Form 10-K
period 1994-06-30
CHAUS BERNARD INC
filed 1994-09-28
CIK 793983

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549
                                   ___________

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934.
For the fiscal year ended        June 30,  1994
- - -------------------------------------------------------------------------------
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934.
For the transition period from
______________________to________________________.

                         Commission file number   1-9169
                                                 --------
                               BERNARD CHAUS, INC.
- - -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         New York                                       13-2807386
- - -------------------------------------------------------------------------------
(State or other jurisdiction of          (I.R.S employer identification number)
incorporation or organization)

        1410 Broadway, New York, New York                  10018
- - -------------------------------------------------------------------------------
       (Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code       (212) 354-1280
                                                  -------------------------
Securities registered pursuant to Section 12(b) of the Act:

      Title of each class          Name of each exchange on which registered
     ---------------------        -------------------------------------------
 Common Stock, $0.01 par value              New York Stock Exchange
- - -------------------------------   -------------------------------------------
Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days Yes  X     No   .
                                             ---      ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the voting stock held by non-affiliates of the registrant on September 16, 1994 was $27,112,524.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date

     Date                         Class                   Shares Outstanding
    ------                      ---------                --------------------
September 16, 1994     Common Stock, $0.01 par value      18,352,331

Documents Incorporated by Reference  Location in Form 10-K in which Incorporated
- - -----------------------------------  -------------------------------------------
Portions of registrant's Proxy                         Part III
Statement for the Annual Meeting
of Shareholders to be held on
November 22, 1994.

The Exhibit Index is located at page _______ of the manually executed and sequentially numbered copy of this Form 10-K, totalling ________ pages.

                                   PART I

ITEM 1.     BUSINESS

Bernard Chaus, Inc., a New York corporation organized in 1975, together with its subsidiaries, designs, arranges for the manufacture of and markets an extensive range of women's clothing, principally under the CHAUS and CHAUS SPORT trademarks. (Hereinafter, Bernard Chaus, Inc. and its subsidiaries are referred to as the "Company".) The Company provides apparel appropriate in a business environment as well as apparel suitable for leisure and active wear. The Company's clothing embodies "updated" styling, which combines contemporary fashion influences with traditional or classic design, and is sold within the "moderate" price category. The Company offers an extensive selection of styles, colors, fabrics and size categories and directs its product mix toward well-received styles. The Company believes that the increasing number of career women contributed in prior years to the Company's growth and to the growth of the market for updated women's apparel in general. In recent years the Company has begun to tailor styles and size categories to a somewhat older and more conservative customer because the female population over thirty-five years of age is increasing faster than that under thirty-five as a result of the aging of the post-war or "baby boom" generation.

In September of 1994, the Company announced a restructuring plan which entailed several initiatives designed to reduce expenses and improve and control inventory position. These included overhead reductions, centralization of certain functions, consolidation and closing of office space and closing of selected retail outlets. Additionally the Company announced the hiring of Andrew Grossman, former President of Jones Apparel Group, as its new Chief Executive Officer.

To further strengthen the Company's operations, Josephine Chaus, Chief Executive Officer and Chairwoman, has provided additional financial support to the Company of $14.4 million. Half of the sum is in the form of an increased letter of credit to provide additional working capital. The remaining half represents proceeds from a cash infusion (See Financial Condition, Liquidity And Capital Resources) that will be used for costs and associated expenses related to the signing of the new Chief Executive Officer.

PRODUCTS

The Company's four principal product lines are: a broad selection of related separates, referred to in the apparel industry as career casual sportswear (marketed under the CHAUS, CHAUS WOMAN and CHAUS PETITE labels); blouses (marketed under the JOSEPHINE label); dresses (marketed under the CHAUS DRESSES, CHAUS WOMAN DRESSES and CHAUS PETITE DRESSES labels); and weekend casual sportswear (marketed under the CHAUS SPORT and CHAUS JEANSWEAR labels). The Company produces collections of each of these product lines for each of its six principal selling seasons:
Spring I, Spring II, Summer, Fall I, Fall II and Holiday. Spring and Fall have been traditionally the Company's major selling seasons.

Career Casual Sportswear. The Company markets an extensive line of career casual sportswear under the CHAUS label for misses sizes, the CHAUS WOMAN label for larger sizes and the CHAUS PETITE label for smaller sizes.

These labels accounted for approximately 26%, 11% and 6%, respectively, of the Company's net sales in fiscal 1994. Although the Company adjusts its product mix to meet anticipated consumer demand, each sportswear collection typically includes a broad selection of blouses, jackets, sweaters, pants and skirts, as well as more casual apparel such as knit tops, shirts, shorts and jumpsuits. Substantially all items in these collections are sold as "separates" rather than as ensembles such as suits. However, the collections are harmonized as to styles, color schemes and fabrics to enable a consumer to assemble outfits consisting of separate styles which are designed to be worn together.

Blouses. Under the JOSEPHINE label, the Company offers women's blouses primarily appropriate in a business environment which are intended to appeal to the more value-conscious consumer. On January 1, 1993, this operation was consolidated into the Chaus Division to save costs and refocus the product.

Dresses. The Company offers its line of moderately-priced dresses under the CHAUS DRESSES, CHAUS WOMAN DRESSES and CHAUS PETITE DRESSES labels. Dresses accounted for approximately 12% of fiscal 1994 net sales.

Weekend Casual Sportswear. The CHAUS SPORT and CHAUS JEANSWEAR labels, consisting of casual jackets, sweaters, pants and skirts, knit tops, shirts, shorts, and denim wearing apparel accounted for approximately 29% of fiscal 1994 net sales.

The Company from time to time produces and makes available to certain of its customers on a special order basis a limited number of styles of its products.

The Company's products and certain of the fabrics from which they are made are designed by a 29-person in-house staff of fashion designers.
Josephine Chaus, who is instrumental in the design function, and the design staff meets from time to time with representatives of the Company's sales, merchandising and production staffs to review the status of each collection and to discuss adjustments in line composition, fabric and color selection, garment construction and product mix. While the Company believes that it has a highly professional design staff, there can be no assurance that its present level of sales could be maintained if Josephine Chaus's personal design and supervisory skills were no longer available to the Company.

SALES AND MARKETING

During fiscal 1994, the Company's products were sold to over 340 trade customers, principally major multi-unit department stores and retail outlets throughout the United States. The Company's products are often displayed together with moderately-priced, updated apparel produced by competing manufacturers, including, in department stores, such stores' own private label merchandise.

During fiscal 1994, approximately 74% of the Company's gross sales were made to the Company's ten largest customers and approximately 87% of gross sales were made to its 100 largest customers. Certain of these customers are under common ownership. For example, ten different multi-unit department store customers owned by The May Department Stores Company accounted for approximately 17% of gross sales and six different multi-unit department store customers owned by Dillards Department Stores accounted for approximately 17% and six different multi-unit department store customers owned by Federated Department Stores accounted for approximately 9% of the Company's gross sales in fiscal 1994. Assuming the Federated/Macy's merger had occurred for fiscal 1994, sales to department stores owned by the combined entity would have approximated 12%. Although the Company believes multi-unit department store customers make their own decisions regarding purchases of the Company's products, these decisions are affected generally by policies and guidelines adopted by their parent companies. The Company believes that there is a trend among such customers toward more centralized buying decisions. The Company expects that its 100 largest customers will continue to account for the overwhelming majority of its sales. In addition, during fiscal 1994 the Company generated approximately $9,000,000 in foreign sales.

The Company's selling operation is highly centralized. Sales are made by the Company's employees primarily through the Company's New York City showrooms. The Company does not employ outside sales representatives or operate regional sales offices, but it does occasionally participate in regional merchandise marts. This sales structure enables management to control the Company's selling operation more effectively, limit travel expenses, as well as to deal directly with, and be readily accessible to, major customers. The Company assists its customers in allocating their purchasing budgets among the items in the various product lines to enable consumers to view the full range of the Company's offerings in each collection. During the course of the retail selling seasons, the Company monitors its customers' retail sales in order to assess directly, consumer response to its products.

At June 30, 1994, the Company had 35 retail outlet stores as compared to 32 stores at June 30, 1993. The retail outlet stores operation is now located throughout the country from New York to California. These outlet stores are operated in traditional factory outlet centers in locations intended not to conflict with the Company's major retail department store customers. As part of the Company's restructuring, one store was closed in fiscal 1994 and four stores will be closed in fiscal 1995.

The Company maintains a limited cooperative advertising program under which it reimburses, in certain circumstances, a portion of a customer's advertising expenditures to promote the Company's products. Except for this cooperative advertising program, the Company has not engaged in any direct advertising to the public. The Company's cooperative advertising expenditures were approximately $1,649,000 in fiscal 1994.

MANUFACTURING

The Company does not own any manufacturing facilities. The Company obtained substantially all (approximately 85%) of its products directly from over 260 independent suppliers located primarily in South Korea, Hong Kong, Taiwan, the Philippines, China, Indonesia and elsewhere in the Far East. Approximately 15% of the Company's products were manufactured in Israel, India and the Caribbean Basin. No contractual obligations exist between the Company and its manufacturers except on an order-by-order basis. During fiscal 1994, the Company purchased approximately 47% of its finished goods from its ten largest manufacturers, including approximately 10% of its finished goods from its largest manufacturer, which is located in the Philippines and Sri Lanka. Contracting with foreign manufacturers enables the Company to take advantage of prevailing lower labor rates, to use a skilled labor force to produce high quality products and to have more flexibility to provide raw materials (piece goods) to the manufacturer.

Normally, each manufacturer agrees to produce finished garments on the basis of purchase orders from the Company, supported by a letter of credit naming the manufacturer as beneficiary to secure payment for the finished garments. The manufacturer generally purchases all necessary fabrics and raw materials from suppliers from which such fabrics and raw materials have been previously ordered by the Company. The Company itself will occasionally purchase fabrics and other raw materials.

The Company's technical production support staff located in New York City produces patterns, prepares production samples from the patterns for modification and approval by the Company's design staff, and marks and grades the patterns in anticipation of production. While the factories have the capability to perform these services, the Company believes that its personnel can best express its design concepts and efficiently supervise production to better ensure that a quality product is produced. Once production fabric is shipped to them, the manufacturers produce finished garments in accordance with the production samples and obtain necessary quota allocations and other requisite customs clearances. Branch offices of the Company's subsidiaries in Korea, Hong Kong, and Taiwan and the Company's employees based in Italy and India, monitor production at each manufacturing facility to control quality, compliance with the Company's specifications and timely delivery of finished garments, and arrange for the shipment of finished products to the Company's New Jersey distribution center.

The Company believes that the number and geographical diversity of its manufacturing sources minimize the risk of adverse consequences that would result from termination of its relationship with any of its larger manufacturers. The Company also believes that it would have the ability to develop, over a reasonable period of time, adequate alternate manufacturing sources should any of its existing arrangements terminate. However, should any substantial number of such manufacturers become unable or unwilling to continue to produce apparel for the Company or to meet their delivery schedules, or if the Company's present relationships with such manufacturers were otherwise materially adversely affected, there can be no assurance that the Company would find alternate manufacturers of finished goods on satisfactory terms to permit the Company to meet its commitments to its customers on a timely basis. In such event, the Company's operations could be materially disrupted, especially over the short-term. The Company believes that relationships with its major manufacturers are satisfactory.

The Company uses a broad range of fabrics in the production of its clothing, which is primarily made from synthetic fibers (including polyester and acrylic), as well as from natural fibers (including cotton and wool) and blends of natural and synthetic fibers. The Company does not have any formal, long-term arrangements with any fabric or other raw material supplier. During fiscal 1994, virtually all of the fabrics used in the Company's products were ordered from the Company's five largest suppliers, which are located in Japan, Taiwan and Korea. The Company selects the fabrics to be purchased, which are generally produced for it in accordance with its own specifications. To date, the Company has not experienced any significant difficulty in obtaining fabrics or other raw materials and considers its sources of supply to be adequate.

The Company operates under substantial time constraints in producing each of its collections. Orders from the Company's customers generally precede the related shipping period by up to five months. However, proposed production budgets are prepared substantially in advance of the Company's initial commitments for each collection. In order to make timely delivery of merchandise which reflects current style trends and tastes, the Company attempts to schedule a substantial portion of its fabric and manufacturing commitments relatively late in a production cycle. In order to secure adequate amounts of quality raw materials, especially greige (i.e., "undyed") goods, the Company must make substantial advance commitments to suppliers of such goods, often as much as seven months prior to the receipt of firm orders from customers for the related merchandise. Many of these early commitments are made subject to changes in colors, assortments and/or delivery dates.

The Company's arrangement with its manufacturers and suppliers are subject to the risks attendant to doing business abroad, including the availability of quota and other requisite customs clearances, the imposition of export duties, political and social instability, currency revaluations and restrictions on the transfer of funds. Bilateral agreements between exporting countries, including those from which the Company imports substantially all of its products, and the United States imposition of quotas limits the amount of certain categories of merchandise, including substantially all categories of merchandise manufactured by the Company, that may be imported into the United States. Furthermore, the majority of such agreements contain "consultation clauses" which allow the United States to impose at any time restraints on the importation of categories of merchandise which, under the terms of the agreements, are not subject to specified limits. The bilateral agreements through which quotas are imposed have been negotiated under the framework established by the Arrangement Regarding International Trade in Textiles, known as the Multifiber Arrangement.

The United States and the countries in which the Company's products are manufactured may, from time to time, impose new quotas, duties, tariffs or other restrictions, or adversely adjust presently prevailing quotas, duty or tariff levels, with the result that the Company's operations and its ability to continue to import products at current or increased levels could be adversely affected. The Company cannot now predict the likelihood or frequency of any such events occurring.

The Company monitors duty, tariff and quota-related developments, and seeks continually to minimize its potential exposure to quota-related risks through, among other measures, geographical diversification of its manufacturing sources, allocation of production of merchandise categories where more quota is available and shifts of production among countries and manufacturers. The expansion in the past few years of the Company's varied manufacturing sources and the variety of countries in which it has manufacturing arrangements, although not the result of specific import restrictions, have had the result of reducing the adverse effect of any increase in such restrictions.

Substantially all of the Company's products are subject to United States customs duties. In the ordinary course of business, the Company, from time to time, is subject to claims by the United States Customs Service ("Customs") for duties and other charges and is entitled to refunds from Customs due to overpayment of duties by the Company and may be required to pay penalties with respect to underpayment of duties. The Company conducted an internal review, on its own initiative, with respect to the declared price of certain of its imported finished goods to determine whether such price had been understated because of a failure to include the cost of raw materials provided by the Company to certain of its manufacturers, as well as the cost of shipping such raw materials by air freight to such manufacturers. During fiscal 1987, the Company made a voluntary tender to Customs of duties and other charges believed to be due with regard to such finished goods and as a result, in accordance with routine administrative procedure in voluntary disclosure and tender situations, Customs initiated an audit to verify the accuracy of the Company's submission and records. At the conclusion of the audit, Customs officials informally advised the Company that further duties in the amount of approximately $700,000 plus penalties and interest may be assessed against the Company. The Company believes that these additional duties relate principally to items of U.S. origin which are not dutiable and intends to vigorously contest any claims that may be made by Customs. The Company and Customs have been reviewing the $700,000 duty amount which has now been substantially reduced; penalties and interest, however, may still be imposed. In addition to the original 1987 tender of $161,000, the Company tendered $500,000 to U.S. Customs in December 1991 as an offer-in-compromise in order to settle this matter. The offer is pending at U.S. Customs headquarters and the Company is awaiting a decision.

Almost all finished goods are shipped to the Company's New Jersey distribution center for final inspection, assembly into collections, allocation and shipment to customers.

BACKLOG

At September 20, 1994, the Company's order book reflected unfilled customer orders for approximately $62.6 million of merchandise (compared to a backlog of $44.2 million at September 20, 1993), all of which is scheduled for delivery during fiscal 1995. The Company does not believe that cancellations, rejections or returns will materially reduce the amount of sales realized from such backlog. Order book data at any date are materially affected by the timing of the initial showing of collections to the trade, as well as by the timing of recording of orders and of shipments. Accordingly, order book data do not provide meaningful period to period comparisons as of specific dates, and comparisons of backlog information with such information as of specific dates for prior periods is not necessarily indicative of future results.

TRADEMARKS

CHAUS, CHAUS ESSENTIAL, CHAUS SPORT, CHAUS WOMAN and MS. CHAUS are registered trademarks of the Company in the United States for use on ladies' garments. These trademarks are renewable in the years 2004, 2008, 2002, 2004 and 2005, respectively. JOSEPHINE is also a registered trademark of the Company in the United States, renewable in the year 2001 for use on ladies' blouses and sweaters. The Company considers its trademarks to have significant value in the marketing of its products.

The Company has also registered its CHAUS and JOSEPHINE marks for ladies' gamrments in certain foreign countries and has applied for registration of its trademarks in certain foreign countries for selected women's accessories including handbags, small leather goods and footwear.

COMPETITION

The women's apparel industry is highly competitive, both within the United States and abroad. Many apparel companies are larger in size and have greater financial resources than the Company. The updated, moderately-priced apparel which the Company produces constitutes only one of the many types of women's apparel, and the Company is not aware of any comprehensive trade statistics to enable it to determine how many companies in the apparel industry produce garments which compete with the Company's products. However, management believes, based on its knowledge of the market, that the Company is one of the largest producers (measured by sales) of updated, moderately-priced women's sportswear in the United States.

The Company believes that an ability to effectively anticipate, gauge and respond to changing consumer demand and tastes relatively far in advance, as well as an ability to operate within substantial production and delivery constraints (including obtaining necessary quota allocations), is necessary to compete successfully in the women's apparel field. Consumer and customer acceptance and support, which depend primarily upon styling, pricing, quality (both in material and production), and product identity, are also important aspects of competition in this industry. The Company believes that its success will depend upon its ability to remain competitive in these areas.

Furthermore, the Company's traditional department store customers, which account for a very substantial portion of the Company's business, encounter intense competition from so-called "off-price" and discount retailers, mass merchandisers, and specialty stores. The Company believes that its ability to increase its present levels of sales will depend on such department store customers' ability to maintain their competitive position and the Company's ability to increase its market share of sales to department stores.

EMPLOYEES

At June 30, 1994, the Company employed 797 full-time employees. Of such employees, 109 were engaged in management and internal administration; 29 in design; 140 in production and production administration; 275 in marketing, merchandising and sales (including 222 employees in the retail outlet store operation); and 107 in shipping. Of the Company's total employees, approximately 137 were located in the Far East and Europe.

The Company is a party to a collective bargaining agreement with the Amalgamated Workers Union, Local 88, covering approximately 160 full-time employees. This agreement expires in August 1996.

The Company considers its relations with its employees to be satisfactory and has not experienced any interruption of operations due to labor disagreements with its employees.

EXECUTIVE OFFICERS

The executive officers of the Company are:

   Name             Age                 Position
  ------           -----               ----------
Richard A. Baker     48       President

Josephine Chaus      43       Chief Executive Officer and Chairwoman of
                              the Board (1)

Michael Fieman       63       Executive Vice President -  Production

Wayne S. Miller      37       Executive Vice President - Finance and
                              Administration, Chief Financial Officer

Marc A. Zuckerman    43       Treasurer

_____________________

(1) Effective September 28, 1994, Andrew Grossman commences employment as the Company's Chief Executive Officer and a member of the two-person Office of the Chairman, which he will share with Josephine Chaus. Since September 13, 1994, Mr. Grossman has been a director of the Company.
Prior to September 2, 1994, Mr. Grossman was President from 1991-1994 and Executive Vice President from 1990 to 1991 of Jones Apparel Group and Vice President of Merchandising for Jones New York from 1987 through 1990. Prior to joining Jones in 1986, Mr. Grossman was employed by Willi Wear Ltd., Herbert Grossman Enterprises, the Ralph Lauren Womens Wear division of Bidermann Industries, Inc. and the Evan Picone division of Palm Beach Inc.

Executive officers serve at the discretion of the Board of Directors.

Bernard Chaus was Chairman of the Board and Chief Executive Officer since founding the Company in 1975 until his death on May 31, 1991.

Richard Baker has been the President of the Company since February 15, 1993. From 1986 to 1992 he was employed by Esprit de Corp., a firm engaged in the apparel business, first as president of Esprit Sport and then, for five years as president of Esprit de Corp. Womenswear.

Josephine Chaus has been employed by the Company in various capacities since its inception. She has been a director of the Company since 1977, President from 1980 through February 1993, Vice Chairman of the Board from 1982 through 1991 and Chief Executive Officer and Chairwoman of the Board since July 22, 1991. In September 1994, the Company engaged Andrew Grossman as its Chief Executive Officer (see note (1) above).

Michael Fieman joined the Company and was appointed Executive Vice President - Production in November 1991. Prior to that he was Vice President - International Operations at Liz Claiborne from 1990 to 1991. From 1988 to 1990 he was with Leslie Fay as President of the Shapely Division.

Wayne S. Miller joined the Company and was appointed Executive Vice President - Finance and Administration and Chief Financial Officer of the Company in June 1994. From April 1994 to June 1994 he was Crisis Manager at USA Classic, Inc. From February 1994 to March 1994 he was a consultant to various apparel companies. From October 1990 to January 1994 he was President and Chief Executive Officer of Publix Group, L.P. Prior to that he was Chief Financial Officer at Basco All-American Sportswear Corp.

Marc A. Zuckerman was appointed Treasurer of the Company in October 1989. He had been employed by the Company from March 1988 to July 1989, as its Director of Corporate Credit. From July to October 1989, he was Director of Corporate Credit and then Assistant Treasurer of Warnaco.

ITEM 2.   PROPERTIES

The Company's principal executive offices are located in modern, leased facilities at 1410 Broadway, New York City, consisting of approximately 39,000 square feet. These facilities also house the Company's showrooms and its sales, design and merchandising staffs. This space is occupied under several leases expiring through 1996. Net base rental expense aggregated approximately $2,060,000 (approximately $800,000 of which is included in restructuring expenses) for fiscal 1994 and are expected to aggregate approximately $1,165,000 (plus an amount to reflect increases in the consumer price index) for fiscal 1995.

The Company also leases (pursuant to two leases) approximately 34,000 square feet of space at 520 Eighth Avenue, New York City, which houses its technical production support facilities (including its sample and pattern makers). Net base rental expense for this space aggregated approximately $413,000 for fiscal 1994. The leases for this facility expire in January 1995 and the Company will eliminate one lease, reduce its square feet of space to 19,000 and expects the aggregate base rental expense to be approximately $305,000 for fiscal 1995.

The Company leases approximately 455,000 square feet in Secaucus, New Jersey. Such facilities house the Company's production, administrative, finance and accounting personnel, computer operations, one retail outlet store, and serve as its warehouse and distribution centers. The leases for the Secaucus facilities expire in 1996. Base rental expense for the Secaucus facilities aggregated approximately $2,382,000 (approximately $600,000 of which is included in restructuring expenses) for fiscal 1994 and are expected to aggregate approximately $1,403,000 in fiscal 1995.

The Company also leases space in Hong Kong, Korea, Taiwan, the Philippines (closed in June 1994) and Italy with annual aggregate rental expense of approximately $715,000 for fiscal 1994. The Company anticipates that aggregate annual rental expense in fiscal 1995 will be comparable to the rental expense made in fiscal 1994.

The Company also leases space for its retail outlet operation with the average store consisting of approximately 3,000 square feet. The annual aggregate base rental expense for such facilities in fiscal 1994 was approximately $3,300,000 (approximately $1,400,000 of which is included in restructuring expenses) and is expected to be approximately $1,800,000 for fiscal 1995.

The Company believes that its existing facilities are well maintained and in good operating condition and will continue to be adequate for its present and anticipated levels of operations.

See Note 10 of Notes to Financial Statements for further information regarding the Company's current material lease obligations.

ITEM 3.   LEGAL PROCEEDINGS

By order dated September 1, 1992, Federal Judge Shirley Wohl Kram dismissed with prejudice as time-barred the Amended Complaint against the Company and others, in the previously reported consolidated class actions entitled Phifer v. Chaus et al., Goldschlack v. Chaus et al., Susman v.
Chaus et al. and I. Bibcoff Inc. Pension Trust Fund v. Chaus et al.   In
such actions, claims were asserted against the Company and others, including the Company's lead underwriters, for alleged misstatements and omissions contained in the Company's July 1986 Prospectus delivered in connection with the Company's initial public offering and its 1986 and 1987 Annual Reports. Plaintiffs's attorneys filed a notice of appeal, which they subsequently withdrew subject to the right to restore the appeal by January 8, 1993. No such appeal was made and the action was automatically deemed dismissed with prejudice.

On April 19, 1993, a Class Action Complaint was filed in the Superior Court of New Jersey, Hudson County, against the Company and others, including the lead underwriter of the Company's 1986 initial public offering, alleging common law fraud and negligent misrepresentation in the sale of the Company's stock in its initial public offering, allegations that are substantially similar to the claims that were dismissed with prejudice in the federal court. One of the plaintiffs from the federal action was originally a party in this action in state court. On June 18, 1993, the Company received by mail, a copy of Jury Demand Class Action in the Superior Court of New Jersey, Hudson County entitled Theodore M. Wietecha and Lisa A. Phifer v. Bernard Chaus, Inc. et al. The complaint was amended in September 1993 to delete Lisa Phifer as a plaintiff. On May 27, 1994, the Company moved to dismiss the complaint and/or to deny or limit class status. The motion is before the court for decision.

While a negative outcome in this action could have a material adverse effect on the Company, management believes that such action is without merit and that the Company has both substantive and procedural bases for contesting this latest action. The Company intends to defend itself vigorously against this claim. Because the underlying claims asserted in the action have not been the subject of discovery and because of the preliminary procedural posture of the action, no estimate of any possible loss due to this action can presently be made.

The Company has also negotiated an agreement with its directors and officers liability insurance carrier whereby the Company will obtain interim reimbursement of certain expenses incurred by the Company in connection with these actions because a portion of such expenses may be attributable to the defense of its directors and officers, with full reservation of rights under the policy of the Company, the directors and officers and the insurance carrier upon the ultimate disposition of the actions.

A claim for indemnification has been asserted by the Company's former Underwriters against the Company. The indemnification claim demands repayment of the legal fees and expenses incurred by the Underwriters in connection with the consolidated class actions entitled Pfifer v. Chaus, et al. Discussions are ongoing with counsel for the Underwriters to resolve this claim.

The Company is also involved in various other legal proceedings arising out of the conduct of its business.

The Company believes that the eventual outcome of the proceedings referred to above will not have a material adverse effect on the Company's financial condition.

For a description of certain duties which may be assessed by Customs against the Company, see "Manufacturing" under Item 1 "Business" above.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
               ----------------------------------------------------

               None.

                                   PART II

ITEM 5.        MARKET FOR THE REGISTRANT'S COMMON STOCK AND
               RELATED STOCKHOLDERS MATTERS.

The Company's Common Stock is traded on the New York Stock Exchange ("NYSE") under the symbol "CHS". The range of high and low sales prices for the Common Stock on the New York Stock Exchange composite tape (as reported by The National Quotation Bureau) through September 16, 1994 is as follows:

                            Fiscal 1994           Fiscal 1993
                         ----------------      ----------------
                         High         Low      High         Low
                         ----------------      ----------------
1st Quarter.........    $3.75       $2.625   $ 9.25       $6.125
2nd Quarter.........     3.125       1.75     10.00        6.25
3rd Quarter.........     2.625       1.625     7.25        4.50
4th Quarter.........     3.75        1.75      5.625       3.25
                                                  Fiscal 1995
                                               ----------------
                                               High         Low
                                               ----------------
1st Quarter to Sept. 16, 1994 ............    $4.375       $1.75

On September 16, 1994, the last sales price of the Company's Common Stock, as reported on the New York Stock Exchange Composite Tape (as reported by The Wall Street Journal), was $4.00.

As of June 30, 1994 the approximate number of record holders of the Company's Common Stock was 1,300.

The Company does not plan to pay any dividends on its Common Stock within the foreseeable future. Any such dividend would, in any event, be subject to compliance with covenants contained in the Company's Financing Agreement (as defined herein), which currently prohibits payment of dividends.

ITEM 6.   SELECTED FINANCIAL DATA.

The following financial information is qualified by reference to, and should be read in conjunction with, the Financial Statements, related Notes, and Management's Discussion and Analysis of Financial Condition and Results of Operations contained elsewhere herein.

                  (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

INCOME STATEMENT DATA:             Fiscal Year Ended June 30,
                        ------------------------------------------------
                         1994      1993       1992      1991       1990
                        ------    ------     ------    ------     ------
Net sales ............$206,332  $235,819   $254,190  $232,444   $291,101
Cost of goods
  sold ............... 186,594   187,423    196,415   192,369    233,657
Selling, general
  and administra-
  tive expenses ....... 55,400    57,410     50,016    51,600     53,190
Restructuring expenses.  5,300
Unusual expenses.......  1,900
Interest expense.......  3,439     2,322      2,474     1,968      2,020
(Loss) income before
  income taxes.........(46,491)  (10,887)     5,757   (12,839)     2,488
Net (loss) income......(46,755)  (10,989)     5,469   (12,004)     1,515
Net (loss) income
  per share (1)........  (2.55)     (.60)       .30      (.66)       .08


BALANCE SHEET DATA:
                      June 30,  June 30,   June 30,  June 30,   June 30,
                        1994      1993       1992      1991       1990
                      --------  --------   --------  --------   --------
Working capital........$ 3,342   $40,923    $51,964   $57,397    $60,055
Total assets .......... 51,619    90,208     86,489    82,571     81,757
Short-term debt,
  including current
  portion of
  long-term debt....... 21,365    17,504      9,910                   51
Long-term debt......... 18,789    14,730     14,820    24,730     14,730
Shareholders' (deficit)
  equity ..............(13,614)   33,147     43,328    37,683     51,249

____________________

(1) Computed by dividing net (loss) income by the weighted average number of Common and Common Equivalent Shares outstanding during the years. For the fiscal years ended 1994, 1993, and 1991, Common Equivalent Shares were not considered as the inclusion of such would have been antidilutive.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table sets forth, for the years indicated, certain items expressed as a percentage of net sales.

                                              Fiscal Year Ended June 30,
                                             ---------------------------
                                              1994      1993      1992
                                             ------    ------    -------
Net sales...............................      100.0%   100.0%    100.0%
Cost of goods sold......................       90.4     79.5      77.3
Selling, general and administrative
  expenses..............................       26.9     24.3      19.7
Restructuring expenses..................        2.5
Unusual expenses........................        0.9
Interest and other income...............       (0.1)     0.2       0.2
Interest expense........................        1.7      1.0       1.0
(Loss) income before
  extraordinary item....................      (22.7)    (4.6)      1.4
Net (loss) income.......................      (22.7)    (4.6)      2.2

FISCAL 1994 COMPARED TO FISCAL 1993

For the fiscal year ended June 30, 1994, net sales decreased by $29.5 million (12.5%) compared to the prior year. Of this decrease, $7.5 million (58.3%) was attributable to blouses, $7.4 million (11.0%) was attributable to weekend casual sportswear, $1.3 million (5.0%) was attributable to dresses, $15.3 million (14.6%) was attributable to sportswear and $.6 million (13.9%) was attributable to the Company's Canadian operation, offset somewhat by an increase of $2.6 million (12.1%) attributable to the retail outlet operation. All percentages in parenthesis compare net sales in fiscal 1994 to net sales in fiscal 1993. Sales amounts by product line are exclusive of merchandise sold by the retail outlet operation.

The sales decrease is primarily due to lower average unit selling prices and higher promotional allowances to accelerate and increase sell-through at the retail level. The Company reduced domestic standard selling prices and anticipated a more favorable business trend which would have enabled it to increase sales; however, the unanticipated continuation of reduced consumer spending for women's apparel resulted in less purchasing of the Company's product. As a result, the Company sold less units at regular price, liquidated excess inventory at reduced prices and had higher promotional allowances to accelerate and increase sell-through at the retail level.

During fiscal year 1994, the Company's retail outlet operation increased from 32 stores on June 30, 1993 to 35 stores on June 30, 1994. The new
stores that were opened contributed approximately $1.7    million of the
$2.6 million increase in retail operation sales. Comparative same store operations from last year to this year (twenty-one stores) showed a combined total sales decrease of approximately 3.5%. Pursuant to the Company's restructuring as indicated below, the Company closed one store during fiscal 1994 and plans to close four stores in fiscal 1995.

Cost of goods sold as a percentage of net sales increased to 90.4% from 79.5% as compared to the prior year. The increase in such costs, as a percentage of net sales, was primarily attributable to the disposal of excess inventories throughout the year at reduced prices, combined with an increase in promotional allowances.

Selling, general and administrative expenses, as a percent of net sales, increased to 26.9% from 24.3% as compared to the prior year. The actual dollar expense decrease of $2.0 million represents expenses recorded as restructuring and unusual expenses.

In June 1994, the Company recorded restructuring expenses of $5,300,000. The restructuring expenses primarily relate to the Company's plan to reduce overhead costs, consolidate its office locations and close selected retail outlet stores. The restructuring expenses include $2,100,000 for the closing of selected retail stores, $2,500,000 for the consolidation of office space in New York, office and warehouse space in New Jersey and the closing of the Company's Philippines office and $700,000 for employee severance. The Company believes that its remaining retail stores will not only provide direct contributions to income but will also enhance the Company's ability to manage its inventory without affecting its principal channels of distribution.

In addition, in June 1994, the Company recorded unusual expenses of $1,900,000. These primarily relate to expenses arising from the abandonment of fixed assets, legal fees and winding down of the Company's Canadian joint venture operation.

Interest expense increased compared with last year primarily due to higher bank borrowings as well as the higher interest rate on subordinated debt.

FISCAL 1993 COMPARED TO FISCAL 1992

For the fiscal year ended June 30, 1993, net sales decreased by $18.4 million (7.2%) compared to the prior year. Of this decrease, $22.1 million (63.1%) was attributable to blouses, $12.7 million (16.1%) was attributable to weekend casual sportswear, $7.9 million (24.0%) was attributable to dresses and $3.1 million (100.0%) was attributable to better sportswear, an operation that was discontinued in fiscal 1992, offset somewhat by increases of $15.4 million (17.2%) attributable to sportswear and $8.0 million (59.8%) attributable to the retail outlet operation. All percentages in parenthesis compare net sales in fiscal 1993 to net sales in fiscal 1992. Sales amounts by product line are exclusive of merchandise sold by the retail outlet operation.

The sales decrease was primarily due to a combination of reduced unit sales and lower average unit selling prices. The Company continued its strategy of reduced domestic standard selling prices and anticipated a more favorable business trend which would have enabled it to increase sales; however, weak retail spending patterns for women's apparel resulted in the Company's customers ordering less than was anticipated. As a result, the Company sold less units and had higher than anticipated inventory levels at June 30, 1993.

During fiscal year 1993, the Company continued the expansion of its retail outlet operation from 23 stores on June 30, 1992 to 32 stores on June 30,

1993. The new stores that were opened contributed approximately $5.0 million of the $8.0 million increase in retail operation sales. Comparative same store operations from last year to this year (nine stores) showed a combined total sales decrease of approximately 8.5%.

Cost of goods sold as a percentage of net sales increased to 79.5% from 77.3% as compared to the prior year. The increase in such costs, as a percentage of net sales, was primarily attributable to an increase in the markdown required on our excessive inventory at June 30, 1993 which increased cost of goods sold combined with an increase in returns and allowances which reduced net sales.

Selling, general and administrative expenses, as a percent of net sales, increased to 24.3% from 19.7% as compared to the prior year. The actual dollar increase of $7.4 million was comprised primarily of increases in the retail outlet operation due to expansion ($2.8 million), an increase in the international operation ($1.0 million) and increased design, merchandising and production costs.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Net cash (used in) provided by operating activities was ($5,020,000) in fiscal 1994, ($29,053,000) in fiscal 1993 and $16,074,000 in fiscal 1992.
The net cash used in operating activities in the current fiscal year resulted primarily from the net loss ($46.8 million) and a reduction in accounts payable ($5.2 million), offset somewhat by decreases in accounts receivable ($12.7 million) and inventories ($20.5 million).

Historically, the Company has not required major capital expenditures. In fiscal 1994 and 1993, purchases of fixed assets were $1.4 million and $2.3 million, respectively, consisting primarily of improvements in the Company's New Jersey warehouse facilities, New York design and showroom facilities, additional computer and telecommunications equipment, and for the expansion of the retail outlet operation. In fiscal 1995, the Company anticipates capital expenditures of approximately $1.5 million, consisting primarily of expenditures for its warehouses, design facilities and the purchase of additional computer software systems.

The Company has in place a Restated and Amended Financing Agreement (the "Financing Agreement") with BNY Financial Corporation ("BNYF"), a wholly owned subsidiary of The Bank of New York. Effective as of October 1, 1993, the Financing Agreement provides to the Company a total line of credit up to an aggregate of $60 million, including letter of credit and direct borrowings, with a sublimit for loans and advances of $20 million. The Financing Agreement contains a borrowing base formula which is the sum of
(i) 85% of eligible receivables, less reserves, (ii) 40% of eligible inventory, up to $27 million and (iii) 100% of excess cash balances, all as defined in the agreement. However, BNYF may decrease or increase the above percentages in the borrowing base. The Company's indebtedness under the Financing Agreement is collateralized by the Company's accounts receivable and inventory. Such agreement requires the Company to comply quarterly with various financial tests including tangible net worth of at least $47.5 million, working capital of at least $40 million and restrictions on payment of principal and interest on subordinated indebtedness unless certain conditions are met. Such agreement also requires the Company to comply with various other restrictions including, but not limited to, a restriction on the payment of dividends. Interest on direct borrowings is payable monthly at an annual rate which is the higher of (a) 1/2 of 1% above the prime rate of the Bank of New York (7.25% at June 30, 1994, and 6.0% at June

30, 1993) or (b) 1% above the federal funds rate, as defined. Additional interest at 2-1/2% per annum is due on amounts not paid when due. In addition, the agreement provides for the payment of minimum service charges and/or interest which for the fiscal year ended June 30, 1994, aggregated approximately $900,000. The Financing Agreement may be cancelled by the Company any time after July 1, 1995, upon 60 days prior written notice to BNYF or prior to July 1, 1995 upon 60 days written notice to BNYF and the payment of an early termination fee. The Financing Agreement is cancellable by BNYF effective July 1, 1995 or any July 1 thereafter, upon 60 days written notice to the Company.

During all four quarters of fiscal year 1994, the Company was not in compliance with certain financial covenants. BNYF has waived such noncompliance.

The Company is currently negotiating with its bank for modification of certain financial covenants for the future in order to provide the latitude and resources necessary for future programs. The Company believes that this negotiation will be successfully completed in the near future. However, there can be no assurance that the Company will be able to obtain the necessary modifications.

Josephine Chaus has provided a $7.2 million letter of credit expiring April
15, 1995 (increased from previous amounts provided by her of $3.0 million in April 1994 and $5.0 million in June 1994 and extended from the previous expiration date of October 15, 1994) to support the Company's credit facility. In exchange for this letter of credit, BNYF is providing at least an additional $12.2 million of credit availability under the Company's borrowing formula. To compensate Ms. Chaus for the letter of credit, an independent committee of the Company's Board of Directors has authorized the issuance to her of warrants to purchase an aggregate of 544,000 shares of Common Stock at exercise prices ranging from $2.25 to $3.00 (in each case equal to 120% of the market price on the authorization date) and warrants to purchase additional shares of Common Stock at an exercise price equal to 120% of the five days trading average of the closing sale price of the Company's Common Stock commencing September 27, 1994. The precise number of such shares shall be set after the exercise price is determinded. Issuance of the warrants is subject to (i) receipt of an opinion from a nationally recognized investment banking firm that the terms of the warrants are commercially reasonable and (ii) shareholder approval.

Josephine Chaus has also agreed to purchase $7.2 million of Common Stock of the Company at a purchase price determined by the independent committee equal to the five trading day average of the closing sale price of the Company's Common Stock commencing September 27, 1994. Issuance of the shares is subject to (i) receipt of an opinion from a nationally recognized investment banking firm that the purchase price terms are commercially reasonable and (ii) shareholder approval. Pending such approval, Ms. Chaus has loaned the $7.2 million to the Company and the Company has issued a $7.2 million promissory note to Ms. Chaus, bearing interest at 12%. The note will be exchanged for the shares of Common Stock when the conditions to issuance have been satisfied. Proceeds from such cash infusion are being used for costs and associated expenses related to the signing of the new
Chief Executive Officer which costs will be charged to operations in the quarter ending September 30, 1994.

The Company has outstanding at June 30, 1994 $19,039,000 of subordinated promissory notes payable to Josephine Chaus and the Estate of Bernard Chaus, which were originally issued on June 30, 1986 (the "First Promissory Notes"). In October 1993 an independent committee of the Board of Directors agreed in principle with the noteholders to modify the First Promissory Notes. The maturity date of the notes was extended until July 1, 1995 and, effective October 18, 1993, it was agreed that the notes would bear interest at a rate of 12% per annum, payable quarterly. It was further agreed that interest which had to be deferred as a result of bank covenant requirements would be added to the New Promissory Note (see below). The noteholder has agreed that all accrued interest added quarterly to the New Promissory Note will be payable on July 1, 1995.

In February and March 1991, Bernard Chaus and Josephine Chaus each provided subordinated financing to the Company in the aggregate amount of $10.0 million (the "Second Promissory Notes"). In September 1993, both Josephine Chaus and the Estate of Bernard Chaus agreed to convert the remaining balance of the Second Promissory Notes ($2,623,000) and the interest for the quarter ended June 30, 1993 for both the First Promissory Notes and the Second Promissory Notes ($417,432) into a demand note (the "Demand Note") in the aggregate amount of $3,040,432.

In October 1993, an independent committee of the Board of Directors agreed in principle with the noteholders to modify the Demand Note. The Demand Note was converted into new promissory notes (collectively the "New Promissory Notes"). It was agreed that the New Promissory Notes would bear interest at the rate of 10% per annum effective from July 1, 1993, and that such interest would be payable on July 1, 1994. Principal payments on the New Promissory Notes were made in November 1993 ($500,000), February 1994 ($250,000) and August 15, 1994 ($250,000). The noteholder agreed to extend the maturity date for the remaining principal and interest payments which were to have been due on July 1, 1994 to July 1, 1995.

Aggregate annual principal payments of subordinated debt as of June 30, 1994 are $250,000 in fiscal year 1995, and $18,789,000 in fiscal year 1996.

The Company has undertaken a number of initiatives to strengthen its financial position, including a cash infusion of $7.2 million from its principal shareholder, a letter of credit issued by this shareholder to facilitate an increase in loan availability, closure of certain retail operations, consolidation of other office facilities, an overhead reduction program and the hiring of certain senior management personnel. The Company believes that these initiatives will have a positive impact on future operating results.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements are included herein commencing on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Previously reported on Form 8-K filed by the Company on June 16, 1994.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Information with respect to the executive officers of the Company is set forth in Part I of this Annual Report on Form 10-K.

Information with respect to the directors of the Company is incorporated by reference to the information to be set forth under the heading
"ELECTION OF DIRECTORS" in the Company's definitive proxy statement relating to its 1994 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A (the "Company's 1994 Proxy Statement").

ITEM 11.  EXECUTIVE COMPENSATION.

Information called for by Item 11 is incorporated by reference to the information to be set forth under the heading "EXECUTIVE COMPENSATION" in the Company's 1994 Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Information called for by Item 12 is incorporated by reference to the information to be set forth under the heading "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" in the Company's 1994 Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Information called for by Item 13 is incorporated by reference to the information to be set forth under the headings "EXECUTIVE COMPENSATION" and "CERTAIN TRANSACTIONS" in the Company's 1994 Proxy Statement.

                                  PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-
K.

     (a) Financial Statements and Financial Statement Schedules: See List of Financial Statements and Financial Statement Schedules on page F-1.

     (b) The Company filed a Form 8-K during the last quarter of its fiscal year ended June 30, 1994.

             (c)           Exhibits filed herewith denoted by(*):

                                                               Sequentially
                                                               Numbered
                                                               Page
                                                               ------------
Exhibit No.
- - -----------
       3.1     Restated Certificate of Incorporation of the
               Company (incorporated by reference to  Exhibit
               3.1 of the Company's Registration Statement on
               Form S-1,Registration No. 33-5954).

       3.2     By-laws of the Company, as amended
               (incorporated by reference to Exhibit 3.1 of the Company's Form 10-Q for the quarter ended
               December 31, 1987).

      10.1 Restricted Stock Purchase Plan (incorporated by reference to Exhibit 10.1 of the Company's
               Form 10-K for the year ended June 30, 1987).

      10.2     1986 Stock Option Plan, as amended and
               restated as of January 1, 1987 (incorporated by reference to Exhibit 10.2 of the Company's
               Form 10-K for the year ended July 1, 1989).

      10.3     Amendment No. 1 to 1986 Stock Option Plan
               (incorporated by reference to Exhibit 10.3 of the Company's Form 10-K for the year ended
               July 1, 1989).

      10.4     Incentive Award Plan (incorporated by
               reference to Exhibit 10.6 of the Company's
               Registration Statement on Form S-1,
               Registration No. 33-5954).

     10.13 Agreement, dated June 15, 1988, between the Company and Bernard Chaus and Josephine Chaus, amending the terms of the Company's Subordinated Promissory Notes to each of them, each in the principal amount of $7,365,000, the form of which was filed as Exhibit 10.13 of the Company's Registration Statement on

               Form S-1, Registration No. 33-5954
               (incorporated by reference to Exhibit 10.11 of the Company's Form 10-K for the year ended
               July 2, 1988).

     10.14 Agreement, dated May 17, 1990 between the Company and Bernard Chaus and Josephine Chaus amending the terms of the Company's subordinated Promissory Notes to each of them, each in the principal amount of $7,365,000, the form of which was filed as Exhibit 10.13 of the Company's Registration Statement on Form S-1, Registration No. 33-5954.

     10.15 Agreement, dated August 28, 1987, between Amalgamated Workers Union Local 88,R.W.D.S.U., AFL-CIO and Company, and the Collective Bargaining Agreement, dated September 1, 1984 related thereto (incorporated by reference to Exhibit 10.3 of the Company's Form 10-K for the year ended June 30, 1987).

     10.16 Agreement, dated September 1, 1990, between Amalgamated Workers Union Local 88, R.W.D.S.U., AFL-CIO and Company, and the Collective Bargaining Agreement, dated September 1, 1984 related thereto (incorporated by reference to Exhibit 10.16 of the Company's Form 10-K for the year ended June 30, 1990).


     10.19 Lease, dated January 29, 1987, between L.H. Charney Associates and the Company, of space at the Company's facility at 1410 Broadway, New York, New York (incorporated by reference to Exhibit 10.19 of the Company's Form 10-K for the year ended June 30, 1987).

     10.23 Lease, dated July 27, 1987, between L. H. Charney Associates and the Company, of space at the Company's facility at 1410 Broadway, New York, New York (incorporated by reference to Exhibit 10.23 of the Company's Form 10-K for the year ended July 2, 1988).

     10.31     Agreement dated December 3, 1990 among
               Bernard Chaus, Inc., Bernard Chaus,  Josephine
               Chaus and National Union Fire Insurance
               Company of Pittsburgh, Pa., the Company's directors and officers liability carrier.

     10.38 Financing Agreement dated July 1, 1991 between the Company and BNY Financial Corporation.

     10.39 Employment Agreement, dated July 1, 1991, between the Company and Josephine Chaus.

     10.43     Distribution Agreement, effective June 1,
               1991. between Confeccionistas Unidos, S.A. de
               C.V. and Bernard Chaus, Inc.

     10.60 Employment Agreement, dated November 4, 1991 between Michael Fieman and the Company
               (incorporated by reference to Exhibit 10.60 of the Company's Form 10-K for the year ended
               June 30, 1992).

     10.61 Amended and Restated Financing Agreement, dated September 24, 1992, to the Financing Agreement dated July 1, 1991 between the Company and BNY Financial Corporation (incorporated by reference to Exhibit 10.61 of the Company's Form 10-K for the year ended June 30, 1992.

     10.68 Waiver and amendment dated May 13, 1993 to the Restated and Amended Financing Agreement between the Company and BNY Financial corporation effective July 1, 1992 (incorporated by reference to Exhibit 10.68 of the Company's Form 10-Q for the quarter ended March 31, 1993.


     10.71 Employment Agreement, dated February 15, 1993 between Richard A. Baker and the Company (incorporated by reference to Exhibit 10.71 of the Company's Form 10-K for the year ended June 30, 1993).

     10.72 Employment Agreement, dated July 1, 1993 between Michael Root and the Company
               (incorporated by reference to Exhibit 10.72 of the Company's Form 10-K for the year ended
               June 30, 1993).

     10.73     Waiver dated September 1, 1993 to the
               Restated and Amended Financing Agreement between the Company and BNY Financial
               Corporation effective July 1, 1992
               (incorporated by reference to Exhibit 10.73 of the Company's Form 10-K for the year ended
               June 30, 1993).

     10.74 Agreement, dated February 21, 1991 between the Company and Bernard Chaus and Josephine Chaus amending the terms of the Company's Subordinated Promissory Notes to each of them, each in the principal amount of $7,365,000 (incorporated by reference to Exhibit 10.74 of the Company's Form 10-K for the year ended

               June 30, 1993).

     10.75 Subordinated Promissory Notes dated March 12, 1991, between the Company and Bernard Chaus and Josephine Chaus, separately, each in the amount of $5,000,000 (incorporated by reference to Exhibit 10.75 of the Company's Form 10-K for the year ended June 30, 1993).

     10.76 Agreement, dated July 31, 1991, between the Company and the Estate of Bernard Chaus and Josephine Chaus amending the terms of the Company's Subordinated Promissory Notes to each of them, each in the principal amount of $7,365,000, (incorporated by reference to
               Exhibit 10.76 of the Company's Form 10-K for the year ended June 30, 1993).

     10.77 Agreement, dated July 31, 1991, between the Company and the Estate of Bernard Chaus and Josephine Chaus amending the terms of the Company's Subordinated Promissory Notes to each of them, each in the principal amount of $5,000,000 (incorporated by reference to
               Exhibit 10.77 of the Company's Form 10-K for the year ended June 30, 1993).

     10.78 Agreement, dated July 15, 1992, between the Company and the Estate of Bernard Chaus and Josephine Chaus amending the terms of the Company's Subordinated Promissory Notes to each of them, each in the principal amount of $5,000,000 (incorporated by reference to
               Exhibit 10.78 of the Company's Form 10-K for the year ended June 30, 1993).

     10.79 Agreement, dated October 30, 1992, between the Company and the Estate of Bernard Chaus and Josephine Chaus amending the terms of the Company's Subordinated Promissory Notes to each of them, each in the principal amount of $7,365,000 (incorporated by reference to
               Exhibit 10.79 of the Company's Form 10-K for the year ended June 30, 1993).

     10.80 Demand Notes, dated June 30, 1993, between the Company and the Estate of Bernard Chaus and Josephine Chaus, each in the principal amount of $1,520,216 (incorporated by reference to Exhibit 10.80 of the Company's Form 10-K for the year ended June 30, 1993).

     10.81 Agreement, dated September 21, 1993, between the Company and the Estate of Bernard Chaus and Josephine Chaus amending the terms of the Company's Subordinated Promissory Notes to each of them, each in the principal amount of $7,365,000 (incorporated by reference to
               Exhibit 10.81 of the Company's Form 10-K for the year ended June 30, 1993).

     10.82     Waiver dated September 23, 1993 to the
               Restated and Amended Financing Agreement between the Company and BNY Financial
               Corporation effective July 1, 1992
               (incorporated by reference to Exhibit 10.82 of the Company's Form 10-K for the year ended
               June 30, 1993).

     10.83 Waiver dated November 5, 1993 to the Restated and Amended Financing Agreement between the Company and BNY Financial Corporation (incorporated by reference to Exhibit 10.83 of the Company's Form 10-Q for the quarter ended September 30, 1993).

     10.84     Amendment, effective October 1, 1993, to the
               Restated and Amended Financing Agreement between the Company and BNY Financial
               Corporation (incorporated  by reference to
               Exhibit 10.84 of the Company's Form 10-Q for the quarter ended December 31, 1993).

     10.85 Waiver dated January 13, 1994 to the Restated and Amended Financing Agreement between the Company and BNY Financial Corporation (incorporated by reference to Exhibit 10.85 of the Company's Form 10-Q for the quarter ended December 31, 1993).

     10.86     Waiver dated February 10, 1994 to the
               Restated and Amended Financing Agreement between the Company and BNY Financial
               Corporation (incorporated by reference to
               Exhibit 10.86 of the Company's Form 10-Q for the quarter ended December 31, 1993).

     10.87     Waiver dated May 4, 1994 to the Restated and
               Amended Financing Agreement between the
               Company and BNY Financial Corporation
               (incorporated by reference to Exhibit 10.87 of the Company's Form 10-Q for the quarter ended
               March 31, 1994).

    *10.89     Employment Agreement dated June 3, 1994
               between the Company and Wayne Miller.

    *10.90 Employment Agreement dated September 1, 1994 between the Company and Andrew Grossman with Stock Option Agreement dated as of September 1, 1994 by and between the Company and Andrew Grossman.

    *10.91     Settlement Agreement dated as of September
               1994 among Nicole Eskenazi, the Company and certain others.

    *10.92 Severance Agreement dated as of June 16, 1994 between the Company and Anthony M. Pisano.

    *10.93     Waiver dated September 20, 1994 to the
               Restated and Amended Financing Agreement between the Company and BNY Financial
               Corporation.

    *10.94     Subordinated Promissory Notes dated August 1,
               1993, between the Company and Josephine Chaus and the Estate of Bernard Chaus, separately, each in the amount of $208,716.

    *10.95     Subordinated Promissory Note dated August 1,
               1993, between the Company and Josephine Chaus in the amount of $1,311,500.

    *10.96     Subordinated Promissory Note dated August 1,
               1993, between the Company and the Estate of Bernard Chaus, in the amount of $1,000,000.

    *10.97     Subordinated Promissory Note dated August 1,
               1993, between the Company and the Estate of Bernard Chaus, in the amount of $311,500.

    *10.98     Subordinated Promissory Notes dated December
               31, 1993, between the Company and Josephine
               Chaus and the Estate of Bernard Chaus,
               separately, each in the amount of $181,056.

    *10.99     Subordinated Promissory Notes dated December
               31, 1993, between the Company and Josephine
               Chaus and the Estate of Bernard Chaus,
               separately, each in the amount of $412,950.

    *10.100 Agreements dated September 9, 1993, between the Company and Josephine Chaus and the Estate of Bernard Chaus, separately, reflecting amendments to subordinated promissory notes, each in the principal amount of $5,000,000.

    *10.101 Agreements dated October 18, 1993, between the Company and Josephine Chaus and the Estate of Bernard Chaus, separately, reflecting amendments to subordinated promissory notes, each in the principal amount of $1,520,216.

    *10.102 Agreements dated October 18, 1993, between the Company and Josephine Chaus and the Estate of Bernard Chaus, separately, reflecting amendments to subordinated promissory notes, each in the principal amount of $7,365,000.

    *10.103    Agreement dated December 31, 1993, between the
               Company and Josephine Chaus reflecting
               amendments to a subordinated promissory note, in the principal amount of $1,311,500.

    *10.104    Agreement dated December 31, 1993, between the
               Company and the Estate of Bernard Chaus, reflecting amendments to subordinated promissory notes in the principal amounts of $1,000,000 and $311,500.

     22        List of Subsidiaries of the Company
               (incorporated by reference to Exhibit 22 of the Company's Registration Statement on Form
               S-1, Registration No. 33-5954).

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on September 27, 1994.

                                BERNARD CHAUS, INC.

                                By:   /s/ Josephine Chaus
                                    ------------------------------------
                                     Josephine Chaus
                                     Chairwoman of the Board and
                                     Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on September 27, 1994.

Signature                          Title

/s/ Josephine Chaus
- - -----------------------------      Chairwoman of the Board and
    Josephine Chaus                Chief Executive Officer


/s/ Richard A. Baker
- - -----------------------------      President
    Richard A. Baker


/s/ Wayne S. Miller
- - -----------------------------      Executive Vice President -
    Wayne S. Miller                Finance and Administration, Chief
                                   Financial Officer

/s/ Marc A. Zuckerman
- - -----------------------------      Treasurer
    Marc A. Zuckerman


/s/ Jeffrey Goldstein
- - -----------------------------      Controller and Chief Accounting
    Jeffrey Goldstein              Officer


/s/ Philip G. Barach
- - -----------------------------      Director
    Philip G. Barach


/s/ John W. Burden, III
- - -----------------------------      Director
    John W. Burden, III


/s/ S. Lee Kling
- - -----------------------------      Director
    S. Lee Kling


/s/ Harvey M. Krueger
- - -----------------------------      Director
    Harvey M. Krueger


/s/ Andrew Grossman
- - -----------------------------      Director
    Andrew Grossman

                                     IV-27

FORM 10-K--ITEM 14(A)(1) AND (2)


BERNARD CHAUS, INC. AND SUBSIDIARIES


INDEX OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES


The following consolidated financial statements of Bernard Chaus, Inc. and subsidiaries are included in Item 8:

     Reports of Independent Auditors ..............................  F- 2
     Consolidated Balance Sheets--June 30, 1994
       and 1993 ...................................................  F- 4
     Consolidated Statements of Operations--Years Ended
       June 30, 1994, 1993 and 1992 ...............................  F- 5
     Consolidated Statements of Stockholders' Equity--
       Years Ended June 30, 1994, 1993 and 1992....................  F- 6
     Consolidated Statements of Cash Flows--Years Ended
       June 30, 1994, 1993 and 1992 ...............................  F- 7
     Notes to Consolidated Financial Statements ...................  F- 8

The following consolidated financial statement schedules of Bernard Chaus, Inc. and subsidiaries are included in Item 14(d):

     Schedule II  --Amounts Receivable from Related Parties
                      and Underwriters, Promoters, and
                      Employees Other than Related Parties ..........F-16
     Schedule VIII--Valuation and Qualifying Accounts ...............F-17
     Schedule IX  --Short-Term Borrowings ...........................F-18


All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

REPORT OF INDEPENDENT AUDITORS




Stockholders and Board of Directors
Bernard Chaus, Inc.


We have audited the accompanying consolidated balance sheets of Bernard Chaus, Inc. and subsidiaries as of June 30, 1994 and the related consolidated statement of operations, stockholders' deficit, and cash flows for the year then ended. Our audit also included the financial statements schedules listed in the Index at Item 14(a). These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements and financial statement schedules referred to above present fairly, in all material respects, the consolidated financial position of Bernard Chaus, Inc. and subsidiaries at June 30, 1994, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.

Deloitte & Touche LLP

New York, New York
September 21, 1994

REPORT OF INDEPENDENT AUDITORS


Stockholders and Board of Directors
Bernard Chaus, Inc.


We have audited the accompanying consolidated balance sheet of Bernard Chaus, Inc. and subsidiaries as of June 30, 1993 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended June 30, 1993. Our audits also included the financial statement schedules listed in the index at Item 14 (a) for each of the two years in the period ended June 30, 1993. These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bernard Chaus, Inc. and subsidiaries at June 30, 1993, and the consolidated results of their operations and their cash flows for each of the two years in the period ended June 30, 1993, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth there in.


ERNST & YOUNG LLP

New York, New York
August 18, 1993


                   BERNARD CHAUS, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS

                                                 JUNE 30,        JUNE 30,
                                                   1994            1993
- - -------------------------------------------------------------------------------
                                       (In thousands except number of shares)
ASSETS
Current Assets
  Cash and cash equivalents...................  $   468         $ 1,367
  Accounts receivable, less allowance for
   doubtful accounts, sales discounts,
   returns and allowances of $6,340
   and $4,341 ................................   17,757          30,562
  Inventories.................................   25,503          45,974
  Prepaid expenses............................    3,608           4,629
  Refundable and prepaid income taxes.........      135             722
                                                -------         -------
    Total Current Assets......................   47,471          83,254
Fixed Assets..................................    3,612           5,932
Other Assets..................................      536           1,022
                                                $51,619         $90,208
                                                =======         =======

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current Liabilities
  Notes payable - banks.......................  $21,115         $14,881
  Subordinated promissory notes - current ....      250           2,623
  Accounts payable............................   14,290          19,489
  Accrued expenses............................    6,710           5,338
  Accrued restructuring expenses..............    1,764
                                                -------         -------
    Total Current Liabilities.................   44,129          42,331
Subordinated Promissory Notes.................   18,789          14,730
Accrued Restructuring Expenses................    2,315
                                                -------         -------
                                                 65,233          57,061
Stockholders' (Deficit) Equity
  Preferred stock, $.01 par value,
   authorized shares -- 1,000,000;
   outstanding shares -- none
  Common stock, $.01 par value;
   authorized shares -- 50,000,000;
   issued shares -- 18,975,031 at
   June 30, 1994 and June 30, 1993 ..........       190             190
  Additional paid-in capital.................    40,226          40,232
  Deficit ..................................    (52,550)         (5,795)
  Less:  Treasury stock, at cost --
           622,700 shares....................    (1,480)         (1,480)
                                                -------         -------
    Total Stockholders' (Deficit) Equity.....   (13,614)         33,147
                                                -------         -------
                                                $51,619         $90,208
                                                =======         =======

See accompanying notes.

                      BERNARD CHAUS, INC AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                              Fiscal Year Ended June 30,
                                            -----------------------------
                                             1994       1993        1992
                                            ------     ------      ------
                                (In thousands, except share and per share amounts)

Net sales..............................    $206,332  $235,819   $254,190
Cost of goods sold.....................     186,594   187,423    196,415
                                           --------  --------   --------
Gross profit...........................      19,738    48,396     57,775
Selling, general and
  administrative expenses..............      55,400    57,410     50,016
Restructuring expenses.................       5,300
Unusual expenses.......................       1,900
                                           --------  --------   --------
                                            (42,862)   (9,014)     7,759

Interest income........................          20       293        444
Interest expense.......................      (3,439)   (2,322)    (2,474)
Other income (expense).................        (210)      156         28
                                           --------  --------   --------
(Loss) income before provision
  for income taxes & extraordinary item.    (46,491)  (10,887)     5,757
Provision for income taxes..............        264       102      2,245
                                           --------  --------   --------
(Loss) income before extraordinary item     (46,755)  (10,989)     3,512
Extraordinary item:
Benefit from utilization of net
  operating loss carryforward ..........                           1,957

Net (loss) income.......................   ($46,755) ($10,989)    $5,469
                                           ========  ========   ========
(Loss) income per common share
 before extraordinary item..............     ($2.55)   ($0.60)     $0.19
Income per common share
  from extraordinary item...............                            0.11
                                           --------  --------   --------
Net (loss) income per share.............     ($2.55)   ($0.60)     $0.30
                                           ========  ========   ========
Weighted average number of common and
common equivalent shares outstanding     18,352,000  18,272,000  18,363,000

See accompanying notes.

                                  BERNARD CHAUS, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY
                                 Common Stock                                      Treasury Stock
                                ---------------   Additional            (Deficit)  --------------
                                Number of          Paid-in    Deferred   Retained  Number of
                                 Shares  Amount    Capital  Compensation Earnings   Shares  Amount    Total
                                 ------  ------   --------- ------------ --------   ------  ------
                                               (In thousands, except number of shares)


Balance at June 30, 1991.... 18,680,738   $187     $39,259        ($8)    ($275)  622,700  ($1,480)  $37,683
Net income...................                                             5,469                        5,469
Exercise of stock options....    54,770                168                                               168
  Deferred compensation
  amortization ..............                                       8                                      8
                             ----------   ----     -------          --  -------   -------   ------   -------
Balance at June 30, 1992     18,735,508    187      39,427          0     5,194   622,700   (1,480)   43,328
Net loss...................                                             (10,989)                     (10,989)
Exercise of stock options...    239,523      3         805                                               808
                             ----------   ----     -------          --  -------   -------   ------   -------
Balance at June 30, 1993.... 18,975,031    190      40,232          0    (5,795)  622,700   (1,480)   33,147
Net loss....................                                            (46,755)                     (46,755)
Restricted stock purchase
  and retirement - net......                            (6)                                               (6)
                             ----------   ----     -------          --  -------   -------   ------   -------
Balance at June 30, 1994     18,975,031   $190     $40,226          $0 ($52,550)  622,700  ($1,480) ($13,614)
                             ==========   ====     =======          ==  =======   =======   ======   =======

See accompanying notes.

                       BERNARD CHAUS, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                Fiscal Year Ended June 30,
                                              ------------------------------
                                               1994         1993       1992
                                              ------       ------     ------
                                                        (In thousands)
OPERATING ACTIVITIES
  Net (loss) income........................ ($46,755)   ($10,989)    $ 5,469
  Adjustments to reconcile net
   (loss) income to net cash provided by
   (used in) operating activities:
    Depreciation and amortization..........    2,485       1,553       1,737
    Loss on disposal of fixed assets.......    1,192
    Provision for (recovery of) losses on
     accounts receivable...................      117         (25)       (951)
    Deferred compensation - net............                                8
    Unpaid interest on subordinated
     promissory notes......................    2,436
    Changes in operating assets and
     liabilities:
     Accounts receivable...................   12,688       2,764       6,217
     Inventories...........................   20,471     (26,097)      4,116
     Prepaid expenses and other assets.....    1,507      (2,574)       (783)
     Income taxes receivable...............      587         (81)      1,988
     Accounts payable......................   (5,199)      4,588      (1,214)
     Accrued expenses......................    1,372       1,808        (513)
     Accrued restructuring expenses........    4,079
                                             -------     -------     -------
NET CASH (USED IN) PROVIDED BY
  OPERATING ACTIVITIES.....................   (5,020)    (29,053)     16,074

INVESTING ACTIVITIES
  Purchase of fixed assets.................   (1,357)     (2,275)     (2,254)
                                             -------     -------     -------
NET CASH USED IN INVESTING ACTIVITIES....     (1,357)     (2,275)     (2,254)

FINANCING ACTIVITIES
  Net proceeds from short term bank
   borrowings..............................    6,234      14,881
  Principal payments on subordinated
   promissory notes........................     (750)     (7,377)
  Purchase and retirement of restricted
   stock...................................       (6)
                                             -------     -------     -------
  Net proceeds from sale of stock..........                  808         168

 NET CASH PROVIDED BY FINANCING
   ACTIVITIES..............................    5,478       8,312         168
                                             -------     -------     -------
(DECREASE) INCREASE IN CASH AND
  CASH EQUIVALENTS.........................     (899)    (23,016)     13,988
CASH AND CASH EQUIVALENTS AT
  BEGINNING OF YEAR........................    1,367      24,383      10,395
                                             -------     -------     -------
CASH AND CASH EQUIVALENTS AT END OF YEAR...  $   468     $ 1,367     $24,383
                                             =======     =======     =======

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

THE COMPANY: Bernard Chaus, Inc. designs, arranges for the manufacture of and markets an extensive range of women's clothing. The Company sells its products primarily to department and specialty stores throughout the United States.

PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of the Company and its subsidiaries. Material intercompany accounts and transactions have been eliminated.

NET (LOSS) INCOME PER SHARE: Net (loss) income per share has been computed by dividing the applicable net (loss) income by the weighted average number of common and common equivalent shares outstanding during the year (1994 - 18,352,000, 1993 - 18,272,000 and 1992 - 18,363,000). For the fiscal years ended 1994 and 1993, common equivalent shares were not considered as the inclusion of such would have been antidilutive.

REVENUE RECOGNITION:  Revenues are recorded at time of merchandise shipment.

CREDIT TERMS: The Company extends credit to its customers based upon an evaluation of the customer's financial condition and credit history. The Company generally does not require collateral. There have been minimal net credit losses in each of the last three fiscal years. The historic level of credit losses is 0.14% of net sales, and the Company provides for estimated losses. These losses have consistently been below management's expectations. At June 30, 1994 and 1993, respectively, there was approximately 41.5% and 36% of the Company's accounts receivable balance due from the department store customers.

SALES RETURNS: The Company records sales returns as a reduction to gross sales.

COOPERATIVE ADVERTISING: The Company records charges for cooperative advertising as advertising expense, a component of selling, general and administrative expenses.

FOREIGN CURRENCY TRANSACTIONS: The Company negotiates substantially all of its purchase orders with foreign manufacturers in United States dollars. The Company considers the United States dollar to be the functional currency of its overseas subsidiaries. All foreign currency gains and losses are recorded in the Statement of Operations.

EMPLOYEE BENEFITS: The Company does not provide postretirement benefits other than pensions to union employees. Accordingly, Statement of Financial Accounting Standards No. 106 "Employers' Accounting for Postretirement Benefits other than Pensions" will not affect the Company's financial statements. The Company does not typically provide post employment benefits to its employees. Accordingly, Statement of Financial Accounting Standards No. 112 "Employers' Accounting for Postemployment Benefits" will not have a material affect on the Company's financial statements.

INVENTORIES: Inventories are stated at the lower of cost, using the first-in, first-out method, or market.

FIXED ASSETS: Furniture and equipment are depreciated principally using the straight-line method over eight years. Leasehold improvements are amortized using the straight-line method over either the term of the lease or the estimated useful life of the improvement, whichever period is shorter. Automobiles are depreciated principally using the straight-line method over five years. Computer software is depreciated using the straight-line method over five years.

INCOME TAXES: Effective July 1, 1993, the Company adopted Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes." Under Statement

109, the liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. Prior to the adoption of Statement 109, income tax expense was determined using the deferred method. Deferred tax expense was based on items of income and expenses that were reported in different years in the financial statements and tax returns and were measured at the tax rate in effect in the year the difference originated.

As permitted by Statement 109, the Company has elected not to restate the financial statements of any prior years. There was no cumulative effect of the change, as well as there being no effect on pre-tax loss for the year ended June 30, 1994.

CASH EQUIVALENTS: Cash equivalents are short-term, highly liquid investments purchased with an original maturity of three months or less.

2.  INVENTORIES

Inventories consist of:

                                        June 30,       June 30,
                                          1994           1993
                                        --------       --------
                                             (In thousands)
Finished goods ................          $25,075        $43,666
Work-in-process ...............              124            526
Raw materials .................              304          1,782
                                         -------        -------
                                         $25,503        $45,974
                                         =======        =======

Inventories include merchandise in transit (principally finished goods) of approximately $11,176,000 at June 30, 1994 and $15,709,000 at June 30, 1993.

3.  FIXED ASSETS
Fixed assets at cost, net of accumulated depreciation and amortization, consist of:

                                        June 30,       June 30,
                                          1994           1993
                                        --------       --------
                                             (In thousands)
 Furniture and equipment ......          $11,781        $12,348
 Leasehold improvements .......            9,303          9,412
 Automobiles ..................              340            484
                                         -------        -------
                                          21,424         22,244
 Less accumulated depreciation and
  amortization ...............            17,812         16,312
                                         -------        -------
                                          $3,612         $5,932
                                         =======        =======

4.  INCOME TAXES

Effective July 1, 1993, the Company adopted Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes". Under Statement 109, the liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and operating loss carryforwards are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. Prior to the adoption of Statement 109, income tax expense was based on items of income and expenses that were reported in different years in the financial statements and tax returns and were measured at the tax rate in effect in the year the difference originated.

As permitted by Statement 109, the Company has elected not to restate the financial statements of any prior years. There was no cumulative effect of the change, as well as there being no effect on pre-tax loss for the year ended June 30, 1994.

Significant components of the Company's net deferred tax assets as of June 30, 1994 are as follows:

                                                   (in thousands)

Deferred tax assets:
  Net operating loss carryforwards                     $20,300
  Costs capitalized to inventory for
   tax purposes                                          1,000
  Allowance for doubtful accounts                          100
  Book over tax depreciation                             1,300

  Restructuring reserves not currently deductible        1,600
  Other nondeductible accruals                             800
                                                       -------
                                                        25,100
  Valuation allowance for deferred tax assets          (25,100)
                                                       -------
    Net deferred tax asset                             $  0
                                                       =======

There was a change in the valuation allowance for the year ended June 30, 1994 of $19,600,000.

                                          Fiscal Year Ended June 30,
                                      --------------------------------
                                       1994         1993          1992
                                      ------       ------        ------
                                                (In thousands)
(Credit) provision for federal
  income taxes at the stat-
  utory rate of 35.0% in 1994 34.5%
  in 1993 and 34% in 1992..........  ($16,272)     ($3,756)      $1,957
 State and local income taxes
  net of federal tax benefit.......       264          102          288
 Effect of unrecognized tax loss
  carryforwards....................    16,272        3,756
                                      -------       ------       ------
 Provision for income taxes........   $   264       $  102       $2,245
                                      =======       ======       ======

At June 30, 1994, the Company has a federal net operating loss carryforward for income tax purposes of approximately $50 million, which will expire between 2006 and 2009.

5.  FINANCIAL AGREEMENTS

The Company has in place a Restated and Amended Financing Agreement (the "Financing Agreement") with BNY Financial Corporation ("BNYF"), a wholly owned subsidiary of The Bank of New York. Effective as of October 1, 1993, the Financing Agreement provides to the Company a total line of credit up to an aggregate of $60 million, including letter of credit and direct borrowings, with a sublimit for loans and advances of $20 million. The Financing Agreement contains a borrowing base formula which is the sum of (i) 85% of eligible receivables, less reserves, (ii) 40% of eligible inventory, up to $27 million and (iii) 100% of excess cash balances, all as defined in the agreement. However, BNYF may decrease or increase the above percentages in the borrowing base. The Company's indebtedness under the Financing Agreement is collateralized by the Company's accounts receivable and inventory.
Such agreement requires the Company to comply quarterly with various financial tests including tangible net worth of at least $47.5 million, working capital of at least $40 million and restrictions on payment of principal and interest on subordinate indebtedness unless certain conditions are met. Such agreement also requires the Company to comply with various other restrictions including, but not limited to, a restriction on the payment of dividends. Interest on direct borrowings is payable monthly at an annual rate which is the higher of (a) 1/2 of 1% above the prime rate of the Bank of New York (7.25% at June 30, 1994, and 6.0% at June 30, 1993) or (b) 1% above the federal funds rate, as defined. Additional interest at 2-1/2% per annum is due on amounts not paid when due. In addition, the agreement provides for the payment of minimum service charges and/or interest which for the fiscal year ended June 30, 1994, aggregated approximately $900,000. The Financing Agreement may be cancelled by the Company any time after July 1, 1995, upon 60 days prior written notice to BNYF or prior to July 1, 1995 upon 60 days written notice to BNYF and the payment of an early termination fee. The Financing Agreement is cancellable by BNYF effective July 1, 1995 or any July 1 thereafter, upon 60 days written notice to the Company.

During all four quarters of fiscal year 1994, the Company was not in compliance with certain financial covenants. BNYF has waived such noncompliance.

The Company is currently negotiating with its bank for modification of certain financial covenants for the future in order to provide the latitude and resources necessary for future programs. The Company believes that this negotiation will be successfully completed in the near future. However, there can be no assurance that the Company will be able to obtain the necessary modifications.

Josephine Chaus has provided a $7.2 million letter of credit expiring April 15, 1995 (increased from previous amounts provided by her of $3.0 million in April 1994 and $5.0 million in June 1994 and extended from the previous expiration date of October 15, 1994) to support the Company's credit facility. In exchange for this letter of credit, BNYF is providing at least an additional $12.2 million of credit availability under the Company's borrowing formula. To compensate Ms. Chaus for the letter of credit, an independent committee of the Company's Board of Directors has authorized the issuance to her of warrants to purchase an aggregate of 544,000 shares of Common Stock at exercise prices ranging from $2.25 to $3.00 (in each case equal to 120% of the market price on the authorization date) and warrants to purchase additional shares of Common Stock at an excerise price equal to 120% of the five days trading average of the closing sale price of the Company's Common Stock commencing September 27, 1994. The precise number of such shares shall be set after the exercise price is determined. Issuance of the warrants is subject to (i) receipt of an opinion from a nationally recognized investment banking firm that the terms of the warrants are commercially reasonable and (ii) shareholder approval.

Josephine Chaus has also agreed to purchase $7.2 million of Common Stock of the Company at a purchase price determined by the independent committee equal to the five trading day average of the closing sale price of the Company's Common Stock commencing September 27, 1994. Issuance of the shares is subject to
(i) receipt of an opinion from a nationally recognized investment banking firm that the purchase price terms are commercially reasonable and (ii) shareholder approval. Pending such approval, Ms. Chaus has loaned the $7.2 million to the Company and the Company has issued a $7.2 million promissory note to Ms. Chaus, bearing interest at 12%. The note will be exchanged for the shares of Common Stock when the conditions to issuance have been satisfied. Proceeds from such cash infusion are being used for costs and associated expenses related to the signing of the new Chief Executive Officer which costs will be charged to operations in the quarter ending September 30, 1994.

6.  SUBORDINATED PROMISSORY NOTES

The Company has outstanding at June 30, 1994 $19,039,000 of subordinated promissory notes payable to Josephine Chaus and the Estate of Bernard Chaus, which were originally issued on June 30, 1986 (the "First Promissory Notes"). In October 1993 an independent committee of the Board of Directors agreed in principle with the noteholders to modify the First Promissory Notes. The maturity date of the notes was extended until July 1, 1995 and, effective October 18, 1993, it was agreed that the notes would bear interest at a rate of 12% per annum, payable quarterly. It was further agreed that interest which had to be deferred as a result of bank covenant requirements would be added to the New Promissory Note (see below). The noteholder has agreed that all accrued interest added quarterly to the New Promissory Note will be payable on July 1, 1995.

In February and March 1991, Bernard Chaus and Josephine Chaus each provided subordinated financing to the Company in the aggregate amount of $10.0 million (the "Second Promissory Notes"). In September 1993, both Josephine Chaus and the Estate of Bernard Chaus agreed to convert the remaining balance of the Second Promissory Notes ($2,623,000) and the interest for the quarter ended June 30, 1993 for both the First Promissory Notes and the Second Promissory Notes ($417,432) into a demand note (the "Demand Note") in the aggregate amount of $3,040,432.

In October 1993, an independent committee of the Board of Directors agreed in principle with the noteholders to modify the Demand Note. The Demand Note was converted into new promissory notes (collectively the "New Promissory Notes"). It was agreed that the New Promissory Notes would bear interest at the rate of 10% per annum effective from July 1, 1993, and that such interest would be payable on July 1, 1994. Principal payments on the New Promissory Notes were made in November 1993 ($500,000), February 1994 ($250,000) and August 15, 1994
($250,000). The noteholder agreed to extend the maturity date for the remaining principal and interest payments which were to have been due on July 1, 1994 to July 1, 1995.

Aggregate annual principal payments of subordinated debt as of June 30, 1994 are $250,000 in fiscal year 1995, and $18,789,000 in fiscal year 1996.

7.  EMPLOYEE BENEFIT PLANS

PENSION PLAN: Pursuant to a collective bargaining agreement, all of the Company's union employees are covered by a defined benefit pension plan. Pension expense (recovery) amounted to approximately $61,000, $28,000 and ($33,000) in fiscal 1994, 1993 and 1992, respectively. As of December 31, 1993, the actuarial present value of the accumulated vested and non-vested plan benefits amounted to $415,000 and net assets available for benefits amounted to $308,000.

SAVINGS PLAN: The Company has a savings plan (the "Savings Plan") under which eligible employees may contribute a percentage of their compensation which the Company (subject to certain limitations) will match 50% of the employee's contribution. Company contributions will be invested half in the Common Stock of the Company and half in investment funds selected by the participant and are subject to vesting provisions of the Savings Plan. Expense under the plan was approximately $301,000, $287,000 and $204,000 in fiscal 1994, 1993 and 1992, respectively. An aggregate of 100,000 shares of Common Stock has been reserved for issuance under the Savings Plan.

INCENTIVE AWARD PLAN: Eligible participants in the Incentive Award Plan may be allocated additional compensation from an annual bonus pool and, in the case of participating sales executives, from their divisions' net sales performance as determined in accordance with the Incentive Award Plan. On January 22, 1992, however, the Incentive Award Plan was terminated by the Board of Directors and replaced by a simplified plan (the "Simplified Plan"). Under the Simplified Plan, bonuses may be awarded if net earnings of the Company reach a pre-determined level. In fiscal 1994 no additional compensation was awarded under the Simplified Plan.

RESTRICTED STOCK PLAN: In November 1987, the Company's shareholders approved the adoption of a restricted stock plan (the "Plan"). Pursuant to the Plan, 250,000 restricted shares of the Company's Common Stock were reserved for allocation to key employees of the Company. The restrictions on the shares terminate as to 25 percent of such shares on each anniversary of their date of allocation. As of June 30, 1994, all restricted shares previously allocated have been vested and purchased by certain officers and employees of the Company. The difference between the market value of the shares on the date of allocation and the purchase price has been reflected as deferred compensation on the Company's balance sheet and was amortized over the vesting period of such shares.

STOCK OPTION PLAN: Pursuant to the Stock Option Plan, the Company may grant to eligible individuals incentive stock options, as defined in the Internal
Revenue Code, and non incentive stock options.   At the annual meeting of
shareholders in November 1993, the shareholders approved the increase in the number of shares of Common Stock with respect to which options may be granted from 1,500,000 shares to 2,500,000 shares. No stock options may be granted subsequent to 1996 and the exercise price may not be less than 100% of the fair market value on the date of grant for incentive stock options and 85% of the fair market value on the date of grant for non incentive stock options.

                                         Nonincentive
                                         Stock Options
                                -------------------------------
                                 Number              Exercise
                                of Shares           Price Range
                                ---------           -----------

Outstanding at
  June 30, 1991                  606,116         $2.125 - $6.50
Options granted
  in fiscal 1992.........        935,726         $2.375 - $4.25
Options cancelled........       (200,964)        $2.125 - $4.88
Options exercised........        (54,770)        $2.125 - $4.88
                               ---------         ---------------
Outstanding at
  June 30, 1992..........      1,286,108         $2.375 - $6.50
Options granted
  in fiscal 1993.........         86,906         $2.875 - $9.375
Options cancelled........        (21,027)        $4.25  - $5.375
Options exercised........       (239,523)        $2.375 - $6.50
                               ---------         ---------------
Outstanding at
  June 30, 1993..........      1,112,464         $2.375 - $9.375
Options granted
  in fiscal 1994.........        630,000         $1.875 - $4.750
Options cancelled........       (323,316)        $2.875 - $6.50
                               ---------         ---------------
Outstanding at
  June 30, 1994..........      1,419,148         $1.875 - $9.375
                               =========         ===============

The stock options become exercisable one year after issuance as to 25%; an additional 25% becomes exercisable on each of the next three anniversary dates. As of June 30, 1994 options to purchase approximately 597,000 shares were exercisable.

At June 30, 1994, approximately 2,546,000 shares of Common Stock were reserved for issuance under the Stock Option, Savings and Restricted Stock plans combined.

8.   LICENSE AGREEMENTS

In fiscal year 1992 the Company terminated its two licensing agreements ("Agreements") originally entered into in fiscal year 1990, whereby the Company had granted certain manufacturers an exclusive right to use the Company's trademarks in connection with the manufacture, sale and promotion of ladies footwear, handbags and small leather accessories.

During fiscal year 1992, the Company recognized royalties of approximately $700,000 under these agreements.

9.  RESTRUCTURING AND UNUSAL EXPENSES

The Company has undertaken a number of initiatives to strengthen its financial position, including a cash infusion of $7.2 million from its principal shareholder, a letter of credit issued by this shareholder to facilitate an increase in loan availability, closure of certain retail operations, consolidation of other office facilities, an overhead reduction program and the hiring of certain senior management personnel. The Company believes that these initiatives will have a positive impact on future operating results.

Relative to the initiatives described, in June 1994, the Company recorded restructuring expenses of $5,300,000. The restructuring expenses primarily relate to the Company's plan to reduce overhead costs, consolidate its office locations and close selected retail outlet stores. The restructuring expenses include $2,100,000 for the closing of selected retail stores, $2,500,000 for the consolidation of office space in New York, office and warehouse space in New Jersey and the closing of the Company's Philippines office and $700,000 for employee severance. The Company believes that its remaining retail stores will not only provide direct contributions to income but will also enhance the Company's ability to manage its inventory without affecting its principal channels of distribution.

In addition, in June 1994, the Company recorded unusual expenses of $1,900,000. These primarily relate to expenses arising from the abandonment of fixed assets, legal fees and winding down of the Company's Canadian joint venture operation.

10.  COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

The Company leases showroom, distribution and office facilities, retail outlet facilities and equipment under various noncancellable operating lease agreements which expire through 2005. Rental expense for the years ended June 30, 1994, 1993 and 1992 was approximately $12,909,000 (approximately $4,100,000 of which is included in restructuring expenses), $8,066,000 and $6,772,000, respectively.

The minimum aggregate rental commitments at June 30, 1994 are as follows:

Fiscal year ending:                         (In thousands)
      1995 ..................................    6,001
      1996 ..................................    4,649
      1997 ..................................    2,648
      1998 ..................................    1,795
      1999 ..................................    1,567
Subsequent to 1999 ..........................    4,242
                                               -------
                                               $20,902
                                               =======

The Company is contingently liable under letters of credit issued by banks to cover contractual commitments for merchandise purchases of approximately $17,000,000 at June 30, 1994.

By order dated September 1, 1992, Federal Judge Shirley Wohl Kram dismissed with prejudice as time-barred the Amended Complaint against the Company and others, in the previously reported consolidated class actions entitled Phifer
v. Chaus et al., Goldschlack v. Chaus et al., Susman v. Chaus et al. and I.
Bibcoff Inc. Pension Trust Fund v. Chaus et al.   In such actions, claims were
asserted against the Company and others, including the Company's lead underwriters, for alleged misstatements and omissions contained in the Company's July 1986 Prospectus delivered in connection with the Company's initial public offering and its 1986 and 1987 Annual Reports. Plaintiffs's attorneys filed a notice of appeal, which they subsequently withdrew subject to the right to restore the appeal by January 8, 1993. No such appeal was made and the action was automatically deemed dismissed with prejudice.

On April 19, 1993, a Class Action Complaint was filed in the Superior Court of New Jersey, Hudson County, against the Company and others, including the lead underwriter of the Company's 1986 initial public offering, alleging common law fraud and negligent misrepresentation in the sale of the Company's stock in its initial public offering, allegations that are substantially similar to the claims that were dismissed with prejudice in the federal court. One of the plaintiffs from the federal action was originally a party in this action in state court. On June 18, 1993, the Company received by mail, a copy of Jury Demand Class Action in the Superior Court of New Jersey, Hudson County entitled Theodore M. Wietecha and Lisa A. Phifer v. Bernard Chaus, Inc. et al. The complaint was amended in September 1993 to delete Lisa Phifer as a plaintiff. On May 27, 1994, the Company moved to dismiss the complaint and/or to deny or limit class status. The motion is before the court for decision.

While a negative outcome in this action could have a material adverse effect on the Company, management believes that such action is without merit and that the Company has both substantive and procedural bases for contesting this latest action. The Company intends to defend itself vigorously against this claim. Because the underlying claims asserted in the action have not been the subject of discovery and because of the preliminary procedural posture of the action, no estimate of any possible loss due to this action can presently be made.

The Company has also negotiated an agreement with its directors and officers liability insurance carrier whereby the Company will obtain interim reimbursement of certain expenses incurred by the Company in connection with these actions because a portion of such expenses may be attributable to the defense of its directors and officers, with full reservation of rights under the policy of the Company, the directors and officers and the insurance carrier upon the ultimate disposition of the actions.

A claim for indemnification has been asserted by the Company's former Underwriters against the Company. The indemnification claim demands repayment of the legal fees and expenses incurred by the Underwriters in connection with the consolidated class actions entitled Pfifer v. Chaus, et al. Discussions are ongoing with counsel for the Underwriters to resolve this claim.

The Company is also involved in various other legal proceedings arising out of the conduct of its business. The Company believes that the eventual outcome of the proceedings referred to above will not have a material adverse effect on the Company's financial condition or results of operations.

Advertising expenses for the fiscal years ended June 30, 1994, 1993, and 1992, were approximately $1,649,000, $1,914,000 and $1,740,000.

The Company's gross sales in fiscal 1994 to department store customers owned by three single corporate entities were approximately $38,000,000, $38,000,000 and $21,000,000. The Company's gross sales in fiscal 1993 to these department store customers were $52,000,000, $34,000,000 and $22,000,000. In fiscal 1992 gross sales to these department store customers were approximately $63,000,000, $35,000,000 and $24,000,000.

Taxes paid (refunded) amounted to ($361,000) in fiscal 1994, $180,000 in fiscal 1993 and ($2,000,000) in fiscal 1992. Interest paid amounted to $1,400,000 in fiscal 1994, $1,900,000 in fiscal 1993 and $2,470,000 in fiscal 1992.

                                                                    SCHEDULE II

                       BERNARD CHAUS, INC. & SUBSIDIARIES

           AMOUNTS RECEIVABLE FROM RELATED PARTIES AND UNDERWRITERS,
              PROMOTERS, AND EMPLOYEES OTHER THAN RELATED PARTIES

                         Balance at                Deductions      Balance
                          Beginning                   Amounts       at End
Name of Debtor              of Year   Additions     Collected      of Year
- - --------------           ----------   ---------    ----------      -------
(In thousands)
Year ended June 30, 1994:
  Jeffrey Chaus (1)            $51         $138          $178          $11
                               ===         ====          ====         ====
  Richard Baker (2)            $83         $364          $301         $146
                               ===         ====          ====         ====
Year ended June 30, 1993:
  Jeffrey Chaus (1)            $40         $123          $112          $51
                               ===         ====          ====         ====
Year ended June 30, 1992:
  Jeffrey Chaus (1)            $19         $132          $111          $40
                               ===         ====          ====         ====
  Tina Ferraro  (1)            $72          $89          $113          $48
                               ===         ====          ====         ====


_____________________

Note (1):  Represents trade accounts receivable from entities controlled by these individuals with usual repayment terms. See "Certain Transactions" in the Company's 1994 Proxy Statement.

Note (2):  See "Certain Transactions" in the Company's 1994 Proxy Statement.

                                                                                                                    SCHEDULE VIII
                                   BERNARD CHAUS, INC. & SUBSIDIARIES
                                    VALUATION AND QUALIFYING ACCOUNTS
                                                        Additions
                                      Balance at        Charged to                       Balance
                                      Beginning         Costs and                        at End
Description                            of Year          Expenses      Deductions         of Year
- - -----------                           ----------        ----------    ----------         -------
(In thousands)
Year ended June 30, 1994
Allowance for doubtful accounts        $  412            $   117         $   174 1      $   355
                                       ======            =======         =======        =======
Reserve for sales discounts and
customer allowances and deductions     $3,929            $33,955         $31,899 2      $ 5,985
                                       ======            =======         =======        =======
Accrued restructuring expenses         $    0            $ 5,300         $ 1,221        $ 4,079
                                       ======            =======         =======        =======
Year ended June 30, 1993
Allowance for doubtful accounts        $  305            $   (25)        $  (132)1      $   412
                                       ======            =======         =======        =======
Reserve for sales discounts and
customer allowances and deductions     $3,711            $22,958         $22,740 2      $ 3,929
                                       ======            =======         =======        =======
Year ended June 30, 1992
Allowance for doubtful accounts        $  342            $  (951)        $  (914)1      $   305
                                       ======            =======         =======        =======
Reserve for sales discounts and
customer allowances and deductions     $5,977            $21,429         $23,695 2      $ 3,711
                                       ======            =======         =======        =======

                                                                                                    SCHEDULE IX

                                   BERNARD CHAUS, INC. & SUBSIDIARIES
                                         SHORT-TERM BORROWINGS

                                                         Maximum        Average
                                         Weighted         Amount         Amount    Weighted Average
                              Balance     Average    Outstanding    Outstanding       Interest Rate
Category of Aggregate          at End    Interest         During     During the          During the
Short-Term Borrowings         of Year        Rate       the Year       Year (1)            Year (2)
- - ---------------------         -------    --------    -----------    -----------    ----------------
(In thousands)
Year ended June 30, 1994:
Banks                         $21,115        6.7%        $35,557        $19,916                6.7%
                              =======       ====         =======        =======               ====
Year ended June 30, 1993:
Banks                         $14,881        6.5%        $24,170        $ 6,430                6.5%
                              =======       ====         =======        =======               ====

Year ended June 30, 1992:
Banks                              $0        N/A         $ 6,715        $   213                8.7%
                              =======       ====         =======        =======               ====


___________________________

(1) The average amount outstanding during the year was computed by dividing the total of the average daily balances by the number of days in the year.

(2) The weighted average interest rate during the year was computed by dividing the actual interest expense by average short-term borrowings outstanding.