Form 10-K/A
period 1994-06-30
CHAUS BERNARD INC
filed 1994-10-05
CIK 793983

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549
                                   ___________

                               FORM 10-K/A (No. 1)


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

                                  PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     Item 14 is amended to state in full as follows:

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

     10.31     Agreement dated December 3, 1990 among
               Bernard Chaus, Inc., Bernard Chaus,  Josephine
               Chaus and National Union Fire Insurance
               Company of Pittsburgh, Pa., the Company's directors and officers liability carrier (incorporated by reference to Exhibit 10.31 of the Company's Form 10-Q for the quarter ended December 31, 1990).

     10.38 Financing Agreement dated July 1, 1991 between the Company and BNY Financial Corporation (incorporated by reference to Exhibit 10.38 of the Company's Form 10-K for the year ended June 30, 1991).

     10.39 Employment Agreement, dated July 1, 1991, between the Company and Josephine Chaus (incorporated by reference to Exhibit 10.39 of the Company's Form 10-K for the year ended June 30, 1994).

     10.43     Distribution Agreement, effective June 1,
               1991. between Confeccionistas Unidos, S.A. de
               C.V. and Bernard Chaus, Inc. (incorporated by reference to Exhibit 10.43 of the Company's Form 10-Q for the quarter ended September 30, 1991).

     10.60 Employment Agreement, dated November 4, 1991 between Michael Fieman and the Company
               (incorporated by reference to Exhibit 10.60 of the Company's Form 10-K for the year ended
               June 30, 1992).

     10.61 Amended and Restated Financing Agreement, dated September 24, 1992, to the Financing Agreement dated July 1, 1991 between the Company and BNY Financial Corporation (incorporated by reference to Exhibit 10.61 of the Company's Form 10-K for the year ended June 30, 1992).

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

     10.89     Employment Agreement dated June 3, 1994
               between the Company and Wayne Miller (incorporated by reference to Exhibit 10.89 of the Company's Form 10-K for the year ended June 30, 1994).

     10.90 Employment Agreement dated September 1, 1994 between the Company and Andrew Grossman with Stock Option Agreement dated as of September 1, 1994 by and between the Company and Andrew Grossman (incorporated by reference to Exhibit
               10.90 of the Company's Form 10-K for the year ended June 30, 1994).

     10.91 Settlement Agreement dated as of September 1994 among Nicole Eskenazi, the Company and certain others (incorporated by reference to Exhibit 10.91 of the Company's Form 10-K for the year ended June 30, 1994).

     10.92 Severance Agreement dated as of June 16, 1994 between the Company and Anthony M. Pisano (incorporated by reference to Exhibit 10.92 of the Company's Form 10-K for the year ended June 30, 1994).

     10.93      Waiver dated September 20, 1994 to the
                Restated and Amended Financing Agreement between the Company and BNY Financial
                Corporation (incorporated by reference to
                Exhibit 10.93 of the Company's Form 10-K for the year ended June 30, 1994).

     10.94 Subordinated Promissory Notes dated August 1, 1993, between the Company and Josephine Chaus and the Estate of Bernard Chaus, separately, each in the amount of $208,716 (incorporated by reference to Exhibit 10.94 of the Company's Form 10-K for the year ended June 30, 1994).

     10.95 Subordinated Promissory Note dated August 1, 1993, between the Company and Josephine Chaus in the amount of $1,311,500 (incorporated by reference to Exhibit 10.95 of the Company's Form 10-K for the year ended June 30, 1994).

     10.96 Subordinated Promissory Note dated August 1, 1993, between the Company and the Estate of Bernard Chaus, in the amount of $1,000,000 (incorporated by reference to Exhibit 10.96 of the Company's Form 10-K for the year ended June 30, 1994).

     10.97 Subordinated Promissory Note dated August 1, 1993, between the Company and the Estate of Bernard Chaus, in the amount of $311,500 (incorporated by reference to Exhibit 10.97 of the Company's Form 10-K for the year ended June 30, 1994).

     10.98 Subordinated Promissory Notes dated December 31, 1993, between the Company and Josephine Chaus and the Estate of Bernard Chaus, separately, each in the amount of $181,056 (incorporated by reference to Exhibit 10.98 of the Company's Form 10-K for the year ended June 30, 1994).

     10.99 Subordinated Promissory Notes dated December 31, 1993, between the Company and Josephine Chaus and the Estate of Bernard Chaus, separately, each in the amount of $412,950 (incorporated by reference to Exhibit 10.99 of the Company's Form 10-K for the year ended June 30, 1994).

     10.100 Agreements dated September 9, 1993, between the Company and Josephine Chaus and the Estate of Bernard Chaus, separately, reflecting amendments to subordinated promissory notes, each in the principal amount of $5,000,000 (incorporated by reference to Exhibit 10.100 of the Company's Form 10-K for the year ended June 30, 1994).

     10.101 Agreements dated October 18, 1993, between the Company and Josephine Chaus and the Estate of Bernard Chaus, separately, reflecting amendments to subordinated promissory notes, each in the principal amount of $1,520,216 (incorporated by reference to Exhibit 10.101 of the Company's Form 10-K for the year ended June 30, 1994).

     10.102 Agreements dated October 18, 1993, between the Company and Josephine Chaus and the Estate of Bernard Chaus, separately, reflecting amendments to subordinated promissory notes, each in the principal amount of $7,365,000 (incorporated by reference to Exhibit 10.102 of the Company's Form 10-K for the year ended June 30, 1994).

     10.103    Agreement dated December 31, 1993, between the
               Company and Josephine Chaus reflecting
               amendments to a subordinated promissory note, in the principal amount of $1,311,500 (incorporated by reference to Exhibit 10.103 of the Company's Form 10-K for the year ended June 30, 1994).

     10.104    Agreement dated December 31, 1993, between the
               Company and the Estate of Bernard Chaus, reflecting amendments to subordinated promissory notes in the principal amounts of $1,000,000 and $311,500 (incorporated by reference to Exhibit 10.104 of the
               Company's Form 10-K for the year ended June 30, 1994).

     22        List of Subsidiaries of the Company
               (incorporated by reference to Exhibit 22 of the Company's Registration Statement on Form
               S-1, Registration No. 33-5954).

    *27 Article 5 Financial Data Schedule for the fiscal year ended June 30, 1994.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to the Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, on October 5, 1994.

                                BERNARD CHAUS, INC.

                                By:   /s/ Wayne S. Miller
                                -----------------------------
                                Wayne S. Miller
                                Executive Vice President -
                                Finance and Administration, Chief
                                Financial Officer