Form 10-Q
period 1994-09-30
CHAUS BERNARD INC
filed 1994-11-14
CIK 793983

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D. C.  20549
                                    ___________

                                     FORM 10-Q



     [X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the quarterly period ended         September 30, 1994


     OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934.

     For the transition period from  __________________to __________________.


                         Commission file number   1-9169


                              BERNARD CHAUS, INC.
- - - -------------------------------------------------------------------------------
               (Exact name of registrant as specified in its charter)

              New York                                   13-2807386
- - - -------------------------------------------------------------------------------
     (State or other jurisdiction       (I.R.S. employer identification number)
     of incorporation or organization)

              1410 Broadway, New York, New York                       10018
- - - -------------------------------------------------------------------------------
     (Address of principal executive offices)                      (Zip Code)

     Registrant's telephone number, including area code  (212) 354-1280


- - - -------------------------------------------------------------------------------
     Former name, former address and former fiscal year, if changed since last report

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has
     been subject to such filing requirements for the past 90 days   Yes  [X]
     No ____.

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date

            Date                       Class                Shares Outstanding
- - - -------------------------------------------------------------------------------
     November 4, 1994     Common Stock, $0.01 par value         20,299,331
- - - -------------------------------------------------------------------------------

                  BERNARD CHAUS, INC. AND SUBSIDIARIES

                                  INDEX


     PART I  - FINANCIAL INFORMATION

     Item 1.   Financial Statements (Unaudited):                        PAGE
               Condensed Consolidated Balance Sheets as
               of September 30, 1994, June 30, 1994 and
               September 30, 1993 ...................................    3

               Condensed Consolidated Statements of
               Operations for the Quarters ended
               September 30, 1994 and 1993 ..........................    4

               Condensed Consolidated Statements of
               Cash Flows for the Quarters ended
               September 30, 1994 and 1993...........................    5

               Notes to Condensed Consolidated Financial
               Statements ...........................................  6 - 8


     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations ........................................... 8 - 12


     PART II - OTHER INFORMATION

     Item 6.   Exhibits and Reports on Form 8-K .....................    12


     SIGNATURES .....................................................    13

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)


                                 BERNARD CHAUS, INC. and SUBSIDIARIES
                                CONDENSED CONSOLIDATED BALANCE SHEETS
                                           (IN THOUSANDS)

                                              SEPTEMBER 30,          JUNE 30,     SEPTEMBER 30,
                                                   1994                1994           1993
ASSETS
Current Assets
  Cash and cash equivalents                          $798                $468             $615
  Accounts receivable - net                        34,366              17,757           46,510
  Inventories                                      23,904              25,503           37,237
  Prepaid expenses and other current assets         2,200               3,608            3,320
  Refundable and prepaid income taxes                  19                 135              681
                                                ---------           ---------        ---------
     Total Current Assets                          61,287              47,471           88,363
Fixed Assets                                        3,445               3,612            5,936
Other Assets                                          557                 536              978
                                                ---------           ---------        ---------
                                                  $65,289             $51,619          $95,277
                                                ---------           ---------        ---------
                                                ---------           ---------        ---------

LIABILITIES AND STOCKHOLDERS'(DEFICIT) EQUITY
Current  Liabilities
  Notes payable - bank                            $29,958             $21,115          $23,343
  Subordinated Promissory Notes - current               0                 250            3,558
  Accounts payable                                 19,319              14,290           17,258
  Accrued expenses                                  6,991               6,710            4,938
  Accrued restructuring costs                       2,549               1,764
                                                ---------           ---------        ---------
     Total Current Liabilities                     58,817              44,129           49,097

Accrued Restructuring Expenses                      2,242               2,315
Subordinated Promissory Notes                      19,354              18,789           14,730
                                                ---------           ---------        ---------
                                                   80,413              65,233           63,827
Stockholders' (Deficit) Equity
  Preferred stock, $.01 par value;
   authorized shares -- 1,000,000;
   outstanding shares -- none
  Common stock, $.01 par value;
   authorized shares -- 50,000,000;
   issued shares -- 20,904,531 at
   September 30, 1994, 18,975,031 at
   June 30, 1994 and June 30, 1993                    209                 190              190
  Additional paid-in capital                       47,632              40,226           40,232
  (Deficit)                                       (61,485)            (52,550)          (7,492)
  Less: Treasury stock, at cost --
        622,700 shares                             (1,480)             (1,480)          (1,480)
                                                ---------           ---------        ---------
     Total Stockholders' (Deficit) Equity         (15,124)            (13,614)          31,450
                                                ---------           ---------        ---------
                                                  $65,289             $51,619          $95,277
                                                ---------           ---------        ---------
                                                ---------           ---------        ---------


Note: The balance sheet at June 30, 1994 has been derived from the audited financial statements at that date, see notes to condensed consolidated financial statements.

                       BERNARD CHAUS, INC. and SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - (Unaudited)
                        (In Thousands, Except Per Share Data)

                                                             FOR THE QUARTER ENDED

                                                     SEPTEMBER 30,           SEPTEMBER 30,
                                                         1994                    1993
  Net sales                                                $65,391                 $69,600
  Cost of goods sold                                        51,702                  56,482
                                                          --------              ----------
     Gross profit                                           13,689                  13,118
  Selling, general and
   administrative expenses                                  12,200                  13,834
  Restructuring expenses                                     1,200
  Unusual expenses                                           7,833
                                                          --------              ----------
                                                            (7,544)                   (716)

  Interest and other income (expense), net                      35                      (2)
  Interest expense                                          (1,350)                   (942)
                                                          --------              ----------

  Loss before provision for income taxes                    (8,859)                 (1,660)
  Provision for income taxes                                    76                      37
                                                          --------              ----------

   Net loss                                                ($8,935)                ($1,697)
                                                          --------              ----------
                                                          --------              ----------

   Net loss per common share                                ($0.48)                 ($0.09)
                                                          --------              ----------
                                                          --------              ----------

   Weighted average number of common and
     common equivalent shares outstanding                   18,718                  18,352
                                                          --------              ----------
                                                          --------              ----------


        See notes to condensed consolidated financial statements.

                     BERNARD CHAUS, INC. and SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (Unaudited)
                                 (In Thousands)


                                                                 FOR THE QUARTER  ENDED

                                                     SEPTEMBER 30,           SEPTEMBER 30,
                                                         1994                    1993
OPERATING ACTIVITIES
  Net loss                                                 ($8,935)                ($1,697)
  Adjustments to reconcile net loss to net cash
    used in  operating activities:
    Depreciation and amortization                              158                     411
    Provision (recovery of) losses on accounts receivable       45                     (25)
    Unpaid interest on subordinated promissory notes           565                     935
    Changes in operating assets and liabilities:
      Accounts receivable                                  (16,654)                (15,923)
      Inventories                                            1,599                   8,737
      Prepaid expenses and other assets                      1,387                   1,353
      Income taxes receivable                                  116                      41
      Accounts payable                                       5,029                  (2,231)
      Accrued restructuring costs                              712
      Accrued expenses                                         281                    (400)
                                                          --------              ----------
NET CASH USED IN OPERATING ACTIVITIES                      (15,697)                 (8,799)

INVESTING ACTIVITIES
   Purchases of fixed assets - net of disposal                   9                    (415)

FINANCING ACTIVITIES
   Net proceeds from short term bank borrowings              8,843                   8,462
   Principal payments on subordinated promissory notes        (250)
   Net proceeds from sale of stock                           7,425
                                                          --------              ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                   16,018                   8,462
                                                          --------              ----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS           330                    (752)
Cash and cash equivalents at beginning of period               468                   1,367
                                                          --------              ----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                    $798                    $615
                                                          --------              ----------
                                                          --------              ----------

Supplemental cash information
     Cash paid for:
        Taxes                                                   $5                      $1
        Interest                                              $575                    $420


See notes to condensed consolidated financial statements.

                  BERNARD CHAUS, INC. AND SUBSIDIARIES


          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          (UNAUDITED)
          September 30, 1994

          NOTE 1.     SUMMARY  OF SIGNIFICANT ACCOUNTING POLICIES

          Basis of Presentation

                The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended September 30, 1994 are not necessarily indicative of the results that may be expected for the fiscal year 1995. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 1994.

                Net Loss Per Share: Net loss per share has been computed by dividing the applicable net loss by the weighted average number of common and common equivalent shares outstanding (September 30, 1994 - 18,718,000, June 30, 1994 - 18,352,000 and September 30, 1993 -
          18,352,000). Common equivalent shares were not considered as the inclusion of such would have been antidilutive.


          NOTE 2.     INVENTORIES

                Inventories are stated at the lower of cost, using the first-in first-out method, or market.

          Inventories consist of:

                                September 30,   June 30,    September 30,
                                    1994           1994          1993
                                -------------   --------    -------------
                                           (In thousands)
                Finished goods   $23,653        $25,075      $36,055
                Work-in-process      102            124          615
                Raw material         149            304          567
                                --------        -------      -------
                                 $23,904        $25,503      $37,237
                                --------        -------      -------
                                --------        -------      -------

                Inventories included merchandise in transit (principally
               finished goods) of approximately $9,690,000 at September 30, 1994, $11,176,000 at June 30, 1994 and $7,750,000 at September
               30, 1993.

                  BERNARD CHAUS, INC. AND SUBSIDIARIES

          NOTE 3:  FINANCIAL AGREEMENTS

          The Company has in place a Restated and Amended Financing Agreement (the "Financing Agreement") with BNY Financial Corporation ("BNYF"), a wholly owned subsidiary of The Bank of New York.

          During the first quarter of fiscal year 1995, the Company was not in compliance with certain financial covenants. BNYF has waived such noncompliance.

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

          During the 1994 fiscal year, the Company required availability under its working capital credit line with BNY Financial Corporation (the "Bank") in excess of the amount available under its borrowing base formula. To assist the Company, Josephine Chaus agreed to provide credit support in the form of a letter of credit. She initially provided a letter of credit in the amount of $3 million on April 15, 1994 which was increased to $5 million on June 14, 1994 and further increased on September 13, 1994 to $7.2 million. The expiration date of the letter of credit, initially in effect through October 15, 1994, was extended to April 15, 1995 (the "Extension"). The Bank has increased the Company's borrowing availability by various amounts as the amount and expiration date of the letter of credit has been increased and extended.

          Josephine Chaus has also agreed to purchase, subject to shareholder approval, $7.2 million of Common Stock of the Company at a purchase price determined by a special committee of independent members of the Board of Directors of the Company (the "Special Committee") equal to the five day trading average of the closing sale price of the Company's Common Stock commencing September 27, 1994. Such price was equal to $3.85 per share, resulting in an aggregate purchase of 1,914,500 shares.

          Pending shareholder approval of her purchase of the shares of Common Stock, Josephine Chaus has loaned $7.2 million to the Company and the Company has issued promissory notes in the aggregate principal amount of $7.2 million to Josephine Chaus, bearing interest at 12%. The notes will be exchanged for the shares of Common Stock upon the approval by the shareholders. Proceeds from such cash infusion were used for costs and associated expenses related to the signing of the Company's new Chief Executive Officer.

          In approving the sale of the shares of Common Stock the Special Committee sought the advice of Lehman Brothers, which provided its view as to the commercial reasonableness of the transaction.

          Josephine Chaus possesses the power to vote more than 50% of the outstanding shares of Common Stock. Consequently, the affirmative vote of Josephine Chaus is sufficient to approve the Company's sale

                  BERNARD CHAUS, INC. AND SUBSIDIARIES


          to Josephine Chaus of the Common Stock without the vote of any other shareholders. Josephine Chaus has advised the Company that she intends to vote all of her shares in favor of such sale. As a result, the Company has reflected the purchase of 1,914,500 shares of Common Stock at September 30, 1994. Included in the 1,914,500 shares of Common Stock is a certain number of shares in satisfaction of interest earned under the $7.2 million note to Josephine Chaus through the date of shareholder approval.

          NOTE 4:  SUBORDINATED PROMISSORY NOTES

          The Company has outstanding at September 30, 1994 $19,354,000 of subordinated promissory notes payable to Josephine Chaus and the Estate of Bernard Chaus (the "Noteholders"), certain of which were originally issued on June 30, 1986 and the remainder in February and March 1991 (the "Subordinated Notes"). The Company has been unable to make payments of principal or interest on the Subordinated Notes since 1993 (with the exception of principal payments of $500,000, $250,000 and $250,000 in November 1993, February 1994 and August 1994, respectively) as a result of restrictive covenants under the Financing Agreement. The Noteholders agreed to extend the maturity date for the remaining principal and interest payments on all of the Subordinated Notes, which were to have been due (based on previous extensions) on July 1, 1995, to October 1, 1995.

          NOTE 5:  RESTRUCTURING AND UNUSUAL EXPENSES

          For the quarter ended September 30, 1994, the Company initiated a number of actions to strengthen its financial position, including a cash infusion of $7.2 million from its principal shareholder, cost reductions largely related to additional layoffs in the Company's U.S. and overseas offices, and the hiring of the Company's new Chief Executive Officer. The Company believes these actions will have a positive impact on future operating results.

          Relative to the aforementioned programs, the Company recorded restructuring expenses of $1.2 million. These costs primarily relate to employee severance as the Company continues to reduce overhead costs.

          In addition, for the quarter ended September 30, 1994, the Company recorded unusual expenses of $7.8 million primarily related to the signing of the Company's new Chief Executive Officer.

          Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          Results of Operations

          Operating results for the quarter ended September 30, 1994 are not necessarily indicative of the results that may be expected for the fiscal year 1995.

          For the quarter ended September 30, 1994, net sales decreased by $4.2 million or 6.1% compared to the corresponding period ended September 30, 1993. The sales decrease is primarily due to a

                  BERNARD CHAUS, INC. AND SUBSIDIARIES

          reduction in the number of units sold, lower standard selling prices, higher returns, discounts and promotional allowances, partially offset by lower discounts from standard selling prices. The promotional allowances are to accelerate and increase sell-through at the retail level.

          Cost of goods sold as a percent of net sales decreased to 79.1% for the quarter ended September 30, 1994, from 81.2% for the comparable prior period of 1993. The decrease in cost, as a percent of sales, came from proportionately more net sales as a result of more units sold at standard selling price and a lower discount from standard selling price.

          Selling, general and administrative expenses, as a percent of net sales, decreased to 18.7% from 19.9% as compared to the prior year. The actual dollar expense decrease of $1.6 million is attributable to the implementation of cost reduction programs.

          In September 1994, the Company recorded restructuring expenses of $1.2 million. The restructuring expenses primarily relate to employee severance as the Company continues to reduce overhead costs.

          In September 1994 the Company recorded unusual expenses of $7.8 million primarily related to the signing of the Company's new Chief Executive Officer.

          Interest expense increased compared with last year primarily due to higher bank borrowings, the $7.2 million promissory notes and a higher interest rate.

          Financial Position, Liquidity and Capital Resources

          For the quarter ended September 30, 1994 the Company used net cash of $15.7 million in operating activities compared to $8.8 million of net cash used in the corresponding period in the previous year.

          The net cash used in operating activities for the quarter ended September 30, 1994 resulted primarily from the net loss ($8.9 million), a reduction in accounts receivable ($16.7 million), offset somewhat by an increase in accounts payable ($5.0 million), decreases in inventories ($1.6 million), prepaid expenses and other assets ($1.4 million) and increases in various accrued expenses ($1.6 million).

          Inventory decreased to $23.9 million at September 30, 1994 compared with $37.2 million at September 30, 1993. This change resulted primarily from approximately a 50% reduction of both units and dollars of merchandise available for sale at the Company's distribution center combined with less merchandise in transit (principally finished goods).

          The Company's anticipated capital expenditures for fiscal 1995 are approximately $1.5 million, consisting primarily of expenditures for its warehouses, design facilities and the purchase of additional computer software systems.

                  BERNARD CHAUS, INC. AND SUBSIDIARIES

          The Company's operations over the past several years have been financed primarily through the use of internally generated funds, subordinated debt, lines of credit and the equity infusion from Josephine Chaus. The Company anticipates that its future operations will be financed through the retention of internally generated funds and borrowings under the Financing Agreement.

          The Company has in place a Restated and Amended Financing Agreement (the "Financing Agreement") with BNY Financial Corporation ("BNYF"), a wholly owned subsidiary of The Bank of New York.

          During the first quarter of fiscal year 1995, the Company was not in compliance with certain financial covenants. BNYF has waived such noncompliance.

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


          During the 1994 fiscal year, the Company required availability under its working capital credit line with BNY Financial Corporation (the "Bank") in excess of the amount available under its borrowing base formula. To assist the Company, Josephine Chaus agreed to provide credit support in the form of a letter of credit. She initially provided a letter of credit in the amount of $3 million on April 15, 1994 which was increased to $5 million on June 14, 1994 and further increased on September 13, 1994 to $7.2 million. The expiration date of the letter of credit, initially in effect through October 15, 1994, was extended to April 15, 1995 (the "Extension"). The Bank has increased the Company's borrowing availability by various amounts as the amount and expiration date of the letter of credit has been increased and extended.

          In consideration for her provision of credit support to the Company, the Special Committee has authorized the issuance to Josephine Chaus, subject to shareholder approval, of (i) warrants to purchase 338,000 shares of Common Stock at an exercise price of $3.00 per share (the "$3.00 Warrants") for the initial $3 million letter of credit; (ii) warrants to purchase 206,000 shares of Common Stock at an exercise price of $2.25 per share (the "$2.25 Warrants") for the $2 million increase in the letter of credit; (iii) warrants to purchase 32,500 shares of Common Stock at an exercise price of $4.62 per share (the "$4.62 Warrants") for the $2.2 million increase to the letter of credit; and (iv) warrants to purchase 640,000 shares of Common Stock at an exercise price of $4.62 per share for the Extension (the "Extension Warrants"). The exercise prices of the $3.00 Warrants and $2.25 Warrants represent a 20% premium over the closing price of the Common Stock on the New York Stock Exchange on April 15, 1994 and June 23, 1994, respectively, the dates when the Special Committee approved the issuance of such warrants. The exercise prices of the $4.62 Warrants and the Extension Warrants represent a 20% premium over the average closing price of the

                  BERNARD CHAUS, INC. AND SUBSIDIARIES

          Company's Common Stock on the New York Stock Exchange over the five-day period commencing September 27, 1994 (i.e., subsequent to the public announcement of Andrew Grossman's employment by the Company as the new Chief Executive Officer and two trading days after the announcement of the Company's 1994 fiscal year results).

          The warrants will be exercisable upon issuance, will expire five years from the date of issuance and will not be transferable. The warrants will contain customary antidilution provisions. The Company has borne all out-of-pocket expenses incurred by Josephine Chaus in providing the letter of credit. Josephine Chaus has agreed to forfeit a pro rata portion of the Extension Warrants if the letter of credit is terminated before April 15, 1995.

          In approving such warrants, the Special Committee sought the advice of Lehman Brothers, which provided its view as to the commercial reasonableness of the transaction.

          Josephine Chaus has also agreed to purchase, subject to shareholder approval, $7.2 million of Common Stock of the Company at a purchase price determined by a special committee of independent members of the Board of Directors of the Company (the "Special Committee") equal to the five day trading average of the closing sale price of the Company's Common Stock commencing September 27, 1994. Such price was equal to $3.85 per share, resulting in an aggregate purchase of 1,914,500 shares.

          Pending shareholder approval of her purchase of the shares of Common Stock, Josephine Chaus has loaned $7.2 million to the Company and the Company has issued promissory notes in the aggregate principal amount of $7.2 million to Josephine Chaus, bearing interest at 12%. The notes will be exchanged for the shares of Common Stock upon the approval by the shareholders. Proceeds from such cash infusion were used for costs and associated expenses related to the signing of the Company's new Chief Executive Officer.

          In approving the sale of the shares of Common Stock the Special Committee sought the advice of Lehman Brothers, which provided its view as to the commercial reasonableness of the transaction.

          Josephine Chaus possesses the power to vote more than 50% of the outstanding shares of Common Stock. Consequently, the affirmative vote of Josephine Chaus is sufficient to approve the Company's sale to Josephine Chaus of the Common Stock without the vote of any other shareholders. Josephine Chaus has advised the Company that she intends to vote all of her shares in favor of such sale. As a result, the Company has reflected the purchase of 1,914,500 shares of Common Stock at September 30, 1994. Included in the 1,914,500 shares of Common Stock is a certain number of shares in satisfaction of interest earned under the $7.2 million note to Josephine Chaus through the date of shareholder approval.

          The Company has outstanding at September 30, 1994 $19,354,000 of subordinated promissory notes payable to Josephine Chaus and the Estate of Bernard Chaus (the "Noteholders"), certain of which were originally issued on June 30, 1986 and the remainder in February and

                  BERNARD CHAUS, INC. AND SUBSIDIARIES

          March 1991 (the "Subordinated Notes"). The Company has been unable to make payments of principal or interest on the Subordinated Notes since 1993 (with the exception of principal payments of $500,000, $250,000 and $250,000 in November 1993, February 1994 and August 1994, respectively) as a result of restrictive covenants under the Financing Agreement. The Noteholders agreed to extend the maturity date for the remaining principal and interest payments on all of the Subordinated Notes, which were to have been due (based on previous extensions) on July 1, 1995, to October 1, 1995.

          For the quarter ended September 30, 1994, the Company initiated a number of actions to strengthen its financial position, including a cash infusion of $7.2 million from its principal shareholder, continued consolidation of its office locations worldwide, ongoing overhead reduction programs, and the hiring of the Company's new Chief Executive Officer. The Company believes these actions will have a positive impact on future operating results.


          PART II - OTHER INFORMATION


          Item 6.       Exhibits and Reports on Form 8-K

          (a)   Attached hereto as Exhibits are the following:

                10.105  Amendment to By-Laws dated September 13, 1994.

                10.106  Waiver dated November 7, 1994, to the Restated and
                    Amended Financing Agreement between the Company and BNY Financial Corporation.

                10.107  Agreement dated November 9, 1994, between the
                    Company and Josephine Chaus extending the due dates on subordinated promissory notes.

                10.108  Agreement dated November 9, 1994, between the
                    Company and the Estate of Bernard Chaus extending the due dates on subordinated promissory notes.

                27      Financial Data Schedule

          (b) The Company filed no reports on Form 8-K during the quarter ended September 30, 1994.

                  BERNARD CHAUS, INC. AND SUBSIDIARIES


                                  SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                        BERNARD CHAUS, INC.
                                                        (Registrant)


    Date:       November 14, 1994               By:  /s/ Josephine Chaus
                                                        Josephine Chaus
                                                        Chairwoman of the Board and
                                                        Office of the Chairman





    Date:       November 14, 1994               By:  /s/ Andrew Grossman
                                                        Andrew Grossman
                                                        Chief Executive Officer and
                                                        Office of the Chairman





    Date:       November 14, 1994               By:  /s/ Wayne S. Miller
                                                        Wayne S. Miller
                                                        Executive Vice President
                                                        Finance & Administration and
                                                        Chief Financial Officer
                                                        (Principal Financial Officer)