Form 10-Q
period 1994-12-31
CHAUS BERNARD INC
filed 1995-02-14
CIK 793983

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                                  -----------

                                   FORM 10-Q



[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended         December 31, 1994
                               ---------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from __________________to __________________.


                         Commission file number 1-9169

                              BERNARD CHAUS, INC.
- - -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

    New York                                   13-2807386
- - -------------------------------------------------------------------------------
(State or other jurisdiction        (I.R.S. employer identification number)
of incorporation or organization)

         1410 Broadway, New York, New York                       10018
- - -------------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code  (212) 354-1280


- - -------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days   Yes  X    No ____.

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date

       Date                       Class                Shares Outstanding
- - -----------------      -----------------------------   ------------------
 February 3, 1995      Common Stock, $0.01 par value       20,311,831
- - -----------------      -----------------------------   ------------------

                      BERNARD CHAUS, INC. AND SUBSIDIARIES


                                     INDEX



PART I -          FINANCIAL INFORMATION

Item 1.           Financial Statements (Unaudited):                  PAGE
                  Condensed Consolidated Balance Sheets as
                  of December 31, 1994, June 30, 1994
                  and December 31, 1993 .........................       3

                  Condensed Consolidated Statements of
                  Operations for the Six Months and Quarters
                  ended December 31, 1994 and 1993 ..............       4

                  Condensed Consolidated Statements of Cash Flows
                  for the Six Months ended December 31, 1994
                  and 1993.......................................       5

                  Notes to Condensed Consolidated Financial
                  Statements ....................................   6 - 8

Item 2.           Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations.....................................  8 - 11

PART II - OTHER INFORMATION

Item 4.           Submission of Matters to a Vote of Security
                  Holders........................................ 11 - 12

Item 6.           Exhibits and Reports on Form 8-K ..............      12


SIGNATURES ......................................................      13


PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)


                     BERNARD CHAUS, INC. and SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                   (In Thousands, Except Share Information)

                                                         DECEMBER 31,     JUNE 30,      DECEMBER 31,
                                                            1994           1994            1993
                                                        -----------     ----------      ---------
ASSETS
Current Assets
  Cash and cash equivalents ........................        $   847        $   468        $   534
  Accounts receivable - net ........................          9,747         17,757         22,558
  Inventories ......................................         14,983         25,503         30,545
  Prepaid expenses and other current assets ........          1,413          3,608          3,336
  Refundable and prepaid income taxes ..............                           135            631
                                                        -----------     ----------      ---------
    Total Current Assets ...........................         26,990         47,471         57,604
Fixed Assets .......................................          3,205          3,612          5,668
Other Assets .......................................            537            536            970
                                                        -----------     ----------      ---------
                                                            $30,732        $51,619        $64,242
                                                        -----------     ----------      ---------
                                                        -----------     ----------      ---------

LIABILITIES AND STOCKHOLDERS'(DEFICIT) EQUITY
Current  Liabilities
  Notes payable - bank .............................        $11,943        $21,115        $ 3,829
  Subordinated Promissory Notes - current ..........                           250            500
  Accounts payable .................................          9,726         14,290         14,265
  Accrued expenses .................................          5,076          6,710          5,007
  Accrued restructuring expenses ...................          2,101          1,764
                                                        -----------     ----------      ---------
     Total Current Liabilities .....................         28,846         44,129         23,601

Accrued Restructuring Expenses .....................          1,923          2,315
Subordinated Promissory Notes ......................         19,906         18,789         17,717
                                                        -----------     ----------      ---------
                                                             50,675         65,233         41,318
Stockholders' (Deficit) Equity
  Preferred stock, $.01 par value;
   authorized shares -- 1,000,000;
   outstanding shares -- none
  Common stock, $.01 par value;
   authorized shares -- 50,000,000;
   issued shares -- 20,934,531 at December 31, 1994,
  18,975,031 at June 30, 1994 and
   December 31, 1993 ...............................            209            190            190
  Additional paid-in capital .......................         47,734         40,226         40,226
  (Deficit) ........................................        (66,406)       (52,550)       (16,012)
  Less: Treasury stock, at cost --
        622,700 shares .............................         (1,480)        (1,480)        (1,480)
                                                        -----------     ----------      ---------
     Total Stockholders' (Deficit) Equity ..........        (19,943)       (13,614)         22,924
                                                        -----------     ----------      ---------
                                                            $30,732        $51,619        $64,242
                                                        -----------     ----------      ---------
                                                        -----------     ----------      ---------


Note: The balance sheet at June 30, 1994 has been derived from the audited financial statements at that date. See notes to condensed consolidated financial statements.

                     BERNARD CHAUS, INC. and SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - (Unaudited)
                     (In Thousands, Except Per Share Data)

                                                         FOR THE SIX MONTHS ENDED           FOR THE QUARTER ENDED
                                                        ----------------------------    -----------------------------
                                                         DECEMBER 31,   DECEMBER 31,     DECEMBER 31,    DECEMBER 31,
                                                            1994            1993            1994            1993
                                                        -------------   ------------    -------------   -------------
Net sales ........................................        $111,938        $120,309        $ 46,547        $ 50,709
Cost of goods sold ...............................          90,943         101,125          39,241          44,643
                                                        ----------      ----------      ----------      ----------
   Gross profit ..................................          20,995          19,184           7,306           6,066
Selling, general and
 administrative expenses .........................          23,147          27,582          10,947          13,748
Restructuring expenses ...........................           1,200
Unusual expenses .................................           7,833
                                                        ----------      ----------      ----------      ----------
                                                           (11,185)         (8,398)         (3,641)         (7,682)

Interest and other income (expense), net .........               8              (8)            (27)             (6)
Interest expense .................................          (2,528)         (1,698)         (1,178)           (756)
                                                        ----------      ----------      ----------      ----------

Loss before provision for income taxes ...........         (13,705)        (10,104)         (4,846)         (8,444)
Provision for income taxes .......................             151             113              75              76
                                                        ----------      ----------      ----------      ----------

 Net loss ........................................        ($13,856)       ($10,217)        ($4,921)        ($8,520)
                                                        ----------      ----------      ----------      ----------
                                                        ----------      ----------      ----------      ----------

 Net loss per common share .......................          ($0.71)         ($0.56)         ($0.24)         ($0.46)
                                                        ----------      ----------      ----------      ----------
                                                        ----------      ----------      ----------      ----------

 Weighted average number of common and
   common equivalent shares outstanding ..........          19,509          18,352          20,300          18,352
                                                        ----------      ----------      ----------      ----------
                                                        ----------      ----------      ----------      ----------


        See notes to condensed consolidated financial statements.

                     BERNARD CHAUS, INC. and SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (Unaudited)

                                (In Thousands)

                                                                   FOR THE SIX MONTHS ENDED
                                                                 ----------------------------
                                                                 DECEMBER 31,    DECEMBER 31,
                                                                    1994            1993
                                                                -----------     -----------
OPERATING ACTIVITIES
  Net loss ................................................       ($13,856)      ($10,217)
  Adjustments to reconcile net loss to net cash provided by
    operating activities:
    Depreciation and amortization .........................            672            927
    Provision for losses on accounts receivable ...........            165             50
    Deferred interest on subordinated promissory notes ....          1,117            864
    Changes in operating assets and liabilities:
      Accounts receivable .................................          7,845          7,954
      Inventories .........................................         10,520         15,429
      Prepaid expenses and other assets ...................          2,194          1,345
      Income taxes receivable .............................            135             91
      Accounts payable ....................................         (4,564)        (5,224)
      Accrued restructuring expenses ......................            (55)
      Accrued expenses ....................................         (1,634)          (331)
                                                                -----------     -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES .................          2,539         10,888

INVESTING ACTIVITIES
   Purchases of fixed assets ..............................           (265)          (663)


FINANCING ACTIVITIES
   Net repayments of short term bank borrowings ...........         (9,172)       (11,052)
   Principal payments on subordinated promissory notes ....           (250)
   Net proceeds from sale of stock ........................          7,527             (6)
                                                                -----------     -----------
NET CASH USED IN FINANCING ACTIVITIES .....................         (1,895)       (11,058)
                                                                -----------     -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ......            379           (833)
Cash and cash equivalents at beginning of period ..........            468          1,367
                                                                -----------     -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD ................        $   847        $   534
                                                                -----------     -----------
                                                                -----------     -----------

Supplemental cash information
        Cash paid for:
        Taxes .............................................        $     5        $    23
        Interest ..........................................        $ 1,196        $   757


           See notes to condensed consolidated financial statements.

                     BERNARD CHAUS, INC. and SUBSIDIARIES


              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                               December 31, 1994



NOTE 1.     SUMMARY  OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and six months ended December 31, 1994 are not necessarily indicative of the results that may be expected for the fiscal year 1995. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 1994.

Net Loss Per Share: Net loss per share for the three and six months ended December 31 has been computed by dividing the applicable net loss by the weighted average number of common shares outstanding. Common equivalent shares were not considered as the inclusion of such would have been antidilutive.

NOTE 2.     INVENTORIES

Inventories (principally finished goods) are stated at the lower of cost, using the first-in first-out (FIFO) method, or market.

Inventories included merchandise in transit of approximately $6,429,000 at December 31, 1994, $11,176,000 at June 30, 1994 and $9,414,000 at December 31,
1993.

NOTE 3:     U. S. CUSTOMS SETTLEMENT

A letter from the U.S. Customs Service was received in November 1994, notifying the Company that the offered amount of $500,000 tendered in December 1991 as an offer-in-compromise has been accepted in full settlement of any and all claims against the Company arising from a Customs Audit for the period through fiscal 1986. Such liability had been provided for in a prior year.

NOTE 4:  FINANCIAL AGREEMENTS

The Company has in place a Restated and Amended Financing Agreement (the "Financing Agreement") with BNY Financial Corporation ("BNYF" or the "Bank"), a wholly owned subsidiary of The Bank of New York.

                     BERNARD CHAUS, INC. and SUBSIDIARIES

During the first and second quarters of fiscal year 1995, the Company was not in compliance with certain financial covenants. BNYF has waived such noncompliance.

The Company is currently negotiating with BNYF for a new three year facility. The Company believes that this negotiation will be successfully completed in the near future. However, there can be no assurance that an agreement on a new facility will be reached.

The Company required availability under its working capital credit line with BNYF in excess of the amount available under its borrowing base formula. To assist the Company, Josephine Chaus agreed to provide credit support in the form of a letter of credit. She initially provided a letter of credit in the amount of $3 million on April 15, 1994 which was increased to $5 million on June 14, 1994 and further increased to $7.2 million on September 13, 1994. The expiration date of the letter of credit, initially in effect through October 15, 1994, was extended to April 15, 1995 (the "Extension"). The Bank has increased the Company's borrowing availability by various amounts as the amount and expiration date of the letter of credit has been increased and extended. In February 1995, Josephine Chaus agreed to increase the amount of the letter of credit to $10 million and, subject to reaching agreement with the Bank on a new three year facility, to extend the expiration date of the Letter of Credit until October 31, 1995. Any consideration to be paid to Josephine Chaus for such increase and extension will be considered by a Special Committee of the Company's Board of Directors (the "Special Committee").

In September 1994, Josephine Chaus loaned $7.2 million to the Company in exchange for promissory notes bearing interest at 12% per annum. Proceeds of such cash infusion were used for costs and associated expenses related to the signing of the Company's new chief executive officer. In November 1994, following approval by the Company's shareholders, Josephine Chaus exchanged such notes, including accrued interest thereon, for 1,914,500 shares of the Company's Common Stock (based upon a purchase price of $3.85 per share). The purchase price was determined by the Special Committee and the purchase was approved by the Company's shareholders at the November 22, 1994 Annual Meeting of Shareholders.

In approving the sale of the shares of Common Stock the Special Committee sought the advice of Lehman Brothers, which provided its view as to the commercial reasonableness of the transaction.

NOTE 5:  SUBORDINATED PROMISSORY NOTES

The Company has outstanding at December 31, 1994 $19,906,000 of subordinated promissory notes payable to Josephine Chaus certain of which were originally issued on June 30, 1986 and the remainder of which were issued in February and March 1991 (the "Subordinated Notes"). The Company has been unable to make payments of principal or interest on the Subordinated Notes since 1993 (with the exception of principal payments of $500,000, $250,000 and $250,000 in November 1993, February 1994 and August 1994, respectively) as a result of restrictive covenants under the Financing Agreement. In January 1995, Josephine Chaus extended the maturity date on all of the Subordinated Notes to January 1, 1996.

                     BERNARD CHAUS, INC. AND SUBSIDIARIES


NOTE 6:  RESTRUCTURING AND UNUSUAL EXPENSES

During the six months ended December 31, 1994, the Company initiated a number of actions to strengthen its financial position, including a cash infusion of $7.2 million from its principal shareholder, cost reductions largely related to additional layoffs in the Company's U.S. and overseas offices, and the hiring of the Company's new Chief Executive Officer. The Company believes these actions will have a positive impact on future operating results.

Relative to the aforementioned programs, during the first fiscal quarter of 1995 the Company recorded restructuring expenses of $1.2 million. These costs primarily relate to employee severance as the Company continues to reduce overhead costs.

In addition, for the first fiscal quarter the Company recorded unusual expenses of $7.8 million primarily related to the signing of the Company's new Chief Executive Officer.

In January 1995, the Company signed favorable early termination agreements with the landlords of certain retail outlet stores, for which the Company had previously taken a reserve as part of its restructuring expenses at June 30, 1994. As a result, the Company was able to reduce its restructuring expenses by approximately $1.3 million. The benefit of this reduction was offset, however, by certain additional expenses provided by the Company related to its retail and overseas operations.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Operating results for the periods ended December 31, 1994 are not necessarily indicative of the results that may be expected for the fiscal year 1995.

For the six months ended December 31, 1994, net sales decreased by $8.4 million or 7.0% compared to the corresponding period ended December 31, 1993. The sales decrease is primarily due to a reduction in the number of units sold, lower standard selling prices, higher returns, discounts and promotional allowances, partially offset by lower discounts from standard selling prices. The promotional allowances are to accelerate and increase sell-through at the retail level. For the first six months of fiscal 1995, promotional allowances remain high. As a result, significant reserves have been maintained by the Company as a reduction to accounts receivable.

For the quarter ended December 31, 1994, net sales decreased by $4.2 million, or 8.2%, compared to the corresponding period ending December 31, 1993. The sales decrease is primarily due to a reduction in the number of units sold, lower standard selling prices, higher returns, discounts and promotional allowances, partially offset by lower discounts from standard selling prices.

For the six months ended December 31, 1994, cost of goods sold as a percent of net sales decreased to 81.2% from 84.1% for the same period of fiscal 1994. For the three months ended December 31, 1994, the cost of goods sold as a percent of net sales decreased to 84.3%, from 88.0% for the same period of fiscal 1994. For both periods, the decrease in costs, as a percent of net

                     BERNARD CHAUS, INC. and SUBSIDIARIES


sales, came from an increase in the proportion of net sales made either at standard selling price or at a lower discount from standard selling price.

Selling, general and administrative expenses, as a percent of net sales, decreased to 20.7% for the six months ended December 31, 1994 from 22.9% for the comparable period last year. Selling, general and administrative expenses, as a percent of net sales, decreased to 23.5% for the second quarter ended December 31, 1994 from 27.1% for the comparable period last year. For both the six month period and quarter ended December 31, 1994, the actual dollar expense decrease of $4.4 million and $2.8 million, respectively, was attributable to the implementation of cost reduction programs.

For the six months ended December 31, 1994, the Company initiated a number of actions to strengthen its financial position, including a cash infusion of $7.2 million from its principal shareholder, cost reductions largely related to additional layoffs in the Company's U.S. and overseas offices, and the hiring of the Company's new Chief Executive Officer. The Company believes these actions will have a positive impact on future operating results.

Relative to the aforementioned programs, during the first fiscal quarter of 1995 the Company recorded restructuring expenses of $1.2 million. These costs primarily relate to employee severance as the Company continues to reduce overhead costs.

In addition, for the first fiscal quarter the Company recorded unusual expenses of $7.8 million primarily related to the signing of the Company's new Chief Executive Officer.

In January 1995, the Company signed favorable early termination agreements with the landlords of certain retail outlet stores, for which the Company had previously taken a reserve as part of its restructuring expenses at June 30, 1994. As a result, the Company was able to reduce its restructuring expenses by approximately $1.3 million. The benefit of this reduction was offset, however, by certain additional expenses provided by the Company related to its retail and overseas operations.

Interest expense increased for both the six month and quarter periods compared with last year, primarily due to higher bank borrowings, the $7.2 million promissory notes and higher interest rates on borrowings.


Financial Position, Liquidity and Capital Resources

Net cash provided by operating activities was $2.5 million for the six months ended December 31, 1994 as compared to $10.9 million for the six months ended December 31, 1993. Net cash provided by operating activities resulted primarily from decreases in accounts receivable ($8.0 million), prepaid expenses ($2.2 million) and inventories ($10.5 million), offset somewhat by the net loss ($13.9 million) and reductions in accounts payable ($4.6 million).

The Company's anticipated capital expenditures for the balance of fiscal 1995 are approximately $.5 million, consisting primarily of expenditures for its warehouses, design facilities and the purchase of additional computer software systems.

                     BERNARD CHAUS, INC. and SUBSIDIARIES


The Company's operations over the past several years have been financed primarily through the use of internally generated funds, subordinated debt, lines of credit and the aforementioned equity infusion from Josephine Chaus. The Company anticipates that its future operations will be financed in the same manner, but will also explore additional sources of financing.

The Company has in place a Restated and Amended Financing Agreement (the "Financing Agreement") with BNYF. During the first and second quarters of fiscal year 1995, the Company was not in compliance with certain financial covenants. BNYF has waived such noncompliance.

The Company is currently negotiating with BNYF for a new three year facility. The Company believes that this negotiation will be successfully completed in the near future. However, there can be no assurance that an agreement on a new facility will be reached.

The Company required availability under its working capital credit line with BNYF in excess of the amount available under its borrowing base formula. To assist the Company, Josephine Chaus agreed to provide credit support in the form of a letter of credit. She initially provided a letter of credit in the amount of $3 million on April 15, 1994 which was increased to $5 million on June 14, 1994 and further increased to $7.2 million on September 13, 1994. The expiration date of the letter of credit, initially in effect through October 15, 1994, was extended to April 15, 1995 (the "Extension"). The Bank has increased the Company's borrowing availability by various amounts as the amount and expiration date of the letter of credit has been increased and extended.

In consideration for her provision of credit support to the Company, a Special Committee of the Board of Directors authorized the issuance to Josephine Chaus of an aggregate of 1,216,500 warrants at exercise prices ranging from $2.25 to $4.62. The Company has borne all out-of-pocket expenses incurred by Josephine Chaus in providing the letter of credit. Josephine Chaus has agreed to forfeit a pro rata portion of the Extension Warrants if the letter of credit is terminated before April 15, 1995. In approving such warrants, the Special Committee sought the advice of Lehman Brothers, which provided its view as to the commercial reasonableness of the transaction. Approval of the issuance to Josephine Chaus of the Warrants was granted at the Company's Annual Meeting of Shareholders on November 22, 1994.

In February 1995, Josephine Chaus agreed to increase the amount of the letter of credit to $10 million and, subject to reaching agreement with the Bank on a new three year facility, to extend the expiration date of the Letter of Credit until October 31, 1995. Any consideration to be paid to Josephine Chaus for such increase and extension will be considered by the Special Committee.

In September 1994, Josephine Chaus loaned $7.2 million to the Company in exchange for promissory notes bearing interest at 12% per annum. Proceeds of such cash infusion were used for costs and associated expenses related to the signing of the Company's new chief executive officer. In November 1994, following approval by the Company's shareholders, Josephine Chaus exchanged such notes, including accrued interest thereon, for 1,914,500 shares of the Company's Common Stock (based upon a purchase price of $3.85 per share). The purchase price was determined by a special committee of the Company's Board

                     BERNARD CHAUS, INC. and SUBSIDIARIES


of Directors and the purchase was approved by the Company's shareholders at the November 22, 1994 Annual Meeting of Shareholders.

In approving the sale of the shares of Common Stock the Special Committee sought the advice of Lehman Brothers, which provided its view as to the commercial reasonableness of the transaction.

The Company has outstanding at December 31, 1994 $19,906,000 of subordinated promissory notes payable to Josephine Chaus certain of which were originally issued on June 30, 1986 and the remainder of which were issued in February and March 1991 (the "Subordinated Notes"). The Company has been unable to make payments of principal or interest on the Subordinated Notes since 1993 (with the exception of principal payments of $500,000, $250,000 and $250,000 in November 1993, February 1994 and August 1994, respectively) as a result of restrictive covenants under the Financing Agreement. In January 1995, Josephine Chaus extended the maturity date on all of the Subordinated Notes to January 1, 1996.

PART II - OTHER INFORMATION

Item 4.           Submission of Matters to a Vote of Security Holders

     (a) The Company's Annual Meeting of Shareholders was held on November 22, 1994.

     (b) The directors of the Company elected at the Annual Meeting of Shareholders held on November 22, 1994, were as follows: Josephine Chaus, Andrew Grossman, S. Lee Kling, John W. Burden III, Harvey M. Krueger and Philip G. Barach. The term of office of the directors is until the next Annual Meeting of Shareholders and until their respective successors have been elected and qualified.

     (c) The matters voted upon at the Annual Meeting of Shareholders, other than the election of directors and approval of auditors, and the number of affirmative votes cast with respect to each such matter were as follows:

  Matter: Approval of the issuance to Josephine Chaus of warrants to purchase Common Stock of the Company in consideration for her provision of credit support to the Company.

 Affirmative Votes            Negative Votes               Abstain
 -----------------            --------------               -------
    13,998,299                  953,166                     32,870


  Matter: Approval of the sale by the Company to Josephine Chaus of 1,914,500 shares of Common Stock.

Affirmative Votes             Negative Votes              Abstain
- - -----------------             --------------              -------
    14,728,025                   209,641                   46,669


  Matter: Approval of the Bonus Plan for the Company's new Chief Executive Officer, Andrew Grossman.

                     BERNARD CHAUS, INC. and SUBSIDIARIES


Affirmative Votes            Negative Votes              Abstain
- - -----------------            --------------              -------
   17,136,925                  276,202                   41,545


  Matter:           Approval of the Option Plan for Andrew Grossman.


Affirmative Votes            Negative Votes              Abstain
- - -----------------            --------------              -------
   14,601,789                 348,246                    34,300


Item 6.           Exhibits and Reports on Form 8-K

         (a)      Attached hereto as Exhibits are the following:



                  10.109   Waiver dated February 10, 1995 to the Restated and
                           Amended Financing Agreement between the Company and
                           BNY Financial Corporation.

                  10.110 Agreement dated December 19, 1994, assigning the subordinated notes from the Estate of Bernard Chaus to Josephine Chaus.

                  10.111 Agreement dated January 11, 1995, between the Company and Josephine Chaus extending the due dates on subordinated promissory notes.

                  27       Financial Data Schedule


         (b) The Company filed no reports on Form 8-K during the quarter ended December 31, 1994.

                      BERNARD CHAUS, INC. AND SUBSIDIARIES



SIGNATURES
- - ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    BERNARD CHAUS, INC.
                                    (Registrant)



Date:   February 10, 1995       By: /s/Josephine Chaus
        -----------------           ------------------
                                    JOSEPHINE CHAUS
                                    Chairwoman of the Board and
                                    Office of the Chairman





Date:   February 10, 1995       By: /s/Andrew Grossman
        -----------------           ------------------
                                    ANDREW GROSSMAN
                                    Chief Executive Officer and
                                    Office of the Chairman





DATE:   February 10, 1995       By: /s/Wayne S. Miller
        -----------------           ------------------
                                    WAYNE S. MILLER
                                    Executive Vice President
                                    Finance & Administration and
                                    Chief Financial Officer
                                    (Principal Financial Officer)