Form 10-Q
period 1995-03-31
CHAUS BERNARD INC
filed 1995-05-12
CIK 793983

SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D. C.  20549
                                      ___________

                                       FORM 10-Q



[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended         March 31, 1995

                                OR

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934.

For the transition period from  __________________to __________________.


                Commission file number   1-9169

                      BERNARD CHAUS, INC.
        (Exact name of registrant as specified in its charter)

    New York                                   13-2807386
(State or other jurisdiction        (I.R.S. employer identification number)
of incorporation or organization)

         1410 Broadway, New York, New York                       10018
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code  (212) 354-1280


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

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date

       Date                        Class                Shares Outstanding


   May 1, 1995        Common Stock, $0.01 par value        20,311,831

                                        INDEX



PART I -        FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited):       PAGE

                Condensed Consolidated Balance Sheets as
                of March 31, 1995, June 30, 1994
                and March 31, 1994 .........................       3

                Condensed Consolidated Statements of
                Operations for the Nine Months and Quarters
                ended March 31, 1995 and 1994 ..............       4

                Condensed Consolidated Statements of Cash Flows
                for the Nine Months ended March 31, 1995
                and 1994.......................................    5

                Notes to Condensed Consolidated Financial
                Statements ....................................  6 - 8

Item 2. Management's Discussion and Analysis of
                Financial Condition and Results of
                Operations.....................................  8 - 11

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K ..............           12


SIGNATURES ..............................................         13

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)


                     BERNARD CHAUS, INC. and SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                   (In Thousands, Except Share Information)

                                                                                       MARCH 31,         JUNE 30,     MARCH 31,
                                                                                         1995              1994           1994

ASSETS
Current Assets
  Cash and cash equivalents ...............................................            $   823            $   468       $   568
  Accounts receivable - net ...............................................             20,977             17,757        33,823
  Inventories .............................................................             15,394             25,503        27,839
  Prepaid expenses and other current assets ...............................              1,295              3,608         4,366
  Refundable and prepaid income taxes .....................................                                   135           593
    Total Current Assets ..................................................             38,489             47,471        67,189
Fixed Assets ..............................................................              2,924              3,612         5,483
Other Assets ..............................................................                499                536           478
                                                                                       $41,912            $51,619       $73,150
                                                                                       =======            =======       =======
LIABILITIES AND STOCKHOLDERS'(DEFICIT) EQUITY
Current  Liabilities
  Notes payable - bank ....................................................            $22,208            $21,115       $20,682
  Subordinated Promissory Notes - current .................................                                   250           250
  Accounts payable ........................................................             15,216             14,290        12,730
  Accrued expenses ........................................................              5,289              6,710         5,165
  Accrued restructuring expenses ..........................................              1,819              1,764
  Income taxes payable ....................................................                129
     Total Current Liabilities ............................................             44,661             44,129        38,827

Accrued Restructuring Expenses ............................................              1,706              2,315
Subordinated Promissory Notes .............................................             20,476             18,789        18,244
                                                                                        66,843             65,233        57,071
Stockholders' (Deficit) Equity
  Preferred stock, $.01 par value;
   authorized shares -- 1,000,000;
   outstanding shares -- none
  Common stock, $.01 par value;
   authorized shares -- 50,000,000;
   issued shares -- 20,934,531 at March 31, 1995,
  18,975,031 at June 30, 1994 and
   March 31, 1994 .........................................................                209                190           190
  Additional paid-in capital ..............................................             48,190             40,226        40,226
  (Deficit) ...............................................................            (71,850)           (52,550)      (22,857)
  Less: Treasury stock, at cost --
        622,700 shares ....................................................             (1,480)            (1,480)       (1,480)
     Total Stockholders' (Deficit) Equity .................................            (24,931)           (13,614)       16,079
                                                                                       $41,912            $51,619       $73,150
                                                                                       =======            =======       =======



     Note: The balance sheet at June 30, 1994 has been derived from the audited financial statements at that date.

See notes to condensed consolidated financial statements.



                     BERNARD CHAUS, INC. and SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - (Unaudited)
                     (In Thousands, Except Per Share Data)

                                                                  FOR THE NINE MONTHS ENDED        FOR THE QUARTER ENDED

                                                                      MARCH 31,    MARCH 31,     MARCH 31,    MARCH 31,
                                                                        1995        1994          1995         1994

Net sales .........................................................   $153,009     $170,240     $ 41,071     $ 49,931
Cost of goods sold ................................................    124,917      144,050       33,974       42,925

   Gross profit ...................................................     28,092       26,190        7,097        7,006
Selling, general and
 administrative expenses ..........................................     34,073       40,437       10,926       12,855
Restructuring expenses ............................................      1,200
Unusual expenses ..................................................      7,833
                                                                       (15,014)     (14,247)      (3,829)      (5,849)

Interest and other income (expense), net ..........................         20         (141)          12         (133)
Interest expense ..................................................     (4,080)      (2,485)      (1,552)        (787)

Loss before provision for income taxes ............................    (19,074)     (16,873)      (5,369)      (6,769)
Provision for income taxes ........................................        226          189           75           76

 Net loss .........................................................   ($19,300)    ($17,062)     ($5,444)     ($6,845)
                                                                      ========      =======       ======       ======
 Net loss per common share ........................................     ($0.98)      ($0.93)      ($0.27)      ($0.37)
                                                                      ========      =======       ======       ======

 Weighted average number of common and
   common equivalent shares outstanding ...........................     19,773       18,352       20,312       18,352
                                                                      ========      =======       ======       ======


        See notes to condensed consolidated financial statements.




                     BERNARD CHAUS, INC. and SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (Unaudited)

                                (In Thousands)
                                                                                                          FOR THE NINE MONTHS ENDED

                                                                                                              MARCH 31,   MARCH 31,
                                                                                                               1995         1994
OPERATING ACTIVITIES
  Net loss ...........................................................................................      ($19,300)     ($17,062)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Depreciation and amortization ....................................................................          990          1,456
    Provision for losses (recovery) on accounts receivable ...........................................          195            (70)
    Deferred interest on subordinated promissory notes ...............................................        1,687          1,891
    Non-cash interest expense ........................................................................          456
    Changes in operating assets and liabilities:
      Accounts receivable ............................................................................       (3,415)        (3,191)
      Inventories ....................................................................................       10,109         18,135
      Prepaid expenses and other assets ..............................................................        2,350            807
      Income taxes receivable ........................................................................          135            129
      Accounts payable ...............................................................................          926         (6,759)
      Accrued restructuring expenses .................................................................         (554)
      Accrued expenses ...............................................................................       (1,421)          (173)
      Income taxes payable ...........................................................................          129
NET CASH USED IN OPERATING ACTIVITIES ................................................................       (7,713)        (4,837)

INVESTING ACTIVITIES
   Purchases of fixed assets .........................................................................         (302)        (1,007)


FINANCING ACTIVITIES
   Net proceeds from short term bank borrowings ......................................................        1,093          5,801
   Principal payments on subordinated promissory notes ...............................................         (250)          (750)
   Net proceeds from sale of stock ...................................................................        7,527             (6)
NET CASH PROVIDED BY FINANCING ACTIVITIES ............................................................        8,370          5,045

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .................................................          355          (799)
Cash and cash equivalents at beginning of period .....................................................          468          1,367

CASH AND CASH EQUIVALENTS AT END OF PERIOD ...........................................................      $   823        $   568
                                                                                                            =======        =======
Supplemental cash information Cash paid for:
        Taxes ........................................................................................      $     6        $    61
        Interest .....................................................................................      $ 1,689        $ 1,012

           See notes to condensed consolidated financial statements.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        (UNAUDITED)
                      March 31, 1995



NOTE 1.     SUMMARY  OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter and nine months ended March 31, 1995 are not necessarily indicative of the results that may be expected for the fiscal year 1995. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 1994.

Net Loss Per Share: Net loss per share for the three and nine months ended March 31 has been computed by dividing the applicable net loss by the weighted average number of common shares outstanding. Common equivalent shares were not considered as the inclusion of such would have been antidilutive.


NOTE 2.     INVENTORIES

Inventories (principally finished goods) are stated at the lower of cost, using the first-in first-out (FIFO) method, or market.

Inventories included merchandise in transit of approximately $4,877,000 at March 31, 1995, $11,176,000 at June 30, 1994 and $ 7,521,000 at March 31, 1994.


NOTE 3.  FINANCIAL AGREEMENTS

During the quarter ended March 31, 1995, the Company and BNY Financial Corporation ("BNYF" or the "Bank"), a wholly owned subsidiary of The Bank of New York, completed negotiations for a new three-year Restated and Amended Financing Agreement (the "New Agreement"). The New Agreement was effective as of February 21, 1995, and terminates on February 21, 1998. The New Agreement provides the Company with a $60 million credit facility for letters of credit and direct borrowings, with a sublimit for loans and advances of $40 million. The amount of financing available is based upon a formula incorporating eligible receivables and inventory, cash balances, other collateral, and permitted over advances, all as defined in the New Agreement.

The New Agreement is collateralized by substantially all of the Company's assets, including accounts receivable and inventory.

Interest on direct borrowings is payable monthly at an annual rate equal to the higher of (i) 1/2 of 1% above the prime rate of the Bank of New York (prime was 9.0% at March 31, 1995) and (ii) the Federal Funds Rate in effect on such day plus 1%. The default interest rate is 2.5% over prime. The New Agreement requires the payment of a 1% due diligence and facility fee. In addition, the agreement provides for the payment of minimum service charges and/or interest which for the fiscal year ending June 30, 1995, will be approximately $900,000. The Company may terminate the New Agreement upon 90 days prior written notice at any time, subject to termination fees. BNYF may terminate after February 21, 1998, upon 60 days written notice to the Company.

As part of the renegotiation of financial covenants and the borrowing base formula in the New Agreement, Josephine Chaus increased the $7.2 million letter of credit formally provided by her which was to have expired on April 15, 1995 to $10.0 million, and extended its term until October 31, 1995. In addition, Ms. Chaus provided BNYF with a $5.0 million personal guarantee of the Company's obligations under the New Agreement. The consideration to be paid to Josephine Chaus for such additional credit support is being considered by a Special Committee comprised of the Company's outside Board of Directors (the "Special Committee").

In September 1994, Josephine Chaus loaned $7.2 million to the Company in exchange for promissory notes bearing interest at 12% per annum. Proceeds of such cash infusion were used for costs and associated expenses related to the signing of the Company's new chief executive officer. In November 1994, following approval by the Company's shareholders, Josephine Chaus exchanged such notes, including accrued interest thereon, for 1,914,500 shares of the Company's Common Stock (based upon a purchase price of $3.85 per share). The purchase price was determined by the Special Committee and the purchase was approved by the Company's shareholders at the November 22, 1994 Annual Meeting of Shareholders. In approving the sale of the shares of Common Stock and issuance of the warrants to Josephine Chaus, the Special Committee sought the advice of Lehman Brothers, which provided its view as to the commercial reasonableness of the transaction.

In consideration for credit support provided to the Company in connection with the prior bank agreement, Josephine Chaus was granted 1,216,500 warrants exercisable through November 22, 1999 at prices ranging between $2.25 to $4.62 per share. The value of such warrants has been included as a charge to interest expense during the quarter ended March 31, 1995 with a corresponding increase to paid in capital.

NOTE 4.  SUBORDINATED PROMISSORY NOTES

The Company has outstanding at March 31, 1995 $20,476,000 of subordinated promissory notes payable to Josephine Chaus certain of which were originally issued on June 30, 1986 and the remainder of which were issued in February and March 1991 (the "Subordinated Notes"). The Company has been unable to make payments of principal or interest on the Subordinated Notes since 1993 (with the exception of principal payments of $500,000, $250,000 and $250,000 in November 1993, February 1994 and August 1994, respectively) as a result of restrictive covenants under the prior Financing Agreement and the New

Agreement. In April 1995, Josephine Chaus extended the maturity date on all of the Subordinated Notes (which were to mature on January 1, 1996) to April 1, 1996.

NOTE 5.  RESTRUCTURING AND UNUSUAL EXPENSES

During the nine months ended March 31, 1995, the Company initiated a number of actions to strengthen its financial position, including a cash infusion of $7.2 million from its principal shareholder, cost reductions largely related to additional layoffs in the Company's U.S. and overseas offices, and the hiring of the Company's new Chief Executive Officer. The Company believes these actions will have a positive impact on future operating results.

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

Item 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Operating results for the periods ended March 31, 1995 are not necessarily indicative of the results that may be expected for the fiscal year 1995.

For the nine months ended March 31, 1995, net sales decreased by $17.2 million or 10.1% compared to the corresponding period ended March 31, 1994. The sales decrease is primarily due to a reduction in the number of units sold, lower standard selling prices, higher discounts and promotional allowances, partially offset by lower returns, and lower discounts from standard selling prices. The promotional allowances were provided to accelerate and increase sell-through at the retail level. For the first nine months of fiscal 1995, promotional allowances remained high. As a result, significant reserves continue to be maintained by the Company as a reduction to accounts receivable.

For the quarter ended March 31, 1995, net sales decreased by $8.9 million, or 17.7%, compared to the corresponding period in the preceding year. The sales decrease is primarily due to a reduction in the number of units sold, lower standard selling prices, higher discounts and promotional allowances, partially offset by lower returns and lower discounts from standard selling prices.

For the nine months ended March 31, 1995, cost of goods sold as a percentage of net sales decreased to 81.6% from 84.6% for the same period of fiscal 1994. For the three months ended March 31, 1995, the cost of goods sold as a percentage of net sales decreased to 82.7%, from 86.0% for the same period of fiscal 1994. For both periods, the decrease in costs, as a percentage of net sales, came from an increase in the proportion of net sales made either at standard selling price or at a lower discount from standard selling price.


Selling, general and administrative expenses, as a percentage of net sales, decreased to 22.3% for the nine months ended March 31, 1995 from 23.8% for the comparable period last year. Selling, general and administrative expenses, as a percent of net sales, increased to 26.6% for the third quarter ended March 31, 1995 from 25.8% for the comparable period last year. For both the nine month period and quarter ended March 31, 1995, the actual dollar expense decrease of $6.4 million and $1.9 million, respectively, was attributable to the implementation of cost reduction programs. The percentage increase in the quarter results from a reduction in net sales.

For the nine months ended March 31, 1995, the Company initiated a number of actions to strengthen its financial position, including a cash infusion of $7.2 million from its principal shareholder, cost reductions largely related to additional layoffs in the Company's U.S. and overseas offices, and the hiring of the Company's new Chief Executive Officer. The Company believes these actions will have a positive impact on future operating results.

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

Interest expense increased for the nine month period compared with last year, primarily due to higher average bank borrowings at higher rates and interest on the $7.2 million of promissory notes issued in September 1994 that were exchanged for common stock in November 1994. In addition, in the third quarter, the Company recorded a charge for the warrants issued for credit support received from its principal shareholder. For the quarter ended March 31, 1995, interest expense increased over the comparable prior year period as a result of higher average bank borrowings at higher rates.


Financial Position, Liquidity and Capital Resources

Net cash used in operating activities was $7.7 million for the nine months ended March 31, 1995 as compared to $4.8 million for the nine months ended

March 31, 1994. Net cash used in operating activities resulted primarily from the net loss after non-cash charges ($16.0 million), increased accounts receivable ($3.4 million) and decreased accrued expenses ($1.4 million), offset somewhat by decreases in inventories ($10.1 million), prepaid expenses and other assets ($2.4 million) and increases in accounts payable ($.9 million).

The Company's anticipated capital expenditures for the balance of fiscal 1995 are approximately $.3 million, consisting primarily of expenditures for its warehouses, design facilities and the purchase of additional computer software systems.

The Company's operations over the past several years have been financed primarily through the use of internally generated funds, subordinated debt, lines of credit and the aforementioned equity infusion from Josephine Chaus. The Company anticipates that its future operations will be financed in the same manner, but is also exploring additional sources of financing.

During the quarter ended March 31, 1995, the Company and BNY Financial Corporation ("BNYF" or the "Bank"), a wholly owned subsidiary of The Bank of New York, completed negotiations for a new three-year Restated and Amended Financing Agreement (the "New Agreement"). The New Agreement was effective as of February 21, 1995, and terminates on February 21, 1998. The New Agreement provides the Company with a $60 million credit facility for letters of credit and direct borrowings, with a sublimit for loans and advances of $40 million. The amount of financing available is based upon a formula incorporating eligible receivables and inventory, cash balances, other collateral, and permitted over advances, all as defined in the New Agreement. The New Agreement is collateralized by substantially all of the Company's assets, including accounts receivable and inventory.

Interest on direct borrowings is payable monthly at an annual rate equal to the higher of (i) 1/2 of 1% above the prime rate of the Bank of New York (prime was 9.0% at March 31, 1995) and (ii) the Federal Funds Rate in effect on such day plus 1%. The default interest rate is 2.5% over prime. The New Agreement requires the payment of a 1% due diligence and facility fee. In addition, the agreement provides for the payment of minimum service charges and/or interest which for the fiscal year ending June 30, 1995, will be approximately $900,000. The Company may terminate the New Agreement upon 90 days prior written notice at any time, subject to termination fees. BNYF may terminate after February 21, 1998, upon 60 days written notice to the Company.

As part of the renegotiation of financial covenants and the borrowing base formula in the New Agreement, Josephine Chaus increased the $7.2 million letter of credit formally provided by her which was to have expired on April 15, 1995 to $10.0 million, and extended its term until October 31, 1995. In addition, Ms. Chaus provided BNYF with a $5.0 million personal guarantee of the Company's obligations under the New Agreement. The consideration to be paid to Josephine Chaus for such additional credit support is being considered by a Special Committee comprised of the Company's outside Board of Directors (the "Special Committee").

In September 1994, Josephine Chaus loaned $7.2 million to the Company in exchange for promissory notes bearing interest at 12% per annum. Proceeds of such cash infusion were used for costs and associated expenses related to the signing of the Company's new chief executive officer. In November 1994, following approval by the Company's shareholders, Josephine Chaus exchanged such notes, including accrued interest thereon, for 1,914,500 shares of the Company's Common Stock (based upon a purchase price of $3.85 per share). The purchase price was determined by the Special Committee and the purchase was approved by the Company's shareholders at the November 22, 1994 Annual Meeting of Shareholders. In approving the sale of the shares of Common Stock and issuance of the warrants to Josephine Chaus, the Special Committee sought the advice of Lehman Brothers, which provided its view as to the commercial reasonableness of the transaction.

The Company has outstanding at March 31, 1995 $20,476,000 of subordinated promissory notes payable to Josephine Chaus certain of which were originally issued on June 30, 1986 and the remainder of which were issued in February and March 1991 (the "Subordinated Notes"). The Company has been unable to make payments of principal or interest on the Subordinated Notes since 1993 (with the exception of principal payments of $500,000, $250,000 and $250,000 in November 1993, February 1994 and August 1994, respectively) as a result of restrictive covenants under the prior Financing Agreement and the New Agreement. In April 1995, Josephine Chaus extended the maturity date on all of the Subordinated Notes (which were to mature on January 1, 1996) to April 1, 1996.

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

        (a)     Attached hereto as Exhibits are the following:

                10.112 Agreement dated November 22, 1994 between the Company and Josephine Chaus issuing 32,500 warrants to purchase Common Stock of the Company.

                10.113 Agreement dated November 22, 1994 between the Company and Josephine Chaus issuing 206,000 warrants to purchase Common Stock of the Company.

                10.114 Agreement dated November 22, 1994 between the Company and Josephine Chaus issuing 338,000 warrants to purchase Common Stock of the Company.

                10.115 Agreement dated November 22, 1994 between the Company and Josephine Chaus issuing 640,000 warrants to purchase Common Stock of the Company.

                10.116 Agreement effective February 21, 1995 between the Company and BNY Financial Corporation restating and amending the Financing Agreement.

                10.117 Agreement dated April 28, 1995 between the Company and Josephine Chaus extending the due dates on Subordinated Promissory Notes.

                27              Financial Data Schedule

        (b) The Company filed no reports on Form 8-K during the quarter ended March 31, 1995.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    BERNARD CHAUS, INC.
                                    (Registrant)



Date:      May 10, 1995         By: /s/Josephine Chaus
                                    ------------------------------
                                    JOSEPHINE CHAUS
                                    Chairwoman of the Board and
                                    Office of the Chairman





Date:      May 10, 1995         By: /s/Andrew Grossman
                                    ------------------------------
                                    ANDREW GROSSMAN
                                    Chief Executive Officer and
                                    Office of the Chairman





Date:      May 10, 1995         By: /s/Wayne S. Miller
                                    ------------------------------
                                    WAYNE S. MILLER
                                    Executive Vice President
                                    Finance & Administration and
                                    Chief Financial Officer
                                    (Principal Financial Officer)