Form 10-K
period 1995-06-30
CHAUS BERNARD INC
filed 1995-10-12
CIK 793983

-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D. C. 20549

                                  FORM 10-K

 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                 ACT OF 1934
                   FOR THE FISCAL YEAR ENDED JUNE 30, 1995
                                      OR
    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                             EXCHANGE ACT OF 1934
                 FOR THE TRANSITION PERIOD FROM      TO
                        COMMISSION FILE NUMBER 1-9169

                             BERNARD CHAUS, INC.

            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


            New York                                        13-2807386
(STATE OR OTHER JURISDICTION OF               (I.R.S EMPLOYER IDENTIFICATION NUMBER)
INCORPORATION OR ORGANIZATION)

    1410 BROADWAY, NEW YORK, NEW YORK                          10018
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                     (ZIP CODE)

              REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE
                                (212) 354-1280

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:


 Title of each class               Name of each exchange on which registered
---------------------------------  ---------------------------------------------
Common Stock, $0.01 par value      New York Stock Exchange

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

   The aggregate market value of the voting stock held by non-affiliates of the registrant on September 29, 1995 was $41,342,351.

   Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date

          Date                         Class                  Shares Outstanding
----------------------  ---------------------------------  ----------------------
  September 29, 1995       Common Stock, $0.01 par value          21,108,641

                                                            Location in Form 10-K in which
            Documents Incorporated by Reference                      Incorporated
----------------------------------------------------------  ----------------------------
Portions of registrant's Proxy Statement for the Annual                Part III
Meeting of Stockholders to be held in November 1995.

-------------------------------------------------------------------------------

                                    PART I

ITEM 1. BUSINESS.

GENERAL

   The Company designs, arranges for the manufacture of and markets an extensive range of women's career and casual sportswear and dresses which are marketed principally under the CHAUS(Registered Trademark) and CHAUS SPORT (Registered Trademark) trademarks. In late fiscal 1994, the Company initiated a corporate restructuring program characterized by a strengthened management team, reduced selling, general and administrative expenses and, in an effort to capitalize on the Company's well-recognized brand name, a return to its historic product positioning. The Company's enhanced product line is being repositioned at the high end of the "upper moderate" through the opening price points of the "better" categories. The Company recently entered into a license agreement (the "Nautica License Agreement") with Nautica Apparel Inc. ("Nautica"), a leading name in men's apparel, under which the Company will design, contract for the manufacture of and market a new women's apparel line under the Nautica(Registered Trademark) brand name.

CORPORATE STRATEGY/REPOSITIONING

   The following summarizes the major aspects of the Company's restructuring and its new corporate strategy.

   Strengthen Management Team. At the core of the restructuring effort has been the recruitment of seasoned industry professionals, led by the hiring in September 1994 of Andrew Grossman, the then President of Jones Apparel Group Inc., as the Company's new Chief Executive Officer. In connection with the hiring of Mr. Grossman, the Company created a new Office of the Chairman, consisting of Josephine Chaus, Chairwoman of the Board and principal stockholder of the Company, and Mr. Grossman, to direct its new strategy and its operations. Other additions to the core management team include Wayne Miller, the Company's Executive Vice President and Chief Financial Officer, Judith Leech, the Company's Vice President-Design, and Donna Poach, the Company's Vice President-Production.

   Increase Operating Leverage. The Company began implementing an aggressive expense reduction program in late fiscal 1994 which was primarily responsible for a $10.6 million reduction in selling, general and administrative expenses in fiscal 1995. Key initiatives behind the cost savings include a headcount reduction, the centralization of certain operating and administrative functions, the closing of office locations, the consolidation of distribution facilities and the closing of selected Company outlet stores. Because certain of the cost reductions were not in effect for all of fiscal 1995, the Company believes that selling, general and administrative expenses will be lower in fiscal 1996 than in fiscal 1995.

   Strategic Product Positioning. The Company is refocusing its product lines to offer higher quality merchandise positioned at the high end of the "upper moderate" through the opening price points of the "better" categories. The Company believes that its product quality in terms of fabric choice, trimming and fit is comparable to, yet priced below, its competitors' "better" offerings.

   Collections Merchandising Strategy. As part of the Company's product repositioning strategy, the Company has shifted its attention from single, fashion-driven items to collections with an emphasis on updated traditional styling. This shift to collections has enabled the Company to move away from commodity pricing for single, fashion-driven items and to reduce the levels of goods sold at off-price. The Company believes that there is a general shift in the industry back to ensemble dressing, and the Company's collection approach allows it to take advantage of such trend.

   Door Penetration; Door Expansion. The Company believes that it is currently underpenetrated within its customers compared to other major women's apparel manufacturers. The Company will seek to increase the number of individual stores ("doors") within store groups owned by its major customers in which its products are distributed and to increase the amount of retail floor space allocated to its products.

   Capitalize on Capabilities through Nautica Relationship. The Company believes that the Nautica License Agreement represents an opportunity for growth. This relationship with Nautica will provide the

Company with access to "better" to "bridge" departments while creating an alliance with a leading company in the apparel industry. Under the Nautica License Agreement, the Company is obligated, among other things, to raise at least $10.0 million in equity capital by December 31, 1995. See "--License Agreement with Nautica" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

PRODUCTS

   The Company's products are divided into three principal product categories: (i) career sportswear; (ii) weekend casual sportswear; and (iii) dresses. As part of its restructuring/repositioning strategy, the Company has shifted its product focus from single, fashion-driven items to full collections with an emphasis on traditional styling. With this repositioning, the Company also has enhanced its design and quality with, in certain cases, an increase in price points to the high end of the "upper moderate" through the opening price points of the "better" categories. The Company's career and weekend casual sportswear are marketed as coordinated groups of jackets, skirts, pants, blouses, sweaters and related accessories which, while sold as separates, are coordinated by styles, color schemes and fabrics and are designed to be merchandised and worn together. The Company believes that the target consumers for its products are women aged 25 to 55.

   The Company produces collections of each of these product lines for each of its six principal selling seasons: Spring I, Spring II, Summer, Fall I, Fall II and Holiday. Spring and Fall traditionally have been the Company's major selling seasons. Beginning in fiscal 1996, the Company has combined the Spring I and Spring II seasons into one Spring season, thus reducing the selling seasons to five.

   The Company's major product categories and associated brand names are summarized in the following table:

                               CAREER SPORTSWEAR         WEEKEND CASUAL SPORTSWEAR            DRESSES
                         ----------------------------  ----------------------------  ------------------------
BRAND NAMES              Chaus                         Chaus Sport                   Chaus Dresses
                         Chaus Woman                                                 Chaus Woman
                         Chaus Petite                                                Chaus Petite Dresses

PRODUCT OFFERINGS        Jackets, Skirts, Pants,       Casual Jackets, Sweaters,     One-Piece Dresses,
                         Shorts, Blouses, Shirts,      Skirts, Pants, Shirts, Knit   Two-Piece Dresses,
                         Knit Tops, Sweaters           Tops                          Pantsuits, Social
                                                                                     Dresses

INDUSTRY CATEGORIES      Upper Moderate and Lower      Upper Moderate and Lower      Upper Moderate and Lower
                         Better                        Better                        Better

   During fiscal 1995, the suggested retail prices of the Company's products ranged between $15.00 and $108.00. The Company's jackets ranged in price between $40.00 and $108.00, its dresses ranged in price between $48.00 and $106.00, its blouses and sweaters ranged in price between $32.00 and $76.00, its skirts and pants ranged in price between $25.00 and $56.00, and its knit tops and bottoms ranged in price between $15.00 and $60.00. As the Company repositions its price points at the high end of the "upper moderate" through the opening price points of the "better" categories, it anticipates that the suggested retail price range of its products will increase during fiscal 1996.

   The following table sets forth a breakdown by percentage of the Company's net sales by product category for fiscal 1993 through fiscal 1995:

                         FISCAL YEAR ENDED JUNE 30,
                       ----------------------------
                          1993      1994      1995
                       --------  --------  --------
Career Sportswear
 Chaus                  31%       29%       31%
 Chaus Woman            12        12        13
 Chaus Petite            8         6         4
                       --------  --------  --------
 Total                  51        47        48
Weekend Casual
 Sportswear             30        28        35
Dresses                 12        13        12
Other (1)                7        12         5
                       ========  ========  ========
Total                  100%      100%      100%
                       ========  ========  ========

---------------
   (1) Includes sales by outlet stores, offset by intercompany profit eliminations. Also includes, for fiscal 1993 and fiscal 1994, (a) the Company's JOSEPHINE and JEANSWEAR labels, which produced blouses and jeans, respectively, until the beginning of fiscal 1995 when the Company ceased producing garments using these labels and (b) a Canadian joint venture that the Company terminated in June 1994.

   Career Sportswear. The Company markets an extensive line of career sportswear under the CHAUS label for misses sizes, the CHAUS WOMAN label for larger sizes and the CHAUS PETITE label for smaller sizes. This product line offers a full collection of sportswear geared primarily for the working woman. Each sportswear collection typically includes a broad selection of jackets, skirts, pants, blouses and sweaters, as well as more casual apparel such as shorts, shirts and knit tops.

   Weekend Casual Sportswear. The CHAUS SPORT label offers casual jackets, sweaters, skirts, pants, shirts and knit tops. This product line offers soft career, weekend and leisure sportswear intended for an informal working environment as well as for casual wear.

   Dresses. The Company produces dresses under the CHAUS DRESSES, CHAUS WOMAN DRESSES and CHAUS PETITE DRESSES labels. The Company offers an extensive line of dresses from daytime to evening wear, as well as dresses for the working woman.

LICENSE AGREEMENT WITH NAUTICA

   In September 1995, the Company entered into the Nautica License Agreement under which the Company will have an exclusive license to manufacture, market, distribute and sell licensed product for women under the Nautica(Registered Trademark) brand name in the United States and Puerto Rico. The Company's licensed Nautica product line will be distributed in major department and specialty stores, at "better" to "bridge" price points in Nautica designed in-store shops. Nautica has developed significant brand-name recognition with its men's apparel lines. This relationship will provide the Company with exposure to "better" to "bridge" departments, while creating an alliance with a leading company in the apparel industry. The Company expects to make the first sales of its licensed Nautica products during the first quarter of fiscal 1997. The Company's license from Nautica is limited to women's sportswear collections including coordinating knits, blouses, wovens, sweaters, pants, skirts, jackets, and outerwear and sportswear dresses bearing the Nautica brand names and marks. The Company's license from Nautica excludes business dresses, suits, coats and raincoats that are not part of a sportswear collection. The license also excludes shoes, scarves, socks, stockings or accessories for ladies bearing the Nautica brand names and marks.

   The initial term of the Nautica License Agreement runs through December 31, 1999, and is thereafter renewable for up to two periods of three years each, provided that certain conditions are met (including the successful attainment of certain sales targets and the requirement that Andrew Grossman continue in his position as Chief Executive Officer during the term of the Nautica License Agreement). Under the Nautica License Agreement, the Company is obligated to raise at least $10.0 million in equity capital by December 31, 1995, and to devote at least $7.0 million to the fulfillment of its obligations under the Nautica License Agreement. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Financial Condition, Liquidity and Capital Resources" for information concerning the Company's contemplated equity offering. The Company's obligations also include minimum royalty and advertising payments and the construction of a separate showroom for the display of the Company's licensed Nautica products. Under the Nautica License Agreement, the Company intends to dedicate a full operational merchandising and retail development group to its licensed Nautica product line.

   Pursuant to the terms of the Nautica License Agreement, the Company has granted Nautica a ten-year option to purchase up to 150,000 shares of the Company's Common Stock at a purchase price of $5.00 per share (the closing price of the Common Stock on the NYSE on September 6, 1995, the date the Company entered into the Nautica License Agreement).

CUSTOMERS

   The Company's products are sold nationwide in an estimated 2,500 individual stores operated by approximately 100 department store chains, specialty retailers and other retail outlets. The Company does not have any long-term commitments or contracts with any of its customers.

   During fiscal 1995, approximately 76% of the Company's net sales were made to its nine largest customers, as compared to 75% in fiscal 1994 and 74% in fiscal 1993. Except for Dillard's Department Stores, which accounted for 23% of net sales in 1995, 16% of net sales in 1994 and 13% of net sales in 1993, no single customer accounted for more than 10% of the Company's net sales during such fiscal years; however, certain of the Company's customers are under common ownership. When considered together as a group under common ownership, sales to nine department store customers owned by The May Department Stores Company ("May") accounted for approximately 13% of net sales in fiscal 1995, 14% of net sales in fiscal 1994 and 17% of net sales in fiscal 1993. Additionally, sales to nine department store companies owned by Federated Department Stores ("Federated") accounted for approximately 11% of the Company's net sales in fiscal 1995 and would have accounted for 12% of net sales in fiscal 1994 and 10% in fiscal 1993 had the Federated/Macy's merger been completed at the beginning of such periods. As a result of the Company's dependence on these customers, they may have the ability to influence the Company's business decisions. The loss of or significant decrease in business from any of its major customers would have a material adverse effect on the Company's financial position and results of operations.

SALES AND MARKETING

   The Company's selling operation is highly centralized. Sales to the Company's department and specialty store customers are made primarily through the Company's New York City showrooms. The Company has an in-house sales force of 24, all of whom are located in the New York City showrooms. Senior management, principally Josephine Chaus and Richard Baker (President), actively participate in the planning of the Company's marketing and selling efforts. The Company does not employ independent sales representatives or operate regional sales offices, but it does participate in various regional merchandise marts. This sales structure enables management to control the Company's selling operation more effectively, to limit travel expenses, as well as to deal directly with, and be readily accessible to, major customers.

   Products are marketed to department and specialty store customers during "market weeks," generally four to five months in advance of each of the Company's selling seasons. The Company assists its customers in allocating their purchasing budgets among the items in the various product lines to enable consumers to view the full range of the Company's offerings in each collection. During the course of the retail selling seasons, the Company monitors its product sell-through at retail in order to directly assess consumer response to its products.

   The Company emphasizes the development of long-term customer relationships by consulting with its customers concerning the style and coordination of clothing purchased by the store, optimal delivery schedules, floor presentation, pricing and other merchandising considerations. Frequent communications between the Company's senior management and other sales personnel and their counterparts at various levels in the buying organizations of the Company's customers is an essential element of the Company's marketing and sales efforts. These contacts allow the Company to closely monitor retail sales volume to maximize sales at acceptable profit margins for both the Company and its customers. The Company's marketing efforts attempt to build upon the success of prior selling seasons to encourage existing customers to devote greater selling space to the Company's product lines and to penetrate additional individual stores within the Company's existing customers. The Company's largest customers discuss with the Company retail trends and their plans regarding their anticipated levels of total purchases of Company products for future seasons. These discussions are intended to assist the Company in planning the production and timely delivery of its products.

   The Company maintains a limited cooperative advertising program under which it reimburses, in certain circumstances, a portion of a customer's advertising expenditures promoting the Company's products up to a maximum percentage of the customer's purchases. Except for this cooperative advertising program, the Company has not engaged in any direct advertising to the public. Cooperative advertising expenditures were approximately $1.9 million, $1.6 million and $0.8 million in fiscal 1993, 1994 and 1995, respectively.

DESIGN

   The Company's products and certain of the fabrics from which they are made are designed by an in-house staff of fashion designers. The 11-person design staff, headed by Judith Leech, monitors current fashion trends and changes in consumer preferences. Josephine Chaus and Andrew Grossman, who are instrumental in the design function, meet regularly with the design staff to create, develop and coordinate the seasonal collections. The Company believes that its design staff is known for its distinctive styling and its ability to contemporize fashion classics. Emphasis is placed on the coordination of outfits and quality of fabrics to encourage the purchase of more than one garment.

MANUFACTURING AND DISTRIBUTION

   The Company believes that outsourcing its manufacturing maximizes its flexibility while avoiding significant capital expenditures, work-in-process buildup and the costs of a large workforce. The Company does not own any manufacturing facilities; all of its products are manufactured in accordance with its design specifications and production schedules through arrangements with independent manufacturers. A substantial amount (approximately 90%) of its product is manufactured by approximately 35 key independent suppliers located primarily in South Korea, Hong Kong, Taiwan, Sri Lanka, China, Indonesia and elsewhere in the Far East. Approximately 10% of the Company's products are manufactured in Israel, India and the Caribbean Basin. No contractual obligations exist between the Company and its manufacturers except on an order-by-order basis. During fiscal 1995, the Company purchased approximately 57% of its finished goods from its ten largest manufacturers, including approximately 11% of its purchases from its largest manufacturer. Contracting with foreign manufacturers enables the Company to take advantage of prevailing lower labor rates and to use a skilled labor force to produce high quality products.

   Generally, each manufacturer agrees to produce finished garments on the basis of purchase orders from the Company, specifying the price and quantity of items to be produced and supported by a letter of credit naming the manufacturer as beneficiary to secure payment for the finished garments.

   The Company's technical production support staff located in New York City produces patterns, prepares production samples from the patterns for modification and approval by the Company's design staff, and marks and grades the patterns in anticipation of production. While the factories have the capability to perform these services, the Company believes that its personnel can best express its design concepts and efficiently supervise production to better ensure that a quality product is produced. Once production fabric is shipped to them, the manufacturers produce finished garments in accordance with the production samples and obtain necessary quota allocations and other requisite customs clearances. Branch offices of the Company's subsidiaries in Korea and Hong Kong monitor production at each manufacturing facility to control quality, compliance with the Company's specifications and timely delivery of finished garments, and arrange for the shipment of finished products to the Company's New Jersey distribution center. Almost all finished goods are shipped to the Company's New Jersey distribution center for final inspection, assembly into collections, allocation and shipment to customers.

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

   The Company uses a broad range of fabrics in the production of its clothing, consisting of synthetic fibers (including polyester and acrylic), natural fibers (including cotton and wool), and blends of natural and synthetic fibers. The Company does not have any formal, long-term arrangements with any fabric or other raw material supplier. During fiscal 1995, virtually all of the fabrics used in the Company's products were ordered from the Company's five largest suppliers, which are located in Japan, Taiwan and Korea. The Company selects the fabrics to be purchased, which are generally produced for it in accordance with its own specifications. To date, the Company has not experienced any significant difficulty in obtaining fabrics or other raw materials and considers its sources of supply to be adequate.

   The Company operates under substantial time constraints in producing each of its collections. Orders from the Company's customers generally precede the related shipping period by up to five months. However, proposed production budgets are prepared substantially in advance of the Company's initial commitments for each collection. In order to make timely delivery of merchandise which reflects current style trends and tastes, the Company attempts to schedule a substantial portion of its fabric and manufacturing commitments relatively late in a production cycle. However, in order to secure adequate amounts of quality raw materials, especially greige (i.e., "undyed") goods, the Company must make substantial advance commitments to suppliers of such goods, often as much as seven months prior to the receipt of firm orders from customers for the related merchandise. Many of these early commitments are made subject to changes in colors, assortments and/or delivery dates.

IMPORTS AND IMPORT RESTRICTIONS

   The Company's arrangements with its manufacturers and suppliers are subject to the risks attendant to doing business abroad, including the availability of quota and other requisite customs clearances, the imposition of export duties, political and social instability, currency revaluations and restrictions on the transfer of funds. Bilateral agreements between exporting countries, including those from which the Company imports substantially all of its products, and the United States' imposition of quotas limits the amount of certain categories of merchandise, including substantially all categories of merchandise manufactured for the Company, that may be imported into the United States. Furthermore, the majority of such agreements contain "consultation clauses" which allow the United States to impose at any time restraints on the importation of categories of merchandise which, under the terms of the agreements, are not subject to specified limits. The bilateral agreements through which quotas are imposed have been negotiated under the framework established by the Arrangement Regarding International Trade in

Textiles, known as the Multifiber Arrangement ("MFA") which has been in effect since 1974. The United States has recently concluded international negotiations known as the "Uruguay Round" in which a variety of trade matters were reviewed and modified. Quotas established under the MFA will be gradually phased out over a ten year transition period, after which the textile and clothing trade will be fully integrated into the General Agreement on Trade and Tariffs ("GATT") and will be subject to the same disciplines as other sections. The GATT agreement provides for expanded trade, improved market access, lower tariffs and improved safeguard mechanisms.

   The United States and the countries in which the Company's products are manufactured may, from time to time, impose new quotas, duties, tariffs or other restrictions, or adversely adjust presently prevailing quotas, duty or tariff levels, with the result that the Company's operations and its ability to continue to import products at current or increased levels could be adversely affected. The Company cannot now predict the likelihood or frequency of any such events occurring. The Company monitors duty, tariff and quota-related developments, and seeks continually to minimize its potential exposure to quota-related risks through, among other measures, geographical diversification of its manufacturing sources, allocation of production of merchandise categories where more quota is available and shifts of production among countries and manufacturers. The expansion in the past few years of the Company's varied manufacturing sources and the variety of countries in which it has potential manufacturing arrangements, although not the result of specific import restrictions, have had the result of reducing the potential adverse effect of any increase in such restrictions.

   Substantially all of the Company's products are subject to United States customs duties. In the ordinary course of business, the Company, from time to time, is subject to claims by the United States Customs Service ("Customs") for duties and other charges, is entitled to refunds from Customs due to overpayment of duties by the Company and may be required to pay penalties with respect to underpayment of duties. The Company conducted an internal review, on its own initiative, with respect to the declared price of certain of its imported finished goods to determine whether such price had been understated because of a failure to include the cost of raw materials provided by the Company to certain of its manufacturers, as well as the cost of shipping such raw materials by air freight to such manufacturers. During fiscal 1987, the Company made a voluntary tender to Customs of duties and other charges believed to be due with regard to such finished goods and as a result, in accordance with routine administrative procedure in voluntary disclosure and tender situations, Customs initiated an audit to verify the accuracy of the Company's submission and records. The Company tendered $0.5 million to Customs in December 1991 as an offer-in-compromise in order to settle this matter. In November 1994, the Company received a letter from Customs notifying it that the offered amount of $0.5 million had been accepted in full settlement of any and all claims against the Company. Such liability had been provided for in a prior year.

OUTLET STORES

   At June 30, 1995, the Company had 31 outlet stores as compared to 34 stores at June 30, 1994. The outlet stores operate throughout the country in traditional factory outlet centers in locations intended to minimize conflict with the Company's major retail department store customers. As part of the Company's continued restructuring, four outlet stores were closed during fiscal 1995. An additional three outlet stores were closed in July 1995, and the Company plans to close six more outlet stores during the remainder of fiscal 1996 and does not intend to open any new stores in the near future. The Company also has realigned its outlet store business to reflect the changes it has made in its pricing and product strategy. As the Company has reduced its inventory levels, it will seek to utilize its outlet stores as more of a sale point for current merchandise without negatively impacting its department store sales.

BACKLOG

   At September 14, 1995, the Company's order book reflected unfilled customer orders for approximately $48.0 million of merchandise (compared to a backlog of $62.6 million at September 20, 1994), all of which is scheduled for delivery during fiscal 1996. Starting in the first quarter of fiscal 1996, the Company has eliminated one selling season by combining Spring I and Spring II, partially accounting for the decrease in backlog. At September 20, 1994, Spring I bookings accounted for approximately $7.5 million of the backlog; at September 14, 1995, there were no Spring I season bookings. The September 1994 backlog included $2.4 million of Holiday bookings of the Company's Dress division; no such bookings are included in backlog for the later period due to timing differences in the selling season. In addition, many customers cut back their orders for the Company's products in fiscal 1995 to see what the retail demand would be for the Company's repositioned, higher-quality/higher-priced product line. A portion of the decline in backlog was attributable to this cutback.

   Order book data at any date are materially affected by the timing of the initial showing of collections to the trade, as well as by the timing of recording of orders and of shipments. Accordingly, the Company believes that order book data do not provide meaningful period to period comparisons as of specific dates, and comparisons of backlog information with such information as of specific dates for prior periods are not necessarily indicative of future results. The Company does not believe that cancellations, rejections or returns will materially reduce the amount of sales realized from such backlog.

TRADEMARKS

   CHAUS(Registered Trademark), CHAUS ESSENTIAL(Registered Trademark), CHAUS SPORT(Registered Trademark), CHAUS WOMAN(Registered Trademark) and MS. CHAUS(Registered Trademark) are registered trademarks of the Company in the United States for use on ladies' garments. These trademarks are renewable in the years 2004, 2008, 2002, 2004 and 2005, respectively. JOSEPHINE(Registered Trademark) is also a registered trademark of the Company in the United States, renewable in the year 2001, for use on ladies' blouses and sweaters. The Company considers its trademarks to have significant value in the marketing of its products.

   The Company has also registered its CHAUS, CHAUS SPORT, CHAUS WOMAN, and JOSEPHINE marks for women's apparel in certain foreign countries and has legal trademarks in certain foreign countries for selected women's accessories including handbags, small leather goods and footwear.

COMPETITION

   The women's apparel industry is highly competitive, both within the United States and abroad. The Company competes with many apparel companies, some of which are larger, and have better established brand names and greater resources than the Company. In some cases the Company also competes with private-label brands of its department store customers.

   The Company believes that an ability to effectively anticipate, gauge and respond to changing consumer demand and taste relatively far in advance, as well as an ability to operate within substantial production and delivery constraints (including obtaining necessary quota allocations), is necessary to compete successfully in the women's apparel industry. Consumer and customer acceptance and support, which depend primarily upon styling, pricing, quality (both in material and production), and product identity, are also important aspects of competition in this industry. The Company believes that its success will depend upon its ability to remain competitive in these areas.

   Furthermore, the Company's traditional department store customers, which account for a substantial portion of the Company's business, encounter intense competition from so-called "off-price" and discount retailers, mass merchandisers and specialty stores. The Company believes that its ability to increase its present levels of sales will depend on such customers' ability to maintain their competitive position and the Company's ability to increase its market share of sales to department stores.

EMPLOYEES

   At June 30, 1995, the Company employed 595 full-time employees as compared with 797 full-time employees at June 30, 1994. This total includes 83 in managerial and administrative positions, approximately 113 in production, production administration and design, 259 in marketing, merchandising and sales (including 235 employees in the retail outlet store operation) and 68 in distribution. Of the Company's total employees, 72 were located in the Far East. The Company is a party to a collective bargaining agreement with the Amalgamated Workers Union, Local 88, covering 103 full-time employees. This agreement expires in August 1996.

   The Company considers its relations with its employees to be satisfactory and has not experienced any business interruptions as a result of labor disagreements with its employees.

EXECUTIVE OFFICERS

The executive officers of the Company are:

       NAME         AGE                         POSITION
----------------  -----  ----------------------------------------------------
Josephine Chaus   44     Chairwoman of the Board and member, Office of the
                          Chairman
Andrew Grossman   36     Chief Executive Officer and member, Office of the
                          Chairman
Richard A. Baker  49     President
Wayne S. Miller   38     Executive Vice President--Finance and
                          Administration,  Chief Financial Officer and
                          Secretary
Michael Root      46     President--Ms. Chaus
Michael Bakert    47     President--Retail Division
Karen A. Maloney  38     Vice President--Corporate Controller

Executive officers serve at the discretion of the Board of Directors.

   Josephine Chaus has been an employee of the Company in various capacities since its inception. She has been a director of the Company since 1977, President from 1980 through February 1993, Chief Executive Officer from July 1991 through September 1994, Chairwoman of the Board since 1991 and member of the Office of the Chairman since September 1994.

   Andrew Grossman was appointed a director of the Company on September 13, 1994. He has been employed by the Company as its Chief Executive Officer and member of the Office of the Chairman since September 28, 1994. Prior to September 1994, Mr. Grossman was President from 1991 to 1994 and Executive Vice President from 1990 to 1991 of Jones Apparel Group, a manufacturer of women's apparel, and Vice President of Merchandising for Jones New York from 1987 to 1990. Prior to joining Jones, Mr. Grossman was employed by Willie Wear Ltd., Herbert Grossman Enterprises, the Ralph Lauren Womenswear division of Bidermann Industries, Corp., and the Evan Picone division of Palm Beach, Inc.

   Richard A. Baker served as the President of the Company since February 15, 1993 and served as a director of the Company from February 1993 to September 1994. From 1986 to 1992 Mr. Baker was employed by Esprit de Corp., a firm engaged in the apparel business, first as president of Esprit Sport and then, for five years as president of Esprit de Corp. Womenswear.

   Wayne S. Miller joined the Company as Executive Vice President--Finance and Administration and Chief Financial Officer of the Company in June 1994 and was appointed Secretary of the Company in November 1994. From April 1994 to June 1994 Mr. Miller served as Crisis Manager at USA Classic, Inc., an apparel company. From February 1994 to March 1994 he was a consultant to various apparel companies. From October 1990 to January 1994 he was President and Chief Executive Officer of Publix Group, L.P., an apparel company, which filed a petition for reorganization under chapter 11 of the federal bankruptcy laws ("Chapter 11") in June 1993. Prior to that Mr. Miller was Chief Financial Officer at Basco All-American Sportswear Corp.

   Michael Root has been President of the Company's Ms. Chaus Division since July 1993. From 1991 to July 1993 he was employed by Impressions, an apparel company, as President, Dress Division. From 1987 through 1990, he was a partner in Susan Bennett, a dress and suit company. He was President of the dress division at SK & Company, a women's apparel company, from 1983 to 1987. From 1979 to 1983 he was President--Dress Division of the Company.

   Michael Bakert has been President of the Company's Retail Division from 1994 to the present. From 1990 to 1994, he was Vice President Director of Retail for Carole Little, a women's apparel company. From 1985 to 1990, he was Vice President Director of Stores of Phillip Van Heusen, an apparel and accessory manufacturer. From 1983 to 1985, he was regional director for National Shirt Shops, an apparel retailer. From 1978 to 1983, he was district manager for Chess King, a subsidiary of The Melville Corporation, an apparel and accessory retailer.

   Karen A. Maloney has been Vice President--Corporate Controller since July 1995. From December 1990 through July 1995, she was employed by Bidermann Industries Corp., an apparel company that filed a petition for reorganization under Chapter 11 in July 1995, as Assistant Controller--Financial Reporting (December 1990 through May 1992) and as Vice President, Controller (June 1992 to July 1995). From March 1986 through May 1990 she was employed by Federal Paper Board Company, a paper and forest products company, in various management positions.

ITEM 2. PROPERTIES.

   The Company's principal executive offices are located at 1410 Broadway in New York City, where the Company leases approximately 41,000 square feet, of which approximately 10,000 square feet have been vacated as part of the Company's restructuring plan. These facilities also house the Company's showrooms and its sales, design, production and merchandising staffs. This space is occupied under several leases expiring through July 1996. Net base rental expense aggregated approximately $1.4 million, $2.1 million and $2.2 million in fiscal 1993, 1994 and 1995, respectively, and is expected to aggregate approximately $2.3 million in fiscal 1996. Chaus also leases approximately 19,000 square feet of space at 520 Eighth Avenue in New York City, which houses its technical production support facilities (including its sample and pattern makers). Net base rental expense for this space aggregated approximately $0.4 million in fiscal 1993 and fiscal 1994 and $0.3 million in fiscal 1995. The lease for this facility expires in January 1997 and the Company expects the aggregate base rental expense to be approximately $0.2 million in fiscal 1996.

   During fiscal 1995, the Company consolidated its warehouse and distribution centers into one building, reducing the leased square footage from approximately 390,000 square feet to approximately 275,000 square feet. This facility houses the Company administrative and finance personnel, its computer operations, one retail outlet store and its warehouse and distribution center. The leases for the Secaucus facilities expire in 1996. Base rental expense for the Secaucus facilities aggregated approximately $1.8 million in fiscal 1993, $2.4 million in fiscal 1994 and $1.5 million in fiscal 1995. The base rental expense is expected to aggregate approximately $1.5 million in fiscal 1996.

   Office locations are also leased in Hong Kong, Korea and Taiwan, with annual aggregate rental expense of approximately $0.5 million for fiscal 1995. In prior years, the Company also leased foreign office locations in the Philippines and Italy. The aggregate rental payments including these locations approximated $0.7 million in both fiscal 1993 and fiscal 1994. In July 1995, the Company closed its Taiwan office and anticipates that aggregate annual rental expense in fiscal 1996 will approximate $0.3 million.

   The Company also leases space for its outlet stores operation. The annual aggregate base rental expense for such facilities, with the average store utilizing approximately 3,000 square feet in fiscal 1995, was approximately $1.9 million in fiscal 1995 and is expected to be approximately $1.5 million for fiscal 1996. For fiscal 1993 and fiscal 1994 the base rental expense for the outlet stores' operations was $1.6 million and $1.9 million, respectively.

ITEM 3. LEGAL PROCEEDINGS.

   In 1992, Federal Judge Shirley Wohl Kram dismissed with prejudice as time-barred the Amended Complaint against the Company and others in consolidated class actions entitled Phifer v. Chaus et al., Goldschlack v. Chaus et al., Susman v. Chaus et al., and I. Bibcoff Inc. Pension Trust Fund
v. Chaus et al., (which claims had alleged misstatements and omissions in the Company's July 1986 prospectus delivered in connection with the 1986 Offering and its 1986 and 1987 annual reports). On April 19, 1993, a Class Action Complaint was filed in the Superior Court of New Jersey, Hudson County, against the Company and others, including the Company's lead underwriter in the Company's initial public offering of Common Stock in 1986 (the "1986 Offering"). Allegations in such complaint were common law fraud and negligent misrepresentation in the sale of the Company's stock in the 1986 Offering, which allegations were substantially similar to the claims that were dismissed with prejudice in the federal court. One of the plaintiffs from the federal action was originally a party in this action in state court.

   On June 18, 1993, the Company received by mail a copy of Jury Demand Class Action in the Superior Court of New Jersey, Hudson County entitled Theodore
M. Wietecha and Lisa A. Phifer v. Bernard Chaus, Inc. et al. The Complaint was amended in September 1993 to delete Lisa Phifer as a plaintiff. On May 27, 1994, the Company moved to dismiss the Complaint and/or to deny or limit class status. In a decision rendered in November 1994, the Superior Court denied the plaintiff's motion for the class certification and dismissed all claims against the director defendants (Josephine Chaus and the Estate of Bernard Chaus) and all claims not based upon actual reliance. With the denial of class certification, absent a successful appeal, the plaintiff's claims would not have a material adverse affect on the Company. In any event, management believes that such action is without merit.

   A claim for indemnification has been asserted by the Company's former underwriters against the Company. The indemnification claim demands repayment of the legal fees and expenses incurred by such underwriters in connection with the consolidated class actions entitled Phifer v. Chaus, et al. Discussions are ongoing with counsel for such underwriters to resolve this claim.

   There are no other material pending legal proceedings to which the Company is a party or to which any of its properties is subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

   None.

                                   PART II

ITEM 5. MARKET FOR THE REGISTRANT'S EQUITY AND RELATED STOCKHOLDERS MATTERS.

   The Common Stock is traded on the New York Stock Exchange ("NYSE") under the symbol "CHS." The following table sets forth for each of the Company's fiscal periods indicated the high and low sales prices for the Common Stock as reported on the NYSE.

                            High       Low
                          --------  --------
FISCAL 1994
 First Quarter  .........  $3.750    $2.625
 Second Quarter .........   3.125     1.750
 Third Quarter  .........   2.625     1.625
 Fourth Quarter .........   3.750     1.750

FISCAL 1995
 First Quarter  .........   4.375     1.750
 Second Quarter .........   6.125     3.625
 Third Quarter  .........   5.000     3.625
 Fourth Quarter .........   5.750     2.875

   As of September 29, 1995, the Company had approximately 1,166 stockholders of record.

   The Company has not declared or paid cash dividends or made other distributions on its Common Stock since prior to its initial public offering of Common Stock in the 1986 Offering. The payment of dividends, if any, in the future is within the discretion of the Board of Directors and will depend on the Company's earnings, its capital requirements and financial condition. It is the present intention of the Board of Directors to retain all earnings, if any, for use in the Company's business operations and, accordingly, the Board of Directors does not expect to declare or pay any dividends in the foreseeable future. In addition, pursuant to the Company's amended financing agreement, the Company currently is prohibited from declaring dividends or making other distributions on its capital stock. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Financial Condition, Liquidity and Capital Resources."

ITEM 6. SELECTED FINANCIAL DATA.

   The following financial information is qualified by reference to, and should be read in conjunction with, the Financial Statements of the Company and the notes thereto, as well as Management's Discussion and Analysis of Financial Condition and Results of Operations contained elsewhere herein.

STATEMENT OF OPERATIONS DATA:

                                                                        FISCAL YEAR ENDED JUNE 30,
                                                     --------------------------------------------------------------
                                                         1991        1992         1993         1994         1995
                                                     -----------  ----------  -----------  -----------  -----------
                                                                 (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net sales .......................................... $232,444     $254,190    $235,819     $ 206,332    $ 181,697
Cost of goods sold .................................  192,369      196,415     187,423       186,594      149,097
                                                     -----------  ----------  -----------  -----------  -----------
Gross profit .......................................   40,075       57,775      48,396        19,738       32,600
Selling, general and administrative expenses  ......   51,600       50,016      57,410        55,400       44,794
Restructuring expenses .............................       --           --          --         5,300(3)     1,200(3)
Unusual expenses ...................................       --           --          --         1,900(4)     8,333(4)
Interest expense ...................................    1,968        2,474       2,322         3,439        5,976
Other income (expense), net ........................      654          479         449          (190)          91
                                                     -----------  ----------  -----------  -----------  -----------
(Loss) income before income tax (benefit) provision
 and extraordinary item ............................  (12,839)       5,757     (10,887)      (46,491)     (27,612)
Income tax (benefit) provision .....................     (835)       2,245         102           264          301
                                                     -----------  ----------  -----------  -----------  -----------
(Loss) income before extraordinary item ............  (12,004)       3,512     (10,989)      (46,755)     (27,913)
Extraordinary item .................................       --        1,957(1)       --            --           --
                                                     -----------  ----------  -----------  -----------  -----------
Net (loss) income .................................. $(12,004)    $  5,469    $(10,989)     $(46,755)    $(27,913)
                                                     ===========  ==========  ===========  ===========  ===========
Net (loss) income per share (2) .................... $  (0.66)    $   0.30    $  (0.60)     $  (2.55)    $  (1.40)
                                                     ===========  ==========  ===========  ===========  ===========
Weighted average number of common and common
 equivalent shares outstanding .....................   18,234       18,363      18,272        18,352       19,910
                                                     ===========  ==========  ===========  ===========  ===========

BALANCE SHEET DATA:

                                                                     AS OF JUNE 30,
                                               --------------------------------------------------------
                                                  1991       1992       1993        1994        1995
                                               ---------  ---------  ---------  ----------  -----------
                                                                     (IN THOUSANDS)
Working capital (deficiency) ................. $57,397    $51,964    $40,923    $  3,342    $(13,914)
Total assets .................................  82,571     86,489     90,208      51,619      28,660
Short-term debt, including current portion of
 long-term debt ..............................      --      9,910     17,504      21,365      18,698
Long-term debt ...............................  24,730     14,820     14,730      18,789      21,066
Stockholders' equity (deficiency) ............  37,683     43,328     33,147     (13,614)    (32,379)

---------------
   (1) Represents a benefit from the utilization of a net operating loss carryforward.

   (2) Computed by dividing net (loss) income by the weighted average number of Common and Common Equivalent Shares outstanding during the years. For the fiscal years ended 1991, 1993, 1994 and 1995, Common Equivalent Shares were not included in the calculation as their inclusion would have been antidilutive.

   (3) Includes, in fiscal 1994, $2.1 million for closing selected outlet stores, $2.5 million for consolidation of office and warehouse space, and $0.9 million for employee severances, and, in fiscal 1995, $1.2 million of employee severance.

   (4) Includes, in fiscal 1994, expenses relating primarily to abandonment of fixed assets, certain legal matters and the winding down of the Company's Canadian joint venture, and in fiscal 1995, $7.8 million primarily relating to the costs associated with the signing of the Company's new Chief Executive Officer and $0.5 million related to certain legal matters.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

   In 1992, the Company perceived a shift in demand in the women's retail apparel industry toward lower price points. In order to sustain sales in a difficult retail environment, the Company introduced new products at lower prices to meet this perceived demand, thus altering its historic corporate strategy of aiming toward the high end of "upper moderate" price points. As a result of intense competition in this lower priced segment of the market, where the Company had a limited operating history, sales of the Company's products slowed, inventory levels increased and the Company was forced to sell a larger portion of its products through off-price channels.

   Toward the end of fiscal 1994, the Company initiated a major restructuring of its operations in order to return to its historic product positioning and regain profitability. The focus of the Company's restructuring has been to strengthen its management team, reduce selling, general and administrative expenses and reposition its product line. Andrew Grossman joined the Company in September 1994 and implemented a product and pricing repositioning strategy, most of the financial benefits of which the Company expects to be realized in future periods. In anticipation of the repositioned product lines and as a result of continued weak product demand, the Company has limited the production of its product lines pending the return of adequate demand. The Company has realized an increase in its gross margin in fiscal 1995 to 17.9% up from 9.6% in fiscal 1994, primarily resulting from a lower percentage of clearance and off-price sales in fiscal 1995 and also from the product repositioning, which was partially offset by continued high levels of promotional allowances. The impact of the restructuring on the Company's selling, general and administrative expenses has been more immediate: selling, general and administrative expenses decreased from $55.4 million in fiscal 1994 to $44.8 in fiscal 1995. Nearly half of this decrease resulted from staff reductions throughout the Company from a high point of 1,009 in fiscal 1993 to 595 at the end of fiscal 1995. In addition, the Company decided to close a number of its unprofitable outlet stores and does not intend to open any new stores in the foreseeable future. Because certain of the cost reductions were not in effect for the full fiscal 1995 year, the Company believes that selling, general and administrative expenses will be lower in fiscal 1996 than in fiscal 1995. In order to support the development and growth of the Company's licensed Nautica product line, however, selling, general and administrative expenses are expected to increase in subsequent years.

RESULTS OF OPERATIONS

   The following table sets forth, for the years indicated, certain items expressed as a percentage of net sales.

                                                FISCAL YEAR ENDED JUNE 30,
                                              ----------------------------
                                                 1993      1994      1995
                                              --------  --------  --------
Net sales ................................... 100.0%    100.0%    100.0%
Gross profit ................................  20.5       9.6      17.9
Selling, general and administrative expenses   24.3      26.9      24.7
Restructuring expenses ......................    --       2.6       0.7
Unusual expenses ............................    --       0.9       4.6
Interest expense ............................   1.0       1.7       3.3
Net loss ....................................  (4.7)    (22.7)    (15.4)

 Fiscal 1995 Compared to Fiscal 1994

   In fiscal 1995, net sales decreased by $24.6 million, or 11.9%, compared to the prior year. The decrease was primarily due to a general reduction in production levels in most of the Company's product lines, in addition to the elimination of its jeans line and curtailed international operations. Net sales for fiscal 1995 included sales to off-price channels of $40.4 million, compared to $91.3 million in fiscal 1994. Off-price sales as a percentage of net sales declined from 44.3% in fiscal 1994 to 22.2% in fiscal 1995.

   Sales by the Company's outlet stores increased by $1.1 million compared to the prior year. The increase was primarily due to the impact of full year sales by four outlet stores opened in fiscal 1994 and the incremental impact of one store opened early in fiscal 1995, partially offset by the closing of four outlet stores in fiscal 1995 and a 2.0% decline in same store sales.

   Gross profit as a percentage of net sales increased to 17.9% from 9.6% as compared to the prior fiscal year. As discussed above, the increase, as a percentage of net sales, resulted primarily from a lower percentage of clearance and off-price sales in fiscal 1995 and also from the product repositioning, which was partially offset by continued higher levels of promotional allowances.

   Selling, general and administrative expenses decreased by $10.6 million, from 26.9% of net sales in fiscal 1994 to 24.7% of net sales in fiscal 1995. This decrease was primarily attributable to the implementation of cost reduction programs throughout the organization. Payroll and related costs accounted for almost half of the decrease. Other areas with significant decreases included freight, rent, cooperative advertising, professional fees, and travel and entertainment.

   In connection with the corporate restructuring program discussed above, during the first quarter of fiscal 1995 the Company recorded restructuring expenses of $1.2 million. These costs primarily related to employee severance as the Company continued to reduce overhead costs. In January 1995, the Company signed favorable early termination agreements with the landlords of certain retail outlet stores, for which the Company had taken a reserve as part of its restructuring expenses at June 30, 1994. As a result, the Company was able to reduce the restructuring reserve, accrued in 1994, by approximately $1.3 million. The benefit of this reduction was offset by certain additional expenses provided for by the Company relating to prospective continued restructuring of its retail and overseas operations.

   During the first quarter of fiscal 1995, the Company recorded unusual expenses of $7.8 million primarily related to the costs associated with the signing of the Company's new Chief Executive Officer. During the fourth quarter of fiscal 1995, the Company recorded $0.5 million in unusual expenses related to certain legal matters.

   Interest expense increased compared with the prior year, primarily due to higher average bank borrowings at higher rates. In addition, in the third and fourth quarters of fiscal 1995, the Company recorded non-cash charges of $0.5 and $0.7 million, respectively, for the warrants issued for credit support received from its principal stockholder. See "-- Financial Condition, Liquidity and Capital Resources."

 Fiscal 1994 Compared to Fiscal 1993

   In fiscal 1994, net sales decreased (principally in the Chaus and Chaus Sport product lines) by $29.5 million, or 12.5%, compared to the prior fiscal year . The sales decrease primarily resulted from lower average unit selling prices, particularly through off-price channels, and higher promotional allowances to accelerate sell-through at the retail level.The Company reduced domestic standard selling prices and anticipated a more favorable business trend which would have enabled it to increase sales; however, the unanticipated continuation of reduced consumer spending in the women's apparel industry resulted in a lower volume of purchasing of the Company's products. As a result, the Company sold fewer units at regular price, liquidated excess inventory at reduced prices and had higher promotional allowances to accelerate and increase sell-through at the retail level.

   Sales by the Company's outlet stores increased by $2.6 million compared to the prior year. The increase was primarily due to three new outlet stores opened, partially offset by the closing of one outlet store and a 3.5% decline in same store sales.

   Gross profit as a percentage of net sales decreased to 9.6% from 20.5% as compared to the prior year. The decrease was primarily attributable to the disposal of excess inventories at higher discounts to off-price channels, as well as to an increase in promotional allowances.

   Selling, general and administrative expenses, as a percentage of net sales, increased to 26.9% from 24.3% as compared to the prior year, primarily due to lower sales volume. The actual dollar expense decrease of $2.0 million resulted from a $3.0 million savings in headcount reductions, offset by a $1.0 million increase in Company outlet store expenses.

   In the fourth quarter of fiscal 1994, the Company recorded restructuring expenses of approximately $5.3 million. The restructuring expenses included approximately $2.1 million for the closing of selected outlet stores, approximately $2.5 million for the consolidation and closing of office and warehouse space and approximately $0.7 million for employee severance.

   In addition, in the fourth quarter of fiscal 1994, the Company recorded unusual expenses of $1.9 million, consisting primarily of expenses arising from the abandonment of fixed assets, certain legal matters, and the winding down of the Company's Canadian joint venture.

   Interest expense increased compared with the prior fiscal year, primarily due to a higher level of bank borrowings as well as the impact of higher interest rates and increased balances on the subordinated debt.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

 General

   Net cash used in operating activities was $29.1 million in fiscal 1993, $5.0 million in fiscal 1994, and $4.8 million in fiscal 1995. The net cash used in operating activities in fiscal 1995 resulted primarily from the net loss of $27.9 million, inclusive of $5.3 million of non-cash charges, reductions in accounts payable of $1.4 million and accrued expenses of $1.2 million, offset somewhat by decreases in accounts receivable of $9.9 million and inventories of $9.3 million.

   Historically, the Company has not required major capital expenditures. In fiscal 1994 and 1995, purchases of fixed assets were $1.4 million and $0.4 million, respectively, consisting primarily of improvements in the Company's New Jersey warehouse facilities, New York design and showroom facilities, and additional computer and telecommunications equipment. In fiscal 1996, the Company anticipates capital expenditures of approximately $0.5 million, consisting primarily of expenditures for its warehouses and design facilities and the purchase of additional computer software systems.

 Amended Financing Agreement

   The Company and BNY Financial Corporation ("BNYF") entered into a financing agreement in July 1991, which was amended and restated effective as of February 21, 1995, and further amended effective as of September 28, 1995 (the "Amended Financing Agreement"). The September 28, 1995 amendment to the Amended Financing Agreement is sometimes referred to herein as the "September Amendment." The Amended Financing Agreement provides the Company with a $60 million credit facility for letters of credit and direct borrowings, with a sublimit for loans and advances of $40 million ($47 million for the period from October 1, 1995 to November 30, 1995). The amount of financing available is based upon a formula incorporating eligible receivables and inventory, cash balances, other collateral, and permitted overadvances, all as defined in the Amended Financing Agreement. At September 30, 1995, the Company had an overadvance position of approximately $5.9 million under the Amended Financing Agreement. The Amended Financing Agreement is collateralized by substantially all of the Company's assets, including accounts receivable and inventory. During the first, second and fourth quarters of fiscal 1995, the Company was not in compliance with its covenants concerning working capital and net worth under the Amended Financing Agreement. BNYF has waived such noncompliance, however, and, pursuant to the September Amendment, has relaxed such covenants. The Amended Financing Agreement currently contains certain financial covenants, including a covenant permitting a tangible net worth deficit of not more than $11.5 million as of September 30, 1995, $12.5 million as of December 31, 1995, $13.5 million as of March 31, 1996 and $14.5 million as of June 30, 1996. In addition, the Company is required to maintain a working capital deficiency of not more than $14.0 million as of September 30, 1995, $14.5 million as of December 31, 1995, $15.0 million as of March 31, 1996 and $15.5 million as of June 30, 1996. In the event of an equity infusion, such covenants are to increase by 50% of the amount of such infusion. Such covenants for periods after June 30, 1996 are to be modified based upon the Company's business plan each year during the term.

   Interest on direct borrowings is payable monthly at an annual rate equal to the higher of (i) The Bank of New York's prime rate (8.75% at September 30, 1995) plus a margin between 0.5% and 1.5%, depending on the level of overadvances, and (ii) the Federal Funds Rate in effect (5.75% at September 30, 1995) plus a margin between 1.0% and 2.0%, depending on the level of overadvances. The annual default interest rate is 2.5% over prime. The Amended Financing Agreement required the payment of a due diligence and facility fee aggregating $0.6 million during fiscal 1995. In addition, there is an annual commitment fee of 0.375% on the unused portion of the line, payable monthly, and letter of credit fees equal to 0.125% of the outstanding letter of credit balance, payable monthly. The Amended Financing Agreement also provides for the payment of minimum annual service charges of $0.6 million. The Company may terminate the Amended Financing Agreement upon 90 days' prior written notice at any time, subject to termination fees. BNYF may terminate the Amended Financing Agreement after February 21, 1998, upon 60 days' written notice to the Company.

 Credit Support

   Josephine Chaus has arranged for a letter of credit (the "Letter of Credit") in various amounts since April 1994 in return for which BNYF has increased the availability under the Amended Financing Agreement. As part of the negotiations with BNYF in connection with the Amended Financing Agreement, in February 1995 Josephine Chaus increased the Letter of Credit to $10.0 million and extended its term until October 31, 1995 (the "February Increase/Extension"). In September 1995, Ms. Chaus further extended the term of the Letter of Credit to January 31, 1996 (the "September Extension"). Subsequently, in connection with the September Amendment, Ms. Chaus provided the Company with an option to further extend the Letter of Credit to July 31, 1996 (the "July Option"). In addition, in February 1995, Ms. Chaus provided a $5.0 million personal guarantee (the "Guarantee"), to be in effect during the Amended Financing Agreement's three-year term.

   In consideration of the February Increase/Extension, the Guarantee and the September Extension, a special committee of the board of directors, consisting of disinterested directors of the Company (the "Special Committee") authorized the issuance, subject to stockholder approval, of the warrants to purchase an aggregate of 1,580,000 shares of Common Stock at prices ranging between $4.05 and $6.75 per share. Because Ms. Chaus possesses the power to vote more than 50% of the outstanding shares of Common Stock, Ms. Chaus's affirmative vote in favor of the issuance of the 1995 Warrants to her is sufficient to approve such issuance without the vote of any other stockholders. Ms. Chaus has advised the Company that she intends to vote all of her shares in favor of such issuance. As a result, the Company has reflected the issuance of the warrants for the February Increase/Extension and the Guarantee at June 30, 1995. The value of such warrants ($0.7 million) was included as a charge to interest expense with a corresponding increase to additional paid in capital. Ms. Chaus received warrant compensation for her provision of the Guarantee only through October 31, 1995. Thereafter, for each three-month period of the Guarantee, Ms. Chaus will receive cash compensation of $50,000. The issuance of the warrants for the September Extension will be recorded in fiscal 1996. In the event the Company (upon a determination of the Special Committee) exercises the July Option, Ms. Chaus will be entitled to certain additional warrants (in an amount and upon terms to be determined by the Special Committee in a manner consistent with past practices, and subject to receipt of a letter of a nationally recognized investment banking firm as to the commercial reasonableness thereof). See Notes 6 and 7 to Notes to the Company's Consolidated Financial Statements.

 Issuance of Stock in Exchange for Debt

   In September 1994, Josephine Chaus loaned $7.2 million to the Company in exchange for promissory notes bearing interest at 12% per annum. Proceeds of such cash infusion were used for costs and associated expenses related to the signing of the Company's new Chief Executive Officer. In November 1994, upon the request of the Special Committee, in order to provide additional equity to the Company, to enhance the Company's balance sheet and to accommodate BNYF, Josephine Chaus exchanged such notes, including accrued interest thereon of $0.2 million, for 1,914,500 shares of the Company's Common Stock (based upon a purchase price of $3.85 per share). See Note 7 to Notes to the Company's Consolidated Financial Statements.

 Subordinated Debt

   The Company has outstanding at June 30, 1995, $21.1 million of subordinated notes payable to Josephine Chaus (the "Subordinated Notes"). In September 1995, Josephine Chaus extended the maturity date on all of the Subordinated Notes (which were to mature on April 1, 1996) to July 1, 1996. In connection with the Company's proposed public offering (see "--Nautica License Agreement/Future Financing Requirements"), Ms. Chaus has agreed to extend the maturity date of the Subordinated Notes to July 1, 1998, subject to the consummation of such offering. The Company has been unable to pay principal or interest, with certain exceptions, under the Subordinated Notes as a result of covenants in the Amended Financing Agreement. See Note 7 to Notes to the Company's Consolidated Financial Statements.

 Letter of Credit Financing

   In June 1995, the Company and a major trading company entered into a sales and letter of credit financing agreement (the "S&F Agreement") providing the Company with up to $2.0 million in short-term financing (subject to various terms and conditions as defined in the S&F Agreement) for the production of its products overseas and secured by such products and related intangible assets. Either party may terminate the S&F Agreement upon 30 days' written notice to the other party.

 Nautica License Agreement/Future Financing Requirements

   In September 1995, the Company entered into the Nautica License Agreement pursuant to which the Company will arrange for the manufacture of, market, distribute and sell a new women's career and casual sportswear line under the Nautica name. The Nautica License Agreement runs through December 31, 1999 and is contingent upon the Company raising a minimum of $10.0 million in equity capital by December 31, 1995. Additionally, the Company is required to devote at least $7.0 million to the fulfillment of the Company's obligations under the Nautica License Agreement, including related capital expenditures. The Company's obligations also include minimum royalty and advertising payments and the construction of a separate showroom for the display of the Company's licensed Nautica products.

   The Company has filed a Registration Statement on Form S-2 on October 10, 1995 with respect to a proposed underwritten public offering of 5,000,000 shares of Common Stock (plus up to an additional 750,000 shares of Common Stock which the Underwriters have an option to purchase to cover over-allotments, if any). The Company anticipates that such offering will be consummated prior to December 31, 1995 although there can be no assurance as to the successful consummation of such offering or the timing thereof. The Company intends to use approximately $7.0 million of the net proceeds from the offering to develop and market the Company's licensed Nautica product line, and the remaining net proceeds to support the growth of the Company's existing product lines.

   At June 30, 1995, the Company had a working capital deficiency of $13.9 million. The Company requires the availability of sufficient cash flow and borrowing capacity to finance its existing product lines and to develop and market its licensed Nautica product lines. The Company expects to satisfy such requirements through cash flow from operations, its line of credit under the Amended Financing Agreement, and the proceeds of the proposed public offering, and, in the near term, continued credit support from Josephine Chaus.

   The Company will seek to satisfy its operating requirements without utilizing continued credit support from Ms. Chaus, although there can be no assurance that it will be successful in doing so. The Company has no understanding with Ms. Chaus pursuant to which Ms. Chaus would extend the Letter of Credit beyond July 31, 1996. If the proposed public offering is not consummated, the Company would require a further extension of the Letter of Credit, or an alternative source of financing, to satisfy its operating requirements after July 31, 1996. In addition, although BNYF historically has waived compliance with certain covenants and permitted certain overadvances and has, pursuant to the September Amendment, agreed to relax such covenants and permit specified levels of overadvances through June 30, 1996, there can be no assurance that it will continue to do so in the future. Moreover, growth of the Company's existing product lines and/or the development of the Company's licensed

Nautica product line could increase the amount of the potential shortfall in borrowing availability after the current fiscal year. If the proposed public offering is not consummated by December 31, 1995 and no alternative source of equity is raised to satisfy the requirements under the Nautica license, Nautica would have the right to terminate the Nautica License Agreement.

INFLATION

   The Company does not believe that the relatively moderate rates of inflation which recently have been experienced in the United States, where it competes, have had a significant effect on its net sales or profitability.

SEASONALITY

   Historically, the Company's sales and operating results fluctuate by quarter, with the greatest sales occurring in the Company's first and third fiscal quarters. It is in these quarters that the Company's Fall and Spring product lines, which traditionally have had the highest volume of net sales, are shipped to customers, with revenues generally being recognized at the time of shipment. As a result, the Company experiences significant variability in its quarterly results and working capital requirements. Moreover, delays in shipping can cause revenues to be recognized in a later quarter, resulting in further variability in such quarterly results.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

   The financial statements are included herein commencing on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

   None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

   Information with respect to the executive officers of the Company is set forth in Part I of this Annual Report on Form 10-K.

   Information with respect to the directors of the Company is incorporated by reference to the information to be set forth under the heading "Election of Directors" in the Company's definitive proxy statement relating to its 1995 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A (the "Company's 1995 Proxy Statement").

ITEM 11. EXECUTIVE COMPENSATION.

   Information called for by Item 11 is incorporated by reference to the information to be set forth under the heading "Executive Compensation" in the Company's 1995 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

   Information called for by Item 12 is incorporated by reference to the information to be set forth under the heading "Security Ownership of Certain Beneficial Owners and Management" in the Company's 1995 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

   Information called for by Item 13 is incorporated by reference to the information to be set forth under the headings "Executive Compensation" and "Certain Transactions" in the Company's 1995 Proxy Statement.

                                   PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

   (a) Financial Statements and Financial Statement Schedule: See List of Financial Statements and Financial Statement Schedule on page F-1.

   (b) The Company did not file a Form 8-K during the last quarter of its fiscal year ended June 30, 1995.

   (c) Exhibits filed herewith are denoted by an (*):

                                                                                                       SEQUENTIALLY
  EXHIBIT NO.                                                                                         NUMBERED PAGE
---------------                                                                                      ---------------
3.1              Restated Certificate of Incorporation (the "Restated Certificate") of the Company
                 (incorporated by reference to Exhibit 3.1 of the Company's Registration Statement
                 on Form S-1, Registration No. 33-5954 (the "1986 Registration Statement").
3.11             Amendment dated November 18, 1987 to the Restated Certificate (incorporated by reference to Exhibit 3.11 of the Company's Registration Statement on Form S-2,
                 Registration No. 33-63317 (the "1995 Registration Statement").
3.2              By-Laws of the Company, as amended (incorporated by reference to Exhibit 3.1 of the Company's Form 10-Q for the quarter ended December 31, 1987).
3.3              Amendment dated September 13, 1994 to By-Laws (incorporated by reference to
                 Exhibit 10.105 of the Company's Form 10-Q for the quarter ended September 30,
                 1994).
10.1             Restricted Stock Purchase Plan (incorporated by reference to Exhibit 10.1 of the
                 Company's Form 10-K for the year ended June 30, 1987 (the "1987 Form 10-K")).
10.2             1986 Stock Option Plan, as amended and restated as of January 1, 1987 (the "1986
                 Stock Option Plan") (incorporated by reference to Exhibit 10.2 of the Company's
                 Form 10-K for the year ended July 1, 1989 (the "1989 Form 10-K")).
10.3             Amendment No. 1 to the 1986 Stock Option Plan (incorporated by reference to
                 Exhibit 10.3 of the 1989 Form 10-K).
10.4             Incentive Award Plan (incorporated by reference to Exhibit 10.6 of the 1986
                 Registration Statement).
10.5             Agreement, dated August 28, 1987, between Amalgamated Workers Union Local 88,
                 R.W.D.S.U., AFL-CIO and Company, and the Collective Bargaining Agreement, dated
                 September 1, 1984 related thereto (incorporated by reference to Exhibit 10.3 of the 1987 Form 10-K).
10.6             Agreement, dated September 1, 1990, between Amalgamated Workers . Union Local 88,
                 R.W.D.S.U., AFL-CIO and Company, and the Collective Bargaining Agreement, dated
                 September 1, 1984 related thereto (incorporated by reference to Exhibit 10.16 of the Company's Form 10-K for the year ended June 30, 1990).
10.7             Lease, dated January 29, 1987, between L.H. Charney Associates and the Company, of space at the Company's facility at 1410 Broadway, New York, New York
                 (incorporated by reference to Exhibit 10.19 of the 1987 Form 10-K).

                                                                                                       SEQUENTIALLY
  EXHIBIT NO.                                                                                         NUMBERED PAGE
---------------                                                                                      ---------------
10.8             Lease, dated July 27, 1987, between L. H. Charney Associates and the Company, of space at the Company's facility at 1410 Broadway, New York, New York
                 (incorporated by reference to Exhibit 10.23 of the Company's Form 10-K for the
                 year ended July 2, 1988 (the "1988 Form 10-K")).
10.9             Agreement dated December 3, 1990 among Bernard Chaus, Inc., Bernard Chaus,
                 Josephine Chaus and National Union Fire Insurance Company of Pittsburgh, Pa., the
                 Company's directors and officers liability carrier ((incorporated by reference to
                 Exhibit 10.31 of the Company's Form 10-Q for the quarter ended December 31,
                 1990).
10.10            Employment Agreement, dated July 1, 1991, between the Company and Josephine Chaus
                 (incorporated by reference to Exhibit 10.39 of the Company's Form 10-K for the
                 year ended June 30, 1991).
10.11            Employment Agreement, dated November 4, 1991 between Michael Fieman and the
                 Company (incorporated by reference to Exhibit 10.60 of the Company's Form 10-K for the year ended June 30, 1992 (the "1992 Form 10-K")).
10.12            Employment Agreement, dated February 15, 1993 between Richard A. Baker and the
                 Company (incorporated by reference to Exhibit 10.71 of the Company's Form 10-K for the year ended June 30, 1993 (the "1993 Form 10-K")).
10.13            Employment Agreement, dated July 1, 1993 between Michael Root and the Company
                 (incorporated by reference to Exhibit 10.72 of the 1993 Form 10-K).
10.14            Employment Agreement dated June 3, 1994 between the Company and Wayne Miller
                 (incorporated by reference to Exhibit 10.89 of the Company's Form 10-K for the
                 year ended June 30, 1994 (the "1994 Form 10-K")).
10.15            Employment Agreement dated September 1, 1994 between the Company and Andrew
                 Grossman with Stock Option Agreement dated as of September 1, 1994 by and between the Company and Andrew Grossman (incorporated by reference to Exhibit 10.90 of the 1994 Form 10-K).
10.16            Settlement Agreement dated as of September 1994 among Nicole Eskenazi, the
                 Company and certain others (incorporated by reference to Exhibit 10.91 of the
                 1994 Form 10-K).
10.17            Severance agreement dated as of June 16, 1994 between the Company and Anthony M.
                 Pisano (incorporated by reference to Exhibit 10.92 of the 1994 Form 10-K).
10.18            Waiver dated September 23, 1993 to the Restated and Amended Financing Agreement
                 between the Company and BNY Financial Corporation (the "Financing Agreement")
                 effective July 1, 1992 (incorporated by reference to Exhibit 10.82 of the 1993
                 Form 10-K).
10.19            Waiver dated November 5, 1993 to the Financing Agreement (incorporated by reference to Exhibit 10.83 of the Company's Form 10-Q for the quarter ended
                 September 30, 1993).
10.20            Amendment, effective October 1, 1993, to the Financing Agreement (incorporated by reference to Exhibit 10-84 of the Company's Form 10-Q for the quarter ended
                 December 31, 1993 (the "December 1993 Form 10-Q")).

                                                                                                       SEQUENTIALLY
  EXHIBIT NO.                                                                                         NUMBERED PAGE
---------------                                                                                      ---------------
10.21            Waiver dated January 13, 1994 to the Financing Agreement (incorporated by reference to Exhibit 10.85 of the December 1993 Form 10-Q).
10.22            Waiver dated February 10, 1994 to the Financing Agreement (incorporated by reference to Exhibit 10.86 of the December 1993 Form 10-Q).
10.23            Waiver dated May 4, 1994 to the Financing Agreement (incorporated by reference to
                 Exhibit 10.87 of the Company's Form 10-Q for the quarter ended March 31, 1994).
10.24            Waiver dated September 20, 1994 to the Financing Agreement (incorporated by reference to Exhibit 10.93 of the 1994 Form 10-K).
10.25            Agreement, dated June 15, 1988, between the Company and Bernard Chaus and
                 Josephine Chaus, amending the terms of the Company's subordinated promissory notes to each of them, each in the principal amount of $7,365,000, the form of which was filed as Exhibit 10.13 of the 1986 Registration Statement (incorporated by reference to Exhibit 10.11 of the 1988 Form 10-K).
10.26            Agreement, dated May 17, 1990 between the Company and Bernard Chaus and Josephine
                 Chaus amending the terms of the Company's subordinated promissory notes to each of them, each in the principal amount of $7,365,000, the form of which was filed as Exhibit 10.13 of the 1986 Registration Statement.
10.27            Agreement, dated February 21, 1991 between the Company and Bernard Chaus and
                 Josephine Chaus amending the terms of the Company's subordinated promissory notes to each of them, each in the principal amount of $7,365,000 (incorporated by reference to Exhibit 10.74 of the 1993 Form 10-K).
10.28            Subordinated promissory notes dated March 12, 1991, between the Company and
                 Bernard Chaus and Josephine Chaus, separately, each in the amount of $5,000,000
                 (incorporated by reference to Exhibit 10.75 of the 1993 Form 10-K).
10.29            Agreement, dated July 31, 1991, between the Company and the Estate of Bernard
                 Chaus and Josephine Chaus amending the terms of the Company's subordinated promissory notes to each of them, each in the principal amount of $7,365,000
                 (incorporated by reference to Exhibit 10.76 of the 1993 Form 10-K).
10.30            Agreement, dated July 31, 1991, between the Company and the Estate of Bernard
                 Chaus and Josephine Chaus amending the terms of the Company's subordinated promissory notes to each of them, each in the principal amount of $5,000,000
                 (incorporated by reference to Exhibit 10.77 of the 1993 Form 10-K).
10.31            Agreement, dated July 15, 1992, between the Company and the Estate of Bernard
                 Chaus and Josephine Chaus amending the terms of the Company's subordinated promissory notes to each of them, each in the principal amount of $5,000,000
                 (incorporated by reference to Exhibit 10.78 of the 1993 Form 10-K).

                                                                                                       SEQUENTIALLY
  EXHIBIT NO.                                                                                         NUMBERED PAGE
---------------                                                                                      ---------------
10.32            Agreement, dated October 30, 1992, between the Company and the Estate of Bernard
                 Chaus and Josephine Chaus amending the terms of the Company's subordinated promissory notes to each of them, each in the principal amount of $7,365,000
                 (incorporated by reference to Exhibit 10.79 of the 1993 Form 10-K).
10.33            Demand Notes, dated June 30, 1993, between the Company and the Estate of Bernard
                 Chaus and Josephine Chaus, each in the principal amount of $1,520,216
                 (incorporated by reference to Exhibit 10.80 of the 1993 Form 10-K).
10.34            Agreement, dated September 21, 1993, between the Company and the Estate of
                 Bernard Chaus and Josephine Chaus amending the terms of the Company's subordinated promissory notes to each of them, each in the principal amount of
                 $7,365,000 (incorporated by reference to Exhibit 10.81 of the 1993 Form 10-K).
10.35            Subordinated promissory notes dated August 1, 1993, between the Company and
                 Josephine Chaus and the Estate of Bernard Chaus, separately, each in the amount of $208,716 (incorporated by reference to Exhibit 10.94 of the 1994 Form 10-K).
10.36            Subordinated promissory note dated August 1, 1993, between the Company and
                 Josephine Chaus in the amount of $1,311,500 (incorporated by reference to Exhibit
                 10.95 of the 1994 Form 10-K.)
10.37            Subordinated Promissory Note dated August 1, 1993, between the Company and the
                 Estate of Bernard Chaus in the amount of $1,000,000 (incorporated by reference to
                 Exhibit 10.96 of the 1994 Form 10-K).
10.38            Subordinated promissory note dated August 1, 1993, between the Company and the
                 Estate of Bernard Chaus, in the amount of $311,500 (incorporated by reference to
                 Exhibit 10.97 of the 1994 Form 10-K).
10.39            Subordinated promissory notes dated December 31, 1993, between the Company and
                 Josephine Chaus and the Estate of Bernard Chaus, separately, each in the amount of $181,056 (incorporated by reference to Exhibit 10.98 of the 1994 Form 10-K).
10.40            Subordinated promissory notes dated December 31, 1993, between the Company and
                 Josephine Chaus and the Estate of Bernard Chaus, separately, each in the amount of $412,950 (incorporated by reference to Exhibit 10.99 of the 1994 Form 10-K).
10.41            Agreements dated September 9, 1993, between the Company and Josephine Chaus and the Estate of Bernard Chaus, separately, reflecting amendments to subordinated promissory notes, each in the principal amount of $5,000,000 (incorporated by reference to Exhibit 10.100 of the 1994 Form 10-K).
10.42            Agreements dated October 18, 1993, between the Company and Josephine Chaus and the Estate of Bernard Chaus, separately, reflecting amendments to subordinated promissory notes, each in the principal amount of $1,520,216 (incorporated by reference to Exhibit 10.101 of the 1994 Form 10-K).
10.43            Agreements dated October 18, 1993, between the Company and Josephine Chaus and the Estate of Bernard Chaus, separately, reflecting amendments to subordinated promissory notes, each in the principal amount of $7,365,000 (incorporated by reference to Exhibit 10.102 of the 1994 Form 10-K).

                                                                                                       SEQUENTIALLY
  EXHIBIT NO.                                                                                         NUMBERED PAGE
---------------                                                                                      ---------------
10.44            Agreement dated December 31, 1993, between the Company and Josephine Chaus reflecting amendments to a subordinated promissory note in the principal amount of $1,311,500 (incorporated by reference to Exhibit 10.103 of the 1994 Form
                 10-K).
10.45            Agreement dated December 31, 1993, between the Company and the Estate of Bernard
                 Chaus, reflecting amendments to subordinated promissory notes, in the principal amounts of $1,000,000 and $311,500 (incorporated by reference to Exhibit 10.104 of the 1994 Form 10-K).
10.46            Agreement dated November 9, 1994, between the Company and Josephine Chaus extending the due dates on subordinated promissory notes (incorporated by reference to Exhibit 10.107 of the Company's Form 10-Q for the quarter ended
                 September 30, 1994 (the "September 1994 Form 10-Q")).
10.47            Agreement dated November 9, 1994, between the Company and the Estate of Bernard
                 Chaus extending the due dates on subordinated promissory notes (incorporated by reference to Exhibit 10.108 of the September 1994 Form 10-Q).
10.48            Agreement dated December 19, 1994, assigning the subordinated notes from the
                 Estate of Bernard Chaus to Josephine Chaus (incorporated by reference to Exhibit
                 10.110 of the Company's Form 10-Q for the quarter ended December 30, 1994 (the
                 "December 1994 Form 10-Q").
10.49            Agreement dated January 11, 1995, between the Company and Josephine Chaus extending the due dates on subordinated promissory notes (incorporated by reference to Exhibit 10.111 of the December 1994 Form 10-Q).
10.50            Agreement dated November 22, 1994 between the Company and Josephine Chaus issuing
                 32,500 warrants to purchase Common Stock of the Company (incorporated by reference to Exhibit 10.112 of the Company's Form 10-Q for the quarter ended
                 March 31, 1995 (the "March 1995 Form 10-Q")).
10.51            Agreement dated November 22, 1994 between the Company and Josephine Chaus issuing
                 206,000 warrants to purchase Common Stock of the Company (incorporated by reference to Exhibit 10.113 of the March 1995 Form 10-Q).
10.52            Agreement dated November 22, 1994 between the Company and Josephine Chaus issuing
                 338,000 warrants to purchase Common Stock of the Company (incorporated by reference to Exhibit 10.114 of the March 1995 Form 10-Q).
10.53            Agreement dated November 22, 1994 between the Company and Josephine Chaus issuing
                 640,000 warrants to purchase Common Stock of the Company (incorporated by reference to Exhibit 10.115 of the March 1995 Form 10-Q).
10.54            Waiver dated November 7, 1994, to the Financing Agreement (incorporated by reference to Exhibit 10.106 of the September 1994 Form 10-Q).
10.55            Waiver dated February 10, 1995 to the Financing Agreement (incorporated by reference to Exhibit 10.109 of the December 1994 Form 10-Q).
10.56            Agreement effective February 21, 1995 (the "Amended Financing Agreement") between the Company and BNY Financial Corporation restating and amending the Financing
                 Agreement (incorporated by reference to Exhibit 10.116 of the March 1995 Form
                 10-Q).

                                                                                                       SEQUENTIALLY
  EXHIBIT NO.                                                                                         NUMBERED PAGE
---------------                                                                                      ---------------
10.57            Waiver dated September 14, 1995 to the Amended Financing Agreement (incorporated by reference to Exhibit 10.5 of the 1995 Registration Statement).
10.58            Agreement effective as of September 28, 1995 relating to the Amended Financing
                 Agreement (incorporated by reference to Exhibit 10.58 of the 1995 Registration
                 Statement).
10.59            Agreement dated April 28, 1995 between the Company and Josephine Chaus extending the due dates on subordinated promissory notes (incorporated by reference to
                 Exhibit 10.117 of the March 1995 Form 10-Q).
10.60            Agreement dated September 8, 1995 between the Company and Josephine Chaus extending the due dates on subordinated promissory notes (incorporated by reference to Exhibit 10.60 of the 1995 Registration Statement).
10.61            License Agreement dated as of September 6, 1995 between the Company and Nautica
                 Apparel Inc. (incorporated by reference to Exhibit 10.61 of the 1995 Registration
                 Statement, confidential portions of which have been omitted and filed separately with the Commission subject to an order granting confidential treatment).
10.62            Amendment No. 2 to the 1986 Stock Option Plan (incorporated by reference to the
                 Company's Proxy Statement for its 1990 Annual Meeting of Stockholders).
10.63            Amendment No. 3 to the 1986 Stock Option Plan (incorporated by reference to the
                 Company's Proxy Statement for its 1991 Annual Meeting of Stockholders).
10.64            Amendment No. 4 to the 1986 Stock Option Plan (incorporated by reference to the
                 Company's Proxy Statement for its 1993 Annual Meeting of Stockholders).
10.65            Agreement dated October 9, 1995, between the Company and Josephine Chaus, extending the due dates on subordinated promissory notes and clarifying the subordination provision (incorporated by reference to Exhibit 10.65 of the 1995
                 Registration Statement).
10.66            Agreement dated October 9, 1995, between the Company and Josephine Chaus, providing the Company with an option to extend a Letter of Credit to July 31,
                 1996 (incorporated by reference to Exhibit 10.66 of the 1995 Registration
                 Statement).
*21              List of Subsidiaries of the Company.
*27              Financial Data Schedule.

---------------
* Filed herewith.

                               24

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on October 11, 1995

                                          BERNARD CHAUS, INC.

                                          By: /s/ Josephine Chaus
                                              ---------------------------
                                              Josephine Chaus
                                              Chairwoman of the Board and
                                              Office of the Chairman

   Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on October 11, 1995.

          SIGNATURE                            TITLE
---------------------------  ---------------------------------------
    /s/ Richard A. Baker     President
 ---------------------------
        Richard A. Baker

     /s/ Josephine Chaus     Chairwoman of the Board and Office of
 --------------------------- the Chairman
         Josephine Chaus

     /s/ Andrew Grossman     Chief Executive Officer and Office of
 --------------------------- the Chairman
         Andrew Grossman

    /s/ Karen A. Maloney     Vice President -- Corporate Controller
 ---------------------------
        Karen A. Maloney

     /s/ Wayne S. Miller     Executive Vice President -- Finance and
 --------------------------- Administration, Chief Financial Officer
         Wayne S. Miller     & Secretary

    /s/ Philip G. Barach     Director
 ---------------------------
        Philip G. Barach

  /s/ John W. Burden, III    Director
 ---------------------------
      John W. Burden, III

     /s/ S. Lee Kling       Director
 ---------------------------
         S. Lee Kling

   /s/ Harvey M. Krueger     Director
 ---------------------------
       Harvey M. Krueger

                     BERNARD CHAUS, INC. AND SUBSIDIARIES

        INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

   The following consolidated financial statements of Bernard Chaus, Inc. and subsidiaries are included in Item 8:

Reports of Independent Auditors                                                       F-2
Consolidated Balance Sheets--June 30, 1994 and 1995                                   F-4
Consolidated Statements of Operations--Years Ended June 30, 1993, 1994 and 1995       F-5
Consolidated Statements of Stockholders' Equity (Deficiency)--Years Ended June 30,
  1993, 1994 and 1995                                                                 F-6
Consolidated Statements of Cash Flows--Years Ended June 30, 1993, 1994 and 1995       F-7
Notes to Consolidated Financial Statements                                            F-8
The following consolidated financial statement schedule of Bernard Chaus, Inc. and subsidiaries is included in Item 14(a)(2):
Schedule II--Valuation and Qualifying Accounts                                        F-17

   The other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

                        REPORT OF INDEPENDENT AUDITORS

Stockholders and Board of Directors
Bernard Chaus, Inc.

   We have audited the accompanying consolidated balance sheets of Bernard Chaus, Inc. and subsidiaries as of June 30, 1994 and June 30, 1995 and the related consolidated statements of operations, stockholders' deficiency, and cash flows for the years then ended. Our audit also included the financial statement schedule listed in the Index at item 14(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, such consolidated financial statements and financial statement schedule present fairly, in all material respects, the financial position of Bernard Chaus, Inc. and subsidiaries at June 30, 1994 and June 30, 1995, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP

New York, New York
October 6, 1995

                        REPORT OF INDEPENDENT AUDITORS

Stockholders and Board of Directors
Bernard Chaus, Inc.

   We have audited the accompanying consolidated statements of operations, stockholders' equity, and cash flows of Bernard Chaus, Inc. and subsidiaries for the year ended June 30, 1993. Our audit also included the financial statement schedule listed in the index at Item 14(a) for the year ended June 30, 1993. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

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

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations, cash flows and changes in stockholders' equity of Bernard Chaus, Inc. and subsidiaries for the year ended June 30, 1993, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

                                                             ERNST & YOUNG LLP

New York, New York
August 18, 1993

                     BERNARD CHAUS, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                   (IN THOUSANDS, EXCEPT NUMBER OF SHARES)

                                                                   JUNE 30,    JUNE 30,
                                                                     1994        1995
                                                                 ----------  ----------
ASSETS
Current Assets
 Cash and cash equivalents ..................................... $    468    $    418
 Accounts receivable, less allowances of $6,340 and $4,226  ....   17,757       7,646
 Inventories ...................................................   25,503      16,203
 Prepaid expenses ..............................................    3,743       1,523
                                                                 ----------  ----------
   Total current assets ........................................   47,471      25,790
Fixed assets -- net ............................................    3,612       2,392
Other assets ...................................................      536         478
                                                                 ----------  ----------
                                                                 $ 51,619    $ 28,660
                                                                 ==========  ==========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities ............................................
 Notes payable -- banks ........................................ $ 21,115    $ 18,698
 Subordinated promissory notes -- current ......................      250          --
 Accounts payable ..............................................   14,290      12,922
 Accrued expenses ..............................................    6,710       5,549
 Accrued restructuring expenses ................................    1,764       2,535
                                                                 ----------  ----------
   Total current liabilities ...................................   44,129      39,704
Subordinated promissory notes ..................................   18,789      21,066
Accrued restructuring expenses .................................    2,315         269
                                                                 ----------  ----------
                                                                   65,233      61,039
STOCKHOLDERS' DEFICIENCY
 Preferred stock, $.01 par value, authorized shares --1,000,000;
  outstanding shares -- none
 Common stock, $.01 par value; authorized shares --50,000,000;
  issued shares -- 18,975,031 at June 30, 1994 and 21,073,081
  at June 30, 1995 .............................................      190         211
 Additional paid-in capital ....................................   40,226      49,353
 Deficit .......................................................  (52,550)    (80,463)
 Less: Treasury stock, at cost -- 622,700 shares ...............   (1,480)     (1,480)
                                                                 ----------  ----------
   Total stockholders' deficiency ..............................  (13,614)    (32,379)
                                                                 ----------  ----------
                                                                 $ 51,619    $ 28,660
                                                                 ==========  ==========

         See accompanying notes to consolidated financial statements.

                     BERNARD CHAUS, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
              (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                      FISCAL YEAR ENDED JUNE 30,
                                               ---------------------------------------
                                                    1993          1994         1995
                                               ------------  ------------  -----------
Net sales .................................... $   235,819   $   206,332   $   181,697
Cost of goods sold ...........................     187,423       186,594       149,097
                                               ------------  ------------  -----------
Gross profit .................................      48,396        19,738        32,600
Selling, general and administrative expenses        57,410        55,400        44,794
Restructuring expenses .......................          --         5,300         1,200
Unusual expenses .............................          --         1,900         8,333
                                               ------------  ------------  -----------
                                                    (9,014)      (42,862)      (21,727)
Interest expense .............................      (2,322)       (3,439)       (5,976)
Other income (expense), net ..................         449          (190)           91
                                               ------------  ------------  -----------

Loss before provision for income taxes  ......     (10,887)      (46,491)      (27,612)
Provision for income taxes ...................         102           264           301
                                               ------------  ------------  -----------
Net loss ..................................... $   (10,989)  $   (46,755)  $   (27,913)
                                               ============  ============  ===========
Net loss per share ........................... $     (0.60)  $     (2.55)  $     (1.40)
                                               ============  ============  ===========
Weighted average number of common shares
 outstanding .................................  18,272,000    18,352,000    19,910,000
                                               ============  ============  ===========

         See accompanying notes to consolidated financial statements.

                     BERNARD CHAUS, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                   (IN THOUSANDS, EXCEPT NUMBER OF SHARES)

                                 COMMON STOCK
                           ----------------------  ADDITIONAL
                             NUMBER OF               PAID-IN
                               SHARES      AMOUNT   CAPITAL
                           ------------  --------  --------
Balance at July 1, 1992  . 18,735,508    $187      $39,427
Net loss .................         --     --            --
Exercise of stock options     239,523       3          805
                           ------------  --------  ------------
Balance at June 30, 1993   18,975,031     190       40,232
Net loss .................         --      --           --
Restricted stock purchase
 and retirement -- net  ..         --      --           (6)
                           ------------  --------  ------------

Balance at June 30, 1994   18,975,031     190       40,226
Net loss .................
Exchange of notes for
 common stock ............  1,914,500      19        7,352
Issuance of warrants  ....         --      --        1,136
Exercise of stock options     183,550       2          639
                           ------------  --------  ------------
Balance at June 30, 1995   21,073,081    $211      $49,353
                           ============  ========  ============

                    (RESTUBBED TABLE CONTINUED FROM ABOVE)

                                          TREASURY STOCK
                            RETAINED   ----------------------
                            EARNINGS    NUMBER OF
                            (DEFICIT)     SHARES      AMOUNT      TOTAL
                           -----------  ---------  ----------  ---------
Balance at July 1, 1992  . $  5,194     622,700    $(1,480)    $ 43,328
Net loss .................  (10,989)    --         --           (10,989)
Exercise of stock options        --     --         --               808
                           -----------  ---------  ----------  ----------
Balance at June 30, 1993     (5,795)    622,700     (1,480)      33,147
Net loss .................  (46,755)    --         --           (46,755)
Restricted stock purchase
 and retirement -- net  ..       --     --         --                (6)
                           -----------  ---------  ----------  ----------

Balance at June 30, 1994    (52,550)    622,700     (1,480)     (13,614)
Net loss .................  (27,913)                            (27,913)
Exchange of notes for
 common stock ............       --     --         --             7,371
Issuance of warrants  ....       --     --         --             1,136
Exercise of stock options        --     --         --               641
                           -----------  ---------  ----------  ----------
Balance at June 30, 1995   $(80,463)    622,700    $(1,480)    $(32,379)
                           ===========  =========  ==========  ==========

         See accompanying notes to consolidated financial statements.

                     BERNARD CHAUS, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)

                                                               YEAR ENDED JUNE 30,
                                                     -------------------------------------
                                                         1993         1994         1995
                                                     -----------  -----------  -----------
Operating Activities
 Net loss .......................................... $(10,989)    $(46,755)    $(27,913)
 Adjustments to reconcile net loss to net cash used
  in operating activities:
  Depreciation and amortization ....................    1,553        2,485        1,305
  Loss on disposal of fixed assets .................       --        1,192          358
  (Recovery of) provision for losses on accounts
   receivable ......................................      (25)         117          225
  Non-cash interest expense ........................       --        2,436        3,584
 Changes in operating assets and liabilities:
  Accounts receivable ..............................    2,764       12,688        9,886
  Inventories ......................................  (26,097)      20,471        9,300
  Prepaid expenses and other assets ................   (2,655)       2,094        2,278
  Accounts payable .................................    4,588       (5,199)      (1,368)
  Accrued expenses .................................    1,808        1,372       (1,161)
  Accrued restructuring expenses ...................       --        4,079       (1,275)
                                                     -----------  -----------  -----------
Net Cash Used In Operating Activities ..............  (29,053)      (5,020)      (4,781)
Investing Activities
 Purchases of fixed assets .........................   (2,275)      (1,357)        (443)
                                                     -----------  -----------  -----------
Net Cash Used In Investing Activities ..............   (2,275)      (1,357)        (443)
Financing Activities
 Net proceeds (repayments) from short-term bank
  borrowings .......................................   14,881        6,234       (2,417)
 Principal payments on subordinated promissory
  notes ............................................   (7,377)        (750)        (250)
 Proceeds from issuance of subordinated promissory
  notes ............................................       --           --        7,200
 Purchase and retirement of restricted stock  ......       --           (6)          --
 Net proceeds from exercise of options .............      808           --          641
                                                     -----------  -----------  -----------
Net Cash Provided By Financing Activities  .........    8,312        5,478        5,174
                                                     -----------  -----------  -----------

Decrease In Cash And Cash Equivalents ..............  (23,016)        (899)         (50)
Cash and Cash Equivalents, Beginning of Year  ......   24,383        1,367          468
                                                     -----------  -----------  -----------
Cash and Cash Equivalents, End of Year ............. $  1,367     $    468     $    418
                                                     ===========  ===========  ===========
Cash paid for:
 Taxes .............................................      308           61            7
 Interest ..........................................    1,896        1,413        2,283
Supplemental schedule of non-cash financing
 activities:
  Exchange of subordinated promissory notes for
   common stock ....................................       --           --        7,200
  Issuance of warrants for credit support by
   principal stockholder ...........................       --           --        1,136

         See accompanying notes to consolidated financial statements.

                     BERNARD CHAUS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS

Bernard Chaus, Inc. (the Company), designs, arranges for the manufacture of and markets an extensive range of women's career and casual sportswear and dresses which are marketed principally under the CHAUS(Registered Trademark) and CHAUS SPORT(Registered Trademark) trademarks. The Company's products are sold nationwide through department store chains, specialty retailers and other retail outlets.

In the latter part of fiscal 1994, the Company initiated a restructuring plan which entailed several initiatives to improve its financial position. These initiatives included, among other things, a $7.2 million cash infusion from Josephine Chaus to fund the costs associated with hiring Andrew Grossman as its new Chief Executive Officer, negotiation of a new three year bank financing agreement (the Amended Financing Agreement--see Note 6) with BNY Financial Corporation, a wholly owned subsidiary of The Bank of New York
(BNYF), expiring in February 1998, overhead reductions, centralization of certain functions, closing of selected outlet stores, and a reduction in inventory levels.

In conjunction with the Amended Financing Agreement, Josephine Chaus provided BNYF with collateral in the form of a $10 million letter of credit (the Letter of Credit) which expires on January 31, 1996, and a $5 million personal guarantee (the Guarantee) for the duration of the Amended Financing Agreement. In September 1995, Ms. Chaus also provided the Company with an option to extend the Letter of Credit until July 31, 1996 (see Note 6).

During fiscal 1995, operating expenses were reduced by $10.6 million and inventories were reduced by $9.3 million. The Company closed three outlet stores in July 1995, and plans to close six additional outlet stores during the remainder of fiscal 1996. Additionally, the Company has announced its intentions to raise equity capital, a portion of which will be used to finance the working capital needs of its Nautica product line (see Note 11).

The Company's business plan requires the availability of sufficient cash flow and borrowing capacity to finance its existing product lines and the development and marketing of its new licensed Nautica lines. The Company expects to satisfy such requirements through cash flow from operations, its line of credit under the Amended Financing Agreement, the proceeds of the proposed equity offering (see Note 11), and, in the near term, continued credit support from Josephine Chaus. The Company will seek to satisfy its operating requirements without utilizing credit support from Ms. Chaus, although there can be no assurance that it will be successful in doing so. The Company has no understanding with Ms. Chaus pursuant to which she would extend the Letter of Credit beyond July 31, 1996.

Although there can be no assurance that the plans set forth above will provide the Company with adequate resources, the Company believes that these initiatives will have a positive impact on future operating results.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation:

The consolidated financial statements include the accounts of the Company and its subsidiaries. Material intercompany accounts and transactions have been eliminated.

Net Loss Per Share:

Net loss per share has been computed by dividing the applicable net loss by the weighted average number of common shares outstanding during the year. Common equivalent shares were not included as their inclusion would have been antidilutive.

                     BERNARD CHAUS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

 Revenue Recognition:

Revenues are recorded at the time merchandise is shipped, and with regard to the outlet stores, at the time when goods are sold to the customer.

Credit Terms:

The Company extends credit to its customers based upon an evaluation of the customer's financial condition and credit history and generally does not require collateral. The Company has historically incurred minimal credit losses. At June 30, 1994 and 1995, approximately 41.5% and 44.7%, respectively, of the Company's accounts receivable balances were due from department store customers owned by three single corporate entities. Sales to these three entities comprised approximately 13%, 17%, and 9%, respectively, of the Company's net sales for fiscal 1993, approximately 16%, 14% and 9%, respectively, of the Company's net sales for fiscal 1994, and approximately 23%, 13% and 7%, respectively, of the Company's net sales for fiscal 1995.

Cash Equivalents:

Cash equivalents are short-term, highly liquid investments purchased with an original maturity of three months or less.

Inventories:

Inventories are stated at the lower of cost, using the first-in, first-out method, or market.

Fixed Assets:

Furniture and equipment are depreciated principally using the straight-line method over eight years. Leasehold improvements are amortized using the straight-line method over either the term of the lease or the estimated useful life of the improvement, whichever period is shorter. Computer software is depreciated using the straight-line method over three years.

Foreign Currency Transactions:

The Company negotiates substantially all of its purchase orders with foreign manufacturers in United States dollars. The Company considers the United States dollar to be the functional currency of its overseas subsidiaries. All foreign currency gains and losses are recorded in the Consolidated Statement of Operations.

Employee Benefits:

The Company does not typically provide post-employment benefits to its employees. Accordingly, Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" has no material effect on the Company's financial statements.

Income Taxes:

Effective July 1, 1993, the Company adopted Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes" (Statement 109). Under Statement 109, the liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using enacted tax rates and laws that will be in effect when the differences are expected to enter into the determination of taxable income (loss). Prior to the adoption of Statement 109, income tax expense was determined using the deferred method. Deferred tax expense was based on items of income and expenses that were reported in different years in the financial statements and tax returns and were measured at the tax rate in effect in the year the difference originated. As permitted by Statement 109, the Company has elected not to restate the financial statements of any prior years. There was no effect of adopting this change.

                     BERNARD CHAUS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

 Reclassifications:

Certain reclassifications were made to the 1994 and 1993 financial statements to conform to the 1995 presentation.

3. INVENTORIES

Inventories consist of:

                    JUNE 30,    JUNE 30,
                      1994        1995
                  ----------  ----------
                       (IN THOUSANDS)
Finished goods  . $25,075     $13,248
Work-in-process       124       2,034
Raw materials  ..     304         921
                  ----------  ----------
                  $25,503     $16,203
                  ==========  ==========

Inventories include merchandise in transit (principally finished goods) of approximately $11.2 million at June 30, 1994 and $4.8 million at June 30, 1995.

4. FIXED ASSETS

Fixed assets at cost, net of accumulated depreciation and amortization, consist of:

                                 JUNE 30,    JUNE 30,
                                   1994        1995
                               ----------  ----------
                                    (IN THOUSANDS)
Furniture and equipment  ..... $12,121     $11,878
Leasehold improvements .......   9,303       8,251
                               ----------  ----------
                                21,424      20,129
Less accumulated depreciation
 and amortization ............  17,812      17,737
                               ----------  ----------
                               $ 3,612     $ 2,392
                               ==========  ==========

                     BERNARD CHAUS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5. INCOME TAXES

Significant components of the Company's net deferred tax assets are as follows:

                                                       JUNE 30,    JUNE 30,
                                                         1994        1995
                                                     ----------  ----------
                                                          (IN THOUSANDS)
Deferred tax assets:
 Net operating loss carryforwards .................. $ 17,800    $ 25,700
 Costs capitalized to inventory for tax purposes  ..    1,300       1,200
 Accrued interest, subordinated debt/warrants  .....    1,000       2,400
 Book over tax depreciation ........................    1,600       2,100
 Sales allowances not currently deductible  ........    2,600       2,200
 Reserves and other items not currently deductible        700         600
                                                     ----------  ----------
                                                       25,000      34,200
 Valuation allowance for deferred tax assets  ......  (25,000)    (34,200)
                                                     ----------  ----------
 Net deferred tax asset ............................ $       0   $       0
                                                     ==========  ==========

There was a change in the valuation allowance for the year ended June 30, 1995 of $9.2 million.

                                           FISCAL YEAR ENDED JUNE 30,
                                      -----------------------------------
                                          1993        1994         1995
                                      ----------  -----------  ----------
                                                 (IN THOUSANDS)
Benefit for federal
 income taxes at the statutory
 rate of 34.5% in 1993
 and 35.0% in 1994 and 1995 ......... ($3,756)    ($16,272)    ($9,665)
State and local income taxes
 net of federal tax benefit .........     102          264         301
Executive compensation in excess of
 amount deductible for tax purposes        --           --       2,100
Other ...............................      --           --          35
Effect of unrecognized tax loss
 carryforwards ......................   3,756       16,272       7,530
                                      ----------  -----------  ----------
Provision for income taxes .......... $   102     $    264     $   301
                                      ==========  ===========  ==========


At June 30, 1995, the Company has a federal net operating loss carryforward for income tax purposes of approximately $60 million, which will expire between 2006 and 2010.

6. FINANCIAL AGREEMENTS

An amended and restated financing agreement with BNYF, originally entered into in July, 1991, amended and restated effective as of February 21, 1995, and further amended effective as of September 28, 1995 (the Amended Financing Agreement) provides the Company with a $60 million credit facility for letters of credit and direct borrowings, with a sublimit for loans and advances of $40 million ($47 million for the period from October 1, 1995 through November 30, 1995). At June 30, 1995, the Company was in an overadvance position of $5.3 million, with BNYF permitting overadvances up to $6.0 million. The amount of financing available is based upon a formula incorporating eligible receivables and inventory, cash balances, other collateral, and permitted overadvances, all as defined in the Amended Financing Agreement. The Amended Financing Agreement is collateralized by substantially all of the Company's assets, including accounts receivable and inventory.

                     BERNARD CHAUS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6. FINANCIAL AGREEMENTS (Continued)

Interest on direct borrowings is payable monthly at an annual rate equal to the higher of (i) The Bank of New York's prime rate (9.0% at June 30, 1995) plus 0.5% (The Bank of New York prime rate plus 1.5% in the event the Company's overadvance position exceeds the allowable overadvances) or (ii) the Federal Funds Rate in effect plus 1% (Federal Funds Rate plus 2% in the event the Company's overadvance position exceeds the allowable overadvances). There is a commitment fee of 0.375% of the unused portion of the line, payable monthly, and letter of credit fees equal to 0.125% of the outstanding letter of credit balance, payable monthly. The Amended Financing Agreement required the payment of a due diligence and facility fee aggregating $0.6 million during fiscal 1995. In addition, the Amended Financing Agreement provides for the payment of minimum service charges of $0.5 million per annum. The Company may terminate the Amended Financing Agreement upon 90 days' prior written notice at any time, subject to termination fees. BNYF may terminate after February 21, 1998, upon 60 days' written notice to the Company. The weighted average interest rate was 6.5%, 6.7% and 8.9% for the years ended June 30, 1993, 1994 and 1995, respectively.

The Amended Financing Agreement contains covenants relative to minimum levels of working capital and net worth and a cap on personal property leases. The Company is also prohibited from declaring or paying dividends, or making other distributions on its capital stock, with certain exceptions. During the first, second and fourth quarters of fiscal year 1995, the Company was not in compliance with certain financial covenants. BNYF has waived such noncompliance.

As part of the renegotiation (see Note 7), in February 1995 Josephine Chaus increased the Letter of Credit from $7.2 million to $10 million and extended its term from April 15, 1995 to October 31, 1995 (the February Increase/Extension) and has, in September 1995, further extended its term to January 31, 1996 (the September Extension) and, in October 1995, provided the Company with an option to further extend the Letter of Credit to July 31, 1996. Additionally, Ms. Chaus provided BNYF with the Guarantee. In consideration for these actions, a Special Committee of the Company's Board of Directors of the Company (the Special Committee) has authorized the issuance of warrants (the 1995 Warrants) consisting of (a) warrants to purchase 815,000 shares of the Company's Common Stock (the February Increase Warrants) at an exercise price of $4.05 per share, (b) warrants to purchase 535,000 shares of the Company's common stock (the Guarantee Warrants) at an exercise price of $4.05 per share and (c) warrants to purchase 230,000 shares of the Company's common stock (the September Extension Warrants) at an exercise price of $6.75 per share. The exercise prices of the February Increase Warrants and the Guarantee Warrants are equal to 120% of the closing price of the Company's Common Stock on the New York Stock Exchange (the NYSE) on May 17, 1995, the day immediately preceding the date when the Special Committee approved the issuance of such warrants; and the exercise price of the September Extension Warrants is equal to 120% of the closing price of the Company's Common Stock on the NYSE on September 14, 1995, the date when the Special Committee approved the September Extension Warrants. The 1995 Warrants are subject to stockholder approval and receipt of an opinion from a nationally recognized investment banking firm that the terms of the 1995 Warrants are commercially reasonable. The Guarantee Warrants reflect compensation for the provision of the Guarantee only through October 31, 1995; thereafter, for each three month period of the Guarantee, Ms. Chaus will receive cash compensation of $50,000.

The 1995 Warrants will be exercisable for five years from the date of issuance and will be (in the case of the February Increase Warrants and the Guarantee Warrants, but not the September Extension Warrants) fully transferable. In addition, the Company has borne all out-of-pocket expenses incurred by Josephine Chaus in providing the credit support, which thereby reduced the number of warrants received by her accordingly. Josephine Chaus will forfeit a pro rata portion of the February Increase Warrants and/or Guarantee Warrants if the Letter of Credit and/or the Guarantee, as applicable, is terminated before

                     BERNARD CHAUS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6. FINANCIAL AGREEMENTS (Continued)

October 31, 1995; and will forfeit a pro rata portion of the September Extension Warrants if the Letter of Credit is terminated before January 31, 1996.

Josephine Chaus possesses the power to vote more than 50% of the outstanding shares of Common Stock. Consequently, the affirmative vote of Josephine Chaus for the issuance of the 1995 Warrants to her is sufficient to approve such issuance without the vote of any other stockholders. Josephine Chaus has advised the Company that she intends to vote all of her shares in favor of such issuance. As a result, the Company has recorded a charge to interest expense with a corresponding increase to additional paid-in capital of $0.5 million for the issuance of the February Increase Warrants and the Guarantee Warrants during the fourth quarter of fiscal 1995 and will reflect a charge for the issuance of the September Extension Warrants during fiscal 1996. Additionally, in consideration for credit support provided to the Company in connection with the prior financing agreement with the BNYF, Josephine Chaus was granted 1,216,500 warrants (the 1994 Warrants) exercisable through November 22, 1999 at prices ranging between $2.25 to $4.62 per share. The value of the 1994 Warrants has been included as a charge to interest expense ($0.7 million) during fiscal 1995 with a corresponding increase to paid-in capital.

In June 1995, the Company and a major trading company entered into a sales and financing agreement (the S&F Agreement) which provided the Company with additional financing to purchase its products. Either party may terminate the S&F Agreement upon 30 days' written notice to the other party.

7. SUBORDINATED PROMISSORY NOTES

The Company has outstanding at June 30, 1995, $21.1 million of subordinated promissory notes payable to Josephine Chaus certain of which were originally issued on June 30, 1986 and the remainder of which were issued in February and March 1991 (the "Subordinated Notes"). The Company has been prohibited from making payments of principal or interest on the Subordinated Notes since 1993 (with the exception of principal payments of approximately $.5 million, $.3 million and $.3 million in November 1993, February 1994 and August 1994, respectively) as a result of restrictive covenants under the prior financing agreement and the Amended Financing Agreement. In September 1995, Josephine Chaus extended the maturity date on all of the Subordinated Notes (which were to mature on April 1, 1996) to July 1, 1996. In connection with the proposed equity offering, Ms. Chaus subsequently agreed to extend the maturity date of the Subordinated Notes to July 1, 1998, subject to the consummation of such offering.

In September 1994, Josephine Chaus loaned $7.2 million to the Company in exchange for subordinated promissory notes bearing interest at 12% per annum. Proceeds of such cash infusion were used for costs and associated expenses related to the signing of the Company's new chief executive officer. In November 1994, in order to provide additional equity to the Company, to enhance the Company's balance sheet and to accommodate the Bank, Josephine Chaus subsequently agreed, at the request of the Special Committee, to exchange such notes for shares of Common Stock of the Company on terms determined by a Special Committee of the Board of Directors. In November 1994, following stockholder approval, Josephine Chaus exchanged such notes, including accrued interest thereon ($.2 million), for 1,914,500 shares of Common Stock (based upon a purchase price of $3.85 per share). The purchase price was determined by the Special Committee and the purchase was approved by the Company's stockholders at the November 22, 1994 Annual Meeting of Stockholders.

                     BERNARD CHAUS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8. EMPLOYEE BENEFIT PLANS

Pension Plan:

Pursuant to a collective bargaining agreement, all of the Company's union employees are covered by a defined benefit pension plan. Pension expense amounted to approximately $28,000, $61,000 and $53,000 in fiscal 1993, 1994 and 1995, respectively. As of December 31, 1994, the actuarial present value of the accumulated vested and non-vested plan benefits amounted to $0.4 million and net assets available for benefits amounted to $0.3 million. Actuarial assumptions related to weighted average interest rate and weighted average rate of return were 8.25% and 8.5%, respectively, for fiscal 1993, and 8.0% and 8.5%, respectively, for both fiscal 1994 and 1995.

Savings Plan:

The Company has a savings plan (the Savings Plan) under which eligible employees may contribute a percentage of their compensation and the Company (subject to certain limitations) will match 50% of the employee's contribution. Company contributions will be invested half in the Common Stock of the Company and half in investment funds selected by the participant and are subject to vesting provisions of the Savings Plan. Expense under the Savings Plan was approximately $0.3 million, $0.3 million and $0.2 million in fiscal 1993, 1994, and 1995, respectively. An aggregate of 100,000 shares of Common Stock has been reserved for issuance under the Savings Plan.

Incentive Award Plan:

The Company maintains an incentive award plan (the Award Plan) pursuant to which eligible participants may be awarded bonuses if net earnings of the Company reach a predetermined level. No compensation has been awarded under the Award Plan in the fiscal years ended June 30, 1993, 1994 and 1995.

Restricted Stock Plan:

In November 1987, the Company's stockholders approved the adoption of a restricted stock plan (the Restricted Plan). Pursuant to the Restricted Plan, 250,000 restricted shares of the Company's Common Stock were reserved for allocation to key employees of the Company. The restrictions on the shares terminate as to 25 percent of such shares on each anniversary of their date of allocation. As of June 30, 1995, no restricted shares have been granted under this plan.

Stock Option Plan:

Pursuant to the Stock Option Plan (the Option Plan), the Company may grant to eligible individuals incentive stock options, as defined in the Internal Revenue Code, and non-incentive stock options. At the annual meeting of stockholders in November 1993, the stockholders approved the increase in the number of shares of Common Stock with respect to which options may be granted from 1,500,000 shares to 2,500,000 shares. No stock options may be granted subsequent to 1996 and the exercise price may not be less than 100% of the fair market value on the date of grant for incentive stock options and 85% of the fair market value on the date of grant for non-incentive stock options.

Grossman Option Plan:

At the annual stockholders meeting in November 1994, the stockholders approved the issuance of options for the Company's new Chief Executive Officer (the Grossman Option Plan) to purchase 3,000,000 shares of common stock. Of this amount, 1,500,000 options were granted in September 1994 (and included in the following table), and the balance were granted in September 1995 in connection with the extension of the term of his employment agreement.

                     BERNARD CHAUS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8. EMPLOYEE BENEFIT PLANS (Continued)

                                         NON-INCENTIVE
                                         STOCK OPTIONS
                                 ----------------------------
                                   NUMBER OF   EXERCISE PRICE
                                    SHARES          RANGE
                                 -----------  ---------------

Outstanding at June 30, 1992  .. 1,286,108    $2.375 -- $6.500
Options granted in fiscal 1993      86,906    $2.875 -- $9.375
Options canceled ...............   (21,027)   $4.250  - $5.375
Options exercised ..............  (239,523)   $2.375 -- $6.500
                                 -----------
Outstanding at June 30, 1993  .. 1,112,464    $2.375 -- $9.375
Options granted in fiscal 1994     630,000    $1.875 -- $4.750
Options canceled ...............  (323,316)   $2.875 -- $6.500
                                 -----------
Outstanding at June 30, 1994  .. 1,419,148    $1.875 -- $9.375
Options granted in fiscal 1995   2,186,688    $ 2.25 -- $4.750
Options canceled ...............  (555,428)   $2.000 -- $9.375
Options exercised ..............  (183,550)   $2.000 -- $4.750
                                 -----------
Outstanding at June 30, 1995  .. 2,866,858    $1.875 -- $4.875
                                 ===========  ===============


The stock options become exercisable in annual 25% increments commencing one year after issuance. As of June 30, 1995 options to purchase approximately 573,000 shares were exercisable.

At June 30, 1995, a total of approximately 5,363,000 shares of Common Stock were reserved for issuance under the Stock Option, Savings and Grossman Option Plans.

9. RESTRUCTURING AND UNUSUAL EXPENSES

Relative to the restructuring program discussed in Note 1, during the first fiscal quarter of 1995 the Company recorded restructuring expenses of $1.2 million. These costs primarily related to employee severance as the Company continued to reduce overhead costs.

In January 1995, the Company signed favorable early termination agreements with the landlords of certain outlet stores, for which the Company had previously provided a reserve as part of its restructuring expenses at June 30, 1994. As a result, the Company was able to reduce its restructuring expenses by approximately $1.3 million. The benefit of this reduction was offset, however, by certain additional expenses provided by the Company related to its retail and overseas operations.

In fiscal 1994, the Company recorded restructuring expenses of $5.3 million. These expenses included $2.1 million for closing selected outlet stores, $2.5 million for the consolidation and closing of office and warehouse space and $0.7 million for employee severance.

During the first fiscal quarter of 1995, the Company recorded unusual expenses of $7.8 million primarily related to costs associated with the signing of the Company's new Chief Executive Officer. In the fourth quarter of fiscal 1995, the Company recorded an additional $0.5 million related to certain legal matters. During the fourth quarter of fiscal 1994, the Company recorded $1.9 million of unusual expense consisting primarily of expenses arising from the abandonment of fixed assets, certain legal matters and the winding down of the Company's Canadian joint venture.

                     BERNARD CHAUS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10. COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

Lease Obligations:

The Company leases showroom, distribution and office facilities, retail outlet facilities and equipment under various noncancellable operating lease agreements which expire through 2005. Rental expense for the years ended June 30, 1993, 1994 and 1995 was approximately $8.1 million, $11.2 million (approximately $3.7 million of which is included in restructuring expenses) and $7.0 million, respectively.

The minimum aggregate rental commitments at June 30, 1995 are as follows (in thousands):

 Fiscal year ending:
 1996 .............. $ 5,512
 1997 ..............   2,644
 1998 ..............   1,362
 1999 ..............   1,116
 2000 ..............     870
Subsequent to 2000     1,558
                     --------
                     $13,062
                     ========

Letters of Credit:

The Company is contingently liable under letters of credit issued by banks to cover contractual commitments for merchandise purchases of approximately $11.0 million at June 30, 1995.

Litigation:

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

On April 19, 1993, a Class Action Complaint was filed in the Superior Court of New Jersey, Hudson County, against the Company and others, including the lead underwriter of the Company's 1986 initial public offering, alleging common law fraud and negligent misrepresentation in the sale of the Company's stock in its initial public offering, allegations that are substantially similar to the claims that were dismissed with prejudice in the federal court. One of the plaintiffs from the federal action was originally a party in this action in state court. On June 18, 1993, the Company received by mail, a copy of Jury Demand Class Action in the Superior Court of New Jersey, Hudson County, entitled Theodore M. Wietecha and Lisa A. Phifer v. Bernard Chaus, Inc. et al. The complaint was amended in September 1993 to delete Lisa Phifer as a plaintiff. On May 27, 1994, the Company moved to dismiss the complaint and/or to deny or limit class status. On May 27, 1994, the Company moved to dismiss the complaint and/or to deny or limit class status. In a decision rendered in November, 1994, the Superior Court denied the plaintiff's motion for the class certification and dismissed all claims against the director defendants (Josephine Chaus and the Estate of Bernard Chaus) and all claims not based upon actual reliance.

With the denial of class certification, absent a successful appeal, the plaintiff's claims would not have a material adverse affect on the Company. In any event, management believes, based on the advice of counsel, that such action is without merit.

                     BERNARD CHAUS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10. COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

 A claim for indemnification has been asserted by the Company's former Underwriters against the Company. The indemnification claim demands repayment of the legal fees and expenses incurred by the Underwriters in connection with the consolidated class actions entitled Phifer v. Chaus, et al. Discussions are ongoing with counsel for the Underwriters to resolve this claim.

The Company is also involved in various other legal proceedings arising out of the conduct of its business. The Company believes that the eventual outcome of the proceedings referred to above will not have a material adverse effect on the Company's financial condition or results of operations.

Employment Agreement:

The Company has entered into a number of employment agreements with various senior executives. In addition to his $1 million salary, Mr. Grossman is entitled to a bonus equal to 5% of the Company's annual net profits, as defined, for the duration of his agreement, which expires in 2004.

11. SUBSEQUENT EVENTS

In September 1995, the Company entered into the Nautica License Agreement under which the Company will have an exclusive license to manufacture, market, distribute and sell licensed product for women under the Nautica(Registered Trademark) brand name in the United States and Puerto Rico. The Company's licensed Nautica product line will be distributed in major department and specialty stores, at "better" to "bridge" price points in Nautica designed in-store shops. Nautica has developed significant brand-name recognition with its men's apparel lines. This relationship will provide the Company with exposure to "better" to "bridge" departments, while creating an alliance with a leading company in the apparel industry. The Company expects to make the first sales of its licensed Nautica products during the first quarter of fiscal 1997. The Company's license from Nautica is limited to women's sportswear collections including coordinating knits, blouses, wovens, sweaters, pants, skirts, jackets, and outerwear and sportswear dresses bearing the Nautica brand names and marks. The Company's license from Nautica excludes business dresses, suits, coats and raincoats that are not part of a sportswear collection. The license also excludes shoes, scarves, socks, stockings or accessories for ladies bearing the Nautica brand names and marks.

The initial term of the Nautica License Agreement runs through December 31, 1999, and is thereafter renewable for up to two periods of three years each, provided that certain conditions are met (including the successful attainment of certain sales targets and the requirement that Andrew Grossman continue in his position as Chief Executive Officer during the term of the Nautica License Agreement). Under the Nautica License Agreement, the Company is obligated to raise at least $10.0 million in equity capital by December 31, 1995, and to devote at least $7.0 million to the fulfillment of its obligations under the Nautica License Agreement. The Company's obligations also include minimum royalty and advertising payments and the construction of a separate showroom for the display of the Company's licensed Nautica products. Under the Nautica License Agreement, the Company intends to dedicate a full operational merchandising and retail development group to its licensed Nautica product line.

Pursuant to the terms of the Nautica License Agreement, the Company has granted Nautica a ten-year option to purchase up to 150,000 shares of the Company's Common Stock at a purchase price of $5.00 per share (the closing price of the Common Stock on the NYSE on September 6, 1995, the date the Company entered into the Nautica License Agreement).

The Company is preparing a Registration Statement for filing with the Securities and Exchange Commission in October 1995 with respect to an equity offering of 5,000,000 shares of Common Stock. Proceeds of the offering will be used to satisfy the Nautica License Agreement's requirements and to support the growth of the Company's existing Chaus product lines. If the proposed public offering is not consummated by December 31, 1995 and no alternative source of equity is raised to satisfy the requirements under the Nautica license, Nautica would have the right to terminate the Nautica License Agreement.

                                                                   SCHEDULE II

                      BERNARD CHAUS, INC. & SUBSIDIARIES
                      VALUATION AND QUALIFYING ACCOUNTS

                                                     ADDITIONS
                                       BALANCE AT    CHARGED TO                  BALANCE
                                      BEGINNING OF   COSTS AND                  AT END OF
DESCRIPTION                               YEAR        EXPENSES     DEDUCTIONS     YEAR
-----------------------------------  ------------  ------------  ------------  ---------
                                                        (IN THOUSANDS)
Year ended June 30, 1995
 Allowance for doubtful accounts  .. $  355        $   225       $   (39)(1)   $  619
                                     ============  ============  ============  =========
Reserve for sales discounts and
 customer allowances and deductions  $5,985        $33,695       $36,073 (2)   $3,607
                                     ------------  ------------  ------------  ---------
Accrued restructuring expenses  .... $4,079        $ 1,200       $ 2,475 (3)   $2,084
                                     ------------  ------------  ------------  ---------
Year ended June 30, 1994
 Allowance for doubtful accounts  .. $  412        $   117       $   174 (1)   $  355
                                     ------------  ------------  ------------  ---------
Reserve for sales discounts and
 customer allowances and deductions  $3,929        $33,955       $31,899 (2)   $5,985
                                     ------------  ------------  ------------  ---------
Accrued restructuring expenses  .... $    0        $ 5,300       $ 1,221 (4)   $4,079
                                     ------------  ------------  ------------  ---------
Year ended June 30, 1993
 Allowance for doubtful accounts  .. $  305        $   (25)      $  (132)(1)   $  412
                                     ------------  ------------  ------------  ---------
Reserve for sales discounts and
 customer allowances and deductions  $3,711        $22,958       $22,740 (2)   $3,929
                                     ============  ============  ============  =========

---------------
   (1) Uncollectible accounts written off.
   (2) Allowances charged to reserve and granted to customers.
   (3) Reversal of provision no longer required and expenses charged to reserve.
   (4) Expenses charged to reserve.