Form 10-Q
period 1995-09-30
CHAUS BERNARD INC
filed 1995-10-31
CIK 793983

                     BERNARD CHAUS, INC. AND SUBSIDIARIES


                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                                  -----------

                                   FORM 10-Q


[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934.

For the quarterly period ended         September 30, 1995                .
                               ------------------------------------------

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from __________________to __________________.


                      Commission file number   1-9169

                              BERNARD CHAUS, INC.
            (Exact Name of Registrant as Specified in its Charter)

          New York                                   13-2807386
(State or other jurisdiction of            (I.R.S. employer identification
 incorporation or organization)                       number)


      1410 Broadway, New York, New York                         10018
---------------------------------------------------------------------------
   (Address of Principal Executive Offices)                   (Zip Code)

      Registrant's telephone number, including area code  (212) 354-1280


-----------------------------------------------------------------------------
             Former name, former address and former fiscal year,
                         if changed since last report

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes X No ____.

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       Date                        Class                 Shares Outstanding

October 27, 1995    Common Stock, $0.01 par value            21,133,641
----------------    -----------------------------      ----------------

                     BERNARD CHAUS, INC. AND SUBSIDIARIES


                                     INDEX


PART I            FINANCIAL INFORMATION

Item 1            Financial Statements (Unaudited)                                                                         PAGE

                  Condensed Consolidated Balance Sheets as of
                  September 30, 1995, June 30, 1995 and
                  September 30, 1994                                                                                          3

                  Condensed Consolidated Statements of Operations
                  for the Quarters ended September 30, 1995 and 1994                                                          4

                  Condensed Consolidated Statements of Cash Flows
                  for the Quarters ended September 30, 1995 and 1994                                                          5

                  Notes to Condensed Consolidated Financial Statements                                                    6 - 8

Item 2            Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                                                    9 - 13

PART II           OTHER INFORMATION

Item 6            Exhibits and Reports on Form 8-K                                                                           14


SIGNATURES                                                                                                                   15


                                       BERNARD CHAUS, INC. AND SUBSIDIARIES



         PART I - FINANCIAL INFORMATION
         Item 1. Financial Statements (Unaudited)

                     BERNARD CHAUS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
              (In thousands, except share and per share amounts)

                                                                      September 30,        June 30,     September 30,
                                                                            1995              1995           1994

         ASSETS
         Current Assets
          Cash and cash equivalents                                    $    217            $    418           $    798
          Accounts receivable, net                                       28,025               7,646             34,366
          Inventories                                                    22,083              16,203             23,904
          Prepaid expenses and other current assets                         908               1,523              2,219
                                                                       --------            --------           --------
            Total current assets                                         51,233              25,790             61,287
         Fixed assets - net                                               2,246               2,392              3,445
         Other assets                                                       543                 478                557
                                                                       --------            --------           --------
                                                                        $54,022             $28,660            $65,289
                                                                        =======             =======            =======

         LIABILITIES AND STOCKHOLDERS' DEFICIENCY
         Current Liabilities
           Notes payable - banks                                        $36,307             $18,698            $29,958
           Accounts payable                                              21,427              12,922             19,319
           Accrued expenses                                               5,568               5,549              6,991
           Accrued restructuring expenses                                 1,594               2,535              2,549
                                                                        -------             -------            -------
             Total current liabilities                                   64,896              39,704             58,817
         Subordinated promissory notes                                   21,678              21,066             19,354
         Accrued restructuring expenses                                     108                 269              2,242
                                                                        -------             -------            -------
                                                                         86,682              61,039             80,413
         STOCKHOLDERS' DEFICIENCY
           Preferred stock, $.01 par value,
            authorized shares -- 1,000,000;
            outstanding shares -- none
           Common stock, $.01 par value; authorized shares --
            50,000,000; issued shares -- 21,108,641 at
            September 30, 1995, 21,073,081 at
            June 30, 1995 and 20,904,531 at
            September 30, 1994                                              211                 211                209
           Additional paid-in capital                                    49,479              49,353             47,632
           Deficit                                                      (80,870)            (80,463)           (61,485)
           Less:  Treasury stock, at cost --
           622,700 shares                                                (1,480)             (1,480)            (1,480)
                                                                       --------            --------           --------

              Total stockholders' deficiency                            (32,660)            (32,379)           (15,124)
                                                                       --------            --------           --------
                                                                       $ 54,022            $ 28,660           $ 65,289
                                                                       ========            ========           ========


          See accompanying notes to condensed consolidated financial statements.

                     BERNARD CHAUS, INC. AND SUBSIDIARIES




                     BERNARD CHAUS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              (In thousands, except share and per share amounts)

                                                                                          FOR THE QUARTER ENDED
                                                                                     September 30,         September 30,
                                                                                        1995                   1994
                                                                                        ----                   ----


                  Net sales                                                            $48,885                $65,391
                  Cost of goods sold                                                    38,141                 51,702
                                                                                        ------                 ------
                  Gross profit                                                          10,744                 13,689

                  Selling, general and administrative expenses                           9,764                 12,200
                  Restructuring expenses                                                   -                    1,200
                  Unusual expenses                                                         -                    7,833
                                                                                        -------                ------
                                                                                           980                 (7,544)

                  Interest expense                                                      (1,419)                (1,350)
                  Interest and other income, net                                           108                     35
                                                                                        -------               --------

                  Loss before provision for income taxes                                  (331)                (8,859)
                  Provision for income taxes                                                76                     76
                                                                                       -------                -------

                  Net loss                                                              ($ 407)              ($ 8,935)
                                                                                       ========               ========

                  Net loss per share                                                    ($0.02)              ($  0.48)
                                                                                       ========               --------

                  Weighted average number of common
                    shares outstanding                                              20,461,000             18,718,000
                                                                                    ==========             ==========




          See accompanying notes to condensed consolidated financial statements.

                    BERNARD CHAUS, INC. AND SUBSIDIARIES


                    BERNARD CHAUS, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (In thousands)


                                                                                        FOR THE QUARTER ENDED
                                                                                 September 30,            September 30,
                                                                                    1995                     1994
                                                                                  ---------                 -------

                 OPERATING ACTIVITIES
                  Net loss                                                          ($407)                  ($8,935)
                  Adjustments to reconcile net loss to net
                     cash used in operating activities:
                      Depreciation and amortization                                   284                       158
                      Provision for losses on accounts receivable                      45                        45
                      Non-cash interest expense                                       612                       736
                  Changes in operating assets and liabilities:
                      Accounts receivable                                         (20,424)                  (16,654)
                      Inventories                                                  (5,880)                    1,599
                      Prepaid expenses and other assets                               550                     1,503
                      Accounts payable                                              8,505                     5,029
                      Accrued expenses                                                 19                       281
                      Accrued restructuring expenses                               (1,102)                      712
                                                                                 --------                 ---------
                  Net Cash Used In Operating Activities                           (17,798)                  (15,526)

                  INVESTING ACTIVITIES
                  Purchases of fixed assets - net of disposal                        (138)                        9
                                                                                 --------                 ---------
                  Net Cash Used In Investing Activities                              (138)                        9

                  FINANCING ACTIVITIES
                  Net proceeds from short-term bank borrowings                     17,609                     8,843
                  Principal payments on subordinated
                    promissory notes                                                 -                         (250)
                  Proceeds from issuance of subordinated
                    promissory notes                                                 -                        7,200
                  Net proceeds from exercise of options                               126                        54
                                                                                  -------                   -------
                  Net Cash Provided By Financing Activities                        17,735                    15,847
                                                                                   ------                    ------

                  (Decrease) increase in cash and cash equivalents                   (201)                      330
                  Cash and Cash Equivalents, Beginning of Quarter                     418                       468
                                                                                   ------                    ------
                  Cash and Cash Equivalents, End of Quarter                        $  217                    $  798
                                                                                   ======                    ======

                   Cash Paid for:
                    Taxes                                                              11                         5
                    Interest                                                          888                       575
                   Supplemental schedule of non-cash financing activities:
                    Exchange of subordinated promissory notes for
                      common stock                                                    -                       7,200



          See accompanying notes to condensed consolidated financial statements.

                     BERNARD CHAUS, INC. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
           Quarters Ended September 30, 1995 and September 30, 1994

1.     SUMMARY  OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results in the quarter ended September 30, 1995 are not necessarily indicative of the results that may be expected for the year ending June 30, 1996 or any other period. The balance sheet at June 30, 1995 has been derived from the audited financial statements at that date. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 1995.

Net Loss Per Share: Net loss per share has been computed by dividing the applicable net loss by the weighted average number of common shares outstanding. Common equivalent shares were not included as their inclusion would have been antidilutive.

Reclassifications: Certain reclassifications were made to the September 30, 1994 financial information to conform to the September 30, 1995 presentation.

2.       INVENTORIES

Inventories (principally finished goods) are stated at the lower of cost, using the first-in first-out (FIFO) method, or market. Included in inventories is merchandise in transit of approximately $8.4 million at September 30, 1995, $4.8 million at June 30, 1995 and $9.7 million at September 30, 1994.

3.       FINANCIAL AGREEMENTS

An amended and restated financing agreement with BNY Financial Corporation
(BNYF), a wholly owned subsidiary of The Bank of New York, originally entered into in July 1991, amended and restated effective as of February 21, 1995, and further amended effective as of September 28, 1995 (the Amended Financing Agreement), provides the Company with a $60 million credit facility for letters of credit and direct borrowings, with a sublimit for loans and advances of $40 million ($47 million for the period from October 1, 1995 through November 30, 1995). At September 30, 1995, the Company was in an overadvance position of approximately $5.9 million, with the Amended Financing Agreement permitting overadvances up to $6.0 million. The amount of financing available is based upon a formula incorporating eligible receivables and inventory, cash balances, other collateral, and permitted overadvances, all as defined in the Amended Financing Agreement. The Amended Financing Agreement is

                     BERNARD CHAUS, INC. AND SUBSIDIARIES

collateralized by substantially all of the Company's assets, including accounts receivable and inventory. Interest on direct borrowings is payable monthly at an annual rate equal to the higher of (i) The Bank of New York's prime rate (8.75% at September 30, 1995) plus 0.5% (The Bank of New York prime rate plus 1.5% in the event the Company's overadvance position exceeds the allowable overadvances) or (ii) the Federal Funds Rate in effect plus 1% (Federal Funds Rate plus 2% in the event the Company's overadvance position exceeds the allowable overadvances). There is a commitment fee of 0.375% of the unused portion of the line, payable monthly, and letter of credit fees equal to 0.125% of the outstanding letter of credit balance, payable monthly. The Amended Financing Agreement requires the payment of a due diligence and facility fee aggregating $0.6 million. In addition, the Amended Financing Agreement provides for the payment of minimum service charges of $0.6 million per annum. The Company may terminate the Amended Financing Agreement upon 90 days' prior written notice at any time, subject to termination fees. BNYF may terminate after February 21, 1998, upon 60 days' written notice to the Company.

The Amended Financing Agreement contains covenants relative to minimum levels of working capital and net worth and a cap on personal property leases. The Company is also prohibited from declaring or paying dividends, or making other distributions on its capital stock, with certain exceptions.

4.  SUBORDINATED PROMISSORY NOTES

The Company had outstanding at September 30, 1995, $21.7 million of subordinated promissory notes payable to Josephine Chaus, certain of which were originally issued on June 30, 1986 and the remainder of which were issued in February and March 1991 (the Subordinated Notes). The Company has been prohibited from making payments of principal or interest on the Subordinated Notes since 1993 (with the exception of principal payments of approximately $0.5 million, $0.3 million and $0.3 million in November 1993, February 1994 and August 1994, respectively) as a result of restrictive covenants under the Amended Financing Agreement. In connection with the proposed public offering (see Note 6), Ms. Chaus agreed to extend the maturity date of the Subordinated Notes (which were to mature on July 1, 1996) to July 1, 1998, subject to the consummation of such offering, and to October 1, 1996 if the offering is not consummated.

In September 1994, Josephine Chaus loaned $7.2 million to the Company in exchange for subordinated promissory notes bearing interest at 12% per annum. Proceeds of such cash infusion were used for costs and associated expenses related to the signing of the Company's new Chief Executive Officer. In November 1994, in order to provide additional equity to the Company, to enhance the Company's balance sheet and to accommodate BNYF, subject to stockholder approval, Josephine Chaus agreed, at the request of a special committee consisting of disinterested members of the Board of Directors of the Company (the Special Committee), to exchange such notes for shares of Common Stock of the Company on terms determined by

                     BERNARD CHAUS, INC. AND SUBSIDIARIES

the Special Committee. In November 1994, Josephine Chaus advised the Company that she intended to vote all of her shares in favor of such exchange. Josephine Chaus possesses the power to vote more than 50% of the outstanding shares of Common Stock. Consequently, the affirmative vote of Josephine Chaus for the exchange of such subordinated promissory notes for equity was sufficient to approve such exchange without the vote of any other stockholders. As a result, the Company reflected the exchange of such subordinated promissory notes, including accrued interest thereon ($0.2 million), for 1,914,500 shares of Common Stock (based upon a purchase price of $3.85 per share), at September 30, 1994. The purchase price was determined by the Special Committee and the purchase was approved by the Company's stockholders at the November 22, 1994 Annual Meeting of Stockholders.

5.       RESTRUCTURING AND UNUSUAL EXPENSES

During the first quarter of fiscal 1995, the Company recorded unusual expenses of $7.8 million, primarily related to costs associated with the signing of the Company's new Chief Executive Officer, and $1.2 million in restructuring expenses related to employee severance.

6.       PROPOSED PUBLIC OFFERING

The Company filed a Registration Statement on Form S-2 on October 10, 1995 with respect to a proposed underwritten public offering of 5,000,000 shares of Common Stock (plus up to an additional 750,000 shares of Common Stock which the underwriters thereof have an option to purchase to cover over-allotments, if any).

                     BERNARD CHAUS, INC. AND SUBSIDIARIES

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Operating results for the quarter ended September 30, 1995 are not necessarily indicative of the results that may be expected for the year ending June 30, 1996 or any other period.

In the quarter ended September 30, 1995, net sales decreased by $16.5 million or 25.2% compared to the quarter ended September 30, 1994. This sales decrease was primarily due to a reduction in the number of units sold and higher sales incentive discounts, partially offset by higher standard selling prices, lower promotional allowances, lower term discounts and lower returns.

In the quarter ended September 30, 1995, gross profit as a percentage of net sales increased to 22.0% from 20.9% in the quarter ended September 30, 1994. The increase in gross profit, as a percentage of net sales, was attributable to a decrease in promotional allowances and higher standard selling prices, partially offset by higher sales incentive discounts.

Selling, general and administrative expenses decreased by $2.4 million in the quarter ended September 30, 1995 as compared to the quarter ended September 30, 1994, which was primarily attributable to the implementation of cost reduction programs under a corporate restructuring which was initiated toward the end of fiscal 1994. As a percentage of net sales, selling, general and administrative expenses increased to 20.0% in the quarter ended September 30, 1995 from 18.7% in the quarter ended September 30, 1994.

During the first quarter of fiscal 1995, the Company recorded unusual expenses of $7.8 million, primarily related to costs associated with the signing of the Company's new Chief Executive Officer, and $1.2 million in restructuring expenses related to employee severance.

Interest expense in the quarter ended September 30, 1995 increased as compared with the comparable quarter of the prior fiscal year, primarily due to higher average bank borrowings at higher rates.


Financial Position, Liquidity and Capital Resources

General

Net cash used in operating activities was $17.8 million in the quarter ended September 30, 1995 as compared to $15.5 million in the quarter ended September 30, 1994. The net cash used in

                     BERNARD CHAUS, INC. AND SUBSIDIARIES

operating activities during the quarter ended September 30, 1995 resulted primarily from increases in accounts receivable ($20.4 million), increases in inventory ($5.9 million), and decreases in accrued restructuring expenses ($1.1 million), offset partially by increases in accounts payable ($8.5 million).

Amended Financing Agreement

The Company and BNY Financial Corporation ("BNYF") entered into a financing agreement in July 1991, which was amended and restated effective as of February 21, 1995, and further amended effective as of September 28, 1995 (the "Amended Financing Agreement"). The September 28, 1995 amendment to the Amended Financing Agreement is sometimes referred to herein as the "September Amendment." The Amended Financing Agreement provides the Company with a $60 million credit facility for letters of credit and direct borrowings, with a sublimit for loans and advances of $40 million ($47 million for the period from October 1, 1995 to November 30, 1995). The amount of financing available is based upon a formula incorporating eligible receivables and inventory, cash balances, other collateral, and permitted overadvances, all as defined in the Amended Financing Agreement. At September 30, 1995, the Company had an overadvance position of approximately $5.9 million under the Amended Financing Agreement, with the Amended Financing Agreement permitting overadvances up to $6.0 million. The Amended Financing Agreement is collateralized by substantially all of the Company's assets, including accounts receivable and inventory.

Credit Support

Josephine Chaus has arranged for a letter of credit (the "Letter of Credit") in various amounts since April 1994 in return for which BNYF has increased the availability under the Amended Financing Agreement. As part of the negotiations with BNYF in connection with the Amended Financing Agreement, in February 1995 Josephine Chaus increased the Letter of Credit to $10.0 million and extended its term until October 31, 1995 (the "February Increase/Extension"). In September 1995, Ms. Chaus further extended the term of the Letter of Credit to January 31, 1996 (the "September Extension"). Subsequently, in connection with the September Amendment, Ms. Chaus provided the Company with an option to further extend the Letter of Credit to July 31, 1996 (the "July Option"), subject to the consummation of the Company's proposed public offering (see "-- Nautica License Agreement/Future Financing Requirements"). In addition, in February 1995, Ms. Chaus provided a $5.0 million personal guarantee (the "Guarantee"), to be in effect during the Amended Financing Agreement's three-year term.

In consideration of the February Increase/Extension, the Guarantee and the September Extension, a special committee consisting of disinterested members of the Board of Directors of the Company (the "Special Committee") authorized the issuance, subject to approval of the stockholders of the Company at its November 15, 1995 Annual Meeting of Stockholders, of

                     BERNARD CHAUS, INC. AND SUBSIDIARIES

warrants to purchase an aggregate of 1,580,000 shares of Common Stock at prices ranging between $4.05 and $6.75 per share. Because Ms. Chaus possesses the power to vote more than 50% of the outstanding shares of Common Stock, Ms. Chaus's affirmative vote in favor of the issuance of such warrants to her is sufficient to approve such issuance without the vote of any other stockholders. Ms. Chaus has advised the Company that she intends to vote all of her shares in favor of such issuance. As a result, the Company reflected the issuance of the warrants for the February Increase/Extension and the Guarantee at June 30, 1995. The value of such warrants ($0.7 million) was included as a charge to interest expense with a corresponding increase to additional paid-in capital. Ms. Chaus received warrant compensation for her provision of the Guarantee only through October 31, 1995. Thereafter, for each three month period of the Guarantee, she will receive cash compensation of $50,000. The issuance of the warrants for the September Extension will be recorded in the second quarter of fiscal 1996 at a value of $0.2 million to be included as a charge to interest expense with a corresponding increase to additional paid-in capital. In the event the Company (upon a determination by the Special Committee) exercises the July Option, Ms. Chaus will be entitled to certain additional warrants (in an amount and upon terms to be determined by the Special Committee in a manner consistent with past practices, and subject to stockholder approval and receipt of a letter of a nationally recognized investment banking firm as to the commercial reasonableness thereof).

Issuance of Stock in Exchange for Debt

In September 1994, Josephine Chaus loaned $7.2 million to the Company in exchange for subordinated promissory notes bearing interest at 12% per annum. Proceeds of such cash infusion were used for costs and associated expenses related to the signing of the Company's new Chief Executive Officer. In November 1994, upon the request of the Special Committee, in order to provide additional equity to the Company, to enhance the Company's balance sheet and to accommodate BNYF, Josephine Chaus exchanged such subordinated promissory notes, including accrued interest thereon of $0.2 million, for 1,914,500 shares of the Company's Common Stock (based upon a purchase price of $3.85 per share).

Subordinated Debt

The Company had outstanding at September 30, 1995, $21.7 million of subordinated notes payable to Josephine Chaus (the "Subordinated Notes"). In connection with the Company's proposed public offering (see "--Nautica License Agreement/Future Financing Requirements"), Josephine Chaus agreed to extend the maturity date of the Subordinated Notes (which were to mature on July 1, 1996) to July 1, 1998, subject to the consummation of such offering, and to October 1, 1996 if the offering is not consummated. The Company has been unable to pay principal or interest, with certain exceptions, under the Subordinated Notes as a result of covenants in the Amended Financing Agreement. See Notes 3 and 4 to Notes to the Company's Condensed Consolidated Financial Statements.

                     BERNARD CHAUS, INC. AND SUBSIDIARIES

Nautica License Agreement/Future Financing Requirements

In September 1995, the Company entered into a license agreement (the "Nautica License Agreement") with Nautica Apparel Inc. ("Nautica"), pursuant to which the Company will arrange for the manufacture of, market, distribute and sell a new women's career and casual sportswear line under the Nautica name. The Nautica License Agreement runs through December 31, 1999 and is contingent upon the Company raising a minimum of $10.0 million in equity capital by December 31, 1995. Additionally, the Company is required to devote at least $7.0 million to the fulfillment of the Company's obligations under the Nautica License Agreement, including related capital expenditures. The Company's obligations also include minimum royalty and advertising payments and the construction of a separate showroom for the display of the Company's licensed Nautica products.

The Company filed a Registration Statement on Form S-2 on October 10, 1995 with respect to a proposed underwritten public offering of 5,000,000 shares of Common Stock (plus up to an additional 750,000 shares of Common Stock which the underwriters thereof have an option to purchase to cover over-allotments, if any). The Company anticipates that such offering will be consummated prior to December 31, 1995, although there can be no assurance as to the successful consummation of such offering or the timing thereof. The Company intends to use approximately $7.0 million of the net proceeds from the offering to develop and market the Company's licensed Nautica product line, and the remaining net proceeds to support the growth of the Company's existing product lines.

At September 30, 1995, the Company had a working capital deficiency of $13.7 million. The Company requires the availability of sufficient cash flow and borrowing capacity to finance its existing product lines and to develop and market its licensed Nautica product lines. The Company expects to satisfy such requirements through cash flow from operations, its line of credit under the Amended Financing Agreement, the proceeds of the proposed public offering, and, in the near term, continued credit support from Josephine Chaus.

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

                     BERNARD CHAUS, INC. AND SUBSIDIARIES

could increase the amount of the potential shortfall in borrowing availability after the current fiscal year. If the proposed public offering is not consummated by December 31, 1995 and no alternative source of equity is raised to satisfy the requirements under the Nautica license, Nautica would have the right to terminate the Nautica License Agreement.

                     BERNARD CHAUS, INC. AND SUBSIDIARIES

PART II - OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K.

         (a)      Attached hereto as Exhibits are the following:

                  10.67 Agreement dated October 27, 1995 between the Company and Josephine Chaus extending the due dates on subordinated promissory notes.

                  27                Financial Data Schedule.

         (b) The Company filed no reports on Form 8-K during the quarter ended September 30, 1995.

                     BERNARD CHAUS, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    BERNARD CHAUS, INC.
                                    (Registrant)


Date:   October 31, 1995     By: /s/Josephine Chaus
                                 ------------------
                                    JOSEPHINE CHAUS
                                    Chairwoman of the Board and
                                    Office of the Chairman



Date:    October 31, 1995    By: /s/Andrew Grossman
                                 ------------------
                                    ANDREW GROSSMAN
                                    Chief Executive Officer and
                                    Office of the Chairman


Date:     October 31, 1995   By: /s/Wayne S. Miller
                                 ------------------
                                    WAYNE S. MILLER
                                    Executive Vice President -
                                    Finance and Administration and
                                    Chief Financial Officer

                     BERNARD CHAUS, INC. AND SUBSIDIARIES


                                 EXHIBIT INDEX




Exhibit
Number              Description                                          Page
--------            ------------                                         ----
10.67               Agreement dated October 27, 1995 between
                    the Company and Josephine Chaus extending the due dates on subordinated promissory notes.

27                  Financial Data Schedule.