Form 10-Q
period 1995-12-31
CHAUS BERNARD INC
filed 1996-02-14
CIK 793983

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   -----------

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended         December 31, 1995                .
                               -----------------------------------------

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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Date                     Class                      Shares Outstanding
      ----                     -----                      ------------------
February 14, 1996    Common Stock, $0.01 par value            26,260,941

                      BERNARD CHAUS, INC. AND SUBSIDIARIES


                                      INDEX



PART I FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)                                 PAGE

          Condensed Consolidated Balance Sheets as of
          December 31, 1995, June 30, 1995 and
          December 31, 1994 .......................................       3

          Condensed Consolidated Statements of Operations
          for the Six Months and Quarters ended December 31,
          1995 and 1994 ...........................................       4

          Condensed Consolidated Statements of Cash Flows
          for the Six Months ended December 31, 1995 and 1994 .....       5

          Notes to Condensed Consolidated Financial Statements ....   6 - 7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations .....................   8 - 11

PART II  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security
         Holders .................................................  12 - 13


Item 6.  Exhibits and Reports on Form 8-K ........................       14


SIGNATURES .......................................................       15

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)


                      BERNARD CHAUS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and per share amounts)

                                                                        December 31,   June 30,  December 31,
                                                                           1995        1995 (A)    1994
                                                                        ------------   --------  ------------
 ASSETS
 Current Assets
 Cash and cash equivalents  .....................................         $    312    $    418    $    847
 Accounts receivable, net .......................................           19,401       7,646       9,747
 Inventories ....................................................           22,491      16,203      14,983
 Prepaid expenses and other current assets ......................            1,015       1,523       1,413
                                                                          --------    --------    --------
   Total current assets .........................................           43,219      25,790      26,990
Fixed assets - net ..............................................            2,023       2,392       3,205
Other assets ....................................................              526         478         537
                                                                          --------    --------    --------
                                                                          $ 45,768    $ 28,660    $ 30,732
                                                                          ========    ========    ========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities
  Notes payable - banks .........................................         $ 17,077    $ 18,698    $ 11,943
  Accounts payable ..............................................           20,940      12,922       9,726
  Accrued expenses ..............................................            5,484       5,549       5,076
  Accrued restructuring expenses ................................              811       2,535       2,101
                                                                          --------    --------    --------
    Total current liabilities ...................................           44,312      39,704      28,846
Subordinated promissory notes ...................................           22,306      21,066      19,906
Accrued restructuring expenses ..................................             --           269       1,923
                                                                          --------    --------    --------
                                                                            66,618      61,039      50,675
STOCKHOLDERS' DEFICIENCY
  Preferred stock, $.01 par value,
   authorized shares -- 1,000,000;
   outstanding shares -- none
  Common stock, $.01 par value;
   authorized shares -- 50,000,000; issued
   shares -- 26,883,641 at December 31, 1995,
   21,073,081 at June 30, 1995 and 20,934,531 at
   December 31, 1994 ............................................              269         211         209
  Additional paid-in capital ....................................           65,110      49,353      47,734
  Deficit .......................................................          (84,749)    (80,463)    (66,406)
  Less:  Treasury stock, at cost --
   622,700 shares ...............................................           (1,480)     (1,480)     (1,480)
                                                                          --------    --------    --------

     Total stockholders' deficiency .............................          (20,850)    (32,379)    (19,943)
                                                                          --------    --------    --------
                                                                          $ 45,768    $ 28,660    $ 30,732
                                                                          ========    ========    ========


(A) The Balance Sheet at June 30, 1995 has been derived from the audited financial statements at that date.

                See accompanying notes to condensed consolidated
                             financial statements.

                      BERNARD CHAUS, INC. AND SUBSIDIARIES
                            STATEMENTS OF OPERATIONS
               (In thousands, except share and per share amounts)

                                                    FOR THE SIX                      FOR THE
                                                    MONTHS ENDED                   QUARTER ENDED
                                                    ------------                   -------------
                                                     December 31,                   December 31,
                                                1995            1994            1995           1994
                                                ----            ----            ----            ----
Net sales ..............................   $     97,920    $    111,938    $     49,035    $     46,547
Cost of goods sold .....................         79,300          90,943          41,159          39,241
                                           ------------    ------------    ------------    ------------
Gross profit ...........................         18,620          20,995           7,876           7,306

Selling, general and administrative
  expenses .............................         19,677          23,147           9,913          10,947
Restructuring expenses .................           --             1,200            --              --
Unusual expenses .......................           --             7,833            --              --
                                           ------------    ------------    ------------    ------------
                                                 (1,057)        (11,185)         (2,037)         (3,641)

Interest expense .......................         (3,128)         (2,528)         (1,709)         (1,178)
Interest and other income (expense), net             50               8             (58)            (27)
                                           ------------    ------------    ------------    ------------

Loss before provision for income taxes .         (4,135)        (13,705)         (3,804)         (4,846)
Provision for income taxes .............            151             151              75              75
                                           ------------    ------------    ------------    ------------

Net loss ...............................        ($4,286)       ($13,856)        ($3,879)        ($4,921)
                                           ============    ============    ============    ============

Net loss per share .....................          ($.20)          ($.71)          ($.17)         ($0.24)
                                           ============    ============    ============    ============

Weighted average number of common
  shares outstanding ...................     21,735,000      19,509,000      23,010,000      20,300,000
                                           ============    ============    ============    ============




                See accompanying notes to condensed consolidated
                             financial statements.

                      BERNARD CHAUS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                               FOR THE SIX
                                                              MONTHS ENDED
                                                              ------------
                                                              December 31,
                                                            1995        1994
                                                            ----        ----
Operating Activities
Net loss ..............................................   ($ 4,286)   ($13,856)
  Adjustments to reconcile net loss to net
  cash (used in) and provided by operating activities:
  Depreciation and amortization .......................        575         672
  Provision for losses on accounts receivable .........         90         165
  Non-cash interest expense ...........................      1,440       1,117
Changes in operating assets and liabilities:
   Accounts receivable ................................    (11,845)      7,845
   Inventories ........................................     (6,288)     10,520
   Prepaid expenses and other assets ..................        460       2,194
   Accounts payable ...................................      8,018      (4,429)
   Accrued expenses ...................................        (65)     (1,634)
   Accrued restructuring expenses .....................     (1,993)        (55)
                                                          --------    --------
Net cash (used in) provided by operating activities ...    (13,894)      2,539

Investing Activities
  Purchases of fixed assets ...........................       (206)       (265)
                                                          --------    --------
Net cash used in investing activities .................       (206)       (265)
                                                          --------    --------

Financing Activities
  Net payments on short term bank borrowings ..........     (1,621)     (9,172)
  Net proceeds from issuance of stock .................     15,423        --
  Principal payments on subordinated
    promissory notes ..................................       --          (250)
  Proceeds from the issuance of promissory
    notes .............................................       --         7,527
  Net proceeds from the exercise of options ...........        192        --
                                                          --------    --------
Net cash provided by (used in) financing activities ...     13,994      (1,895)

(Decrease) increase in cash and cash equivalents ......       (106)        379
Cash and cash equivalents, beginning of period ........        418         468
                                                          --------    --------
Cash and cash equivalents, end of period ..............   $    312    $    847
                                                          ========    ========

Cash paid for:
         Taxes ........................................         11           5
         Interest .....................................      1,860       1,196
Supplemental schedule of non-cash financing activities:
         Exchange of subordinated notes for
           common stock ...............................       --         7,200
         Issuance of warrants for credit support
           by principal stockholders ..................        200        --


                See accompanying notes to condensed consolidated
                             financial statements.

                      BERNARD CHAUS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
            Six Months Ended December 31, 1995 and December 31, 1994

1.     SUMMARY  OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results in the quarter ended December 31, 1995 are not necessarily indicative of the results that may be expected for the year ending June 30, 1996 or any other period. For further information, refer to the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 1995.

Net Loss Per Share: Net loss per share has been computed by dividing the applicable net loss by the weighted average number of common shares outstanding. Common equivalent shares were not included as their inclusion would have been antidilutive.

2.       INVENTORIES

Inventories (principally finished goods) are stated at the lower of cost, using the first-in first-out (FIFO) method, or market. Included in inventories is merchandise in transit of approximately $8.9 million at December 31, 1995, $4.8 million at June 30, 1995 and $6.4 million at December 31, 1994.

3.       FINANCIAL AGREEMENTS

An amended and restated financing agreement with BNY Financial Corporation
(BNYF), a wholly owned subsidiary of The Bank of New York, originally entered into in July 1991, amended and restated effective as of February 21, 1995, and further amended effective as of September 28, 1995 (the Amended Financing Agreement), provides the Company with a $60 million credit facility for letters of credit and direct borrowings, with a sublimit for loans and advances of $40 million. At December 31, 1995, the Company had availability of $10.2 million including permitted overadvances of $0.2 million as permitted by the Amended Financing Agreement. The amount of financing available is based upon a formula incorporating eligible receivables and inventory, cash balances, other collateral, and permitted overadvances, all as defined in the Amended Financing Agreement. The Amended Financing Agreement is collateralized by substantially all of the Company's assets, including accounts receivable and inventory. Interest on direct borrowings is payable monthly at an annual rate equal to the higher of (i) The Bank of New York's prime rate (8.50% at December 31, 1995) plus 0.5% (The Bank of New York prime rate plus 1.5% in the event the Company's overadvance position exceeds the allowable overadvances) or (ii) the Federal

                      BERNARD CHAUS, INC. AND SUBSIDIARIES

Funds Rate in effect plus 1% (Federal Funds Rate plus 2% in the event the Company's overadvance position exceeds the allowable overadvances). There is a commitment fee of 0.375% of the unused portion of the line, payable monthly, and letter of credit fees equal to 0.125% of the outstanding letter of credit balance, payable monthly. The Amended Financing Agreement required the payment of a due diligence and facility fee aggregating $0.6 million. In addition, the Amended Financing Agreement provides for the payment of minimum service charges of $0.6 million per annum. The Company may terminate the Amended Financing Agreement upon 90 days' prior written notice at any time, subject to termination fees. BNYF may terminate after February 21, 1998, upon 60 days' written notice to the Company.

The Amended Financing Agreement contains covenants relative to minimum levels of working capital and net worth and a cap on personal property leases. The Company is also prohibited from declaring or paying dividends, or making other distributions on its capital stock, with certain exceptions.

4.  SUBORDINATED PROMISSORY NOTES

The Company had outstanding at December 31, 1995, $22.3 million of subordinated promissory notes payable to Josephine Chaus, certain of which were originally issued on June 30, 1986 and the remainder of which were issued in February and March 1991 (the Subordinated Notes). The Company has been prohibited from making payments of principal or interest on the Subordinated Notes since 1993 (with the exception of principal payments of approximately $0.5 million, $0.3 million and $0.3 million in November 1993, February 1994 and August 1994, respectively) as a result of restrictive covenants under the Amended Financing Agreement. In connection with the public offering (see Note 6), Ms. Chaus extended the maturity date of the Subordinated Notes (which were to mature on July 1, 1996) to July 1, 1998.

5.       RESTRUCTURING AND UNUSUAL EXPENSES

During the first quarter of fiscal 1995, the Company recorded unusual expenses of $7.8 million, primarily related to costs associated with the signing of the Company's new Chief Executive Officer, and $1.2 million in restructuring expenses related to employee severance.

6.       COMMON STOCK OFFERING

On November 22, 1995, pursuant to a Registration Statement on Form S-2 filed on October 10, 1995, the Company issued 5,750,000 shares of Common Stock at a price of $3.00 per share in an underwritten public offering. Proceeds from the offering, net of commissions and other expenses totaling $1.8 million, were $15.4 million.

                      BERNARD CHAUS, INC. AND SUBSIDIARIES

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Operating results for the quarter ended December 31, 1995 are not necessarily indicative of the results that may be expected for the year ending June 30, 1996 or any other period.

For the six months ended December 31, 1995, net sales decreased by $14.0 million or 12.5% compared to the six months ended December 31, 1994. This sales decrease resulted primarily from unit volume decline and increased sales incentive discounts, offset somewhat by increased standard selling prices. The increase in gross profit, as a percentage of net sales, was attributable to a decrease in promotional allowances and higher standard selling prices, partially offset by higher sales incentive discounts.

In the quarter ended December 31, 1995, net sales and gross profit as a percentage of sales both improved over the prior year with net sales of $49.0 million and margin of 16.1% in December 1995 versus net sales of $46.5 million and margin of 15.7% at December 1994. The increases in net sales, resulting from increased selling prices and decreased promotional allowances, were offset somewhat by unit volume decreases and increased sales incentive discounts. Although improved over the prior year, the quarter ended December 31, 1995 was effected by deteriorating market conditions which negatively impacted regular price sales.

Selling, general and administrative expenses for the six months ended December 31, 1995 decreased by $3.5 million (or 15%) as compared with the six months ended December 31, 1994. Selling, general and administrative expenses as a percentage of net sales decreased from 20.7% of net sales for the six months ended December 31, 1994 to 20.1% of net sales for the six months ended December 31, 1995. This decrease was primarily attributable to the implementation of cost reduction programs under a corporate restructuring program. Payroll and related costs accounted for approximately 40% of this decrease. Other areas with significant decreases included rent, commissions, professional fees, freight and supplies.

At December 31, 1995, the Company had restructuring reserves of $0.8 million reflecting a reduction in the reserve balance for the six months of approximately $2.0 million. Charges to the reserve over the six month period related to outlet store closings ($0.4 million), consolidation of office and warehouse space ($1.1 million), and severance related costs ($0.5). The remaining restructuring reserve balance is related to consolidation of office and warehouse space ($0.5) and outlet store closings ($0.3). During the first quarter of fiscal 1995, the Company recorded unusual expenses of $7.8 million, primarily related to costs associated with the signing of the Company's new Chief Executive Officer, and $1.2 million in restructuring expenses related to employee severance.

Interest expense for the six months and for the quarter ended December 31, 1995 increased as compared with the comparable periods of the prior fiscal year, primarily due to higher average bank borrowings at higher rates and the recording of a non-cash charge of $0.2 million in the second quarter for the warrants issued for credit support received from its principal stockholder. See "- Financial Position, Liquidity and Capital Resources".

                      BERNARD CHAUS, INC. AND SUBSIDIARIES

Financial Position, Liquidity and Capital Resources

General

Net cash used in operating activities was $13.9 million for the six months ended December 31, 1995, as compared to cash provided by operating activities of $2.5 million for the six months ended December 31, 1994. The net cash used in operating activities for the six months ended December 31, 1995 resulted primarily from the net loss of $4.3 million inclusive of $2.0 million non-cash charges, increases in accounts receivable of $11.8 million, increases in inventory of $6.3 million and decreases in accrued restructuring expenses of $2.0 million, offset by higher levels of accounts payable of $8.0 million. The increase in inventory levels from December 31, 1994 to December 31, 1995 resulted from the combination of the Spring I and Spring II seasons into one Spring season; inventory was produced and received earlier compared to last year. The increase in receivable levels from December 31, 1994 to December 31, 1995 reflects lower reserves required due to lower promotional allowances and, to a lesser extent, earlier Spring shipping.

Amended Financing Agreement

The Company and BNY Financial Corporation ("BNYF") entered into a financing agreement in July 1991, which was amended and restated effective as of February 21, 1995, and further amended effective as of September 28, 1995 (the "Amended Financing Agreement"). The September 28, 1995 amendment to the Amended Financing Agreement is sometimes referred to herein as the "September Amendment." The Amended Financing Agreement provides the Company with a $60 million credit facility for letters of credit and direct borrowings, with a sublimit for loans and advances of $40 million. The amount of financing available is based upon a formula incorporating eligible receivables and inventory, cash balances, other collateral, and permitted overadvances, all as defined in the Amended Financing Agreement. At December 31, 1995, the Company had availability of approximately $10.2 million under the Amended Financing Agreement, including permitted overadvances up to of $0.2 million. The Amended Financing Agreement is collateralized by substantially all of the Company's assets, including accounts receivable and inventory.

Credit Support

Josephine Chaus has arranged for a letter of credit (the "Letter of Credit") in various amounts since April 1994 in return for which BNYF has increased the availability under the Amended Financing Agreement. As part of the negotiations with BNYF in connection with the Amended Financing Agreement, in February 1995 Josephine Chaus increased the Letter of Credit to $10.0 million and extended its term until October 31, 1995 (the "February Increase/Extension"). In September 1995, Ms. Chaus further extended the term of the Letter of Credit to January 31, 1996 (the "September Extension"). Subsequently, in connection with the September Amendment, Ms. Chaus provided the Company with an option to further extend the Letter of Credit to July 31, 1996 (the "July Option"), subject to the consummation of the Company's public common stock offering (see "-- Nautica License

                      BERNARD CHAUS, INC. AND SUBSIDIARIES

Agreement/Future Financing Requirements"). In January 1996, the Company exercised the July Option to extend the Letter of Credit to July 31, 1996 (the "July Extension"). In addition, in February 1995, Ms. Chaus provided a $5.0 million personal guarantee (the "Guarantee"), to be in effect during the Amended Financing Agreement's three-year term.

In consideration of the February Increase/Extension, the Guarantee and the September Extension, a special committee consisting of disinterested members of the Board of Directors of the Company (the "Special Committee") authorized the issuance, subject to approval of the stockholders of the Company at its November 15, 1995 Annual Meeting of Stockholders, of warrants to purchase an aggregate of 1,580,000 shares of Common Stock at prices ranging between $4.05 and $6.75 per share. The issuance of such warrants was approved at the 1995 Annual Meeting of Stockholders. Ms. Chaus received warrant compensation for her provision of the Guarantee only through October 31, 1995. Thereafter, for each three month period of the Guarantee, she will receive cash compensation of $50,000. The issuance of the warrants for the September Extension was recorded in the second quarter of fiscal 1996 at a value of $0.2 million included as a charge to interest expense with a corresponding increase to additional paid-in capital. In consideration of the July Extension, the Special Committee authorized the issuance, subject to approval of the stockholders of the Company at its 1996 Annual Meeting of Stockholders and receipt of a letter of a nationally recognized investment banking firm as to the commercial reasonableness thereof, of warrants to purchase an aggregate of 682,012 shares of Common Stock at a price of $4.20 per share.

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

Subordinated Debt

The Company had outstanding at December 31, 1995, $22.3 million of subordinated notes payable to Josephine Chaus (the "Subordinated Notes"). In connection with the Company's public offering (see "--Nautica License Agreement/Future Financing Requirements"), Josephine Chaus extended the maturity date of the Subordinated Notes (which were to mature on July 1, 1996) to July 1, 1998. The Company has been unable to pay principal or interest, with certain exceptions, under the Subordinated Notes as a result of covenants in the Amended Financing Agreement. See Notes 3 and 4 to Notes to the Company's Condensed Consolidated Financial Statements.

                      BERNARD CHAUS, INC. AND SUBSIDIARIES

Nautica License Agreement/Future Financing Requirements

In September 1995, the Company entered into a license agreement (the "Nautica License Agreement") with Nautica Apparel Inc. ("Nautica"), pursuant to which the Company will arrange for the manufacture of, market, distribute and sell a new women's career and casual sportswear line under the Nautica name. The Nautica License Agreement runs through December 31, 1999 and was contingent upon the Company raising a minimum of $10.0 million in equity capital by December 31, 1995. Additionally, the Company is required to devote at least $7.0 million to the fulfillment of the Company's obligations under the Nautica License Agreement, including related capital expenditures. The Company's obligations also include minimum royalty and advertising payments and the construction of a separate showroom for the display of the Company's licensed Nautica products.

On November 22, 1995, the Company consummated an underwritten public offering of 5,750,000 shares of Common Stock at a price of $3.00 per share. Net proceeds, after expenses and commissions of $1.8 million, were $15.4 million. The Company intends to use approximately $7.0 million of the net proceeds from the offering to develop and market the Company's licensed Nautica product line, and the remaining net proceeds to provide working capital to support the growth of the Company's existing product lines. Pending such uses, the proceeds were used to reduce the outstanding balance under the Amended Financing Agreement (see Note 3 to Notes to the Company's Condensed Consolidated Financial Statements). Since it is a revolving credit facility, any amounts repaid will be available to be reborrowed, subject to the borrowing formula in the Amended Financing Agreement.

At December 31, 1995, the Company had a working capital deficiency of $1.1 million. The Company requires the availability of sufficient cash flow and borrowing capacity to finance its existing product lines and to develop and market its licensed Nautica product lines. The Company expects to satisfy such requirements through cash flow from operations, its line of credit under the Amended Financing Agreement, and, in the near term, continued credit support from Josephine Chaus.

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

                      BERNARD CHAUS, INC. AND SUBSIDIARIES

PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

     (a) The Company's Annual Meeting of Stockholders was held on November 15, 1995.

     (b) The directors of the Company elected at the Annual Meeting of Stockholders held on November 15, 1995, were as follows: Josephine Chaus, Andrew Grossman, S. Lee Kling, Harvey M. Krueger and Philip G. Barach. The term of office of the directors is until the next Annual Meeting of Stockholders and until their respective successors have been elected and qualified.

     (c) The matters voted upon at the Annual Meeting of Stockholders and the number of votes cast with respect to each such matter were as follows:

     Matter:  Approval of the issuance of warrants to Josephine Chaus.

               Affirmative Votes       Negative Votes       Abstain
               -----------------       --------------       -------
                   16,368,167              82,169            30,166


     Matter:  Ratification of loan to Richard Baker.

               Affirmative Votes       Negative Votes        Abstain
               -----------------       --------------        -------
                   16,223,670              226,299            30,533


     Matter:  Approval of Stock Option Plan Amendment.

               Affirmative Votes      Negative Votes         Abstain
               -----------------      --------------         -------
                   16,142,099             299,927            38,476


     Matter: Amendment to Company's Certificate of Incorporation to eliminate Preemptive Rights.

               Affirmative Votes      Negative Votes         Abstain
               -----------------      --------------         -------
                   16,286,728             150,047             43,727

                      BERNARD CHAUS, INC. AND SUBSIDIARIES


Item 4.  Continued


         Matter:  Election of Directors.

                      Affirmative Votes          Abstain
                      -----------------          -------
Josephine Chaus ......    18,689,648              54,280
Andrew Grossman ......    18,689,648              54,280
S. Lee Kling .........    18,685,098              58,830
Harvey M. Krueger.....    18,690,498              53,430
Philip G. Barach......    18,690,398              53,530


 Matter: Ratification of Deloitte & Touche, LLP as auditors of the Company to serve for the fiscal year ending June 30, 1996.

                  Affirmative Votes     Negative Votes         Abstain
                  -----------------     --------------         -------
                     18,689,590             21,250               33,058

                      BERNARD CHAUS, INC. AND SUBSIDIARIES


Item 6.  Exhibits and Reports on Form 8-K.

         (a)      Attached hereto as Exhibits are the following:

                  10.68 Employment Agreement dated December 14, 1996 between the Company and Michael Winter.

                  10.69      Agreement dated November 15, 1995 between the
                             Company and Josephine Chaus issuing 815,000 warrants to purchase Common Stock of the Company.

                  10.70      Agreement  dated November 15, 1995 between the
                             Company and Josephine Chaus issuing 535,000 warrants to purchase Common Stock of the Company.

                  10.71      Agreement  dated November 15, 1995 between the
                             Company and Josephine Chaus issuing 230,000 warrants to purchase Common Stock of the Company.

                  10.72 Amendment Number 5 to the 1986 Stock Option Plan as amended (incorporated by reference to the Company's Proxy Statement for its 1995 Annual
                             Meeting of Stockholders).

                  27         Financial Data Schedule.

         (b) The Company filed no reports on Form 8-K during the quarter ended December 31, 1995.

                      BERNARD CHAUS, INC. AND SUBSIDIARIES

SIGNATURES
----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    BERNARD CHAUS, INC.
                                    (Registrant)


Date:   February 14, 1996           By: /s/Josephine Chaus
                                        ------------------
                                    JOSEPHINE CHAUS
                                    Chairwoman of the Board and
                                    Office of the Chairman



Date:    February 14, 1996          By: /s/Andrew Grossman
                                        ------------------
                                    ANDREW GROSSMAN
                                    Chief Executive Officer and
                                    Office of the Chairman


Date:     February 14, 1996         By: /s/Wayne S. Miller
                                        ------------------
                                    WAYNE S. MILLER
                                    Executive Vice President -
                                    Finance and Administration and
                                    Chief Financial Officer

                      BERNARD CHAUS, INC. AND SUBSIDIARIES

                                  EXHIBIT INDEX
                                  -------------


Exhibit Number             Description                                     Page
--------------             -----------                                     ----

10.68                      Employment Agreement dated December 14,
                           1996 between the Company and Michael Winter.

10.69                      Agreement dated November 15, 1995 between the
                           Company and Josephine Chaus issuing 815,000 warrants to purchase Common Stock of the Company.

10.70                      Agreement dated November 15, 1995 between the
                           Company and Josephine Chaus issuing 535,000 warrants to purchase Common Stock of the Company.

10.71 Agreement dated November 15, 1995 between the Company and Josephine Chaus issuing 230,000 warrants to purchase Common Stock of the Company.

10.72                      Amendment Number 5 to the 1986 Stock Option
                           Plan as amended (incorporated by reference to the Company's Proxy Statement for its 1995 Annual
                           Meeting of Stockholders).

27                         Financial Data Schedule.