Form 10-Q
period 1996-03-31
CHAUS BERNARD INC
filed 1996-05-15
CIK 793983

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                                  -----------

                                   FORM 10-Q


[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934.

For the quarterly period ended              March 31, 1996              .
                               -----------------------------------------

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from __________________to __________________.


                         Commission file number 1-9169

                              BERNARD CHAUS, INC.
            (Exact Name of Registrant as Specified in its Charter)

          New York                                     13-2807386
(State or other jurisdiction of               (I.R.S. employer identification
 incorporation or organization)                           number)


       1410 Broadway, New York, New York                           10018
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
                                                 ---   ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Date                     Class                    Shares Outstanding
- ------------------    -----------------------------      ---------------------
   May 2, 1996        Common Stock, $0.01 par value           26,263,816
- ------------------    -----------------------------      ---------------------

                   BERNARD CHAUS, INC. AND SUBSIDIARIES


                                     INDEX



PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)                                 PAGE

                  Condensed Consolidated Balance Sheets as of
                  March 31, 1996, June 30, 1995 and
                  March 31, 1995                                             3

                  Condensed Consolidated Statements of Operations
                  for the Nine Months and Quarters ended March 31,
                  1996 and 1995                                              4

                  Condensed Consolidated Statements of Cash Flows
                  for the Nine Months ended March 31, 1996 and 1995          5

                  Notes to Condensed Consolidated Financial Statements   6 - 7

Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                    8 - 12

PART II  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                   13


SIGNATURES                                                                  14

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)


                     BERNARD CHAUS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
              (In thousands, except share and per share amounts)

                                                                       March 31,    June 30,   March 31,
                                                                         1996       1995(A)      1995
                                                                         ----       -------      ----
ASSETS
Current Assets
 Cash and cash equivalents                                             $    251    $    418    $    823
 Accounts receivable, net                                                24,819       7,646      20,977
 Inventories                                                             25,736      16,203      15,394
 Prepaid expenses and other current assets                                1,268       1,523       1,295
                                                                       --------    --------    --------
   Total current assets                                                  52,074      25,790      38,489
Fixed assets - net                                                        1,964       2,392       2,924
Other assets                                                                426         478         499
                                                                       --------    --------    --------
                                                                       $ 54,464    $ 28,660    $ 41,912
                                                                       ========    ========    ========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities
  Notes payable - banks                                                  34,834    $ 18,698    $ 22,208
  Accounts payable                                                       20,857      12,922      15,216
  Accrued expenses                                                        5,337       5,549       5,418
  Accrued restructuring expenses                                            465       2,535       1,819
                                                                       --------    --------    --------
    Total current liabilities                                            61,493      39,704      44,661
Subordinated promissory notes                                            22,935      21,066      20,476
Accrued restructuring expenses                                             --           269       1,706
                                                                       --------    --------    --------
                                                                         84,428      61,039      66,843
STOCKHOLDERS' DEFICIENCY
  Preferred stock, $.01 par value,
   authorized shares -- 1,000,000;
   outstanding shares -- none
  Common stock, $.01 par value; authorized shares -- 50,000,000;
   issued shares -- 26,886,516 at March 31, 1996, 21,073,081 at June
   30, 1995 and 20,934,531 at
   March 31, 1995                                                           269         211         209
  Additional paid-in capital                                             65,436      49,353      48,190
  Deficit                                                               (94,189)    (80,463)    (71,850)
  Less:  Treasury stock, at cost --
  622,700 shares                                                         (1,480)     (1,480)     (1,480)
                                                                       --------    --------    --------

     Total stockholders' deficiency                                     (29,964)    (32,379)    (24,931)
                                                                       --------    --------    --------
                                                                       $ 54,464    $ 28,660    $ 41,912
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

                     BERNARD CHAUS, INC. AND SUBSIDIARIES
                           STATEMENTS OF OPERATIONS
              (In thousands, except share and per share amounts)

                                                  FOR THE NINE                         FOR THE
                                                  MONTHS ENDED                      QUARTER ENDED
                                                    March 31,                          March 31,
                                              ----------------------             ---------------------
                                              1996              1995             1996             1995
                                              ----              ----             ----             ----

Net sales                                  $    137,881    $    153,009    $     39,961          41,071
Cost of goods sold                              116,454         124,917          37,154          33,974
                                           ------------    ------------    ------------    ------------
Gross profit                                     21,427          28,092           2,807           7,097

Selling, general and administrative
  expenses                                       30,114          34,073          10,437          10,926
Restructuring expenses                             --             1,200            --              --
Unusual expenses                                   --             7,833            --              --
                                           ------------    ------------    ------------    ------------
                                                 (8,687)        (15,014)         (7,630)         (3,829)

Interest expense                                 (4,887)         (4,080)         (1,759)         (1,552)
Interest and other income (expense), net             74              20              24              12
                                           ------------    ------------    ------------    ------------

Loss before provision for income taxes          (13,500)        (19,074)         (9,365)         (5,369)
Provision for income taxes                          226             226              75              75
                                           ------------    ------------    ------------    ------------

Net loss                                   ($    13,726)   ($    19,300)   ($     9,440)   ($     5,444)
                                           ============    ============    ============    ============

Net loss per share                                ($.59)          ($.98)          ($.36)          ($.27)
                                           ============    ============    ============    ============

Weighted average number of common
  shares outstanding                         23,233,000      19,773,000      26,262,000      20,312,000
                                           ============    ============    ============    ============


    See accompanying notes to condensed consolidated financial statements.

                     BERNARD CHAUS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                                               FOR THE NINE
                                                               MONTHS ENDED
                                                                 March 31,
                                                             ----------------
                                                             1996        1995
                                                             ----        ----
OPERATING ACTIVITIES
Net loss                                                  ($13,726)   ($19,300)
  Adjustments to reconcile net loss to net
  cash used in operating activities:
  Depreciation and amortization                                814         990
  Provision for losses on accounts receivable                   36         195
  Deferred interest on subordinated promissory notes         1,869       1,687
  Non-cash interest expense                                    520         456
Changes in operating assets and liabilities:
   Accounts receivable                                     (17,209)     (3,415)
   Inventories                                              (9,531)     10,109
   Prepaid expenses and other assets                           307       2,350
   Income taxes receivable                                    --           135
   Accounts payable                                          7,935       1,055
   Accrued expenses                                           (214)     (1,421)
   Accrued restructuring expenses                           (2,339)       (554)
                                                          --------    --------
Net cash used in operating activities                      (31,538)     (7,713)

INVESTING ACTIVITIES
  Purchases of fixed assets                                   (386)       (302)
                                                          --------    --------
Net cash used in investing activities                         (386)       (302)

FINANCING ACTIVITIES
  Net proceeds on short term bank borrowings                16,136       1,093
  Net proceeds from issuance of stock                       15,423        --
  Principal payments on subordinated promissory notes         --          (250)
  Proceeds from the issuance of subordinated
    promissory notes                                          --         7,527
  Net proceeds from the exercise of options                    198        --
                                                          --------    --------
Net cash provided by financing activities                   31,757       8,370

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS              (167)        355
Cash and cash equivalents, beginning of period                 418         468
                                                          --------    --------
Cash and cash equivalents, end of period                  $    251    $    823
                                                          ========    ========

Cash paid for:
         Taxes                                                  12           6
         Interest                                            2,734       1,689
Supplemental schedule of non-cash financing activities:
         Exchange of subordinated promissory notes
           for common stock                                   --         7,200
         Issuance of warrants for credit support
           by principal stockholder                            520         456

See accompanying notes to condensed consolidated financial statements.

                     BERNARD CHAUS, INC. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
              Nine Months Ended March 31, 1996 and March 31, 1995

1.     SUMMARY  OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the periods ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ending June 30, 1996 or any other period. For further information, refer to the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 1995.

Net Loss Per Share: Net loss per share has been computed by dividing the applicable net loss by the weighted average number of common shares outstanding. Common equivalent shares were not included as their inclusion would have been antidilutive.

2.       INVENTORIES

Inventories (principally finished goods) are stated at the lower of cost, using the first-in first-out (FIFO) method, or market. Included in inventories is merchandise in transit of approximately $9.7 million at March 31, 1996, $4.8 million at June 30, 1995 and $4.9 million at March 31, 1995.

3.       FINANCIAL AGREEMENTS

An amended and restated financing agreement with BNY Financial Corporation
(BNYF), a wholly owned subsidiary of The Bank of New York, originally entered into in July 1991, amended and restated effective as of February 21, 1995, (the February Amendment) and further amended effective as of September 28, 1995 (the September Amendment) and May 9, 1996 (the May Amendment), (collectively the Amended Financing Agreement), provides the Company with a $60 million credit facility for letters of credit and direct borrowings, with a sublimit for loans and advances ranging from $40.0 to $48.0 million. At March 31, 1996, the Company had availability of $0.9 million. The amount of financing available is based upon a formula incorporating eligible receivables and inventory, cash balances, other collateral, and permitted overadvances, all as defined in the Amended Financing Agreement. The Amended Financing Agreement is collateralized by substantially all of the Company's assets, including accounts receivable and inventory. Interest on direct borrowings is payable monthly at an annual rate equal to the higher of (i) The Bank of New York's prime rate (8.25% at March 31, 1996) plus 0.5% (The Bank of New York prime rate plus 1.5% in the event the Company's overadvance position exceeds the allowable overadvances) or (ii) the Federal Funds Rate in effect plus 1% (Federal Funds Rate plus 2% in the event the Company's overadvance position exceeds the allowable overadvances). There is a commitment fee of 0.375% of the unused portion of the line, payable monthly, and letter of credit fees equal to 0.125% of the outstanding letter of credit balance, payable monthly. The

                     BERNARD CHAUS, INC. AND SUBSIDIARIES

February Amendment required the payment of a due diligence and facility fee aggregating $0.6 million and provides for the payment of minimum service charges of $0.6 million per annum. In connection with the May Amendment, BNYF was paid a fee of $25,000, and additional fees of $10,000 per month through December 1996 were provided for, with BNYF agreeing to provide specified levels of overadvances up to $10.0 million through the same period. The Company may terminate the Amended Financing Agreement upon 90 days' prior written notice at any time, subject to termination fees. BNYF may terminate after February 21, 1998, upon 60 days' written notice to the Company.

The Amended Financing Agreement contains covenants relative to minimum levels of working capital and net worth and restrictions on real and/or personal property leases. The Company is also prohibited from declaring or paying dividends, or making other distributions on its capital stock, with certain exceptions. In connection with the May Amendment, BNYF waived covenant compliance with the working capital and net worth covenants through March 31, 1996.

4.  SUBORDINATED PROMISSORY NOTES

The Company had outstanding at March 31, 1996, $22.9 million of subordinated promissory notes payable to Josephine Chaus, certain of which were originally issued on June 30, 1986 and the remainder of which were issued in February and March 1991 (the Subordinated Notes). The Company has been prohibited from making payments of principal or interest on the Subordinated Notes since 1993 (with the exception of principal payments of approximately $0.5 million, $0.3 million and $0.3 million in November 1993, February 1994 and August 1994, respectively) as a result of restrictive covenants under the Amended Financing Agreement. In connection with the public offering (see Note 6), Ms. Chaus extended the maturity date of the Subordinated Notes (which were to mature on July 1, 1996) to July 1, 1998.

5.       RESTRUCTURING AND UNUSUAL EXPENSES

During the first quarter of fiscal 1995, the Company recorded unusual expenses of $7.8 million, primarily related to costs associated with the signing of the Company's new Chief Executive Officer, (including $6.2 million paid as a sign-on bonus and $1.0 million paid in recruiting fees), and $1.2 million in restructuring expenses related to employee severance.

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

                     BERNARD CHAUS, INC. AND SUBSIDIARIES

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Operating results for the interim periods ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ending June 30, 1996 or any other period.

For the nine months ended March 31, 1996, net sales decreased by $15.1 million or 9.9% compared to the nine months ended March 31, 1995. The sales decrease reflects the impact of significantly lower sales at regular and incentive prices combined with an increase in sales to off price vendors at deeper discounts than the prior year. Gross profit declined $6.7 million from the prior year reflecting the impact of incentive pricing and deeper discounts on sales to off price vendors combined with the impact of increased inventory reserves. The Company's Dress division realized negative gross profit of $2.2 million for the nine month period with the most significant factors being deeper discounts on sales to off price vendors and higher reserve levels on inventory.

In the quarter ended March 31, 1996, net sales and gross profit as a percentage of sales each declined from the prior year with net sales of $40.0 million and gross profit of 7.0% in the quarter ended March 31, 1996 versus net sales of $41.1 million and gross profit of 17.3% in the corresponding quarter of the prior year. The quarter ended March 31, 1996 was effected by deteriorating market conditions (which negatively impacted regular price sales) and consolidation in the off price marketplace which negatively impacted prices obtained on off price sales. The decline in gross profit as a percentage of net sales reflects the impact of increased off price sales volume at deeper discounts. The Company has discontinued its Dress division, which has adversely affected its results. In the quarter ended March 31, 1996, the Company's Dress division realized negative gross margin of $2.1 million, reflecting the impact of increased off price sales volume at deeper discounts combined with increased reserve levels on inventory.

Selling, general and administrative expenses for the nine months ended March 31, 1996 decreased by $4.0 million (or 11.7%) as compared with the nine months ended March 31, 1995. Selling, general and administrative expenses as a percentage of net sales decreased from 22.3% of net sales for the nine months ended March 31, 1995 to 21.8% of net sales for the nine months ended March 31, 1996. This decrease was primarily attributable to the implementation of cost reduction programs under a corporate restructuring program which was partially offset by expenditures of $0.6 million made in preparation for the launch of the Company's licensed Nautica(R) women's career and casual sportswear line. Payroll and related costs accounted for $3.2 million (or 81%) of this decrease. Other areas with significant decreases included rent, professional fees, freight and supplies.

                     BERNARD CHAUS, INC. AND SUBSIDIARIES

At March 31, 1996, the Company had restructuring reserves of $0.5 million reflecting a reduction in the reserve balance for the nine months of approximately $2.3 million. Charges to the reserve over the nine month period related to outlet store closings ($0.4 million), consolidation of office and warehouse space ($1.3 million), and severance related costs ($0.6 million). The remaining restructuring reserve balance is related to consolidation of office and warehouse space ($0.2 million) and outlet store closings ($0.3 million). During the first quarter of fiscal 1995, the Company recorded unusual expenses of $7.8 million, primarily related to costs associated with the signing of the Company's new Chief Executive Officer, (including $6.2 million paid as a sign-on bonus and $1.0 million paid in recruiting fees), and $1.2 million in restructuring expenses related to employee severance. and $1.2 million in restructuring expenses related to employee severance.

Interest expense for the nine months and for the quarter ended March 31, 1996 increased as compared with the comparable periods of the prior fiscal year, primarily due to higher average bank borrowings at higher rates and increased facility fees paid under the Amended Financing Agreement.

                     BERNARD CHAUS, INC. AND SUBSIDIARIES



Financial Position, Liquidity and Capital Resources

General

Net cash used in operating activities was $31.5 million for the nine months ended March 31, 1996, as compared to $7.7 million for the nine months ended March 31, 1995. The net cash used in operating activities for the nine months ended March 31, 1996 resulted primarily from the net loss of $13.7 million inclusive of $3.2 million non-cash charges, increases in accounts receivable of $17.2 million, increases in inventory of $9.5 million and decreases in accrued restructuring expenses of $2.3 million, partially offset by higher levels of accounts payable of $7.9 million. In the fall of 1995, management anticipated expanding floor space in existing store customers and expanding to new customers. Continued deterioration in the marketplace combined with the impact of consolidation in the off price marketplace have resulted in less than anticipated store penetration and higher inventory levels. The Company has established an inventory reserve to reflect current market conditions. Piece good inventories have increased partly relating to the introduction of the Company's licensed Nautica(R) women's career and casual sportswear line. The increase in receivable levels from March 31, 1995 to March 31, 1996 reflects timing of shipments for Spring and Summer sales and lower reserves required due to lower promotional allowances.

Amended Financing Agreement

The Company and BNY Financial Corporation ("BNYF") entered into a financing agreement in July 1991, which was amended and restated effective as of February 21, 1995, (the "February Amendment") and further amended effective as of September 28, 1995 (the "September Amendment") and as of May 9, 1996 (the "May Amendment") (collectively the "Amended Financing Agreement"). The Amended Financing Agreement provides the Company with a $60 million credit facility for letters of credit and direct borrowings, with a sublimit for loans and advances of $40.0 to $48.0 million. The amount of financing available is based upon a formula incorporating eligible receivables and inventory, cash balances, other collateral, and permitted overadvances, all as defined in the Amended Financing Agreement. At March 31, 1996, the Company had availability of approximately $0.9 million under the Amended Financing Agreement. The Amended Financing Agreement is collateralized by substantially all of the Company's assets, including accounts receivable and inventory.

Credit Support

Josephine Chaus has arranged for a letter of credit (the "Letter of Credit") in various amounts since April 1994 in return for which BNYF has increased the availability under the Amended Financing Agreement. As part of the negotiations with BNYF in connection with the Amended Financing Agreement, in February 1995 Josephine Chaus increased the Letter of Credit to $10.0 million and extended its term until October 31, 1995. In September 1995, Ms. Chaus further extended the term of the Letter of Credit to January 31, 1996. Subsequently, in connection with the September Amendment, Ms. Chaus provided the Company with an option to further extend the Letter of Credit to July 31, 1996 (the "July Option"), subject to the consummation of the Company's public common stock offering (see "-- Nautica License Agreement/Future Financing Requirements"). In January 1996, the

                     BERNARD CHAUS, INC. AND SUBSIDIARIES

Company exercised the July Option to extend the Letter of Credit to July 31, 1996. In addition, in February 1995, Ms. Chaus provided a $5.0 million personal guarantee (the "Guarantee"), to be in effect during the Amended Financing Agreement's three-year term. In connection with the May Amendment, Ms. Chaus agreed to extend the Letter of Credit to January 31, 1997
(the "January Extension") and additionally provided a collateralized increase of $5.0 million in the Guarantee (the "Increased Guarantee").

The issuance of the warrants to Ms. Chaus, for certain credit support provided by her was recorded at a value of $0.2 million in the second quarter and $0.3 million in the third quarter, respectively, and included as charges to interest expense with corresponding increases to additional paid-in capital. The consideration to be paid to Ms. Chaus for the January Extension and the Increased Guarantee is being considered by a Special Committee comprised of disinterested members of the Company's Board of Directors (the "Special Committee").

Issuance of Stock in Exchange for Debt

In September 1994, Josephine Chaus loaned $7.2 million to the Company in exchange for subordinated promissory notes bearing interest at 12% per annum. Proceeds of such cash infusion were used for costs and associated expenses related to the signing of the Company's new Chief Executive Officer. In November 1994, upon the request of the Special Committee, in order to provide additional equity to the Company, to enhance the Company's balance sheet and to accommodate BNYF, Josephine Chaus exchanged such subordinated promissory notes, including accrued interest thereon of $0.2 million, for 1,914,500 shares of Common Stock (based upon a purchase price of $3.85 per share).

Subordinated Debt

The Company had outstanding at March 31, 1996, $22.9 million of subordinated notes payable to Josephine Chaus (the "Subordinated Notes"). In connection with the Company's public offering (see "--Nautica License Agreement/Future Financing Requirements"), Josephine Chaus extended the maturity date of the Subordinated Notes (which were to mature on July 1, 1996) to July 1, 1998. The Company has been unable to pay principal or interest, with certain exceptions, under the Subordinated Notes as a result of covenants in the Amended Financing Agreement. See Notes 3 and 4 to Notes to the Company's Condensed Consolidated Financial Statements.

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

On November 22, 1995, the Company consummated an underwritten public offering of 5,750,000 shares of Common Stock at a price of $3.00 per share. Net proceeds, after expenses and commissions of $1.8 million, were $15.4 million. The Company intends to use approximately $7.0 million of the net proceeds from the offering to develop and market the Company's licensed Nautica product line, and the remaining net proceeds to provide working capital to support the growth of the Company's existing product lines. Pending such uses, the proceeds were used to reduce the outstanding balance under the Amended Financing Agreement. Since it is a revolving credit facility, any amounts repaid will be available to be reborrowed, subject to the borrowing formula in the Amended Financing Agreement. (see "Amended Financing Agreement").

At March 31, 1996, the Company had a working capital deficiency of $9.4 million. The Company requires the availability of sufficient cash flow and borrowing capacity to finance its existing product lines and to develop and market its licensed Nautica product lines. The Company expects to satisfy such requirements through cash flow from operations, its line of credit under the Amended Financing Agreement, and, in the near term, continued credit support from Josephine Chaus. The Company anticipates that its future operations will be financed in the same manner, but may also explore additional sources of financing.

In May 1996, Ms. Chaus increased her credit support to the Company by increasing the Guarantee to $10.0 million. In consideration for her credit support, BNYF has provided the Company with specified levels of overadvances up to $10 million through December 31, 1996. The Company has no understanding with Ms. Chaus pursuant to which Ms. Chaus would extend the Letter of Credit beyond January 31, 1997. In addition, although BNYF historically has waived compliance with certain covenants and permitted certain overadvances and has, pursuant to the May Amendment, agreed to relax such covenants and permit specified levels of overadvances through December 31, 1996, there can be no assurance that it will continue to do so in the future. Moreover, growth of the Company's existing product lines and/or the development of the Company's licensed Nautica product line could increase the amount of the potential shortfall in borrowing availability after the current fiscal year.

                     BERNARD CHAUS, INC. AND SUBSIDIARIES

PART II - OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K.

 (a)  Attached hereto as Exhibits are the following:

      10.73 - Amendment and waiver dated May 9, 1996 to the Financing
                Agreement

      27     - Financial Data Schedule

 (b) The Company filed no reports on Form 8-K during the quarter ended March 31, 1996.

                     BERNARD CHAUS, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    BERNARD CHAUS, INC.
                                    (Registrant)


Date:  May 15, 1996          By: /s/Josephine Chaus
                                 ------------------
                                    JOSEPHINE CHAUS
                                    Chairwoman of the Board and
                                    Office of the Chairman



Date:  May 15, 1996          By: /s/Andrew Grossman
                                 ------------------
                                    ANDREW GROSSMAN
                                    Chief Executive Officer and
                                    Office of the Chairman


Date:  May  15, 1996         By: /s/Wayne S. Miller
                                 ------------------
                                    WAYNE S. MILLER
                                    Executive Vice President -
                                    Finance and Administration and
                                    Chief Financial Officer

                     BERNARD CHAUS, INC. AND SUBSIDIARIES

                                 EXHIBIT INDEX



Exhibit Number   Description                                               Page

10.73            Amendment and waiver dated May 9, 1996 to the Financing
                 Agreement

27               Financial Data Schedule.