Form 10-K
period 1996-06-30
CHAUS BERNARD INC
filed 1996-09-27
CIK 793983

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-K
  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934
                    For the fiscal year ended June 30, 1996
                                       or
    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
          For the transition period from      to

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

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

     Title of each class              Name of each exchange on which registered
     -------------------              -----------------------------------------
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

         The aggregate market value of the voting stock held by non-affiliates of the registrant on September 26, 1996 was $30,294,488.

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date

         Date                     Class                      Shares Outstanding
         ----                     -----                      ------------------
September 26, 1996       Common Stock, $0.01 par value            26,277,274


                                                       LOCATION IN FORM 10-K IN
         DOCUMENTS INCORPORATED BY REFERENCE              WHICH INCORPORATED
         -----------------------------------              ------------------
Portions of registrant's Proxy Statement for the Annual        Part III
 Meeting of Stockholders to be held in November 1996.

PART I

ITEM 1.           BUSINESS.

GENERAL

         Bernard Chaus, Inc. (the "Company" or "Chaus") designs, arranges for the manufacture of and markets an extensive range of women's career and casual sportswear which are marketed principally under the CHAUS(Registered Trademark), CHAUS SPORT(Registered Trademark) and NAUTICA(Registered Trademark) trademarks. In late fiscal 1994, the Company initiated a corporate restructuring program characterized by a strengthened management team, reduced selling, general and administrative expenses and, in an effort to capitalize on the Company's well-recognized brand name, a return to its historic product positioning. As a result, the Company has repositioned its enhanced product line at the high end of the "upper moderate" through the opening price points of the "better" categories. In September 1995 the Company entered into a license agreement (the "Nautica License Agreement") with Nautica Apparel Inc. ("Nautica"), a leading name in men's apparel, under which the Company has an exclusive license to design, contract for the manufacture of and market a new women's apparel line under the Nautica brand name. The Company commenced sales of products in its licensed Nautica product line in August 1996, with such Nautica product line being positioned in the "better" to "bridge" categories. In addition, in order to better utilize its management and financial resources, in March 1996 the Company discontinued its unprofitable dresses product line, which had accounted for a gross margin loss of $2.2 million for the twelve months ended June 30, 1996.

PRODUCTS

         The Company's products currently are divided into two principal product categories: (i) career sportswear and (ii) weekend casual sportswear. As part of its restructuring/repositioning strategy, the Company has shifted its product focus from single, fashion-driven items to full collections with an emphasis on traditional styling. With this repositioning, the Company also has enhanced its design and quality with, in certain cases, an increase in price points to the high end of the "upper moderate" through the opening price points of the "better" categories. The Company's career and weekend casual sportswear are marketed as coordinated groups of jackets, skirts, pants, blouses, sweaters and related accessories which, while sold as separates, are coordinated by styles, color schemes and fabrics and are designed to be merchandised and worn together. The Company believes that the target consumers for its products are women aged 25 to 55.

         The Company produces collections of each of these product lines for each of its five principal selling seasons: Spring, Summer, Fall I, Fall II and Holiday. Spring and Fall traditionally have been the Company's major selling seasons. Beginning in fiscal 1996, the Company combined the Spring I and Spring II seasons into one Spring season, thus reducing the selling seasons from six to five.

         The Company's major product categories and associated brand names are summarized in the following table:

                                                                              WEEKEND CASUAL
                                    CAREER SPORTSWEAR                           SPORTSWEAR
                                    -----------------                           ----------
         BRAND NAMES                Chaus                                       Chaus Sport
                                    Chaus Woman                                 Nautica
                                    Chaus Petite
                                    Nautica

         PRODUCT OFFERINGS          Jackets, Skirts, Pants,                     Casual Jackets
                                    Shorts, Blouses, Shirts,                    Sweaters, Skirts, Pants,
                                    Knit Tops, Sweaters                         Shirts, Knit Tops, Outerwear

         INDUSTRY CATEGORIES        Chaus -- Upper Moderate                     Chaus -- Upper Moderate
                                             and Lower Better                            and Lower Better
                                    Nautica -- Better and Bridge                Nautica -- Better and Bridge



         During fiscal 1996, the suggested retail prices of the Company's Chaus products ranged between $20.00 and $142.00. The Company's jackets ranged in price between $50.00 and $142.00, its blouses and sweaters ranged in price between $25.00 and $80.00, its skirts and pants ranged in price between $28.00 and $86.00, and its knit tops and bottoms ranged in price between $20.00 and $78.00.

         The following table sets forth a breakdown by percentage of the Company's net sales by product category for fiscal 1994 through fiscal 1996:


                                    Fiscal Year Ended June 30,
                                    --------------------------

                             1994              1995             1996
                             ----              ----             ----

   Career Sportswear
     Chaus                     29%               31%              41%
     Chaus Woman               12                13               11
     Chaus Petite               6                 4                5
                            -----             -----            -----
     Total                     47                48               57

   Weekend Casual
     Sportswear                28                35               33

   Dresses                     13                12                8
   Other (1)                   12                 5                2
                            -----             -----            -----

   Total                      100%              100%             100%
- ---------------

         (1) Includes sales by outlet stores, offset by intercompany eliminations. Also includes, for fiscal 1994, (a) the Company's JOSEPHINE and JEANSWEAR labels, which produced blouses and jeans, respectively, until the beginning of fiscal 1995 when the Company ceased producing garments using these labels and (b) a Canadian joint venture that the Company terminated in June 1994.

         Career Sportswear. The Company markets an extensive line of career sportswear under the CHAUS label for misses sizes, the CHAUS WOMAN label for larger sizes and the CHAUS PETITE label for smaller sizes. In August 1996 the Company commenced sales of career sportswear under the NAUTICA label. These product lines offer a full collection of sportswear geared primarily for the working woman. Each sportswear collection typically includes a broad selection of jackets, skirts, pants, blouses and sweaters, as well as more casual apparel such as shorts, shirts and knit tops.

         Weekend Casual Sportswear. The CHAUS SPORT label offers casual jackets, sweaters, skirts, pants, shirts and knit tops. This product line offers soft career, weekend and leisure sportswear intended for an informal working environment as well as for casual wear. In August 1996, the Company commenced sales of weekend casual sportswear under the NAUTICA label.

LICENSE AGREEMENT WITH NAUTICA

         In September 1995, the Company entered into the Nautica License Agreement under which the Company has an exclusive license to manufacture, market, distribute and sell licensed product for women under the Nautica(Registered Trademark) brand name in the United States and Puerto Rico. The Company currently distributes its licensed Nautica product line in major department and specialty stores, at "better" to "bridge" price points. The Company plans to have approximately 125 Nautica designed in-store shops built during fiscal 1997. Nautica has developed significant brand-name recognition with its men's apparel lines. The Company's relationship with Nautica provides the Company with exposure to "better" to "bridge" departments, while creating an alliance with a leading company in the apparel industry. The Company's first sales of its licensed Nautica products occurred in August 1996. The Company's license from Nautica is limited to women's sportswear collections including coordinating knits, blouses, wovens, sweaters, pants, skirts, jackets, and outerwear and sportswear dresses bearing the Nautica brand names and marks. The Company's license from Nautica excludes business dresses, suits, coats and raincoats that are not part of a sportswear collection. The license also excludes shoes, scarves, socks, stockings or accessories for ladies bearing the Nautica brand names and marks.

         The initial term of the Nautica License Agreement runs through December 31, 1999, and is thereafter renewable for up to two periods of three years each, provided that certain conditions are met (including the successful attainment of certain sales targets and the requirement that Andrew Grossman continue in his position as Chief Executive Officer during the term of the Nautica License Agreement). The Company's obligations include minimum royalty and advertising payments. A separate showroom was constructed for the display of the Company's licensed Nautica products and a full operational merchandising and retail development group has been dedicated to its licensed Nautica product line.

         Pursuant to the terms of the Nautica License Agreement, the Company has granted Nautica a ten-year option to purchase up to 150,000 shares of the Company's Common Stock at a purchase price of $5.00 per share (the closing price of the Common Stock on the NYSE on September 6, 1995, the date the Company entered into the Nautica License Agreement).

CUSTOMERS

         The Company's products are sold nationwide in an estimated 2,200 individual stores operated by approximately 100 department store chains, specialty retailers and other retail outlets. The Company does not have any long-term commitments or contracts with any of its customers.

         During fiscal 1996, approximately 62% of the Company's net sales were made to its nine largest customers, as compared to 49% in fiscal 1995 and 45% in fiscal 1994. Except for Dillard's Department Stores, which accounted for 29% of net sales in fiscal 1996, 23% of net sales in fiscal 1995 and 16% of net sales in fiscal 1994, no single customer accounted for more than 10% of net sales during such fiscal years; however, certain of the Company's customers are under common ownership. When considered together as a group under common ownership, sales to two department store customers owned by TJX Companies, Inc. accounted for approximately 16% of net sales in fiscal 1996, 7% of net sales in fiscal 1995 and 13% of net sales in fiscal 1994. Sales to nine department store companies owned by The May Department Stores Company accounted for approximately 10% of the Company's net sales in fiscal 1996, 15% of net sales in fiscal 1995 and 14% of net sales in fiscal 1994. Sales to nine department store companies owned by Federated Department Stores accounted for approximately 5% of net sales in fiscal 1996, 11% of net sales in fiscal 1995 and 12% in fiscal 1994. The aforementioned percentages of net sales were based upon the stores owned by the various department store customers at the end of fiscal 1996. As a result of the Company's dependence on these customers, they may have the ability to influence the Company's business decisions. The loss of or significant decrease in business from any of its major customers would have a material adverse effect on the Company's financial position and results of operations.

SALES AND MARKETING

         The Company's selling operation is highly centralized. Sales to the Company's department and specialty store customers are made primarily through the Company's New York City showrooms. The Company has an in-house sales force of 15, all of whom are located in the New York City showrooms. Senior management, principally Josephine Chaus, Chairwoman of the Board and principal stockholder of the Company, and Michael Winter, President of the Company's Nautica division, actively participate in the planning of the Company's marketing and selling efforts. The Company does not employ independent sales representatives or operate regional sales offices, but it does participate in various regional merchandise marts. This sales structure enables management to control the Company's selling operation more effectively, to limit travel expenses, as well as to deal directly with, and be readily accessible to, major customers.

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

         The Company maintains a limited cooperative advertising program under which it reimburses, in certain circumstances, a portion of a customer's advertising expenditures promoting the Company's products up to a maximum percentage of the customer's purchases. Except for this cooperative advertising program, the Company has not engaged in any direct advertising to the public with respect to its Chaus product line. Cooperative advertising expenditures were approximately $1.6 million in fiscal 1994 and $0.8 million in each of fiscal 1995 and fiscal 1996.

DESIGN

         The Company's products and certain of the fabrics from which they are made are designed by an in-house staff of fashion designers. The 16 person design staff, headed by Judith Leech, monitors current fashion trends and changes in consumer preferences. Josephine Chaus and Andrew Grossman, the Company's Chief Executive Officer, who are instrumental in the design function, meet regularly with the design staff to create, develop and coordinate the seasonal collections. The Company believes that its design staff is known for its distinctive styling and its ability to contemporize fashion classics. Emphasis is placed on the coordination of outfits and quality of fabrics to encourage the purchase of more than one garment.

MANUFACTURING AND DISTRIBUTION

         The Company does not own any manufacturing facilities; all of its products are manufactured in accordance with its design specifications and production schedules through arrangements with independent manufacturers. The Company believes that outsourcing its manufacturing maximizes its flexibility while avoiding significant capital expenditures, work-in-process buildup and the costs of a large workforce. A substantial amount (approximately 80%) of its product is manufactured by approximately 35 key independent suppliers located primarily in South Korea, Hong Kong, Taiwan, China, Indonesia and elsewhere in the Far East. Approximately 20% of the Company's products are manufactured in the United States and the Caribbean Basin. No contractual obligations exist between the Company and its manufacturers except on an order-by-order basis. During fiscal 1996, the Company purchased approximately 67% of its finished goods from its ten largest manufacturers, including approximately 14% of its purchases from its largest manufacturer. Contracting with foreign manufacturers enables the Company to take advantage of prevailing lower labor rates and to use a skilled labor force to produce high quality products.

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

         The Company uses a broad range of fabrics in the production of its clothing, consisting of synthetic fibers (including polyester and acrylic), natural fibers (including cotton and wool), and blends of natural and synthetic fibers. The Company does not have any formal, long-term arrangements with any fabric or other raw material supplier. During fiscal 1996, virtually all of the fabrics used in the Company's products manufactured in the Far East were ordered from the Company's five largest suppliers in the Far East, which are located in Japan, Taiwan and Korea, and virtually all of the fabric used in the Company's products manufactured in the United States and the Caribbean Basin were ordered by three major suppliers from these regions. The Company selects the fabrics to be purchased, which are generally produced for it in accordance with its own specifications. To date, the Company has not experienced any significant difficulty in obtaining fabrics or other raw materials and considers its sources of supply to be adequate.

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

IMPORTS AND IMPORT RESTRICTIONS

         The Company's arrangements with its manufacturers and suppliers are subject to the risks attendant to doing business abroad, including the availability of quota and other requisite customs clearances, the imposition of export duties, political and social instability, currency revaluations and restrictions on the transfer of funds. Bilateral agreements between exporting countries, including those from which the Company imports substantially all of its products, and the United States' imposition of quotas limits the amount of certain categories of merchandise, including substantially all categories of merchandise manufactured for the Company, that may be imported into the United States. Furthermore, the majority of such agreements contain "consultation clauses" which allow the United States to impose at any time restraints on the importation of categories of merchandise which, under the terms of the agreements, are not subject to specified limits. The bilateral agreements through which quotas are imposed have been negotiated under the framework established by the Arrangement Regarding International Trade in Textiles, known as the Multifiber Arrangement ("MFA") which has been in effect since 1974. The United States has concluded international negotiations known as the "Uruguay Round" in which a variety of trade matters were reviewed and modified. Quotas established under the MFA will be gradually phased out over a ten year transition period, after which the textile and clothing trade will be fully integrated into the General Agreement on Trade and Tariffs ("GATT") and will be subject to the same disciplines as other sections. The GATT agreement provides for expanded trade, improved market access, lower tariffs and improved safeguard mechanisms.

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

OUTLET STORES

         At June 30, 1996, the Company had 25 outlet stores as compared to 31 stores at June 30, 1995. The outlet stores operate throughout the country in traditional factory outlet centers in locations intended to minimize conflict with the Company's major retail department store customers. As part of the Company's continued restructuring, six outlet stores were closed during fiscal 1996. The Company plans to close three more outlet stores during fiscal 1997 and does not intend to open any new stores in the near future. The Company also has realigned its outlet store business to reflect the changes it has made in its pricing and product strategy. The Company will seek to utilize its outlet stores as more of a sale point for current merchandise without negatively impacting its department store sales.

BACKLOG

         At September 20, 1996, the Company's order book reflected unfilled customer orders for approximately $45.0 million of merchandise as compared to a backlog of $48.0 million at September 14, 1995. Order book data at any date are materially affected by the timing of the initial showing of collections to the trade, as well as by the timing of recording of orders and of shipments. Accordingly, the Company believes that order book data do not provide meaningful period to period comparisons as of specific dates, and comparisons of backlog information with such information as of specific dates for prior periods are not necessarily indicative of future results. The Company does not believe that cancellations, rejections or returns will materially reduce the amount of sales realized from such backlog.

TRADEMARKS

         CHAUS(Registered Trademark), CHAUS ESSENTIAL(Registered Trademark), CHAUS SPORT(Registered Trademark), CHAUS WOMAN(Registered Trademark) and MS. CHAUS(Registered Trademark) are registered trademarks of the Company in the United States for use on ladies' garments. These trademarks are renewable in the years 2004, 2008, 2002, 2004 and 2005, respectively. JOSEPHINE(Registered Trademark) is also a registered trademark of the Company in the United States, renewable in the year 2001, for use on ladies' blouses and sweaters. The Company considers its trademarks to have significant value in the marketing of its products. See " -- License Agreement with Nautica" for certain information concerning the Company's Nautica License Agreement.

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

EMPLOYEES

         At June 30, 1996, the Company employed 525 full-time employees as compared with 595 full-time employees at June 30, 1995. This total includes 68 in managerial and administrative positions, approximately 108 in production, production administration and design, 214 in marketing, merchandising and sales (including 199 employees in the retail outlet store operation) and 59 in distribution. Of the Company's total employees, 76 were located in the Far East. The Company is a party to a collective bargaining agreement with the Amalgamated Workers Union, Local 88, covering 94 full-time employees. This agreement expires in August 1999.

         The Company considers its relations with its employees to be satisfactory and has not experienced any business interruptions as a result of labor disagreements with its employees.

EXECUTIVE OFFICERS

The executive officers of the Company are:

         NAME              AGE      POSITION
         ----              ---      --------
Josephine Chaus            45       Chairwoman of the Board and member, Office of the  Chairman
Andrew Grossman            37       Chief Executive Officer and member, Office of the  Chairman
Wayne S. Miller            39       Executive Vice President-- Finance and Administration,  Chief Financial
                                      Officer and Secretary
Michael Winter             40       President -- Nautica
Barton Heminover           42       Vice President-- Corporate Controller and Assistant Secretary

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

         Wayne S. Miller joined the Company as Executive Vice President--Finance and Administration and Chief Financial Officer of the Company in June 1994 and was appointed Secretary of the Company in November 1994. From April 1994 to June 1994 Mr. Miller served as Crisis Manager at USA Classic, Inc., an apparel company. From February 1994 to March 1994 he was a consultant to various apparel companies. From October 1990 to January 1994 he was President and Chief Executive Officer of Publix Group, L.P., an apparel company, which filed a petition for reorganization under chapter 11 of the federal bankruptcy laws in June 1993. Prior to October 1990, Mr. Miller was Chief Financial Officer at Basco All-American Sportswear Corp.

         Michael Winter joined the Company in December 1995 as President of the Company's Nautica division. From 1992 to 1995, Mr. Winter served as Executive Vice President Sales/Marketing at Carol Little, Inc., an apparel company. From 1989 to 1992, Mr. Winter served as Vice President Sales/Merchandising and Marketing at Ralph Lauren Woman's Division, an apparel company.

         Barton Heminover joined the Company as Vice President - Corporate Controller and Assistant Secretary in July 1996. From January 1983 to July 1996 he was employed by Petrie Retail, Inc. (formerly Petrie Stores Corporation), a woman's retail apparel chain, in various capacities, serving as Vice President/Treasurer from 1986 to 1994 and as Vice President/Financial Controller from 1994 to 1996.

ITEM 2. PROPERTIES.

         The Company's principal executive offices are located at 1410 Broadway in New York City, where the Company currently leases approximately 29,000 square feet, which represents a reduction of approximately 12,000 square feet from the aggregate space occupied under several leases that terminated in July 1996. These facilities also house the Company's showrooms and its sales, design, production and merchandising staffs. This space is occupied under a lease expiring in July 1998. Net base rental expense aggregated approximately $2.1 million, $2.2 million and $2.3 million in fiscal 1994, 1995 and 1996, respectively, and is expected to aggregate approximately $0.7 million in fiscal 1997. Chaus also leases approximately 19,000 square feet of space at 520 Eighth Avenue in New York City, which houses its technical production support facilities (including its sample and pattern makers). Net base rental expense for this space aggregated approximately $0.4 million in fiscal 1994, $0.3 million in fiscal 1995 and $0.2 million in fiscal 1996. The lease for this facility expires in January 1997.

         During fiscal 1995, the Company consolidated its warehouse and distribution centers located in Secaucus, New Jersey into one building, reducing the leased square footage from approximately 390,000 square feet to approximately 275,000 square feet. This facility houses the Company administrative and finance personnel, its computer operations, one retail outlet store and its warehouse and distribution center. In September 1995 the Company renegotiated its Secaucus leases in order to terminate the lease on the vacant building, and the new lease expires in June 2000. Base rental expense for the Secaucus facilities aggregated approximately $2.4 million in fiscal 1994, $1.5 million i ;n fiscal 1995 and $1.3 million in fiscal 1996. The base rental expense is expected to aggregate approximately $1.1 million in fiscal 1997.

         Office locations are also leased in Hong Kong and Korea, with annual aggregate rental expense of approximately $0.3 million for fiscal 1996. In July 1995, the Company closed its Taiwan office and in prior years, terminated its leases as to foreign office locations in the Philippines and Italy. The aggregate rental payments, including the closed locations, approximated $0.7 million in fiscal 1994 and $0.5 million in fiscal 1995.

         The Company also leases space for its outlet stores operation, with the average store utilizing approximately 3,000 square feet in fiscal 1996. The annual aggregate base rental expense for such facilities was approximately $1.7 million in fiscal 1996 and is expected to be approximately $1.3 million for fiscal 1997. For each of fiscal 1994 and fiscal 1995 the base rental expense for the outlet stores' operations was $1.9 million.

ITEM 3. LEGAL PROCEEDINGS.

         In 1992, Federal Judge Shirley Wohl Kram dismissed with prejudice as time-barred the Amended Complaint against the Company and others in consolidated class actions entitled Phifer v. Chaus et al., Goldschlack v. Chaus et al., Susman v. Chaus et al., and I. Bibcoff Inc. Pension Trust Fund v. Chaus et al., (which claims had alleged misstatements and omissions in the Company's July 1986 prospectus delivered in connection with the Company's initial public offering of Common Stock in 1986 (the "1986 Offering") and its 1986 and 1987 annual reports). On April 19, 1993, a Class Action Complaint was filed in the Superior Court of New Jersey, Hudson County, against the Company and others, including the Company's lead underwriter in the 1986 Offering. Allegations in such complaint were common law fraud and negligent misrepresentation in the sale of the Company's Common Stock in the 1986 Offering, which allegations were substantially similar to the claims that were dismissed with prejudice in the federal court. One of the plaintiffs from the federal action was originally a party in this action in state court. On June 18, 1993, the Company received by mail a copy of Jury Demand Class Action in the Superior Court of New Jersey, Hudson County entitled Theodore M. Wietecha and Lisa A. Phifer v. Bernard Chaus, Inc. et al. The Complaint was amended in September 1993 to delete Lisa Phifer as a plaintiff. On May 27, 1994, the Company moved to dismiss the Complaint and/or to deny or limit class status. In a decision rendered in November 1994, the Superior Court denied the plaintiff's motion for the class certification and dismissed all claims against the director defendants (Josephine Chaus and the Estate of Bernard Chaus) and all claims not based upon actual reliance. During fiscal 1996 the Company settled these claims for approximately $0.3 million, which expense had been provided for in a prior year.

         A claim for indemnification was asserted by the Company's former underwriters against the Company. The indemnification claim demanded repayment of the legal fees and expenses incurred by such underwriters in connection with the consolidated class actions entitled Phifer v. Chaus, et al. During fiscal 1996 the Company settled this matter for approximately $0.8 million, which expense had been provided for in a prior year.

         There are no other material pending legal proceedings to which the Company is a party or to which any of its properties is subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Common Stock is traded on the New York Stock Exchange ("NYSE") under the symbol "CHS." The following table sets forth for each of the Company's fiscal periods indicated the high and low sales prices for the Common Stock as reported on the NYSE.

                                                         HIGH            LOW
                                                         ----            ---
          FISCAL 1995
                       First Quarter .................  $4.375         $1.750
                       Second Quarter ................   6.125          3.625
                       Third Quarter .................   5.000          3.625
                       Fourth Quarter ................   5.750          2.875

          FISCAL 1996
                       First Quarter .................  $6.125         $4.750
                       Second Quarter ................   5.625          3.125
                       Third Quarter .................   5.000          2.875
                       Fourth Quarter ................   4.625          3.000

As of September 17, 1996, the Company had approximately 1,097 stockholders of record.

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

STATEMENT OF OPERATIONS DATA:

                                                                              FISCAL YEAR ENDED JUNE 30,
                                                                              --------------------------
                                                                1992         1993          1994        1995        1996
                                                                ----         ----          ----        ----        ----
                                                                       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Net sales .....................................              $254,190      $235,819     $206,332     $181,697    $170,575
Cost of goods sold ............................               196,415       187,423      186,594      149,097     147,994
                                                             --------      --------     --------     --------    --------
Gross profit ..................................                57,775        48,396       19,738       32,600      22,581
Selling, general and administrative expenses ..                50,016        57,410       55,400       44,794      40,162
Restructuring expenses ........................                    --            --        5,300 (1)    1,200 (1)      --
Unusual expenses ..............................                    --            --        1,900 (2)    8,333 (2)      --
Interest expense ..............................                 2,474         2,322        3,439        5,976       6,560
Other income (expense), net ...................                   479           449         (190)          91          56
                                                             --------     ---------  -----------   ----------    --------
Income (loss) before income tax (benefit)
   provision and extraordinary item ...........                 5,757       (10,887)     (46,491)     (27,612)    (24,085)
Income tax provision ..........................                 2,245           102          264          301         301
                                                             --------     ---------    ---------    ---------    --------
Income (loss) before extraordinary item .......                 3,512       (10,989)     (46,755)     (27,913)    (24,386)
Extraordinary item ............................                 1,957 (3)        --           --           --          --
                                                             --------     ---------    ---------    ---------    --------
Net income (loss) .............................             $   5,469      $(10,989)    $(46,755)    $(27,913)   $(24,386)
                                                            =========     =========    =========    =========    ========
Net income (loss) per share (4) ...............            $     0.30     $   (0.60)   $   (2.55)   $   (1.40)   $  (1.02)
                                                           ==========     =========    =========    =========    ========
Weighted average number of common and
  common equivalent shares outstanding ........                18,363        18,272       18,352        19,910     23,987
                                                           ==========     =========    =========    ==========   ========

BALANCE SHEET DATA:

                                                                         AS OF JUNE 30,
                                                                         --------------
                                                      1992          1993         1994         1995        1996
                                                      ----          ----         ----         ----        ----
Working capital (deficiency) ..................     $51,964       $40,923     $  3,342     $(13,914)  $(19,483)
Total assets ..................................      86,489        90,208       51,619       28,660     32,742
Short-term debt, including current portion
  of long-term debt ...........................       9,910        17,504       21,365       18,698     26,077
Long-term debt ................................      14,820        14,730       18,789       21,066     23,588
Stockholders' equity (deficiency) .............      43,328        33,147      (13,614)     (32,379)   (40,610)
- -------------------

(1) Includes, in fiscal 1994, $2.1 million for closing selected outlet stores, $2.5 million for consolidation of office and warehouse space, and $0.7 million for employee severance, and, in fiscal 1995, $1.2 million of employee severance.

(2) Includes, in fiscal 1994, expenses relating primarily to abandonment of fixed assets, certain legal matters and the winding down of the Company's Canadian joint venture, and in fiscal 1995, $7.8 million primarily relating to the costs associated with the signing of the Company's new Chief Executive Officer and $0.5 million related to certain legal matters.

(3) Represents a benefit from the utilization of a net operating loss carryforward.

(4) Computed by dividing net income (loss) by the weighted average number of Common and Common Equivalent Shares outstanding during the years. For the fiscal years ended 1993, 1994, 1995 and 1996, Common Equivalent Shares were not included in the calculation as their inclusion would have been antidilutive.

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

         Toward the end of fiscal 1994, the Company initiated a major restructuring of its operations in order to return to its historic product positioning and regain profitability. The focus of the Company's restructuring has been to strengthen its management team, reduce selling, general and administrative expenses and reposition its product line. Andrew Grossman joined the Company in September 1994 and implemented a product and pricing repositioning strategy, most of the financial benefits of which the Company expects to be realized in future periods. In anticipation of the repositioned product lines and as a result of continued weak product demand, the Company has limited the production of its product lines pending the return of adequate demand. The impact of the restructuring on the Company's selling, general and administrative expenses has been more immediate: selling, general and administrative expenses decreased from $55.4 million in fiscal 1994 to $44.8 in fiscal 1995 to $40.2 in fiscal 1996. Nearly half of this decrease resulted from staff reductions throughout the Company from a high point of 1,009 in fiscal 1993 to 525 at the end of fiscal 1996. In addition, the Company decided to close a number of its unprofitable outlet stores and does not intend to open any new stores in the foreseeable future. In order to support the development and growth of the Company's licensed Nautica product line, however, selling, general and administrative expenses are expected to increase in subsequent years as sales volume of the Company's licensed Nautica product line increases.

RESULTS OF OPERATIONS

         The following table sets forth, for the years indicated, certain items expressed as a percentage of net sales.

                                                                       Fiscal Year Ended June 30
                                                                       -------------------------

                                                                    1994             1995         1996
                                                                    ----             ----         ----

              Net sales ......................................      100.0%            100.0%     100.0%
              Gross profit ...................................        9.6              17.9       13.2
              Selling, general and administrative expenses ...       26.9              24.7       23.5
              Restructuring expenses .........................        2.6               0.7        --
              Unusual expenses ...............................        0.9               4.6        --
              Interest expense ...............................        1.7               3.3        3.8
              Net loss .......................................      (22.7)            (15.4)     (14.3)

Fiscal 1996 Compared to Fiscal 1995

              In fiscal 1996, net sales decreased by $11.2 million, or 6.1%, compared to the prior year. Approximately $8.6 million is due to the decrease in dress sales as a result of the discontinuation of dresses as a product category. The sales decrease is also the result of lower sales at regular and incentive prices combined with an increase in off-price sales at deeper discounts than the prior year.

              Sales by the Company's outlet stores decreased by $5.7 million compared to the prior year. This decrease is largely due to the closing of six outlet stores in fiscal 1996 and a decline in same-store sales of approximately $2.2 million.

              Gross profit as a percentage of net sales was 13.2% as compared to 17.9% for the previous year. The decrease in gross profit as a percentage of net sales reflects the impact of increased off-price sales volume at deeper discounts. The Company's dress division realized a negative gross margin of $2.2 million for fiscal 1996 which adversely impacted gross profit as a percentage of net sales.

              Selling, general and administrative expenses decreased by $4.6 million, from 24.7% of net sales in fiscal 1995 to 23.5% of net sales in fiscal 1996. This decrease is due to a decrease in payroll and payroll related items of approximately $2.7 million, a decrease in occupancy costs of $1.2 million and a decrease in other expenses of $0.7 million. The decrease in payroll and payroll related items was predominately due to a decrease of approximately $0.7 million as a result of the closing of six stores in fiscal 1996 and a decrease of approximately $2.0 million due to employee reductions as the Company continues to improve the efficiency of its operations. The decrease in occupancy costs was primarily due to a $0.5 million decrease associated with the consolidation of the distribution facility and a $0.5 million decrease due to the reduction in outlet stores.

              At the end of fiscal 1995 the balance of the restructuring reserve was $2.8 million. During fiscal 1996 $2.6 million was charged against the restructuring reserve, consisting of charges relating to consolidation of warehouse and office space ($1.3 million), severance related costs ($0.8 million) and outlet store closing costs ($0.5 million). At June 30, 1996 the balance in the restructuring reserve was $0.2 million.

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

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

General

         Net cash used in operating activities was $5.0 million in fiscal 1994, $4.8 million in fiscal 1995, and $22.7 million in fiscal 1996. The net cash used in operating activities in fiscal 1996 resulted primarily from the net loss of $24.4 million, inclusive of $3.9 million of non-cash charges, increases in inventory of $5.1 million and a decrease in accrued restructuring expenses of $2.6 million, partially offset by an increase in accounts payable of $4.5 million. The increase in inventory and accounts payable is predominantly due to an increase in merchandise in transit.

         Historically, the Company has not required major capital expenditures. In fiscal 1995 and 1996, purchases of fixed assets were $0.4 million and $0.5 million, respectively, consisting primarily of improvements in the Company's New Jersey warehouse facilities, New York design and showroom facilities, and additional computer and telecommunications equipment. In fiscal 1997, the Company anticipates capital expenditures of approximately $0.5 million, consisting primarily of expenditures for warehouse and New York City facilities. The Company also anticipates expenditures of approximately $1.0 million for its Nautica designed in store shops.

Amended Financing Agreement

         The Company and BNY Financial Corporation ("BNYF") entered into a financing agreement in July 1991, which was amended and restated effective as of February 21, 1995 and further amended, effective as of September 28, 1995 (the "September 1995 Amendment"), May 9, 1996 (the "May 1996 Amendment") and September 17, 1996 (the "September 1996 Amendment") (collectively, the "Amended Financing Agreement"). The Amended Financing Agreement provides the Company with a $70 million credit facility for letters of credit and direct borrowings, with a sublimit for loans and advances ranging between $40.0 and $56.0 million. The amount of financing available is based upon a formula incorporating eligible receivables and inventory, cash balances, other collateral and permitted overadvances, all as defined in the Amended Financing Agreement. At June 30, 1996, the Company had availability of approximately $0.2 million under the Amended Financing Agreement. The Amended Financing Agreement is collateralized by substantially all of the Company's assets, including accounts receivable and inventory.

         The Amended Financing Agreement contains certain financial covenants including covenants limiting the Company's tangible net worth deficit and working capital deficiency. In addition to a cap on personal property leases, the Company is also prohibited from declaring or paying dividends or making other distributions on its capital stock, with certain exceptions.

         Interest on direct borrowings is payable monthly at an annual rate equal to the higher of (i) The Bank of New York's prime rate (8.25% at June 30, 1996) plus 0.5% (The Bank of New York prime rate plus 1.5% in the event the Company's overadvance position exceeds the allowable overadvances) or (ii) the Federal Funds Rate in effect plus 1% (Federal Funds Rate in effect plus 2% in the event the Company's overadvance position exceeds the allowable overadvances). There is a commitment fee of 0.375% of the unused portion of the line, payable monthly, and letter of credit fees equal to 0.125% of the outstanding letter of credit balance, payable monthly. The Amended Financing Agreement requires the payment of minimum service charges of $0.6 million per annum. In connection with the May 1996 Amendment, BNYF was paid a fee of $25,000, and additional fees of $10,000 per month through December 1996 were provided for, with BNYF agreeing to provide specified levels of overadvances up to $10.0 million through the same period. In connection with the September 1996 Amendment, BNYF has agreed to provide overadvances of up to $15.0 million through June 1997. The Company may terminate the Amended Financing Agreement upon 90 days' prior written notice at any time, subject to termination fees. BNYF may terminate after February 20, 1999, upon 60 days' written notice to the Company.

Credit Support

         Josephine Chaus has arranged for a letter of credit (the "Letter of Credit") in various amounts since April 1994 in return for which BNYF has increased the availability under the Amended Financing Agreement. In consideration for credit support provided by Ms. Chaus to the Company prior to February 1995, Ms. Chaus was granted 1,216,500 warrants (the "1994 Warrants"), exercisable through November 22, 1999, at prices ranging between $2.25 to $4.62 per share. As part of the negotiations with BNYF in connection with the Amended Financing Agreement, in February 1995 Josephine Chaus increased the Letter of Credit to $10.0 million and extended its term to October 31, 1995 (the "February 1995 Increase/Extension"). In addition, in February 1995, Mrs. Chaus provided a $5.0 million personal guarantee (the "$5.0 Million Guarantee"), to be in effect during the Amended Financing Agreement's term. In September 1995, Ms. Chaus further extended the term of the Letter of Credit to January 31, 1996 (the "September 1995 Extension"). In consideration of the February 1995 Increase/Extension, the $5.0 Million Guarantee and the September 1995
Extension, a special committee consisting of disinterested members of the Board of Directors of the Company (the "Special Committee") authorized the issuance of warrants (the "1995 Warrants") to purchase an aggregate of 1,580,000 shares of Common Stock at prices ranging between $4.05 and $6.75 per share. The issuance of the 1995 Warrants was approved at the 1995 Annual Meeting of Stockholders. The issuance of the 1994 Warrants, the warrants for the February 1995 Increase/Extension and the warrants for the $5.0 Million Guarantee were recorded in fiscal 1995 at a value of $1.1 million, included as a charge to interest expense with a corresponding increase to additional paid-in capital. The issuance of the warrants for the September 1995 Extension was recorded in the second quarter of fiscal 1996 at a value of $0.2 million, included as a charge to interest expense with a corresponding increase to additional paid-in capital. Ms. Chaus received warrant compensation for her provision of the $5.0 Million Guarantee only through October 31, 1995. Thereafter, for each three month period of the $5.0 Million Guarantee, she has received cash compensation of $50,000, as authorized by the Special Committee.

         In connection with the September 1995 Amendment, Ms. Chaus provided the Company with an option to further extend the Letter of Credit to July 31, 1996 (the "July 1996 Option"), subject to the consummation of the Company's November 1995 public offering of Common Stock. In January 1996, the Company exercised the July 1996 Option to extend the Letter of Credit to July 31, 1996 (the "July 1996 Extension"). In consideration of the July 1996 Extension, the Special Committee authorized the issuance, subject to approval of the stockholders of the Company at its November 14, 1996 Annual Meeting of Stockholders, of warrants (the "1996 Warrants") to purchase an aggregate of 682,012 shares of Common Stock at a price of $4.20 per share. Because Ms. Chaus possesses the power to vote more than 50% of the outstanding shares of Common Stock, Ms. Chaus's affirmative vote in favor of the issuance of the 1996 Warrants to her is sufficient to approve such issuance without the vote of any other stockholders. Ms. Chaus has advised the Company that she intends to vote all of her shares in favor of such issuance. As a result, the Company reflected the issuance of the 1996 Warrants at March 31, 1996. The value of the 1996 Warrants in the third quarter of fiscal 1996 at a value of $0.3 million and was included as a charge to interest expense with a corresponding increase to additional paid-in capital.

         In connection with the May 1996 Amendment, Ms. Chaus agreed to extend the Letter of Credit to January 31, 1997 (the "January 1997 Extension") and additionally provided a collateralized increase of $5.0 million in the $5.0 million Guarantee to $10.0 million (the "$10.0 Million Guarantee"). In connection with the January 1997 Extension, the Special Committee approved the payment of cash compensation to Ms. Chaus of $100,000 for each three month period of the Letter of Credit as extended from July 31, 1996 to January 31, 1997. For her provision of the $10.0 Million Guarantee, the Special Committee approved an increase in the amount of cash compensation payable to Ms. Chaus for her guaranty, to $100,000 for each three month period of the $10.0 Million Guarantee.

         In connection with the September 1996 Amendment, Ms. Chaus agreed to extend the Letter of Credit to July 31, 1997 (the "July 1997 Extension") and increase the amount of the $10.0 Million Guarantee by $2.5 million to $12.5 million (the "$12.5 Million Guarantee") and fully collateralize the $12.5 Million Guarantee. In connection with the July 1997 Extension, the Special Committee approved the payment of cash compensation to Ms. Chaus of $100,000 for each additional three month period of the Letter of Credit as extended from January 31, 1997 to July 31, 1997. For her provision of the $12.5 Million Guarantee, the Special Committee approved an increase in the amount of cash compensation payable to Ms. Chaus for her guaranty, to $125,000 for each three month period of the $12.5 Million Guarantee.

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

Subordinated Debt

         The Company has outstanding at June 30, 1996, $23.6 million of subordinated notes payable to Josephine Chaus (the "Subordinated Notes"). In connection with the Company's November 1995 public offering (see "--Nautica License Agreement and Future Financing Requirements"), Josephine Chaus extended the maturity date of the Subordinated Notes (which were to mature on July 1, 1996) to July 1, 1998. The Company has been unable to pay principal or interest, with certain exceptions, under the Subordinated Notes as a result of covenants in the Amended Financing Agreement. See Note 7 to Notes to the Company's Consolidated Financial Statements.

Letter of Credit Financing

         In June 1995, the Company and a major trading company entered into a sales and letter of credit financing agreement (the "S&F Agreement") providing the Company with up to $2.0 million in short-term financing (subject to various terms and conditions as defined in the S&F Agreement) for the production of its products overseas and secured by such products and related intangible assets. The S&F Agreement was terminated as of June 1996.

Nautica License Agreement

         In September 1995, the Company entered into the Nautica License Agreement, pursuant to which the Company will arrange for the manufacture of, market, distribute and sell a new women's career and casual sportswear line under the Nautica name. The Nautica License Agreement runs through December 31, 1999. The Company is required to devote at least $7.0 million to the fulfillment of the Company's obligations under the Nautica License Agreement, including related capital expenditures. The Company's obligations also include minimum royalty and advertising payments.

         Under the Nautica License Agreement the Company was obligated to raise $10.0 million in equity capital. On November 22, 1995, the Company consummated an underwritten public offering of 5,750,000 shares of Common Stock at a price of $3.00 per share. Net proceeds, after expenses and commissions of $1.8 million, were $15.4 million.

Future Financing Requirements

         At June 30, 1996, the Company had a working capital deficiency of $19.5 million. The Company requires the availability of sufficient cash flow and borrowing capacity to finance its existing product lines and to develop and market its licensed Nautica product lines. The Company expects to satisfy such requirements through cash flow from operations, its line of credit under the Amended Financing Agreement, and, in the near term, continued credit support from Josephine Chaus. The Company anticipates that its future operations will be financed in the same manner, but may also explore additional sources of financing.

         The Company will seek to satisfy its operating requirements without utilizing additional credit support from Ms. Chaus, although there can be no assurance that it will be successful in doing so. In September 1996, Ms. Chaus increased her credit support by providing the July 1997 Extension and the $12.5 Million Guarantee. In consideration for her credit support, BNYF has provided the Company with specified levels of overadvances up to a maximum of $15.0 million through June 30, 1997. The Company has no understanding with Ms. Chaus pursuant to which Ms. Chaus would extend the Letter of Credit beyond July 31, 1997. In addition, although BNYF historically has waived compliance with certain covenants and permitted certain overadvances and has, pursuant to the September 1996 Amendment, agreed to relax such covenants and permit specified levels of overadvances through June 30, 1997, there can be no assurance that it will continue to do so in the future. Moreover, growth of the Company's existing product lines and/or the development of the Company's licensed Nautica product line could increase the amount of the potential shortfall in borrowing availability after the current fiscal year.

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

         Information with respect to the directors of the Company is incorporated by reference to the information to be set forth under the heading "Election of Directors" in the Company's definitive proxy statement relating to its 1996 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A (the "Company's 1996 Proxy Statement").

ITEM 11.          EXECUTIVE COMPENSATION.

         Information called for by Item 11 is incorporated by reference to the information to be set forth under the heading "Executive Compensation" in the Company's 1996 Proxy Statement.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                    MANAGEMENT.

         Information called for by Item 12 is incorporated by reference to the information to be set forth under the heading "Security Ownership of Certain Beneficial Owners and Management" in the Company's 1996 Proxy Statement.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Information called for by Item 13 is incorporated by reference to the information to be set forth under the headings "Executive Compensation" and "Certain Transactions" in the Company's 1996 Proxy Statement.




                                    PART IV

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
                    FORM 8-K.

         (a) Financial Statements and Financial Statement Schedule: See List of Financial Statements and Financial Statement Schedule on page F-1.

         (b) The Company did not file a Form 8-K during the last quarter of its fiscal year ended June 30, 1996.

         (c)      Exhibits filed herewith are denoted by an (*):


                                                                                   SEQUENTIALLY
                                                                                     NUMBERED
EXHIBIT NO.                                                                           PAGES
- -----------                                                                           -----


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

3.12     Amendment dated November 15, 1995 to the Restated Certificate
         (incorporated by reference to Exhibit 3.12 of Amendment No. 1 to the 1995 Registration Statement).

3.2 By-Laws of the Company, as amended (incorporated by reference to Exhibit 3.1 of the Company's Form 10-Q for the quarter ended December
         31, 1987).

3.3 Amendment dated September 13, 1994 to the By-Laws (incorporated by reference to Exhibit 10.105 of the Company's Form 10-Q for the quarter ended September 30, 1994).

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

10.3 Amendment No. 1 to the 1986 Stock Option Plan (incorporated by reference to Exhibit 10.3 of the 1989 Form 10-K).

10.4 Amendment No. 2 to the 1986 Stock Option Plan (incorporated by reference to the Company's Proxy Statement for its 1990 Annual Meeting of Stockholders).

10.5 Amendment No. 3 to the 1986 Stock Option Plan (incorporated by reference to the Company's Proxy Statement for its 1991 Annual Meeting of Stockholders).

10.6 Amendment No. 4 to the 1986 Stock Option Plan (incorporated by reference to the Company's Proxy Statement for its 1993 Annual Meeting of Stockholders).

10.7     Amendment Number 5 to the 1986 Stock Option Plan as amended
         (incorporated by reference to the Company's Proxy Statement for its 1995 Annual Meeting of Stockholders).

10.8     Incentive Award Plan (incorporated by reference to Exhibit 10.6 of the
         1986 Registration Statement).

10.9     Agreement dated December 3, 1990 among the Company, Bernard Chaus,
         Josephine Chaus and National Union Fire Insurance Company of
         Pittsburgh, Pa., the Company's

                                       20


                                                                                   SEQUENTIALLY
                                                                                     NUMBERED
EXHIBIT NO.                                                                           PAGES
- -----------                                                                           -----


         directors and officers liability carrier (incorporated by reference to Exhibit 10.31 of the Company's Form 10-Q for the quarter ended
         December 31, 1990).

10.10    Employment Agreement, dated July 1, 1991, between the Company and
         Josephine Chaus (incorporated by reference to Exhibit 10.39 of the Company's Form 10-K for the year ended June 30, 1991).

10.11    Employment Agreement dated June 3, 1994 between the Company and Wayne
         Miller (incorporated by reference to Exhibit 10.89 of the Company's
         Form 10-K for the year ended June 30, 1994 (the "1994 Form 10-K")).

10.12    Employment Agreement dated September 1, 1994 between the Company and
         Andrew Grossman with Stock Option Agreement dated as of September 1,
         1994 by and between the Company and Andrew Grossman (incorporated by reference to Exhibit 10.90 of the 1994 Form 10-K).

10.13    Employment Agreement dated December 14, 1996 between the Company and
         Michael Winter (incorporated by reference to Exhibit 10.68 of the Company's Form 10-Q for the quarter ended December 31, 1995 (the
         "December 1995 Form 10-Q").

10.14    Waiver dated September 23, 1993 to the Restated and Amended Financing
         Agreement between the Company and BNY Financial Corporation (the
         "Financing Agreement") effective July 1, 1992 (incorporated by reference to Exhibit 10.82 of the Company's Form 10-K for the year ended June 30, 1993 (the "1993 form 10-K).

10.15 Waiver dated November 5, 1993 to the Financing Agreement (incorporated by reference to Exhibit 10.83 of the Company's Form 10-Q for the quarter ended September 30, 1993).

10.16    Amendment, effective October 1, 1993, to the Financing Agreement
         (incorporated by reference to Exhibit 10-84 of the Company's Form 10-Q for the quarter ended December 31, 1993 (the "December 1993 Form
         10-Q")).

10.17 Waiver dated January 13, 1994 to the Financing Agreement (incorporated by reference to Exhibit 10.85 of the December 1993 Form 10-Q).

10.18    Waiver dated February 10, 1994 to the Financing Agreement
         (incorporated by reference to Exhibit 10.86 of the December 1993 Form
         10-Q).

10.19 Waiver dated May 4, 1994 to the Financing Agreement (incorporated by reference to Exhibit 10.87 of the Company's Form 10-Q for the quarter ended March 31, 1994).

10.20    Waiver dated September 20, 1994 to the Financing Agreement
         (incorporated by reference to Exhibit 10.93 of the 1994 Form 10-K).



                                                                                   SEQUENTIALLY
                                                                                     NUMBERED
EXHIBIT NO.                                                                           PAGES
- -----------                                                                           -----

10.21 Agreement, dated June 15, 1988, between the Company and Bernard Chaus and Josephine Chaus, amending the terms of the Company's subordinated promissory notes to each of them, each in the principal amount of $7,365,000, the form of which was filed as Exhibit 10.13 of the 1986
         Registration Statement (incorporated by reference to Exhibit 10.11 of the Company's Form 10-K for the year ended July 2, 1988).

10.22 Agreement, dated May 17, 1990, between the Company and Bernard Chaus and Josephine Chaus amending the terms of the Company's subordinated promissory notes to each of them, each in the principal amount of $7,365,000, the form of which was filed as Exhibit 10.13 of the 1986
         Registration Statement.

10.23    Agreement, dated February 21, 1991, between the Company and Bernard
         Chaus and Josephine Chaus amending the terms of the Company's subordinated promissory notes to each of them, each in the principal amount of $7,365,000 (incorporated by reference to Exhibit 10.74 of the 1993 Form 10-K).

10.24 Subordinated promissory notes, dated March 12, 1991, between the Company and Bernard Chaus and Josephine Chaus, separately, each in the amount of $5,000,000 (incorporated by reference to Exhibit 10.75 of the 1993 Form 10-K).

10.25    Agreement, dated July 31, 1991, between the Company and the Estate of
         Bernard Chaus and Josephine Chaus amending the terms of the Company's subordinated promissory notes to each of them, each in the principal amount of $7,365,000 (incorporated by reference to Exhibit 10.76 of the 1993 Form 10-K).

10.26    Agreement, dated July 31, 1991, between the Company and the Estate of
         Bernard Chaus and Josephine Chaus amending the terms of the Company's subordinated promissory notes to each of them, each in the principal amount of $5,000,000 (incorporated by reference to Exhibit 10.77 of the 1993 Form 10-K).

10.27    Agreement, dated July 15, 1992, between the Company and the Estate of
         Bernard Chaus and Josephine Chaus amending the terms of the Company's subordinated promissory notes to each of them, each in the principal amount of $5,000,000 (incorporated by reference to Exhibit 10.78 of the 1993 Form 10-K).

10.28 Agreement, dated October 30, 1992, between the Company and the Estate of Bernard Chaus and Josephine Chaus amending the terms of the Company's subordinated promissory notes to each of them, each in the principal amount of $7,365,000 (incorporated by reference to Exhibit
         10.79 of the 1993 Form 10-K).

10.29 Demand Notes, dated June 30, 1993, between the Company and the Estate of Bernard Chaus and Josephine Chaus, each in the principal amount of $1,520,216 (incorporated by reference to Exhibit 10.80 of the 1993
         Form 10-K).

10.30    Agreement, dated September 21, 1993, between the Company and the
         Estate of Bernard Chaus and Josephine Chaus amending the terms of the Company's

                                       22


                                                                                   SEQUENTIALLY
                                                                                     NUMBERED
EXHIBIT NO.                                                                           PAGES
- -----------                                                                           -----

         subordinated promissory notes to each of them, each in the principal amount of $7,365,000 (incorporated by reference to Exhibit 10.81 of the 1993 Form 10-K).

10.31 Subordinated promissory notes, dated August 1, 1993, between the Company and Josephine Chaus and the Estate of Bernard Chaus, separately, each in the amount of $208,716 (incorporated by reference to Exhibit 10.94 of the 1994 Form 10-K).

10.32 Subordinated promissory note, dated August 1, 1993, between the Company and Josephine Chaus in the amount of $1,311,500 (incorporated by reference to Exhibit 10.95 of the 1994 Form 10-K.)

10.33    Subordinated Promissory Note, dated August 1, 1993, between the
         Company and the Estate of Bernard Chaus in the amount of $1,000,000
         (incorporated by reference to Exhibit 10.96 of the 1994 Form 10-K).

10.34 Subordinated promissory note, dated August 1, 1993, between the Company and the Estate of Bernard Chaus, in the amount of $311,500
         (incorporated by reference to Exhibit 10.97 of the 1994 Form 10-K).

10.35 Subordinated promissory notes, dated December 31, 1993, between the Company and Josephine Chaus and the Estate of Bernard Chaus, separately, each in the amount of $181,056 (incorporated by reference to Exhibit 10.98 of the 1994 Form 10-K).

10.36 Subordinated promissory notes, dated December 31, 1993, between the Company and Josephine Chaus and the Estate of Bernard Chaus, separately, each in the amount of $412,950 (incorporated by reference to Exhibit 10.99 of the 1994 Form 10-K).

10.37    Agreements, dated September 9, 1993, between the Company and Josephine
         Chaus and the Estate of Bernard Chaus, separately, reflecting amendments to subordinated promissory notes, each in the principal amount of $5,000,000 (incorporated by reference to Exhibit 10.100 of the 1994 Form 10-K).

10.38    Agreements, dated October 18, 1993, between the Company and Josephine
         Chaus and the Estate of Bernard Chaus, separately, reflecting amendments to subordinated promissory notes, each in the principal amount of $1,520,216 (incorporated by reference to Exhibit 10.101 of the 1994 Form 10-K).

10.39    Agreements, dated October 18, 1993, between the Company and Josephine
         Chaus and the Estate of Bernard Chaus, separately, reflecting amendments to subordinated promissory notes, each in the principal amount of $7,365,000 (incorporated by reference to Exhibit 10.102 of the 1994 Form 10-K).

10.40    Agreement, dated December 31, 1993, between the Company and Josephine
         Chaus reflecting amendments to a subordinated promissory note in the principal amount of $1,311,500 (incorporated by reference to Exhibit
         10.103 of the 1994 Form 10-K).



                                                                                   SEQUENTIALLY
                                                                                     NUMBERED
EXHIBIT NO.                                                                           PAGES
- -----------                                                                           -----


10.41 Agreement, dated December 31, 1993, between the Company and the Estate of Bernard Chaus, reflecting amendments to subordinated promissory notes, in the principal amounts of $1,000,000 and $311,500
         (incorporated by reference to Exhibit 10.104 of the 1994 Form 10-K).

10.42    Agreement, dated November 9, 1994, between the Company and Josephine
         Chaus extending the due dates on subordinated promissory notes
         (incorporated by reference to Exhibit 10.107 of the Company's Form
         10-Q for the quarter ended September 30, 1994 (the "September 1994
         Form 10-Q")).

10.43 Agreement, dated November 9, 1994, between the Company and the Estate of Bernard Chaus extending the due dates on subordinated promissory notes (incorporated by reference to Exhibit 10.108 of the September
         1994 Form 10-Q).

10.44 Agreement, dated December 19, 1994, assigning the subordinated notes from the Estate of Bernard Chaus to Josephine Chaus (incorporated by reference to Exhibit 10.110 of the Company's Form 10-Q for the quarter ended December 30, 1994 (the "December 1994 Form 10-Q").

10.45    Agreement, dated January 11, 1995, between the Company and Josephine
         Chaus extending the due dates on subordinated promissory notes
         (incorporated by reference to Exhibit 10.111 of the December 1994 Form
         10-Q).

10.46    Agreement, dated November 22, 1994, between the Company and Josephine
         Chaus issuing 32,500 warrants to purchase Common Stock of the Company
         (incorporated by reference to Exhibit 10.112 of the Company's Form
         10-Q for the quarter ended March 31, 1995 (the "March 1995 Form
         10-Q")).

10.47    Agreement, dated November 22, 1994, between the Company and Josephine
         Chaus issuing 206,000 warrants to purchase Common Stock of the Company
         (incorporated by reference to Exhibit 10.113 of the March 1995 Form
         10-Q).

10.48    Agreement, dated November 22, 1994, between the Company and Josephine
         Chaus issuing 338,000 warrants to purchase Common Stock of the Company
         (incorporated by reference to Exhibit 10.114 of the March 1995 Form
         10-Q).

10.49    Agreement, dated November 22, 1994, between the Company and Josephine
         Chaus issuing 640,000 warrants to purchase Common Stock of the Company
         (incorporated by reference to Exhibit 10.115 of the March 1995 Form
         10-Q).

10.50    Waiver dated November 7, 1994, to the Financing Agreement
         (incorporated by reference to Exhibit 10.106 of the September 1994
         Form 10-Q).

10.51    Waiver dated February 10, 1995 to the Financing Agreement
         (incorporated by reference to Exhibit 10.109 of the December 1994 Form
         10-Q).



                                                                                   SEQUENTIALLY
                                                                                     NUMBERED
EXHIBIT NO.                                                                           PAGES
- -----------                                                                           -----


10.52    Agreement effective February 21, 1995 (the "Amended Financing
         Agreement") between the Company and BNY Financial Corporation restating and amending the Financing Agreement (incorporated by reference to Exhibit 10.116 of the March 1995 Form 10-Q).

10.53    Waiver dated September 14, 1995 to the Amended Financing Agreement
         (incorporated by reference to Exhibit 10.5 of the 1995 Registration
         Statement).

10.54    Agreement effective as of September 28, 1995 relating to the Amended
         Financing Agreement (incorporated by reference to Exhibit 10.58 of the 1995 Registration Statement).

10.55 Agreement dated April 28, 1995 between the Company and Josephine Chaus extending the due dates on subordinated promissory notes (incorporated by reference to Exhibit 10.117 of the March 1995 Form 10-Q).

10.56    Agreement dated September 8, 1995 between the Company and Josephine
         Chaus extending the due dates on subordinated promissory notes
         (incorporated by reference to Exhibit 10.60 of the 1995 Registration
         Statement).

10.57 License Agreement dated as of September 6, 1995 between the Company and Nautica Apparel Inc. (incorporated by reference to Exhibit 10.61 of the 1995 Registration Statement, confidential portions of which have been omitted and filed separately with the Commission subject to an order granting confidential treatment).

10.58    Agreement dated October 9, 1995, between the Company and Josephine
         Chaus, extending the due dates on subordinated promissory notes and clarifying the subordination provision (incorporated by reference to Exhibit 10.65 of the 1995 Registration Statement).

10.59    Agreement dated October 9, 1995, between the Company and Josephine
         Chaus, providing the Company with an option to extend the Letter of Credit to July 31, 1996 (incorporated by reference to Exhibit 10.66 of the 1995 Registration Statement).

10.60    Agreement dated October 27, 1995 between the Company and Josephine
         Chaus extending the due dates on subordinated promissory notes
         (incorporated by reference to Exhibit 10.67 of the Company's Form 10-Q for the quarter ended September 30, 1995).

10.61    Agreement dated November 15, 1995 between the Company and Josephine
         Chaus issuing 815,000 warrants to purchase Common Stock of the Company
         (incorporated by reference to Exhibit 10.69 of the December 1995 Form
         10-Q).

10.62    Agreement dated November 15, 1995 between the Company and Josephine
         Chaus issuing 535,000 warrants to purchase Common Stock of the Company
         (incorporated by reference to Exhibit 10.70 of the December 1995 Form
         10-Q).



                                                                                   SEQUENTIALLY
                                                                                     NUMBERED
EXHIBIT NO.                                                                           PAGES
- -----------                                                                           -----


10.63    Agreement dated November 15, 1995 between the Company and Josephine
         Chaus issuing 230,000 warrants to purchase Common Stock of the Company
         (incorporated by reference to Exhibit 10.71 of the December 1995 Form
         10-Q).

10.64    Amendment and waiver dated May 9, 1996 to the Financing Agreement
         (incorporated by reference to Exhibit 10.73 of the Company's Form 10-Q for the quarter ended March 31, 1996).

*10.65   Amendment No. 4 dated September 17, 1996 to the Financing Agreement.

*10.66   Lease dated June 12, 1996 between the Company and L. H. Charney
         Associates, relating to the Company's facility at 1410 Broadway, New
         York, New York.

21 List of Subsidiaries of the Company (incorporated by reference to Exhibit 21 of the Company's Form 10-K for the year ended June 30,
         1995).

*27      Financial Data Schedule.



- -----------------------
* Filed herewith.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on September 27, 1996.

                                    BERNARD CHAUS, INC.


                                    By:   /s/  Josephine Chaus
                                         ---------------------------
                                         Josephine Chaus
                                         Chairwoman of the Board and
                                         Office of the Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on September 27, 1996.


         SIGNATURE                          TITLE
         ---------                          -----


 /S/ Josephine Chaus          Chairwoman of the Board and Office of the Chairman
- --------------------------
Josephine Chaus


 /S/ Andrew Grossman          Chief Executive Officer and Office of the Chairman
- --------------------------
Andrew Grossman


 /S/ Wayne S. Miller          Executive Vice President -- Finance and Administration,
- --------------------------
Wayne S. Miller               Chief Financial Officer & Secretary


 /S/ Barton Heminover         Vice President -- Corporate Controller and Assistant
- --------------------------
Barton Heminover              Secretary


 /S/ Philip G. Barach         Director
- --------------------------
Philip G. Barach


 /S/ S. Lee Kling             Director
- --------------------------
S. Lee Kling


 /S/ Harvey M. Krueger        Director
- --------------------------
Harvey M. Krueger

                      BERNARD CHAUS, INC. AND SUBSIDIARIES

         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

The following consolidated financial statements of Bernard Chaus, Inc. and subsidiaries are included in Item 8:


Report of Independent Auditors ...................................................................      F-2
Consolidated Balance Sheets--June 30, 1995 and 1996 ..............................................      F-3
Consolidated Statements of Operations--Years Ended June 30, 1994, 1995 and 1996 ..................      F-4
Consolidated Statements of Stockholders' Equity (Deficiency)---
  Years Ended June 30,  1994, 1995 and 1996 ......................................................      F-5
Consolidated Statements of Cash Flows--Years Ended June 30, 1994, 1995 and 1996 ..................      F-6
Notes to Consolidated Financial Statements .......................................................      F-7

The following consolidated financial statement schedule of Bernard Chaus, Inc. and subsidiaries is included in Item 14(a)(2):

  Schedule II -- Valuation and Qualifying Accounts ...............................................      S-1

         The other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

                       REPORT OF INDEPENDENT AUDITORS


To the Board of Directors and Stockholders of
 Bernard Chaus, Inc.
New York, New York



We have audited the accompanying consolidated balance sheets of Bernard Chaus, Inc. and subsidiaries as of June 30, 1995 and June 30, 1996 and the related consolidated statements of operations, stockholders' deficiency, and cash flows for each of the three years in the period ended June 30, 1996. Our audits also included the financial statement schedule listed in the Index at item 14(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Bernard Chaus, Inc. and subsidiaries at June 30, 1995 and June 30, 1996, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


Deloitte & Touche LLP

New York, New York
September 6, 1996
(September 17, 1996 as to Note 6)

                      BERNARD CHAUS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                    (In thousands, except number of shares)

                                                                                  June 30,      June 30,
                                                                                    1995          1996
                                                                                    ----          ----
ASSETS
Current Assets
  Cash and cash equivalents ..................................................   $     418    $     247
  Accounts receivable, less allowances of $4,226 and $5,070 ..................       7,646        7,995
  Inventories ................................................................      16,203       21,256
  Prepaid expenses ...........................................................       1,523          783
                                                                                 ---------    ---------
     Total current assets ....................................................      25,790       30,281
Fixed assets -- net ..........................................................       2,392        1,898
Other assets .................................................................         478          563
                                                                                 ---------    ---------
                                                                                 $  28,660    $  32,742
                                                                                 =========    =========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities
  Notes payable -- bank ......................................................   $  18,698    $  26,077
  Accounts payable ...........................................................      12,922       17,435
  Accrued expenses ...........................................................       5,549        6,056
  Accrued restructuring expenses .............................................       2,535          196
                                                                                 ---------    ---------
     Total current liabilities ...............................................      39,704       49,764
Subordinated promissory notes ................................................      21,066       23,588
Accrued restructuring expenses ...............................................         269         --
                                                                                 ---------    ---------
                                                                                    61,039       73,352
STOCKHOLDERS' DEFICIENCY
  Preferred stock, $.01 par value, authorized shares -- 1,000,000; outstanding shares -- none
  Common stock, $.01 par value; authorized shares -- 50,000,000; issued shares
     -- 21,073,081 at June 30, 1995 and 26,893,724 at June 30, 1996 ..........         211          269
  Additional paid-in capital .................................................      49,353       65,450
  Deficit ....................................................................     (80,463)    (104,849)
  Less:  Treasury stock, at cost -- 622,700 shares ...........................      (1,480)      (1,480)
                                                                                 ---------    ---------
     Total stockholders' deficiency ..........................................     (32,379)     (40,610)
                                                                                 ---------    ---------
                                                                                 $  28,660    $  32,742
                                                                                 =========    =========

          See accompanying notes to consolidated financial statements.
                                      F-3

                      BERNARD CHAUS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                       Fiscal Year Ended June 30,
                                                       --------------------------
                                                     1994            1995            1996
                                                     ----            ----            ----
Net sales ..................................   $    206,332    $    181,697    $    170,575
Cost of goods sold .........................        186,594         149,097         147,994
                                               ------------    ------------    ------------

Gross profit ...............................         19,738          32,600          22,581
Selling, general and administrative expenses         55,400          44,794          40,162
Restructuring expenses .....................          5,300           1,200            --
Unusual expenses ...........................          1,900           8,333            --
                                               ------------    ------------    ------------
                                                    (42,862)        (21,727)        (17,581)

Interest expense ...........................         (3,439)         (5,976)         (6,560)
Other income (expense), net ................           (190)             91              56
                                               ------------    ------------    ------------

Loss before provision for income taxes .....        (46,491)        (27,612)        (24,085)
Provision for income taxes .................            264             301             301
                                               ------------    ------------    ------------

Net loss ...................................   $    (46,755)   $    (27,913)   $    (24,386)
                                               ============    ============    ============

Net loss per share .........................   $      (2.55)   $      (1.40)   $      (1.02)
                                               ============    ============    ============

Weighted average number of common  shares
  outstanding ..............................     18,352,000      19,910,000      23,987,000
                                               ============    ============    ============



          See accompanying notes to consolidated financial statements.

                                           BERNARD CHAUS, INC. AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                                          (In thousands, except number of shares)


                                         Common Stock                                          Treasury Stock
                                   -----------------------     Additional     Retained   -------------------------
                                   Number of                    Paid-in       Earnings     Number of
                                   Shares           Amount      Capital      (Deficit)       Shares        Amount         Total
                                   -------          ------     ---------    -----------  ------------    ----------       -----
Balance at July 1,1993            18,975,031          $190      $40,232       $ (5,795)      622,700       $(1,480)     $ 33,147
Net loss ................                 --            --           --        (46,755)           --            --       (46,755)
Restricted stock purchase
  and retirement-- net...                 --            --           (6)             --           --             --           (6)
                                ------------          ----      -------        --------     --------         ------    ---------


Balance at June 30, 1994          18,975,031           190       40,226        (52,550)      622,700        (1,480)      (13,614)
Net loss ................                                                      (27,913)                                  (27,913)
Exchange of notes for
  common stock ..........          1,914,500            19        7,352             --            --            --         7,371
Issuance of warrants ....                 --            --        1,136             --            --            --         1,136
Exercise of stock options            183,550             2          639             --            --            --           641
                                  ----------        ------      -------        -------       -------        ------      --------


Balance at June 30, 1995..        21,073,081           211       49,353        (80,463)      622,700        (1,480)      (32,379)
Net loss ..................                                                    (24,386)                                  (24,386)
Net proceeds from issuance
  of common stock..........        5,750,000            57       15,366             --            --            --        15,423
Issuance of warrants ......              --            --          520             --            --            --           520
Exercise of stock options .           70,643             1          211                                                      212
                                ------------         -----    ---------      ----------   ----------      ---------     --------

Balance at June 30, 1996          26,893,724          $269      $65,450      $(104,849)      622,700       $(1,480)     $(40,610)
                                  ==========          ====      =======      =========       =======       =======      ========


          See accompanying notes to consolidated financial statements.
                                      F-5

                                              BERNARD CHAUS, INC. AND SUBSIDIARIES
                                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                         (IN THOUSANDS)
                                                                                                  Year Ended June 30,
                                                                                           --------------------------------
                                                                                               1994        1995        1996
                                                                                           --------    --------    --------
Operating Activities
  Net loss .............................................................................   $(46,755)   $(27,913)   $(24,386)
  Adjustments to reconcile net loss to net cash used
    in operating activities:
    Depreciation and amortization ......................................................      2,485       1,305         974
    Loss on disposal of fixed assets ...................................................      1,192         358        --
    Provision for (recovery of) losses on accounts
      receivable .......................................................................        117         225         (69)
    Deferred interest on subordinated promissory
      notes ............................................................................      2,436       2,277       2,522
    Non-cash interest expense ..........................................................       --         1,307         520
  Changes in operating assets and liabilities:
      Accounts receivable ..............................................................     12,688       9,886        (280)
      Inventories ......................................................................     20,471       9,300      (5,053)
      Prepaid expenses and other assets ................................................      2,094       2,278         655
      Accounts payable .................................................................     (5,199)     (1,368)      4,513
      Accrued expenses .................................................................      1,372      (1,161)        507
      Accrued restructuring expenses ...................................................      4,079      (1,275)     (2,608)
                                                                                           --------    --------    --------

Net Cash Used In Operating Activities ..................................................     (5,020)     (4,781)    (22,705)
                                                                                           --------    --------    --------

Investing Activities
  Purchases of fixed assets ............................................................     (1,357)       (443)       (480)
                                                                                           --------    --------    --------

Net Cash Used In Investing Activities ..................................................     (1,357)       (443)       (480)

Financing Activities
  Net proceeds from (repayments of) short-term bank
    borrowings .........................................................................      6,234      (2,417)      7,379
  Net proceeds from issuance of stock ..................................................       --          --        15,423
  Principal payments on subordinated promissory
    notes ..............................................................................       (750)       (250)       --
  Proceeds from issuance of subordinated promissory
    notes ..............................................................................       --         7,200        --
  Purchase and retirement of restricted stock ..........................................         (6)       --          --
  Net proceeds from exercise of options ................................................       --           641         212
                                                                                           --------    --------    --------

Net Cash Provided by Financing Activities ..............................................      5,478       5,174      23,014
                                                                                           --------    --------    --------

Decrease In Cash And Cash Equivalents ..................................................       (899)        (50)       (171)
Cash and Cash Equivalents, Beginning of Year ...........................................      1,367         468         418
                                                                                           --------    --------    --------
Cash and Cash Equivalents, End of Year .................................................   $    468    $    418    $    247
                                                                                           ========    ========    ========

Cash paid for:
  Taxes ................................................................................         61           7          14
  Interest .............................................................................      1,413       2,283       3,809
Supplemental schedule of non-cash financing activities:
    Exchange of subordinated promissory notes for
      common stock .....................................................................       --         7,200        --
    Issuance of warrants for credit support by
      principal stockholder ............................................................       --         1,136         520

          See accompanying notes to consolidated financial statements.

                      BERNARD CHAUS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  BUSINESS

         Bernard Chaus, Inc. (the Company) designs, arranges for the manufacture of and markets an extensive range of women's career and casual sportswear and dresses which are marketed principally under the CHAUS(Registered Trademark), CHAUS SPORT(Registered Trademark), and NAUTICA(Registered Trademark) trademarks. The Company's products are sold nationwide through department store chains, specialty retailers and other retail outlets.

         In the latter part of fiscal 1994, the Company initiated a restructuring plan which entailed several initiatives to improve its financial position. These initiatives included, among other things, a $7.2 million cash infusion from Josephine Chaus to fund the costs associated with hiring Andrew Grossman as its new Chief Executive Officer, negotiation of a new bank financing agreement (the Amended Financing Agreement--see Note 6) with BNY Financial Corporation, a wholly owned subsidiary of The Bank of New York
(BNYF), expiring in February 1999, overhead reductions, centralization of certain functions, closing of selected outlet stores.

         In conjunction with the Amended Financing Agreement, Josephine Chaus has provided BNYF with collateral in the form of a $10 million letter of credit (the Letter of Credit) which expires on July 31, 1997, and a $12.5 million personal guarantee for the duration of the Amended Financing Agreement.

         On November 22, 1995, the Company issued 5,750,000 shares of Common Stock at a price of $3.00 per share in an underwritten public offering. Proceeds from the offering, net of commissions and other expenses were $15.4 million.

         During fiscal 1996, operating expenses were reduced by $4.6 million. The Company closed six outlet stores during fiscal 1996 and plans to close three additional outlet stores during fiscal 1997.

         The Company's business plan requires the availability of sufficient cash flow and borrowing capacity to finance its existing product lines and the development and marketing of its new licensed Nautica lines. The Company expects to satisfy such requirements through cash flow from operations, its line of credit under the Amended Financing Agreement, and, in the near term, continued credit support from Josephine Chaus. The Company will seek to satisfy its operating requirements without utilizing additional credit support from Ms. Chaus, although there can be no assurance that it will be successful in doing so. The Company has no understanding with Ms. Chaus pursuant to which she would extend the Letter of Credit beyond July 31, 1997.

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

Use of Estimates:

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure

                      BERNARD CHAUS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Credit Terms:

         The Company extends credit to its customers based upon an evaluation of the customer's financial condition and credit history and generally does not require collateral. The Company has historically incurred minimal credit losses. At June 30, 1995 and 1996, approximately 44.7% and 59.4%, respectively, of the Company's accounts receivable balances were due from department store customers owned by three single corporate entities. Sales to these three entities comprised approximately 16%, 14%, and 9%, respectively, of the Company's net sales for fiscal 1994, approximately 23%, 13% and 7%, respectively, of the Company's net sales for fiscal 1995, and approximately 29%, 16% and 10%, respectively, of the Company's net sales for fiscal 1996.

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

                      BERNARD CHAUS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Income Taxes:

         The Company records income taxes in accordance with Financial Accounting Standards Board Statement SFAS No. 109, "Accounting for Income Taxes". Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using enacted tax rates and laws that will be in effect when the differences are expected to enter into the determination of taxable income (loss).

Fair Value of Financial Instruments

         For financial instruments, including cash and cash equivalents, accounts receivable and payable, accruals and notes payable -- bank, it was assumed that the carrying amounts approximated fair value due to their short maturity.

         It is not practicable to determine the fair value of the subordinated debt with the principal shareholder as alternative sources of financing have not been evaluated by the Company.

Effect of Accounting Pronouncements Not Yet Adopted:

         In March 1995, the Financial Accounting Standards Board issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of". Adoption of this statement, which is effective for years beginning after December 15, 1995, is not expected to have a material impact on the Company's consolidated financial condition or results of operations.

         In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation". The statement, which is effective for years beginning after December 15, 1995, requires expanded disclosures of stock-based compensation arrangements and encourages, but does not require, compensation cost to be measured based on the fair value of the equity instrument awarded. Companies are permitted, however, to continue to apply the provisions of APB Opinion No 25, which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The Company has not yet determined if it will adopt the accounting provisions of SFAS No. 123 or only the disclosure provision. Additionally, the Company has not yet determined what the impact of adopting the accounting provisions of SFAS No. 123 would be on the consolidated results of operations of the Company.

3. INVENTORIES

Inventories consist of:                JUNE 30,  JUNE 30,
                                         1995     1996
                                       -------   -------
                                         (IN THOUSANDS)

          Finished goods ............  $13,248   $18,151
          Work-in-process ...........    2,034     1,471
          Raw materials .............      921     1,634
                                       -------   -------
                                       $16,203   $21,256
                                       =======   =======

Inventories include merchandise in transit (principally finished goods) of approximately $4.8 million at June 30, 1995 and $9.0 million at June 30, 1996.

                      BERNARD CHAUS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


4. FIXED ASSETS

Fixed assets at cost, net of accumulated depreciation and amortization, consist of:

                                                  JUNE 30,   JUNE 30,
                                                    1995       1996
                                                  --------    -------
                                                      (IN THOUSANDS)

Furniture and equipment .........................   $11,878   $10,234
Leasehold improvements ..........................     8,251     8,118
                                                    -------   -------
                                                    $20,129   $18,352
Less accumulated depreciation and amortization ..    17,737    16,454
                                                    -------   -------
                                                    $ 2,392   $ 1,898
                                                    =======   =======

5.  INCOME TAXES

Significant components of the Company's net deferred tax assets are as follows:

                                                       JUNE 30,   JUNE 30,
                                                         1995       1996
                                                     ----------   --------
                                                          (IN THOUSANDS)
Deferred tax assets:
  Net operating loss carryforwards ................   $ 25,700    $ 38,200
  Costs capitalized to inventory for tax purposes .      1,200         900
  Accrued interest, subordinated debt/warrants ....      2,400       3,000
  Book over tax depreciation ......................      2,100       1,900
  Sales allowances not currently deductible .......      2,200       1,600
  Reserves and other items not currently deductible        600       1,200
                                                      --------    --------
                                                        34,200      46,800
Valuation allowance for deferred tax assets .......    (34,200)    (46,800)
                                                      --------    --------
Net deferred tax asset ............................   $      0    $      0
                                                      ========    ========

There was a change in the valuation allowance for the year ended June 30, 1996 of $12.6 million.

                                             FISCAL YEAR ENDED JUNE 30,
                                             --------------------------
                                            1994        1995        1996
                                          ---------   ---------   ---------
                                                   (IN THOUSANDS)
Benefit for federal
  income taxes at the statutory rate of
  35.0% in each of 1994, 1995 and 1996    ($16,272)   ($ 9,665)   ($ 8,430)
State and local income taxes
  net of federal tax benefit ..........        264         301         301
Executive compensation in excess of
  amount deductible for tax purposes ..       --         2,100        --
Other .................................       --            35          35
Effect of unrecognized tax loss
  carryforwards .......................     16,272       7,530       8,395
                                          --------    --------    --------
Provision for income taxes ............   $    264    $    301    $    301
                                          ========    ========    ========

         At June 30, 1996, the Company has a federal net operating loss carryforward for income tax purposes of approximately $ 91 million, which will expire between 2006 and 2011.

                      BERNARD CHAUS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6.  FINANCIAL AGREEMENT
         The Company and BNY Financial Corporation (BNYF), a wholly owned subsidiary of The Bank of New York, entered into a financing agreement in July 1991, which was amended and restated effective as of February 21, 1995 and further amended, effective as of September 28, 1995 (the September 1995 Amendment), May 9, 1996 (the May 1996 Amendment) and September 17, 1996 (the September 1996 Amendment), (collectively, the Amended Financing Agreement). The Amended Financing Agreement provides the Company with a $70.0 million ($60.0 million through June 30, 1996) credit facility for letters of credit and direct borrowings, with a sublimit for loans and advances ranging between of $40.0 and $56.0 million. The amount of financing available is based upon a formula incorporating eligible receivables and inventory, cash balances, other collateral and permitted overadvances, all as defined in the Amended Financing Agreement. At June 30, 1996, the Company had availability of approximately $0.2 million under the Amended Financing Agreement. The Amended Financing Agreement is collateralized by substantially all of the Company's assets, including accounts receivable and inventory.
         The Amended Financing Agreement contains certain financial covenants including covenants limiting the Company's tangible net worth deficit and working capital deficiency. In addition to a cap on personal property leases, the Company is also prohibited from declaring or paying dividends or making other distributions on its capital stock, with certain exceptions. During the third quarter of fiscal year 1996, the Company was not in compliance with certain financial covenants. BNYF has waived such noncompliance.
         Interest on direct borrowings is payable monthly at an annual rate equal to the higher of (i) The Bank of New York's prime rate (8.25% at June 30, 1996) plus 0.5% (The Bank of New York prime rate plus 1.5% in the event the Company's overadvance position exceeds the allowable overadvances) or (ii) the Federal Funds Rate in effect plus 1% (Federal Funds Rate in effect plus 2% in the event the Company's overadvance position exceeds the allowable overadvances). There is a commitment fee of 0.375% of the unused portion of the line, payable monthly, and letter of credit fees equal to 0.125% of the outstanding letter of credit balance, payable monthly. The Amended Financing Agreement requires the payment of minimum service charges of $0.6 million per annum. In connection with the May 1996 Amendment, BNYF was paid a fee of $25,000, and additional fees of $10,000 per month through December 1996 were provided for, with BNYF agreeing to provide specified levels of overadvances up to $10.0 million through the same period. In connection with the September 1996 Amendment, BNYF has agreed to provide overadvances of up to $15.0 million through June 1997. The Company may terminate the Amended Financing Agreement upon 90 days' prior written notice at any time, subject to termination fees. BNYF may terminate after February 20, 1999, upon 60 days' written notice to the Company. The weighted average interest rate was 6.7%, 8.9% and 9.0% for the years ended June 30, 1994, 1995, and 1996, respectively.
         Josephine Chaus has arranged for the Letter of Credit in various amounts since April 1994 in return for which BNYF has increased the availability under the Amended Financing Agreement. In consideration for credit support provided by Ms. Chaus to the Company prior to February 1995, Ms. Chaus was granted 1,216,500 warrants (the 1994 Warrants), exercisable through November 22, 1999, at prices ranging between $2.25 to $4.62 per share. In February 1995 Josephine Chaus increased the Letter of Credit to $10.0 million and extended its term to October 31, 1995 (the February 1995 Increase/Extension). In addition, in February 1995, Mrs. Chaus provided a $5.0 million personal guarantee (the $5.0 Million Guarantee), to be in effect during the Amended Financing Agreement's term. In September 1995, Ms. Chaus further extended the term of the Letter of Credit to January 31, 1996 (the September 1995 Extension). In consideration of the February 1995 Increase /Extension, the $5.0 Million Guarantee and the September 1995 Extension, a special committee consisting of disinterested members of the Board of Directors of the Company (the Special Committee) authorized the issuance of warrants (the 1995 Warrants) to purchase an aggregate of 1,580,000 shares of Common Stock at prices ranging between $4.05 and $6.75 per share. The issuance of the 1995 Warrants was approved at the 1995 Annual Meeting of Stockholders. Ms. Chaus received warrant compensation for her provision of the $5.0 Million Guarantee only through October 31, 1995. Thereafter, for each three month period of the $5.0 Million Guarantee, she has received cash compensation of $50,000, as authorized by the Special Committee. The issuance of the 1994 Warrants, the warrants for the February 1995 Increase/Extension and the warrants for the $5.0 Million Guarantee were recorded in fiscal 1995 at a value of $1.1
                                      F-11

                      BERNARD CHAUS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

million, included as a charge to interest expense with a corresponding increase to additional paid-in capital. The issuance of the warrants for the September 1995 Extension was recorded in the second quarter of fiscal 1996 at a value of $0.2 million, included as a charge to interest expense with a corresponding increase to additional paid-in capital.

         In connection with the September 1995 Amendment, Ms. Chaus provided the Company with an option to further extend the Letter of Credit to July 31, 1996 (the July 1996 Option), subject to the consummation of the Company's November 1995 public offering of Common Stock. In January 1996, the Company exercised the July 1996 Option to extend the Letter of Credit to July 31, 1996 (the July 1996 Extension). In consideration of the July 1996 Extension, the Special Committee authorized the issuance, subject to approval of the stockholders of the Company at its November 14, 1996 Annual Meeting of Stockholders, of warrants (the 1996 Warrants) to purchase an aggregate of 682,012 shares of Common Stock at a price of $4.20 per share. Because Ms. Chaus possesses the power to vote more than 50% of the outstanding shares of Common Stock, Ms. Chaus's affirmative vote in favor of the issuance of the 1996 Warrants to her is sufficient to approve such issuance without the vote of any other stockholders. Ms. Chaus has advised the Company that she intends to vote all of her shares in favor of such issuance. As a result, the Company reflected the issuance of the 1996 Warrants in the third quarter of fiscal 1996 at a value of $0.3 million and was included as a charge to interest expense with a corresponding increase to additional paid-in capital.

         In connection with the May 1996 Amendment, Ms. Chaus agreed to extend the Letter of Credit to January 31, 1997 (the January 1997 Extension) and additionally provided a collateralized increase of $5.0 million in the $5.0 Million Guarantee to $10.0 million (the $10.0 Million Guarantee). In connection with the January 1997 Extension, the Special Committee approved the payment of cash compensation to Ms. Chaus of $100,000 for each three month period of the Letter of Credit as extended from July 31, 1996 to January 31, 1997. For her provision of the $10.0 Million Guarantee, the Special Committee approved an increase in the amount of cash compensation payable to Ms. Chaus for her guaranty, to $100,000 for each three month period of the $10.0 Million Guarantee.

         In connection with the September 1996 Amendment, Ms. Chaus agreed to extend the Letter of Credit to July 31, 1997 (the July 1997 Extension) and increase the amount of the $10.0 Million Guarantee by $2.5 million to $12.5 million (the $12.5 Million Guarantee) and fully collateralize the $12.5 Million Guarantee. In connection with the July Extension, the Special Committee approved the payment of cash compensation to Ms. Chaus of $100,000 for each additional three month period of the Letter of Credit as extended from January 31, 1997 to July 31, 1997. For her provision of the $12.5 Million Guarantee, the Special Committee approved an increase in the amount of cash compensation payable to Ms. Chaus for her guaranty, to $125,000 for each three month period of the $12.5 Million Guarantee.

7.       SUBORDINATED PROMISSORY NOTES

         The Company has outstanding at June 30, 1996, $23.6 million, including accrued interest at 12% per annum, of subordinated promissory notes payable to Josephine Chaus, certain of which were originally issued on June 30, 1986 and the remainder of which were issued in February and March 1991 (the Subordinated Notes). The Company has been prohibited from making payments of principal or interest on the Subordinated Notes since 1993 (with the exception of principal payments of approximately $0.5 million, $0.3 million and $0.3 million in November 1993, February 1994 and August 1994, respectively) as a result of restrictive covenants under the Amended Financing Agreement. In connection with the public offering, Ms. Chaus extended the maturity date of the Subordinated Notes (which were to mature on July 1, 1996) to July 1, 1998.

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

                      BERNARD CHAUS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

8. EMPLOYEE BENEFIT PLANS

Pension Plan:

         Pursuant to a collective bargaining agreement, all of the Company's union employees are covered by a defined benefit pension plan. Pension expense amounted to approximately $61,000, $53,000 and $105,000 in fiscal 1994, 1995 and 1996, respectively. As of December 31, 1995, the actuarial present value of the accumulated vested and non-vested plan benefits amounted to $0.5 million and net assets available for benefits amounted to $0.4 million. Actuarial assumptions related to weighted average interest rate and weighted average rate of return were 8.0% and 8.5%, respectively, for each of fiscal 1994, 1995 and 1996.

Savings Plan:

         The Company has a savings plan (the Savings Plan) under which eligible employees may contribute a percentage of their compensation and the Company (subject to certain limitations) will match 50% of the employee's contribution. Company contributions will be invested half in the Common Stock of the Company and half in investment funds selected by the participant and are subject to vesting provisions of the Savings Plan. Expense under the Savings Plan was approximately $0.3 million in fiscal 1994, and $0.2 in each of fiscal 1995 and 1996. An aggregate of 100,000 shares of Common Stock has been reserved for issuance under the Savings Plan.

Restricted Stock Plan:

         In November 1987, the Company's stockholders approved the adoption of a restricted stock plan (the Restricted Plan). Pursuant to the Restricted Plan, 250,000 restricted shares of the Company's Common Stock were reserved for allocation to key employees of the Company. The restrictions on the shares terminate as to 25 percent of such shares on each anniversary of their date of allocation. As of June 30, 1996, no restricted shares have been granted under this plan.

Stock Option Plan:

         Pursuant to the Stock Option Plan (the Option Plan), the Company may grant to eligible individuals incentive stock options, as defined in the Internal Revenue Code, and non-incentive stock options. At the annual meeting of stockholders in November 1993, the stockholders approved the increase in the number of shares of Common Stock with respect to which options may be granted from 1,500,000 shares to 2,500,000 shares. No stock options may be granted subsequent to 2006 and the exercise price may not be less than 100% of the fair market value on the date of grant for incentive stock options and 85% of the fair market value on the date of grant for non-incentive stock options.

Grossman Option Plan:

         At the annual meeting of stockholders in November 1994, the stockholders approved the issuance of options for the Company's new Chief Executive Officer (the Grossman Option Plan) to purchase 3,000,000 shares of Common Stock. Of this amount, 1,500,000 options were granted in September 1994 (and included in the following table), and the balance were granted in September 1995 in connection with the extension of the term of his employment agreement.

                      BERNARD CHAUS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                                    NON-INCENTIVE
                                                    STOCK OPTIONS
                                        --------------------------------------

                                           NUMBER                 EXERCISE
                                         OF SHARES              PRICE RANGE
                                         ---------             --------------
Outstanding at July 1, 1993              1,112,464             $2.375--$9.375
Options granted in fiscal 1994             630,000             $1.875--$4.750
Options canceled                          (323,316)            $2.875--$6.500
                                        -----------

Outstanding at June 30, 1994             1,419,148             $1.875--$9.375
Options granted in fiscal 1995           2,186,688             $2.250--$4.750
Options canceled                          (555,428)            $2.000--$9.375
Options exercised                         (183,550)            $2.000--$4.750
                                        ----------

Outstanding at June 30, 1995             2,866,858             $1.875--$4.875
Options granted in fiscal 1996           2,064,000             $3.625--$5.875
Options cancelled                         (687,201)            $1.875--$5.875
Options exercised                         ( 70,643)            $1.875--$4.880
                                       -----------

Outstanding at June 30, 1996             4,173,014             $1.875--$5.625
                                         =========             ==============

         The stock options become exercisable in annual 25% increments commencing one year after issuance. As of June 30, 1996 options to purchase approximately 610,000 shares were exercisable.

         At June 30, 1996, a total of approximately 5,042,000 shares of Common Stock were reserved for issuance under the Stock Option, Savings and Grossman Option Plans.

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

                      BERNARD CHAUS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10. COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

Lease Obligations:

         The Company leases showroom, distribution and office facilities, retail outlet facilities and equipment under various noncancellable operating lease agreements which expire through 2006. Rental expense for the years ended June 30, 1994, 1995 and 1996 was approximately $11.2 million (approximately $3.7 million of which is included in restructuring expenses), $7.0 million, and $5.8 million, respectively.

         The minimum aggregate rental commitments at June 30, 1996 are as follows (in thousands):

                  Fiscal year ending:
                       1997 ..............................         $3,711
                       1998 ..............................          3,260
                       1999 ..............................          2,309
                       2000 ..............................          2,000
                       2001 ..............................            610
                  Subsequent to 2001 .....................          1,012
                                                                 --------
                                                                  $12,902
                                                                 ========
Letters of Credit:

         The Company is contingently liable under letters of credit issued by banks to cover contractual commitments for merchandise purchases of approximately $13.6 million at June 30, 1996.

Litigation:

         By order dated September 1, 1992, Federal Judge Shirley Wohl Kram dismissed with prejudice as time-barred the Amended Complaint against the Company and others, in the previously reported consolidated class actions entitled Phifer v. Chaus et al., Goldschlack v. Chaus et al., Susman v. Chaus et al. and I. Bibcoff Inc. Pension Trust Fund v. Chaus et al. In such actions, claims were asserted against the Company and others, including the Company's lead underwriters, for alleged misstatements and omissions contained in the Company's July 1986 Prospectus delivered in connection with the Company's initial public offering and its 1986 and 1987 Annual Reports. Plaintiffs's attorneys filed a notice of appeal, which they subsequently withdrew subject to the right to restore the appeal by January 8, 1993. No such appeal was made and the action was automatically deemed dismissed with prejudice. On April 19, 1993, a Class Action Complaint was filed in the Superior Court of New Jersey, Hudson County, against the Company and others, including the lead underwriter of the Company's 1986 initial public offering, alleging common law fraud and negligent misrepresentation in the sale of the Company's stock in its initial public offering, allegations that are substantially similar to the claims that were dismissed with prejudice in the federal court. One of the plaintiffs from the federal action was originally a party in this action in state court. On June 18, 1993, the Company received by mail, a copy of Jury Demand Class Action in the Superior Court of New Jersey, Hudson County, entitled Theodore M. Wietecha and Lisa A. Phifer v. Bernard Chaus, Inc. et al. The complaint was amended in September 1993 to delete Lisa Phifer as a plaintiff. On May 27, 1994, the Company moved to dismiss the complaint and/or to deny or limit class status. On May 27, 1994, the Company moved to dismiss the complaint and/or to deny or limit class status. In a decision rendered in November, 1994, the Superior Court denied the plaintiff's motion for the class certification and dismissed all claims against the director defendants (Josephine Chaus and the Estate of Bernard Chaus) and all claims not based upon actual reliance. During fiscal 1996 the Company reached settlement regarding these claims for approximately $0.3 million, which expense had been provided for in a prior year.

                      BERNARD CHAUS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

         A claim for indemnification has been asserted by the Company's former Underwriters against the Company. The indemnification claim demands repayment of the legal fees and expenses incurred by the Underwriters in connection with the consolidated class actions entitled Phifer v. Chaus, et al. During fiscal 1996 the Company reached settlement regarding this matter for approximately $0.8 million, which expense had been provided for in a prior year.

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

Nautica License Agreement

         In September 1995, the Company entered into a license agreement (the "Nautica License Agreement") with Nautica Apparel Inc. ("Nautica"), pursuant to which the Company will arrange for the manufacture of, market, distribute and sell a new women's career and casual sportswear line under the Nautica name. The initial term of the Nautica License Agreement runs through December 31, 1999, and is thereafter renewable for up to two periods of three years each, provided that certain conditions are met (including the successful attainment of certain sales targets and the requirement that Andrew Grossman continue in his position as Chief Executive Officer during the term of the Nautica License Agreement). The Company's obligations include minimum royalty and advertising payments.

         Pursuant to the terms of the Nautica License Agreement, the Company has granted Nautica a ten-year option to purchase up to 150,000 shares of the Company's Common Stock at a purchase price of $5.00 per share (the closing price of the Common Stock on the NYSE on September 6, 1995, the date the Company entered into the Nautica License Agreement).

11.               COMMON STOCK OFFERING

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

                                                                                                                  SCHEDULE II

                                             BERNARD CHAUS, INC. & SUBSIDIARIES
                                              VALUATION AND QUALIFYING ACCOUNTS

                                                                                    ADDITIONS
                                                                  BALANCE AT        CHARGED TO                    BALANCE
                                                                   BEGINNING        COSTS AND                     AT END
DESCRIPTION                                                        OF YEAR           EXPENSES   DEDUCTIONS        OF YEAR
- -----------                                                        -------           --------   ----------        -------
                                                                                        (IN THOUSANDS)
Year ended June 30, 1996
  Allowance for doubtful accounts ..........................        $  619          $   (70)   $    171  1        $  378
                                                                    ======          ========   ========           ======

  Reserve for sales discounts and
    customer allowances and deductions .....................        $3,607          $ 17,519   $ 16,434  2        $4,692
                                                                    ------          --------   --------           ------

  Accrued restructuring expenses ...........................        $2,804          $      0   $  2,608  4        $  196
                                                                    ------          --------   --------           ------

Year ended June 30, 1995
  Allowance for doubtful accounts ..........................        $  355          $    225   $    (39) 1        $  619
                                                                    ------          --------   --------           ------

  Reserve for sales discounts and
    customer allowances and deductions .....................        $5,985          $ 33,695   $ 36,073  2        $3,607
                                                                    ------          --------   --------           ------

  Accrued restructuring expenses ...........................        $4,079          $  1,200   $  2,475  3        $2,804
                                                                    ------          --------   --------           ------

Year ended June 30, 1994
  Allowance for doubtful accounts ..........................        $  412          $    117   $    174  1        $  355
                                                                    ------          --------   --------           ------

  Reserve for sales discounts and
    customer allowances and deductions .....................        $3,929          $ 33,955   $ 31,899  2        $5,985
                                                                    ------          --------   --------           ------

  Accrued restructuring expenses ...........................        $    0          $  5,300   $  1,221  4        $4,079
                                                                    ======          ========   ========           ======


- --------------

1  Uncollectible accounts written off.

2  Allowances charged to reserve and granted to customers.

3  Reversal of provision no longer required and expenses charged to reserve.

4  Expenses charged to reserve.


                                                               S1