Form 10-Q
period 1996-09-30
CHAUS BERNARD INC
filed 1996-11-14
CIK 793983

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                                  -----------

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended         September 30, 1996                .
                               ------------------------------------------

                                     OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from __________________to __________________.


                         Commission file number 1-9169
                                                ------

                              BERNARD CHAUS, INC.
------------------------------------------------------------------------------
            (Exact Name of Registrant as Specified in its Charter)

         New York                                         13-2807386
------------------------------------------------------------------------------
(State or other jurisdiction of                (I.R.S. employer identification
 incorporation or organization)                 number)


        1410 Broadway, New York, New York                             10018
------------------------------------------------------------------------------
     (Address of Principal Executive Offices)                      (Zip Code)

       Registrant's telephone number, including area code (212) 354-1280
                                                          ---------------------

                        ------------------------------
             Former name, former address and former fiscal year,
                         if changed since last report

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes X No ____.

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Date                             Class                   Shares Outstanding
----                             -----                   ------------------

  November 4, 1996         Common Stock, $0.01 par value            26,277,274
--------------------       -----------------------------      ----------------

                     BERNARD CHAUS, INC. AND SUBSIDIARIES

                                     INDEX



PART I FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)                                  PAGE

        Condensed Consolidated Balance Sheets as of
        September 30, 1996, June 30, 1996 and
        September 30, 1995                                                   3

        Condensed Consolidated Statements of Operations
        for the Quarters ended September 30, 1996 and 1995                   4

        Condensed Consolidated Statements of Cash Flows
        for the Quarters ended September 30, 1996 and 1995                   5

        Notes to Condensed Consolidated Financial Statements                 6

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                             6 - 10

PART II OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                                    11


         SIGNATURES                                                         12

                    BERNARD CHAUS, INC. AND SUBSIDIARIES

PART I -- FINANCIAL INFORMATION
Item 1.  Financial Statements

                     BERNARD CHAUS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
         (In thousands, except number of shares and per share amounts)


                                                  September 30,        June 30,     September 30,
                                                      1996              1996            1995
                                                      ----              ----            ----
                                                  (Unaudited)                        (Unaudited)

ASSETS
Current Assets
 Cash and cash equivalents                         $    210         $    247          $    217
 Accounts receivable, net                            23,384            7,995            28,025
 Inventories                                         20,997           21,256            22,083
 Prepaid expenses and other current assets              755              783               908
                                                   --------         --------          --------
   Total current assets                              45,346           30,281            51,233
Fixed assets-- net                                    1,764            1,898             2,246
Other assets                                          1,056              563               543
                                                   --------         --------          --------
                                                    $48,166          $32,742           $54,022
                                                   ========         ========          ========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities
  Notes payable-- banks                             $38,356          $26,077           $36,307
  Accounts payable                                   19,942           17,435            21,427
  Accrued expenses                                    5,776            6,056             5,568
  Accrued restructuring expenses                         64              196             1,594
                                                   --------         --------          --------
    Total current liabilities                        64,138           49,764            64,896
Subordinated promissory notes                        24,264           23,588            21,678
Accrued restructuring expenses                           --               --               108
                                                   --------         --------          --------
                                                     88,402           73,352            86,682
STOCKHOLDERS' DEFICIENCY
  Preferred stock, $.01 par value,
   authorized shares -- 1,000,000;
   outstanding shares -- none
  Common stock, $.01 par value;
   authorized shares -- 50,000,000;
   issued shares -- 26,899,974 at
   September 30, 1996, 26,893,724 at
   June 30, 1996 and 21,108,641 at
   September 30, 1995                                   269              269               211
  Additional paid-in capital                         65,463           65,450            49,479
  Deficit                                          (104,488)        (104,849)          (80,870)
  Less:  Treasury stock, at cost --
   622,700 shares                                    (1,480)          (1,480)           (1,480)
                                                   ---------        ---------         --------

     Total stockholders' deficiency                 (40,236)         (40,610)          (32,660)
                                                   --------         --------          --------
                                                   $ 48,166         $ 32,742          $ 54,022
                                                   ========         ========          ========

See accompanying notes to condensed consolidated financial statements.

                     BERNARD CHAUS, INC. AND SUBSIDIARIES


                     BERNARD CHAUS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
         (In thousands, except number of shares and per share amounts)

                                              For the quarter ended
                                          September 30,      September 30,
                                              1996                1995
                                          -------------      -------------
                                                     (Unaudited)
Net sales                                     $48,010            $48,885
Cost of goods sold                             35,532             38,141
                                         ------------       ------------
Gross profit                                   12,478             10,744

Selling, general and
  administrative expenses                      10,255              9,764
                                         ------------       ------------
Income from operations                          2,223                980

Interest and other income, net                      6                108
Interest expense                               (1,838)            (1,419)
                                         ------------       ------------
Income (loss) before income taxes                 391               (331)
Income taxes                                       30                 76
                                         ------------       ------------

Net income (loss)                                $361              ($407)
                                         ============       ============

Net income (loss) per share                     $0.01             ($0.02)
                                         ============       ============

Weighted average number of
  common and common
  equivalent shares outstanding            26,838,000         20,461,000
                                         ============       ============



See accompanying notes to condensed consolidated financial statements.

                     BERNARD CHAUS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)

                                                        For the quarter ended
                                                   September 30,  September 30,
                                                       1996           1995
                                                   ------------- -------------
                                                           (Unaudited)
OPERATING ACTIVITIES
 Net income (loss)                                       $361        ($407)
 Adjustments to reconcile net income (loss)
   to net cash used in operating activities:
   Depreciation and amortization                          268          284
   Provision for losses on accounts receivable             20           45
   Deferred interest on
       subordinated promissory notes                      676          612
 Changes in operating assets and liabilities:
   Accounts receivable                                (15,409)     (20,424)
   Inventories                                            259       (5,880)
   Prepaid expenses and other assets                     (465)         550
   Accounts payable                                     2,507        8,505
   Accrued expenses                                      (280)          19
   Accrued restructuring expenses                        (132)      (1,102)
                                                     --------     --------
 Net Cash Used In Operating Activities                (12,195)     (17,798)

 INVESTING ACTIVITIES
 Purchases of fixed assets-- net of disposal             (134)        (138)
                                                     --------     --------
Net Cash Used In Investing Activities                    (134)        (138)

 FINANCING ACTIVITIES
 Net proceeds from short-term bank borrowings          12,279       17,609
 Net proceeds from exercise of options                     13          126
                                                     --------     --------
 Net Cash Provided By Financing Activities             12,292       17,735
                                                     --------     --------

 Decrease in cash and cash equivalents                    (37)        (201)
 Cash and Cash Equivalents, Beginning of Quarter          247          418
                                                     --------     --------
 Cash and Cash Equivalents, End of Quarter               $210         $217
                                                     ========     ========

  Cash Paid for:
   Taxes                                                   13           11
   Interest                                               996          888

        See accompanying notes to condensed consolidated financial statements.

                     BERNARD CHAUS, INC. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
           Quarters Ended September 30, 1996 and September 30, 1995

1.   Summary Of Significant Accounting Policies

     Basis of Presentation: The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending June 30, 1997 or any other period. The balance sheet at June 30, 1996 has been derived from the audited financial statements at that date. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 1996.

     Net Income (Loss) Per Share: Net income (loss) per share has been computed by dividing the applicable net income (loss) by the weighted average number of common shares outstanding. Common equivalent shares for September 30, 1995 were not included as their inclusion would have been antidilutive.

2.   Inventories

     Inventories (principally finished goods) are stated at the lower of cost, using the first-in first-out (FIFO) method, or market. Included in inventories is merchandise in transit of approximately $7.8 million at September 30, 1996, $9.0 million at June 30, 1996 and $8.4 million at September 30, 1995.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

         Operating results for the quarter ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending June 30, 1997 or any other period.

     In the quarter ended September 30, 1996, net sales decreased by $0.9 million or 1.8% as compared to the quarter ended September 30, 1995. This sales decrease was primarily due to a decrease in sales of Chaus products at regular and incentive prices and the discontinuation of the Chaus dress product line partially offset by initial regular price sales of the Company's licensed Nautica(R) product line. Units shipped decreased by approximately 16% which was offset by an increase in the average selling price.

                     BERNARD CHAUS, INC. AND SUBSIDIARIES

     In the quarter ended September 30, 1996, gross profit as a percentage of net sales increased to 26% from 22% in the quarter ended September 30, 1995. The increase in the gross profit percentage was attributable to initial sales of the Nautica product line.

     Selling, general and administrative expenses increased by $0.5 million in the quarter ended September 30, 1996 as compared to the quarter ended
September 30, 1995, primarily due to expenses associated with the licensed Nautica product line, partially offset by decreases in payroll and payroll related items and a decrease in other selling, general and administrative expenses as the Company continues to reduce its overhead structure. As a percentage of net sales, selling, general and administrative expenses increased to 21.4% for the quarter ended September 30, 1996 from 20% for the comparable quarter ended September 30, 1995.

     Interest expense in the quarter ended September 30, 1996 increased $.4 million as compared with the corresponding quarter of the prior fiscal year primarily as a result of the cash compensation payable to Josephine Chaus for credit support provided by her to the Company (see -- "Financial Position, Liquidity and Capital Resources"), in addition to higher average bank borrowings.

Financial Position, Liquidity and Capital Resources

General

     Net cash used in operating activities was $12.2 million in the quarter ended September 30, 1996 as compared to $17.8 million in the quarter ended September 30, 1995. The net cash used in operating activities resulted primarily from increases in accounts receivable ($15.4 million), partially offset by an increase in accounts payable ($2.5 million).

Amended Financing Agreement

     The Company and BNY Financial Corporation ("BNYF") entered into a financing agreement in July 1991, which was amended and restated effective as of February 21, 1995 and further amended, effective as of September 28, 1995 (the "September 1995 Amendment"), May 9, 1996 (the "May 1996 Amendment") and September 17, 1996 (the "September 1996 Amendment") (collectively, the "Amended Financing Agreement"). The Amended Financing Agreement provides the Company with a $70 million credit facility for letters of credit and direct borrowings, with a sublimit for loans and advances ranging between $40.0 and $56.0 million. The amount of financing available is based upon a formula incorporating eligible receivables and inventory, cash balances, other collateral and permitted overadvances, all as defined in the Amended Financing Agreement. At September 30, 1996, the Company had availability of approximately $5.5 million under the Amended Financing Agreement. The Amended Financing Agreement is collateralized by substantially all of the Company's assets, including accounts receivable and inventory.

     The Amended Financing Agreement contains certain financial covenants including covenants limiting the Company's tangible net worth deficit and working capital deficiency. In addition to a cap on personal property leases, the Company is also prohibited from declaring or paying dividends or making other distributions on its capital stock, with certain exceptions.

                     BERNARD CHAUS, INC. AND SUBSIDIARIES



     Interest on direct borrowings is payable monthly at an annual rate equal to the higher of (i) The Bank of New York's prime rate (8.25% at September 30, 1996) plus 0.5% (The Bank of New York prime rate plus 1.5% in the event the Company's overadvance position exceeds the allowable overadvances) or (ii) the Federal Funds Rate in effect plus 1% (Federal Funds Rate in effect plus 2% in the event the Company's overadvance position exceeds the allowable overadvances). There is an annual commitment fee of 0.375% of the unused portion of the line, payable monthly, and letter of credit fees equal to 0.125% of the outstanding letter of credit balance, payable monthly. The Amended Financing Agreement requires the payment of minimum service charges of $0.6 million per annum. In connection with the May 1996 Amendment, BNYF was paid a fee of $25,000, and additional fees of $10,000 per month through December 1996 were provided for, with BNYF agreeing to provide specified levels of overadvances up to $10.0 million through the same period. In connection with the September 1996 Amendment, BNYF has agreed to provide overadvances of up to $15.0 million through June 1997. The Company may terminate the Amended Financing Agreement upon 90 days' prior written notice at any time, subject to termination fees. BNYF may terminate after February 20, 1999, upon 60 days' written notice to the Company.

Credit Support

     Josephine Chaus has arranged for a letter of credit (the "Letter of Credit") in various amounts since April 1994 in return for which BNYF has increased the availability under the Amended Financing Agreement. In consideration for credit support provided by Ms. Chaus to the Company prior to February 1995, Ms. Chaus was granted 1,216,500 warrants (the "1994 Warrants"), exercisable through November 22, 1999, at prices ranging between $2.25 and $4.62 per share. As part of the negotiations with BNYF in connection with the Amended Financing Agreement, in February 1995 Josephine Chaus increased the Letter of Credit to $10.0 million and extended its term to October 31, 1995 (the "February 1995 Increase/Extension"). In addition, in February 1995, Mrs. Chaus provided a $5.0 million personal guarantee (the "$5.0 Million Guarantee"), to be in effect during the Amended Financing Agreement's term. In September 1995, Ms. Chaus further extended the term of the Letter of Credit to January 31, 1996 (the "September 1995 Extension"). In consideration of her provision of the February 1995 Increase/Extension, the $5.0 Million Guarantee and the September 1995 Extension, a special committee consisting of disinterested members of the Board of Directors of the Company (the "Special Committee") authorized the issuance to Ms. Chaus of warrants (the "1995 Warrants") to purchase an aggregate of 1,580,000 shares of Common Stock at prices ranging between $4.05 and $6.75 per share. The issuance of the 1995 Warrants was approved at the 1995 Annual Meeting of Stockholders. The issuance of the 1994 Warrants, the warrants for the February 1995 Increase/Extension and the warrants for the $5.0 Million Guarantee was recorded in fiscal 1995 at a value of $1.1 million, and was included as a charge to interest expense with a corresponding increase to additional paid-in capital. The issuance of the warrants for the September 1995 Extension was recorded in the second quarter of fiscal 1996 at a value of $0.2 million, and was included as a charge to interest expense with a corresponding increase to additional paid-in capital. Ms. Chaus received warrant compensation for her provision of the $5.0 Million Guarantee only through October 31, 1995. Thereafter, for each three month period of the $5.0 Million Guarantee, she has received cash compensation of $50,000, as authorized by the Special Committee.

     In connection with the September 1995 Amendment, Ms. Chaus provided the Company with an option to further extend the Letter of Credit to July 31, 1996 (the "July 1996 Option"), subject to

                     BERNARD CHAUS, INC. AND SUBSIDIARIES

the consummation of the Company's November 1995 public offering of Common Stock. In January 1996, the Company exercised the July 1996 Option to extend the Letter of Credit to July 31, 1996 (the "July 1996 Extension"). In consideration of her provision of the July 1996 Extension, the Special Committee authorized the issuance to Ms. Chaus, subject to approval of the stockholders of the Company at its November 14, 1996 Annual Meeting of Stockholders, of warrants (the "1996 Warrants") to purchase an aggregate of 682,012 shares of Common Stock at a price of $4.20 per share. Because Ms. Chaus possesses the power to vote more than 50% of the outstanding shares of Common Stock, Ms. Chaus's affirmative vote in favor of the issuance of the 1996 Warrants to her is sufficient to approve such issuance without the vote of any other stockholders. Ms. Chaus has advised the Company that she intends to vote all of her shares in favor of such issuance. As a result, the Company reflected the issuance of the 1996 Warrants at March 31, 1996. The value of the 1996 Warrants ($0.3 million) was included as a charge to interest expense with a corresponding increase to additional paid-in capital.

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

     In connection with the September 1996 Amendment, Ms. Chaus agreed to extend the Letter of Credit to July 31, 1997 (the "July 1997 Extension"), increase the amount of the $10.0 Million Guarantee by $2.5 million to $12.5 million (the "$12.5 Million Guarantee") and fully collateralize the $12.5 Million Guarantee. In connection with the July 1997 Extension, the Special Committee approved the payment of cash compensation to Ms. Chaus of $100,000 for each additional three month period of the Letter of Credit as extended from January 31, 1997 to July 31, 1997. For her provision of the $12.5 Million Guarantee, the Special Committee approved an increase in the amount of cash compensation payable to Ms. Chaus for her guaranty, to $125,000 for each three month period of the $12.5 Million Guarantee.

Subordinated Debt

     The Company has outstanding at September 30, 1996, $24.3 million of subordinated notes payable to Josephine Chaus (the "Subordinated Notes"). In connection with the Company's November 1995 public offering (see "-- Nautica License Agreement"), Josephine Chaus extended the maturity date of the Subordinated Notes (which were to mature on July 1, 1996) to July 1, 1998. The Company has been unable to pay principal or interest, with certain exceptions, under the Subordinated Notes as a result of covenants in the Amended Financing Agreement (see "-- Amended Financing Agreement").

                     BERNARD CHAUS, INC. AND SUBSIDIARIES



Nautica License Agreement

     In September 1995, the Company entered into a license agreement with Nautica Apparel, Inc. (the "Nautica License Agreement"), pursuant to which the Company has an exclusive license to arrange for the manufacture of, market, distribute and sell a new women's career and casual sportswear line under the Nautica(R) name. The Nautica License Agreement runs through December 31, 1999. The Company is required to devote at least $7.0 million to the fulfillment of the Company's obligations under the Nautica License Agreement, including related capital expenditures. The Company's obligations also include minimum royalty and advertising payments.

     Under the Nautica License Agreement, the Company was obligated to raise $10.0 million in equity capital. On November 22, 1995, the Company consummated an underwritten public offering of 5,750,000 shares of Common Stock at a price of $3.00 per share. Net proceeds, after expenses and commissions of $1.8 million, were $15.4 million.

Future Financing Requirements

     At September 30, 1996, the Company had a working capital deficiency of $18.8 million. The Company requires the availability of sufficient cash flow and borrowing capacity to finance its existing product lines and to develop and market its licensed Nautica product lines. The Company expects to satisfy such requirements through cash flows from operations, its line of credit under the Amended Financing Agreement, and, in the near term, continued credit support from Josephine Chaus. The Company anticipates that its future operations will be financed in the same manner, but is also exploring additional sources of financing.

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

     The foregoing discussion contains forward-looking statements. Certain important factors could cause actual results to differ materially from those anticipated. Among these factors are retail market conditions; consumer and customer acceptance of the Company's products; BNYF's willingness to continue to support the Company; and Josephine Chaus's willingness to continue to provide the Company with credit support.

                     BERNARD CHAUS, INC. AND SUBSIDIARIES



PART II - OTHER INFORMATION

Item 6.        Exhibits and Reports on Form 8-K.

          (a)  Attached hereto as Exhibits are the following:

               27   Financial Data Schedule

          (b) The Company filed no reports on Form 8-K during the quarter ended September 30, 1996.

                     BERNARD CHAUS, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        BERNARD CHAUS, INC.
                        (Registrant)



                        Date: November 13, 1996

                        By: /s/ Josephine Chaus
                            --------------------
                            JOSEPHINE CHAUS
                            Chairwoman of the Board and
                            Office of the Chairman



                        Date: November 13, 1996

                        By: /s/ Andrew Grossman
                            --------------------
                            ANDREW GROSSMAN
                            Chief Executive Officer and
                            Office of the Chairman



                        Date: November 13, 1996

                        By: /s/ Wayne S. Miller
                            --------------------
                            WAYNE S. MILLER
                            Executive Vice President --
                            Finance and Administration and
                            Chief Financial Officer