Form 10-Q
period 1996-12-31
CHAUS BERNARD INC
filed 1997-02-14
CIK 793983

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                                  -----------

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934.

For the quarterly period ended         December 31, 1996           .
                               ------------------------------------

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


------------------------------------------------------------------------------
             Former name, former address and former fiscal year,
                         if changed since last report

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days Yes [X]   No [ ].

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Date                     Class                 Shares Outstanding
         ----                     -----                --------------------
  February 7, 1997     Common Stock, $0.01 par value        26,277,274

                     BERNARD CHAUS, INC. AND SUBSIDIARIES

                                     INDEX



PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)                              PAGE

          Condensed Consolidated Balance Sheets as of
          December 31, 1996, June 30, 1996 and
          December 31, 1995                                              3

          Condensed Consolidated Statements of Operations
          for the Six Months and Quarters ended
          December 31, 1996 and 1995                                     4

          Condensed Consolidated Statements of Cash Flows
          for the Six Months ended December 31, 1996 and 1995            5

          Notes to Condensed Consolidated Financial Statements           6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                           6 - 10

PART II  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                11

SIGNATURES                                                               12

                     BERNARD CHAUS, INC. AND SUBSIDIARIES

PART I -- FINANCIAL INFORMATION
Item 1.  Financial Statements

                     BERNARD CHAUS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
         (In thousands, except number of shares and per share amounts)

                                                            December 31,       June 30,      December 31,
                                                                1996             1996            1995
                                                            ------------       ---------     -------------
                                                             (Unaudited)                       (Unaudited)
ASSETS
Current Assets
 Cash and cash equivalents                                     $    39         $    247          $    312
 Accounts receivable, net                                        7,124            7,995            19,401
 Inventories                                                    19,020           21,256            22,491
 Prepaid expenses and other current assets                         787              783             1,015
                                                              --------          -------           -------
   Total current assets                                         26,970           30,281            43,219
Fixed assets-- net                                               1,584            1,898             2,023
Other assets                                                     1,003              563               526
                                                               -------          -------           -------
                                                               $29,557          $32,742           $45,768
                                                               =======          =======           =======

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities
  Notes payable-- banks                                        $29,906          $26,077           $17,077
  Accounts payable                                              13,639           17,435            20,940
  Accrued expenses                                               5,559            6,056             5,484
  Accrued restructuring expenses                                -- 0--              196               811
                                                               -------          -------           -------
    Total current liabilities                                   49,104           49,764            44,312
Subordinated promissory notes                                   24,957           23,588            22,306
Accrued restructuring expenses                                      --                --               --
                                                               -------          -------           -------
                                                                74,061           73,352            66,618
STOCKHOLDERS' DEFICIENCY
  Preferred stock, $.01 par value,
   authorized shares -- 1,000,000;
   outstanding shares -- none
  Common stock, $.01 par value; authorized shares -- 50,000,000;
   issued shares -- 26,899,974 at December 31, 1996, 26,893,724 at
   June 30, 1996 and 26,883,641 at
   December 31, 1995                                               269              269               269
  Additional paid-in capital                                    65,463           65,450            65,110
  Deficit                                                     (108,756)        (104,849)          (84,749)
  Less:  Treasury stock, at cost --
     622,700 shares                                             (1,480)          (1,480)           (1,480)
                                                              --------         --------          --------

     Total stockholders' deficiency                            (44,504)         (40,610)          (20,850)
                                                              --------         --------          --------
                                                              $ 29,557         $ 32,742          $ 45,768
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

                     BERNARD CHAUS, INC. AND SUBSIDIARIES


                     BERNARD CHAUS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
         (In thousands, except number of shares and per share amounts)


                                                       For the Six                            For the
                                                       Months Ended                        Quarter Ended
                                                        December 31,                        December 31,
                                                     1996           1995                 1996           1995
                                                ------------   ------------          -----------    --------
                                                         (Unaudited)                         (Unaudited)
Net Sales                                          $ 86,094       $ 97,920             $ 38,084       $ 49,035
Cost of goods sold                                   65,746         79,300               30,214         41,159
                                                   --------       --------              -------        -------
Gross profit                                         20,348         18,620                7,870          7,876

Selling, general &
  administrative expenses                            20,428         19,677               10,173          9,913
                                                   --------       --------             --------        -------
Loss from operations                                    (80)        (1,057)              (2,303)        (2,037)

Interest and other income, net                           41             50                   35           (58)
Interest expense                                     (3,832)        (3,128)              (1,994)        (1,709)
                                                   --------       --------             --------       --------
  Loss before income taxes                           (3,871)        (4,135)              (4,262)        (3,804)
Income taxes                                             36            151                    6             75
                                                   --------       --------             --------       --------

Net loss                                           ($ 3,907)      ($ 4,286)            ($ 4,268)      ($ 3.879)
                                                   =========      =========            =========      =========

Net loss per common share                            ($0.15)        ($0.20)              ($0.16)        ($0.17)
                                                     ======         ======               ======         ======

Weighted average number of common
  and common equivalent shares
  outstanding                                     26,277,000     21,735,000           26,277,000     23,010,000
                                                  ==========     ==========           ==========     ==========

See accompanying notes to condensed consolidated financial statements.

                     BERNARD CHAUS, INC. AND SUBSIDIARIES

                     BERNARD CHAUS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)

                                                             FOR THE SIX MONTHS ENDED
                                                          December 31,         December 31,
                                                              1996                 1995
                                                        -----------------     --------------
                                                                        (Unaudited)
OPERATING ACTIVITIES
 Net income (loss)                                          ($ 3,907)            ($ 4,286)
 Adjustments to reconcile net income (loss)
    to net cash used in operating activities:
     Depreciation and amortization                               461                  575
     (Credit) Provision for losses on accounts receivable        (60)                  90
     Deferred interest on
         subordinated promissory notes                         1,369                1,240
     Non-cash interest expense                                  --                    200
 Changes in operating assets and liabilities:
     Accounts receivable                                         931              (11,845)
     Inventories                                               2,236               (6,288)
     Prepaid expenses and other assets                          (444)                 460
     Accounts payable                                         (3,796)               8,018
     Accrued expenses                                           (497)                 (65)
     Accrued restructuring expenses                             (196)              (1,993)
                                                            --------             --------
 Net Cash Used In Operating Activities                        (3,903)             (13,894)

 INVESTING ACTIVITIES
 Purchases of fixed assets-- net of disposal                    (147)                (206)
                                                            --------             --------
Net Cash Used In Investing Activities                           (147)                (206)

 FINANCING ACTIVITIES
 Net proceeds (payments) on short-term bank borrowings         3,829               (1,621)
 Net proceeds from issuance of stock                            --                 15,423
 Net proceeds from exercise of options                            13                  192
                                                            --------             --------
 Net Cash Provided By Financing Activities                     3,842               13,994
                                                            --------             --------

 Decrease in cash and cash equivalents                          (208)                (106)
 Cash and Cash Equivalents, Beginning of Quarter                 247                  418
                                                            --------             --------
 Cash and Cash Equivalents, End of Quarter                  $     39             $    312
                                                            ========             ========

  Cash Paid for:
   Taxes                                                          27                   11
   Interest                                                    2,197                1,860

 Supplemental schedule of non-cash financing activities:
   Issuance of warrants for credit support
     by principal stockholder                                                         200


See accompanying notes to condensed consolidated financial statements.

                     BERNARD CHAUS, INC. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
           Six Months Ended December 31, 1996 and December 31, 1995

1.     Summary  Of Significant Accounting Policies

         Basis of Presentation: The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended December 31, 1996 are not necessarily indicative of the results that may be expected for the year ending June 30, 1997 or any other period. The balance sheet at June 30, 1996 has been derived from the audited financial statements at that date. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 1996.

         Net Loss Per Share: Net loss per share has been computed by dividing the applicable net loss by the weighted average number of common shares outstanding. Common equivalent shares were not included as their inclusion would have been antidilutive.

2.       Inventories

         Inventories (principally finished goods) are stated at the lower of cost, using the first-in first-out (FIFO) method, or market. Included in inventories is merchandise in transit of approximately $7.9 million at December 31, 1996, $9.0 million at June 30, 1996 and $8.9 million at December 31, 1995.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

         Operating results for the six months and quarter ended December 31, 1996 are not necessarily indicative of the results that may be expected for the year ending June 30, 1997 or any other period.

         For the six months ended December 31, 1996, net sales decreased by $11.8 million or 12.1% as compared to the six months ended December 31, 1995. Net sales for the quarter ended December 31, 1996, decreased by $10.9 or 22.3% as compared to the quarter end December 31, 1995. The sales decrease for the six months and quarter as compared to the prior fiscal year was primarily due to a decrease in the volume of sales of Chaus products, and the discontinuation of the Chaus dress product line. The sales decrease was partially

                     BERNARD CHAUS, INC. AND SUBSIDIARIES

offset by initial regular price sales of the Company's licensed Nautica(R) product line. The amount of units shipped for the six months ended December 31, 1996 decreased by 20% and by 24% for the quarter. The impact of the decrease on the Company's net sales was partially offset by an increase in the average selling price per unit.

         Gross profit as a percentage of net sales was 23.6% for the six months and 20.7% for the quarter ended December 31, 1996 as compared to 19.0% and 16.1% for the six months and three months ended December 31, 1995, respectively. The increase in gross profit as a percentage of net sales for each of the six months and quarter was attributable to the initial sales of the Nautica(R) product line and an improved gross profit percentage for Chaus products due to fewer units being sold off price this year as compared to last year.

         Selling, general and administrative expenses increased by $0.8 million and $0.3 million for the six months and quarter ended December 31, 1996, respectively, as compared to the comparable periods in the prior fiscal year. The increase in expenses for the six months and quarter are primarily due to expenses associated with Nautica(R) product line. The increases in expenses were partially offset by the discontinuation of the Chaus dress product line and the Company continuing to review its overhead structure, which resulted in decreases in payroll and payroll related items and decreases in other selling, general and administrative expenses. As a percentage of net sales, selling, general, and administrative expenses were 23.7% and 26.7% for the six months and quarter ended December 31, 1996 as compared to 20.1% and 20.2% for the six months and quarter ended December 31, 1995.

          Interest expense for the six months and quarter ended December 31, 1996 increased as compared to the comparable periods in the prior fiscal year primarily as a result of the cash compensation payable to Josephine Chaus for credit support provided by her to the Company ( see-- "Financial Position, Liquidity and Capital Resources"), in addition to higher average bank borrowings.

Financial Position, Liquidity and Capital Resources

General

         Net cash used in operating activities was $3.9 million for the six months ended December 31, 1996 as compared to $13.9 million in the six months ended December 31, 1995. The decrease in net cash used in operating activities resulted primarily from the net loss of $3.9 million (inclusive of the $1.4 million non-cash interest charge), a decrease in accounts payable of $3.8 million, partially offset by a decrease in inventory of $2.2 million and a decrease in accounts receivable of $0.9 million.

Amended Financing Agreement

         The Company and BNY Financial Corporation ("BNYF") entered into a financing agreement in July 1991, which was amended and restated effective as of February 21, 1995 and further amended, effective as of September 28, 1995 (the "September 1995 Amendment"), May 9, 1996 (the "May 1996 Amendment"), September 17, 1996 (the "September 1996 Amendment")

                     BERNARD CHAUS, INC. AND SUBSIDIARIES

and January 31, 1997 (the "January 1997 Amendment") (collectively, the "Amended Financing Agreement"). The Amended Financing Agreement provides the Company with a $70 million credit facility for letters of credit and direct borrowings, with a sublimit for loans and advances ranging between $40.0 and $56.0 million. The amount of financing available is based upon a formula incorporating eligible receivables and inventory, cash balances, other collateral and permitted overadvances, all as defined in the Amended Financing Agreement. The January 1997 Amendment allows for overadvances ranging between $9.5 and $15.0 million through June 1997, subject to compliance with certain financial covenants through such date. At December 31, 1996, the Company had availability of approximately $2.2 million (inclusive of overadvance availability) under the Amended Financing Agreement. The Amended Financing Agreement is collateralized by substantially all of the Company's assets, including accounts receivable and inventory.

         The Amended Financing Agreement contains certain financial covenants including covenants limiting the Company's tangible net worth deficit and working capital deficiency. In addition to a cap on personal property leases, the Company is also prohibited from declaring or paying dividends or making other distributions on its capital stock, with certain exceptions. In the Waiver, dated February 4, 1997 (the "Waiver"), BNYF waived covenant compliance with the net worth and quarterly minimum loss covenants through December 31, 1996.

         Interest on direct borrowings is payable monthly at an annual rate equal to the higher of (i) The Bank of New York's prime rate (8.25% at December 31, 1996) plus 0.5% (The Bank of New York prime rate plus 1.5% in the event the Company's overadvance position exceeds the allowable overadvances) or (ii) the Federal Funds Rate (8% at December 31, 1996) in effect plus 1% (Federal Funds Rate in effect plus 2% in the event the Company's overadvance position exceeds the allowable overadvances). There is an annual commitment fee of 0.375% of the unused portion of the line, payable monthly, and letter of credit fees equal to 0.125% of the outstanding letter of credit balance, payable monthly. The Amended Financing Agreement requires the payment of minimum service charges of $0.6 million per annum. In connection with the May 1996 Amendment, BNYF was paid a fee of $25,000, and additional fees of $10,000 per month through December 1996 were provided for, with BNYF agreeing to provide specified levels of overadvances up to $10.0 million through the same period. In connection with the Waiver, BNYF was paid a fee of $25,000. Additionally, the Company agreed to issue warrants to purchase 125,000 shares of the Company's common stock to BNYF at an exercise price of $.625 per share (the market price per share on the date of approval of such warrants). The Company may terminate the Amended Financing Agreement upon 90 days' prior written notice at any time, subject to termination fees. BNYF may terminate the Amended Financing Agreement after February 20, 1999, upon 60 days' written notice to the Company.

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

                     BERNARD CHAUS, INC. AND SUBSIDIARIES

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

         In connection with the September 1995 Amendment, Ms. Chaus provided the Company with an option to further extend the Letter of Credit to July 31, 1996 (the "July 1996 Option"), subject to the consummation of the Company's November 1995 public offering of Common Stock. In January 1996, the Company exercised the July 1996 Option to extend the Letter of Credit to July 31, 1996 (the "July 1996 Extension"). In consideration of her provision of the July 1996 Extension, the Special Committee authorized the issuance to Ms. Chaus, warrants (the "1996 Warrants") to purchase an aggregate of 682,012 shares of Common Stock at a price of $4.20 per share. The issuance of the 1996 Warrants was approved by the stockholders of the Company at the 1996 Annual Meeting of Stockholders. The issuance of the 1996 Warrants ($0.3 million) was recorded in the second quarter of fiscal 1997, at a value of $0.3 million and was included as a charge to interest expense with a corresponding increase to additional paid-in capital.

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

                     BERNARD CHAUS, INC. AND SUBSIDIARIES

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

Subordinated Debt

         The Company has outstanding at December 31, 1996, $25.0 million of subordinated notes payable to Josephine Chaus (the "Subordinated Notes"). In connection with the Company's November 1995 public offering (see "-- Nautica(R) License Agreement"), Josephine Chaus extended the maturity date of the Subordinated Notes (which were to mature on July 1, 1996) to July 1, 1998. The Company has been unable to pay principal or interest, with certain exceptions, under the Subordinated Notes as a result of covenants in the Amended Financing Agreement (see "-- Amended Financing Agreement").

Nautica(R) License Agreement

         In September 1995, the Company entered into a license agreement with Nautica(R) Apparel, Inc. (the "Nautica(R) License Agreement"), pursuant to which the Company has an exclusive license to arrange for the manufacture of, market, distribute and sell a new women's career and casual sportswear line under the Nautica(R) name. The Nautica(R) License Agreement runs through December 31, 1999. The Company is required to devote at least $7.0 million to the fulfillment of the Company's obligations under the Nautica(R) License Agreement, including related capital expenditures. The Company's obligations also include minimum royalty and advertising payments.

         Under the Nautica(R) License Agreement, the Company was obligated to raise $10.0 million in equity capital. On November 22, 1995, the Company consummated an underwritten public offering of 5,750,000 shares of Common Stock at a price of $3.00 per share. Net proceeds, after expenses and commissions of $1.8 million, were $15.4 million.

Future Financing Requirements

         At December 31, 1996, the Company had a working capital deficiency of $22.1 million. The Company requires the availability of sufficient cash flow and borrowing capacity to finance its Chaus product lines and to develop and market its licensed Nautica(R) product lines. The Company expects to satisfy such requirements through cash flows from operations, its line of credit under the Amended Financing Agreement, continued credit support from Josephine Chaus and additional sources of financing. In that regard, the Company has engaged Lehman Brothers to explore various alternatives available to the Company. However, there can be no assurances the Company will be successful in obtaining additional sources of financing.

         The foregoing discussion contains forward-looking statements. Certain important factors could cause actual results to differ materially from those anticipated. Among these factors are

                     BERNARD CHAUS, INC. AND SUBSIDIARIES

retail market conditions; consumer and customer acceptance of the Company's products; BNYF's willingness to continue to support the Company; and Josephine Chaus's willingness to continue to provide the Company with credit support and the Company's ability to secure additional sources of financing.

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

     (a) Attached hereto as Exhibits are the following:

         10.67  Amendment dated January 31, 1997 to the Financing Agreement

         10.68   Waiver dated February 4, 1997 to the Financing Agreement

         10.69 Consulting Agreement dated as of December 31, 1996 between the Company and Michael Winter

         27      Financial Data Schedule

      (b) The Company filed no reports on Form 8-K during the quarter ended December 31, 1996.

                     BERNARD CHAUS, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    BERNARD CHAUS, INC.
                                    (Registrant)



Date: February 14, 1997             By:  /s/ Josephine Chaus
                                    -------------------------
                                    JOSEPHINE CHAUS
                                    Chairwoman of the Board and
                                    Office of the Chairman



Date: February 14, 1997             By:  /s/ Andrew Grossman
                                    --------------------------
                                    ANDREW GROSSMAN
                                    Chief Executive Officer and
                                    Office of the Chairman



Date: February 14, 1997             By:  /s/ Wayne S. Miller
                                    ---------------------------
                                    WAYNE S. MILLER
                                    Executive Vice President --
                                    Finance and Administration and
                                    Chief Financial Officer