Form 10-Q
period 1997-03-31
CHAUS BERNARD INC
filed 1997-05-09
CIK 793983

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                                  -----------

                                   FORM 10-Q


[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934.

For the quarterly period ended     March 31, 1997        .
                               --------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from __________________to __________________.


                         Commission file number 1-9169
                                               --------

                              BERNARD CHAUS, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

               New York                               13-2807386
--------------------------------------------------------------------------------
    (State or other jurisdiction of         (I.R.S. employer identification
    incorporation or organization)           number)


      1410 Broadway, New York, New York                     10018
--------------------------------------------------------------------------------
  (Address of Principal Executive Offices)                (Zip Code)

       Registrant's telephone number, including area code (212) 354-1280
                                                         -----------------

                 --------------------------------------------
Former name, former address and former fiscal year, if changed since last report

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days Yes   X   No      .
                                             -----    -----

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Date                    Class                     Shares Outstanding
       ------------            ------------                  ------------------
       May 1,  1997     Common Stock, $0.01 par value             26,277,274
      -------------     -----------------------------        ------------------

                      BERNARD CHAUS, INC. AND SUBSIDIARIES

                                     INDEX



PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)                                 PAGE

         Condensed Consolidated Balance Sheets as of
         March 31, 1997, June 30, 1996 and
         March 31, 1996                                                       3

         Condensed Consolidated Statements of Operations
         for the Nine Months and Quarters ended
         March 31, 1997 and 1996                                              4

         Condensed Consolidated Statements of Cash Flows
         for the Nine Months ended March 31, 1997 and 1996                    5

         Notes to Condensed Consolidated Financial Statements                 6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                6-11

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings                                                    11

Item 6.  Exhibits and Reports on Form 8-K                                  11-12


SIGNATURES                                                                    13

                      BERNARD CHAUS, INC. AND SUBSIDIARIES

PART I -- FINANCIAL INFORMATION
Item 1.  Financial Statements


                      BERNARD CHAUS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
         (In thousands, except number of shares and per share amounts)

                                              March 31,    June 30,     March 31,
                                                1997         1996         1996
                                                ----         ----         ----
                                             (Unaudited)               (Unaudited)
ASSETS
Current Assets
 Cash and cash equivalents                   $     118    $     247    $     251
 Accounts receivable, net                       27,627        7,995       24,819
 Inventories                                    20,299       21,256       25,736
 Prepaid expenses and other current assets         448          783        1,268
                                             ---------    ---------    ---------
   Total current assets                         48,492       30,281       52,074
Fixed assets -- net                              1,420        1,898        1,964
Other assets                                       758          563          426
                                             ---------    ---------    ---------
                                             $  50,670    $  32,742    $  54,464
                                             =========    =========    =========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities
  Notes payable -- banks                     $  48,511    $  26,077    $  34,834
  Accounts payable                              19,026       17,435       20,857
  Accrued expenses                               5,209        6,056        5,337
  Accrued restructuring expenses                    --          196          465
                                             ---------    ---------    ---------
    Total current liabilities                   72,746       49,764       61,493
Subordinated promissory notes                   25,653       23,588       22,935
                                             ---------    ---------    ---------
                                                98,399       73,352       84,428
STOCKHOLDERS' DEFICIENCY
  Preferred stock, $.01 par value,
   authorized shares -- 1,000,000;
   outstanding shares -- none
  Common stock, $.01 par value;
   authorized shares -- 50,000,000;
   issued shares -- 26,899,974 at
    March 31, 1997, 26,893,724 at
    June 30, 1996 and 26,886,516 at
    March 31, 1996                                 269          269          269
  Additional paid-in capital                    65,463       65,450       65,436
  Deficit                                     (111,981)    (104,849)     (94,189)
  Less:  Treasury stock, at cost --
    622,700 shares                              (1,480)      (1,480)      (1,480)
                                             ---------    ---------    ---------

     Total stockholders' deficiency            (47,729)     (40,610)     (29,964)
                                             ---------    ---------    ---------
                                             $  50,670    $  32,742    $  54,464
                                             =========    =========    =========

See accompanying notes to condensed consolidated financial statements.


                                          BERNARD CHAUS, INC. AND SUBSIDIARIES
                                    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             (In thousands, except number of shares and per share amounts)



                                                         For the Nine                          For the
                                                         Months Ended                        Quarter Ended
                                                           March  31,                          March 31,
                                                      1997           1996                1997           1996
                                                  ------------   ------------         -----------    -----------
                                                         (Unaudited)                         (Unaudited)
Net Sales                                          $129,040       $137,881              $42,946        $39,961
Cost of goods sold                                   99,308        116,454               33,562         37,154
                                                    -------       --------              -------        -------
Gross profit                                         29,732         21,427                9,384          2,807

Selling, general &
  administrative expenses                            31,046         30,114               10,618         10,437
                                                    -------       --------              -------        -------
Loss from operations                                 (1,314)        (8,687)              (1,234)        (7,630)

Interest and other income, net                           85             74                   44            24
Interest expense                                     (5,860)        (4,887)              (2,028)        (1,759)
                                                    -------       --------              -------        -------
  Loss before income taxes                           (7,089)       (13,500)              (3,218)        (9,365)
Income taxes                                             43            226                    7             75
                                                    -------       --------              -------        -------

Net loss                                           ($ 7,132)      ($13,726)            ($ 3,225)      ($ 9,440)
                                                   =========      =========            =========      =========

Net loss per common share                            ($0.27)        ($0.59)              ($0.12)        ($0.36)
                                                     ======         ======               ======         ======

Weighted average number of common
  and common equivalent shares
  outstanding                                     26,277,000     23,233,000           26,277,000     26,262,000
                                                  ==========     ==========           ==========     ==========



See accompanying notes to condensed consolidated financial statements.


                      BERNARD CHAUS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                         FOR THE NINE MONTHS ENDED
                                                            March 31,    March 31,
                                                              1997         1996
                                                            ---------    ---------
                                                                  (Unaudited)
OPERATING ACTIVITIES
 Net loss                                                   ($ 7,132)   ($13,726)
 Adjustments to reconcile net income (loss)
    to net cash used in operating activities:
     Depreciation and amortization                               620         814
     (Credit) provision for losses on accounts receivable        (40)         36
     Deferred interest on
         subordinated promissory notes                         2,065       1,869
     Non-cash interest expense                                    --         520
 Changes in operating assets and liabilities:
     Accounts receivable                                     (19,592)    (17,209)
     Inventories                                                 957      (9,533)
     Prepaid expenses and other assets                            66         307
     Accounts payable                                          1,591       7,935
     Accrued expenses                                           (847)       (212)
     Accrued restructuring expenses                             (196)     (2,339)
                                                            --------    --------
 Net Cash Used In Operating Activities                       (22,508)    (31,538)

 INVESTING ACTIVITIES
 Purchases of fixed assets -- net of disposal                    (68)       (386)
                                                            --------    --------
Net Cash Used In Investing Activities                            (68)       (386)

FINANCING ACTIVITIES
 Net proceeds on short-term bank borrowings                   22,434      16,136
 Net proceeds from issuance of stock                              --      15,423
 Net proceeds from exercise of options                            13         198
                                                            --------    --------
Net Cash Provided By Financing Activities                     22,447      31,757
                                                            --------    --------

 Decrease in cash and cash equivalents                          (129)       (167)
 Cash and Cash Equivalents, Beginning of Period                  247         418
                                                            --------    --------
 Cash and Cash Equivalents, End of Period                   $    118    $    251
                                                            ========    ========

  Cash Paid for:
   Taxes                                                          --          12
   Interest                                                    3,418       2,734

 Supplemental schedule of non-cash financing activities:
   Issuance of warrants for credit support
     by principal stockholder                                                520




See accompanying notes to condensed consolidated financial statements.





                      BERNARD CHAUS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
              Nine Months Ended March 31, 1997 and March 31, 1996

1.     Summary  Of Significant Accounting Policies

         Basis of Presentation: The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.
Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.
In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.
Operating results for the quarter and nine months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending
June 30, 1997 or any other period. The balance sheet at June 30, 1996 has been derived from the audited financial statements at that date. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 1996.

         Net Loss Per Share: Net loss per share has been computed by dividing the applicable net loss by the weighted average number of common shares outstanding. Common equivalent shares were not included as their inclusion would have been antidilutive.

2.       Inventories

         Inventories (principally finished goods) are stated at the lower of cost, using the first-in first-out (FIFO) method, or market. Included in inventories is merchandise in transit of approximately $8.1 million at March
31, 1997, $9.0 million at June 30, 1996 and $9.7 million at March 31, 1996.


Item 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS

Results of Operations

         Operating results for the nine months and quarter ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending June 30, 1997 or any other period.

         For the nine months ended March 31, 1997, net sales decreased by $8.8 million or 6.4% as compared to the nine months ended March 31, 1996. Net sales for the quarter ended March 31, 1997, increased by $3.0 or 7.5% as compared to the quarter end March 31, 1996. The sales decrease for the nine months ended
March 31, 1997 as compared to the nine months ended March 31, 1996 was primarily due to a decrease in sales of Chaus products including the discontinuation of the Chaus dress product line. The decrease was partially offset by sales of the Company's




                      BERNARD CHAUS, INC. AND SUBSIDIARIES

licensed Nautica(R) product line which the Company began shipping to customers in August 1996. Units shipped for the nine months ended March 31, 1997 decreased by 14%, which decrease was partially offset by an increase in the average selling price per unit. The sales increase for the quarter ended March
31, 1997 as compared to the quarter ended March 31, 1996 was due to sales of the Company's licensed Nautica(R) product line, which sales had not yet commenced in the earlier period. This increase was partially offset by a decrease in sales of Chaus products, including the discontinuation of the Company's dress product line. Units shipped for the quarter ended March 31, 1997 decreased by 2.0% which decrease was partially offset by an increase in the average selling price per unit.

         Gross profit as a percentage of net sales was 23.0% for the nine months ended and 21.9% for the quarter ended March 31, 1997 as compared to 15.5% and 7.0% for the nine months and three months ended March 31, 1996, respectively. The increase in gross profit as a percentage of net sales for the quarter was attributable to the initial sales of the Nautica(R) product line, an improved gross profit percentage for the Chaus products due to lower off price sales and higher sales at regular prices this year which resulted in higher gross profits than the prior period. The increase in gross profit as a percentage of net sales for the nine months was attributable to the initial sales of the Nautica(R) product line, and an improved gross profit percentage for the Chaus products due to lower off price sales which resulted in higher gross profits than the prior period.

         Selling, general and administrative expenses increased by $0.9 million and $0.2 million for the nine months and quarter ended March 31, 1997, respectively, as compared to the comparable periods in the prior fiscal year.
The increase in expenses for the nine months and quarter are primarily due to expenses associated with the Nautica(R) product line, which increase was partially offset by decreases in payroll and payroll related items and a decrease in other selling, general and administrative expenses as the Company further reduced its overhead structure. As a percentage of net sales, selling, general, and administrative expenses were 24.1% and 24.7% for the nine months and quarter ended March 31, 1997, respectively, as compared to 21.8% and 26.1% for the nine months and quarter ended March 31, 1996, respectively.

         Interest expense for the nine months and quarter ended March 31, 1997 increased as compared to the comparable periods in the prior fiscal year primarily as a result of higher average bank borrowings.

Financial Position, Liquidity and Capital Resources

General

         Net cash used in operating activities was $22.5 million for the nine months ended March 31, 1997 as compared to $31.5 million in the nine months ended March 31, 1996. The net cash used in operating activities resulted primarily from a net loss of $7.1 million (inclusive of the $2.1 million non-cash interest charge), and an increase in accounts receivable of $19.6 million, which was partially offset by a decrease in accounts payable of $1.6 million.





                      BERNARD CHAUS, INC. AND SUBSIDIARIES


Amended Financing Agreement

         The Company and BNY Financial Corporation ("BNYF") entered into a financing agreement in July 1991, which was amended and restated effective as of February 21, 1995 and further amended, effective as of September 28, 1995
(the "September 1995 Amendment"), May 9, 1996 (the "May 1996 Amendment"),
September 17, 1996 (the "September 1996 Amendment"), January 31, 1997 (the
"January 1997 Amendment"), March 21, 1997 (the "March 1997 Amendment"), April
1, 1997 (the "April 1, 1997 Amendment") and April 29, 1997 (the "April 29, 1997
Amendment"), (collectively, the "Amended Financing Agreement"). The Amended
Financing Agreement provides the Company with a $70 million credit facility for letters of credit and direct borrowings, with a sublimit for loans and advances ranging between $40.0 and $57.0 million. The amount of financing available is based upon a formula incorporating eligible receivables and inventory, cash balances, other collateral and permitted overadvances, all as defined in the Amended Financing Agreement. The April 29, 1997 Amendment allows for overadvances ranging between $13.0 and $16.5 million through June 1997, subject to compliance with certain financial covenants through such date. At March 31, 1997, the Company had availability of approximately $0.6 million (inclusive of overadvance availability) under the Amended Financing Agreement. The Company's obligations under the Amended Financing Agreement are secured by the Company's accounts receivable, inventory and trademarks.

         The Amended Financing Agreement contains certain financial covenants including covenants regarding the Company's tangible net worth deficit and working capital deficiency. In addition to a cap on personal property leases, the Company is also prohibited from declaring or paying dividends or making other distributions on its capital stock, with certain exceptions. In a Waiver, dated May 5, 1997 (the "Waiver"), BNYF waived covenant compliance with the net worth, working capital and quarterly minimum profit requirement for the period ended March 31, 1997.

         Interest on direct borrowings is payable monthly at an annual rate equal to the higher of (I) The Bank of New York's prime rate (8.50% at March
31, 1997) plus 0.5% (The Bank of New York prime rate plus 1.5% in the event the Company's overadvance position exceeds the allowable overadvances) or (ii) the Federal Funds Rate (8.50% at March 31, 1997) in effect plus 1% (Federal Funds
Rate in effect plus 2% in the event the Company's overadvance position exceeds the allowable overadvances). There is an annual commitment fee of 0.375% of the unused portion of the line, payable monthly, and letter of credit fees equal to 0.125% of the outstanding letter of credit balance, payable monthly. The
Amended Financing Agreement requires the payment of minimum service charges of $0.6 million per annum. In connection with the May 1996 Amendment, BNYF was paid a fee of $25,000, and additional fees of $10,000 per month through December 1996 were provided for, with BNYF agreeing to provide specified levels of overadvances up to $10.0 million through the same period. In connection with the Waiver, BNYF was paid a fee of $25,000 and the Company issued warrants to purchase 125,000 shares of the Company's common stock to BNYF at an exercise price of $.625 per share (the market price per share on the date of approval of such warrants). The Company may terminate the Amended Financing Agreement upon 90 days' prior written notice at any time, subject to





                      BERNARD CHAUS, INC. AND SUBSIDIARIES

termination fees. BNYF may terminate the Amended Financing Agreement after February 20, 1999, upon 60 days' written notice to the Company.

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

         In connection with the September 1995 Amendment, Ms. Chaus provided the Company with an option to further extend the Letter of Credit to July 31, 1996 (the "July 1996 Option"), subject to the consummation of the Company's
November 1995 public offering of Common Stock. In January 1996, the Company exercised the July 1996 Option to extend the Letter of Credit to July 31, 1996
(the "July 1996 Extension"). In consideration of her provision of the July 1996
Extension, the Special Committee authorized the issuance to Ms. Chaus, of warrants (the "1996 Warrants") to purchase an aggregate of 682,012 shares of Common Stock at a price of $4.20 per share. The issuance of the 1996 Warrants was approved by the stockholders of the Company at the 1996 Annual Meeting of Stockholders. The issuance of the 1996 Warrants ($0.3 million) was recorded in the second quarter of fiscal 1997, at a value of $0.3 million and was included as a charge to interest expense with a corresponding increase to additional paid-in capital.





                      BERNARD CHAUS, INC. AND SUBSIDIARIES

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

Subordinated Debt

         The Company has outstanding at March 31, 1997, $25.7 million of subordinated notes payable to Josephine Chaus (the "Subordinated Notes"). In connection with the Company's November 1995 public offering (see "-- Nautica(R)
License Agreement"), Josephine Chaus extended the maturity date of the Subordinated Notes (which were to mature on July 1, 1996) to July 1, 1998. The
Company has been unable to pay principal or interest, with certain exceptions, under the Subordinated Notes as a result of covenants in the Amended Financing
Agreement (see "--Amended Financing Agreement").

Nautica(R) License Agreement

         In September 1995, the Company entered into a license agreement with Nautica(R) Apparel, Inc. (the "Nautica(R) License Agreement"), pursuant to which the Company has an exclusive license to arrange for the manufacture of, market, distribute and sell a new women's career and casual sportswear line under the Nautica(R) name. The Nautica(R) License Agreement runs through December 31, 1999. The Company has been required to devote at least $7.0 million to the fulfillment of the Company's obligations under the Nautica(R)
License Agreement, including related capital expenditures. The Company's obligations also include minimum royalty and advertising payments.

         Under the Nautica(R) License Agreement, the Company was obligated to raise $10.0 million in equity capital. On November 22, 1995, the Company consummated an underwritten public offering of 5,750,000 shares of Common Stock at a price of $3.00 per share. Net proceeds, after expenses and commissions of $1.8 million, were $15.4 million. Under the Nautica(R) License





                      BERNARD CHAUS, INC. AND SUBSIDIARIES

Agreement the Company granted Nautica options to purchase 150,000 shares of Common Stock at an exercise price of $5.00 per share.

Future Financing Requirements

         At March 31, 1997, the Company had a working capital deficiency of $24.3 million. The Company requires the availability of sufficient cash flow and borrowing capacity to finance its Chaus product lines and to develop and market its licensed Nautica(R) product lines. In order to meet its anticipated commitments through the end of the current fiscal year, the Company must obtain additional sources of financing which may be from its existing bank lender, another third party, or a combination of both. As previously announced, the Company continues to work with Lehman Brothers in obtaining additional sources of financing and exploring other alternatives. However, there can be no assurances the Company will be successful in obtaining additional sources of financing.

         The foregoing discussion contains forward-looking statements which are based upon current expectations and involve a number of uncertainties, including the Company's ability to obtain additional financing, retail market conditions, consumer acceptance of the Company's products and Josephine Chaus's willingness to continue to provide the Company with credit support. Further information on potential factors which could affect the company's financial results is included in the Company's Form 10-K for the year ended June 30, 1996.

PART II - OTHER INFORMATION

Item 1.           Legal Proceedings.

         The Company is a defendant in an action which was commenced in federal district court in New York by the Equal Employment Opportunity Commission
("EEOC") on behalf of three patternmakers, each of whom was terminated by the Company in late 1995. The complaint alleges discrimination on the basis of age and national origin. The Company was served with the complaint on April 7, 1997. The Company's answer is due on June 6, 1997. The complaint seeks equitable relief, including (i) reinstatement of the three individuals at issue, (ii) an injunction against the Company engaging in age or national-origin discrimination, and (iii) an order that the Company carry out an affirmative action program for individuals over 40 and for individuals of Italian and/or non-Asian origin. The complaint also seeks back pay, front pay, liquidated damages, compensatory damages, punitive damages, and the EEOC's costs in the action. The company will deny the material allegations of the complaint and intends to vigorously oppose the action.

Item 6.           Exhibits and Reports on Form 8-K.

         (a)      Attached hereto as Exhibits are the following:

                  10.70    Agreement dated February 19, 1997, between the
                           Company and BNY Financial Corp. issuing 125,000 warrants to purchase Common Stock of the Company




                      BERNARD CHAUS, INC. AND SUBSIDIARIES


         10.71 Amendment dated March 21, 1997, to the Financing Agreement.

         10.72 Amendment dated April 1, 1997, to the Financing Agreement.

         10.73 Amendment dated April 29, 1997, to the Financing Agreement.

         10.74 Waiver dated May 5, 1997, to the Financing Agreement.


         27 Financial Data Schedule

     (b) The Company filed no reports on Form 8-K during the quarter ended
         March 31, 1997.





                      BERNARD CHAUS, INC. AND SUBSIDIARIES


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    BERNARD CHAUS, INC.
                                    (Registrant)



Date:             May 8, 1997     By:  /s/ Josephine Chaus
                                     ------------------------------
                                    JOSEPHINE CHAUS
                                    Chairwoman of the Board and
                                    Office of the Chairman



Date:             May 8, 1997     By:  /s/ Andrew Grossman
                                     ------------------------------
                                    ANDREW GROSSMAN
                                    Chief Executive Officer and
                                    Office of the Chairman



Date:             May 8, 1997     By:  /s/ Wayne S. Miller
                                     ------------------------------
                                    WAYNE S. MILLER
                                    Executive Vice President--
                                    Finance and Administration and
                                    Chief Financial Officer


                                       13









