Form 10-K
CHAUS BERNARD INC
filed 1997-10-14
CIK 793983

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-K
            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                    For the fiscal year ended June 30, 1997
                                       or
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                       For the transition period from to

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days Yes  X    No
                                            -----

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the voting stock held by non-affiliates of the registrant on October 6, 1997 was $11,120,002 .

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

        Date                      Class                  Shares Outstanding
        ----                      -----                  ------------------
   October 6, 1997     Common Stock, $0.01 par value         26,277,274

                                                       LOCATION IN FORM 10-K IN
         DOCUMENTS INCORPORATED BY REFERENCE              WHICH INCORPORATED
         -----------------------------------              ------------------
Portions of registrant's Proxy Statement for the Annual        Part III
 Meeting of Stockholders to be held in November 1997.

PART I

ITEM 1.  BUSINESS.

GENERAL

         Bernard Chaus, Inc. (the "Company" or "Chaus") designs, arranges for the manufacture of and markets an extensive range of women's career and casual sportswear which are marketed principally under the CHAUS(R), CHAUS SPORT(R) and NAUTICA(R) trademarks. Beginning in late fiscal 1994, the Company repositioned its Chaus product line at the high end of the "upper moderate" through the opening price points of the "better" categories. See "-- Products." By August 1997, the Company had successfully repositioned its Chaus product line into the opening price points of the "better" category. In September 1995 the Company entered into a license agreement (the "Nautica License Agreement") with Nautica Apparel Inc. ("Nautica"), a leading name in men's apparel, pursuant to which the Company has obtained an exclusive license to design, contract for the manufacture of and market a new women's apparel line under the Nautica brand name. The Company commenced sales of products in its licensed Nautica product line in August 1996, with such Nautica product line being positioned in the "better" to "bridge" categories. In March 1996, the Company, in order to better utilize its management and financial resources, discontinued its unprofitable dresses product line, which had accounted for a gross margin loss of $2.2 million for the twelve months ended June 30, 1996.

RESTRUCTURING

         In June 1997, the Company announced a proposed restructuring program to be implemented by the Company. In September 1997, the disinterested members of the Board of Directors of the Company unanimously approved the restructuring program (the "Restructuring") pursuant to which:

         (i) the Company will seek to raise up to $20 million, but not less than $12.5 million, of equity through a rights offering (the "Rights Offering");

         (ii) approximately $40.5 million of the Company's indebtedness to Ms. Chaus, consisting of $28 million of existing subordinated indebtedness (including accrued interest through Janaury 15, 1998) and $12.5 million of indebtedness which will be owed to Josephine Chaus ("Ms. Chaus" or "J. Chaus"), will be converted into Common Stock of the Company (the "Conversion Commitment");

         (iii) a new revolving credit facility (the "New Revolving Facility"), and a new term loan facility (the "New Term Loan", and together with the New Revolving Facility, the "New Financing Agreement") was entered into with BNY Financial Corporation ("BNYF"), the Company's current working capital lender, on October 10, 1997; and

         (iv) the Company will implement a 1-for-10 reverse stock split (the "Stock Split").

                  Consummation of the Restructuring is subject to (i) the approval by the Company's stockholders of (a) the Stock Split, (b) the issuance of 10,510,910 shares of Common Stock of the Company to J. Chaus in connection with the Conversion Commitment, (c) the sale by the Company of 6,988,635 shares to J. Chaus in connection with the Purchase Commitment (as defined below), and
(d) the sale by the Company of up to 1,747,160 shares to J. Chaus in connection with the Standby Commitment (as defined below), and (ii) the absence of any litigation or governmental action challenging or seeking to enjoin the Rights Offering which in the sole judgment of the Company makes it inadvisable to proceed with the Rights Offering. Accordingly, until such conditions are satisfied, there can be no assurance that the Restructuring will be consummated. It is presently contemplated that the Restructuring will be consummated by January 15, 1998.

Ms. Chaus, Chairwoman of the Board, a principal stockholder of the Company, and the owner of a majority of the Company's Common Stock, has advised the Company that she intends to vote her shares in favor of all matters relating to the Restructuring, thereby assuring stockholder approval of such matters.

         Although there can be no assurance, the Company believes that the Company will have adequate resources after consummation of the Restructuring.

The Rights Offering

         The Company will offer each of Ms. Chaus, and the Company's other stockholders, the right (collectively, the "Rights") to subscribe for up to $10 million of newly issued Common Stock, for a total of up to $20 million of additional equity. The proceeds of the Rights Offering will be used to repay amounts due under the New Financing Agreement. Subject to stockholder approval, Ms. Chaus has agreed to exercise her full $10 million subscription (the "Purchase Commitment") and to subscribe for up to an additional $2.5 million of Common Stock (the "Standby Commitment"), if and to the extent that the Company's other stockholders do not purchase at least that amount of stock in the Rights Offering. As described below, it is anticipated that Ms. Chaus will satisfy her $10 million Purchase Commitment through the contribution of funds currently used as credit support for the Company's Bank Debt (as defined below). The Rights will be distributed, at no cost to the stockholders, following the effectiveness of a registration statement to be filed with the Securities and Exchange Commission. The Rights, which will be transferable (other than those distributed to Ms. Chaus), will entitle the holders to purchase Common Stock for a period of 45 days after the Rights Offering commences.

         The information contained herein does not constitute an offering, and no securities, including, without limitation, the Rights, are being offered hereby. The Rights Offering will only be made by a prospectus filed with the Securities and Exchange Commission.

         Currently, Ms. Chaus beneficially owns approximately 57% of the Common Stock of the Company. Upon the conversion of indebtedness owed by the Company to Ms. Chaus, and prior to the Rights Offering, which is described below, she will beneficially own approximately 90.3% of the Common Stock of the Company. Depending on the number of Rights exercised by stockholders of the Company, other than Ms. Chaus, following completion of the Rights Offering, Ms. Chaus will beneficially own between approximately 69.5% and 94% of the Common Stock of the Company.

Exchange of the Company's Indebtedness owed to Ms. Chaus for Equity Securities

         Pursuant to the terms of the Restructuring, subject to stockholder approval, approximately $40.5 million of the Company's indebtedness to Ms. Chaus, consisting of $28 million of existing subordinated indebtedness (including accrued interest through January 15, 1998) and $12.5 million of indebtedness which will be owed to Ms. Chaus after the Subrogated Loan (as defined below) is extended by her, will be converted into 10,510,910 shares of Common Stock of the Company on a post Stock Split basis.

Restructuring of  Bank Debt

         The senior secured bank debt owing to BNYF by the Company, as of September 30, 1997 (the "Bank Debt") consisted of approximately (i) $57.5 million in respect of direct borrowings, and (ii) $17.5 million in respect of letters of credit.

         In the Restructuring, the $57.5 million in respect of direct borrowings by the Company has been and will be refinanced as follows: (i) $15 million has been refinanced by BNYF pursuant to the terms of the New Term Loan;
(ii) approximately $20 million has been refinanced under the terms of the New Revolving Facility; (iii) $12.5 million in respect of borrowings previously guaranteed by Ms. Chaus will be satisfied in full out of proceeds from a loan made by BNYF to Ms. Chaus (the "BNYF--J. Chaus Loan"), and Ms. Chaus shall become subrogated to the rights of BNYF with respect to such loan amount (the "Subrogated Loan") until the Subrogated Loan is exchanged for equity, as set forth above; and (iv) $10 million will be satisfied in full out of proceeds received from the Rights Offering pursuant to the Purchase Commitment.

         Under the terms of the Restructuring, approximately $17.5 million of Bank Debt owing to BNYF in respect of letters of credit has been refinanced by BNYF pursuant to the terms of the New Financing Agreement.

         The approximately $75 million of Bank Debt that has been refinanced as part of the Restructuring, has been refinanced under two facilities that are part of the New Financing Agreement: (i) the New Revolving Facility which is a $66 million five-year revolving credit line with a $20 million sublimit for letters of credit, and (ii) the New Term Loan which is a $15 million term loan facility. Each facility will mature on December 31, 2002. The Company's obligations under the New Financing Agreement are secured by a first priority lien on substantially all of the Company's assets, including the Company's accounts receivable, inventory and trademarks.

         Interest on the New Revolving Facility accrues at 1/2 of 1% above the Prime Rate and is payable on a monthly basis, in arrears. Interest on the New Term Loan accrues at an interest rate ranging from 1/2 of 1% above the Prime Rate to 1 1/2% above the Prime Rate, which interest rate will be determined, from time to time, based upon the Company's availability under the New Revolving Facility. With the exception of warrants issued to BNYF (as discussed below), the Company's execution of the New Financing Agreement did not require the payment of any commitment, closing, administration or facility fees. The New Financing Agreement provides for service charges and letter of credit fees on substantially the same terms as those existing under the Company's Old Bank Debt Agreement (as defined below) with BNYF.

         Amortization payments in the amount of $250,000 are payable quarterly in arrears in connection with the New Term Loan. The first amortization payment is due on March 31, 1998. A balloon payment in the amount of $10.25 million is due on December 31, 2002. In the event of the earlier termination by the Company of the New Financing Agreement, the Company will be liable for termination fees initially equal to $2.8 million, and declining to $2.2 million after October 8, 2000.

         BNYF's existing warrants to purchase 125,000 shares of Common Stock (the "Existing BNYF Warrants") were extinguished, and BNYF received new warrants (the "New BNYF Warrants") to purchase (i) 375,000 shares of the Company's Common Stock, with an exercise price of $1.0625 per share, the closing price per share of the Common Stock on June 26, 1997, the date on which BNYF and the Company executed a commitment letter (the "Commitment Letter") describing the terms and conditions of the Restructuring, and (ii) 125,000 shares of the Company's Common Stock, with an exercise price equal to the thirty day average trading price on the New York Stock Exchange of the Company's Common Stock beginning on the date of the consummation of the Rights Offering.

         The New Financing Agreement amends certain provisions of the Old Bank Debt Agreement and provides for maximum availability of $81 million, and overadvances of up to $12.8 million. The New Financing Agreement also amends certain financial covenants contained in the Old Bank Debt Agreement. The New Financing Agreement provides for certain additional events of default, among which are the default by Ms. Chaus under the Bank Debt Put (as defined below), and the failure by the Company to close all of its retail outlets by the end of January 1998.

         As an inducement to BNYF to enter into the New Financing Agreement, Ms. Chaus has agreed with BNYF that she will purchase, at the option of BNYF, a $2.5 million junior participation in the New Financing Agreement between the Company and BNYF, in the event that (i) an event of default occurs under the New Financing Agreement prior to May 15, 1998, or (ii) the Rights Offering is not consummated prior to May 15, 1998 (the "Bank Debt Put").

Restructuring of Credit Support Provided by Ms. Chaus

         On October 10, 1997, in substitution for the personal guaranty of $12.5 million of Bank Debt (the "$12.5 Million Guarantee") previously provided by Ms. Chaus, she entered into a deposit letter (the "October Deposit Letter") pursuant to which she provided $12.5 million in cash collateral to secure the Bank Debt. The cash collateral was provided from the proceeds of the BNYF--J. Chaus Loan. Immediately prior to the consummation of the Rights Offering, and subject to the other conditions to the Restructuring being satisfied, the $12.5 million in cash collateral will be released and used to retire $12.5 million of the Bank Debt. As a result of such repayment, the Company will become indebted to Ms. Chaus for $12.5 million. Pursuant to the terms of the Subrogated Loan, as described above, the Subrogated Loan will, immediately thereafter, be exchanged by Ms. Chaus for shares of Common Stock of the Company.

         Ms. Chaus previously entered into a deposit letter dated July 23, 1997 (the "July Deposit Letter") pursuant to which she provided $10 million in cash collateral to secure the Bank Debt in substitution for the letter of credit previously provided by her. The July Deposit Letter was amended on October 10, 1997 to provide that the $10 million in cash collateral shall be held as collateral to secure indebtedness under the New Financing Agreement. Immediately prior to the consummation of the Rights Offering, and subject to the other conditions of the Restructuring being satisfied, such collateral will be released and used by Ms. Chaus to purchase shares of Common Stock issuable to her upon the exercise of the Rights, in satisfaction of her Purchase Commitment in connection with the Rights Offering. The Company will use the proceeds from the Purchase Commitment to retire $10 million of Bank Debt.

         Pursuant to the New Financing Agreement, in the event that the Rights Offering is not consummated by May 15, 1998, the cash collateral held under the October Deposit Letter and the July Deposit Letter will be applied by BNYF to retire $22.5 million of the Bank Debt.

Warrants and Options

         In connection with the Restructuring, (i) Andrew Grossman, the Company's Chief Executive Officer, has agreed in principle to relinquish all of his rights to his existing options, to the extent that they have not been exercised prior to the consummation of the Restructuring, and (ii) Ms. Chaus has agreed in principle to relinquish all of her rights to her existing warrants, to the extent that they have not been exercised prior to the consummation of the Restructuring.

         The Company currently intends that employees holding options will be offered the right to exchange such options for new options.

Other Creditors of the Company; Other Matters in Connection with Restructuring

         Under the proposed Restructuring, the Company's existing trade claims, which are primarily held by the Company's customers and vendors, would be unaffected.

         The Company and Mr. Grossman are currently negotiating amendments to his employment agreement and it is anticipated that a restated and amended employment agreement will be executed in the near term. It is expected that such amendments will, among other things, include a cash bonus based upon the Company's performance, the grant of new stock options in substitution for his existing stock options, and the waiver by Mr. Grossman of his entitlement to five percent (5%) of the Company's annual net profits, as currently provided in his employment agreement.

PRODUCTS

         The Company's products currently are divided into two principal product categories: (i) career sportswear and (ii) weekend casual sportswear. In late fiscal 1994 the Company shifted its product focus from single, fashion-driven items to full collections with an emphasis on traditional styling. With this repositioning, the Company also has enhanced its design and quality and by August 1997, the Company had successfully positioned its Chaus product line into the opening price points of the "better" category. The Company's career and weekend casual sportswear are marketed as coordinated groups of jackets, skirts, pants, blouses, sweaters and related accessories which, while sold as separates, are coordinated by styles, color schemes and fabrics and are designed to be merchandised and worn together. The Company believes that the target consumers for its products are women aged 24 to 64.

         The Company produces collections of each of these product lines for each of its five principal selling seasons: Spring, Summer, Fall I, Fall II and Holiday. Spring and Fall traditionally have been the Company's major selling seasons.

         The Company's major product categories and associated brand names are summarized in the following table:

                                                   WEEKEND CASUAL
                     CAREER SPORTSWEAR               SPORTSWEAR
                     -----------------             --------------
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

         Women's apparel is generally divided into five price categories, namely (listed from lowest to highest) "mass merchandise," "moderate," "better," "bridge" and "designer." These categories are distinguished principally by differences in price and, as a general matter, by differences in quality.

         During fiscal 1997, the suggested retail prices of the Company's Chaus products ranged between $20.00 and $280.00. The Company's jackets ranged in price between $120.00 and $280.00, its blouses and sweaters ranged in price between $48.00 and $130.00, its skirts and pants ranged in price between $28.00 and $130.00, and its knit tops and bottoms ranged in price between $24.00 and $120.00.

         The following table sets forth a breakdown by percentage of the Company's net sales by product category for fiscal 1995 through fiscal 1997:

                                         Fiscal Year Ended June 30,
                                  -----------------------------------------
                                   1997              1996             1995
                                   ----              ----             ----
Career Sportswear
  Chaus                              37%               41%              31%
  Chaus Woman                        11                11               13
  Chaus Petite                        6                 5                4
                                   -----             -----            -----
  Total                              54                57               48

Weekend Casual -  Sportswear         30                33               35
Nautica                              15                --               --
Dresses                              --                 8               12
Other (1)                             1                 2                5
                                   -----             -----            -----
Total                               100%              100%             100%

--------------
         (1) Includes sales by outlet stores, offset by intercompany eliminations. Also includes, for fiscal 1995, the Company's JOSEPHINE and JEANSWEAR labels, which produced blouses and jeans, respectively, until the beginning of fiscal 1995 when the Company ceased producing garments using these labels.

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

LICENSE AGREEMENT WITH NAUTICA

         In September 1995, the Company entered into the Nautica License Agreement under which the Company has an exclusive license to manufacture, market, distribute and sell licensed product for women under the Nautica(R) brand name in the United States and Puerto Rico. The Company currently distributes its licensed Nautica product line in major department and specialty stores, at "better" to "bridge" price points. Nautica has developed significant brand-name recognition with its men's apparel lines. The Company's relationship with Nautica provides the Company with exposure to "better" to "bridge" departments, while creating an alliance with a leading company in the apparel industry. The Company's first sales of its licensed Nautica products occurred in August 1996. The Company's license from Nautica is limited to women's sportswear collections including coordinating knits, blouses, wovens, sweaters, pants, skirts, jackets, and outerwear and sportswear dresses bearing the Nautica brand names and marks. The Company's license from Nautica excludes business dresses, suits, coats and raincoats that are not part of a sportswear collection. The license also excludes shoes, scarves, socks, stockings or accessories for ladies bearing the Nautica brand names and marks.

         The initial term of the Nautica License Agreement runs through December 31, 1999, and is thereafter renewable, at the option of the Company, for up to two periods of three years each, provided that certain conditions are met (including the successful attainment of certain sales targets and the requirement that Andrew Grossman continue in his position as Chief Executive Officer during the term of the Nautica License Agreement). The Company's obligations include minimum royalty and advertising payments. A separate showroom was constructed for the display of the Company's licensed Nautica products and a full operational merchandising and retail development group has been dedicated to its licensed Nautica product line.

         Pursuant to the terms of the Nautica License Agreement, the Company has granted Nautica a ten-year option to purchase up to 150,000 shares of the Company's Common Stock at a purchase price of $5.00 per share (the closing price of the Common Stock on the NYSE on September 6, 1995, the date the Company entered into the Nautica License Agreement).

         In August 1996, the Company commenced sales of its licensed NAUTICA label. As initially launched, the Nautica product line encompassed both career sportswear and weekend casual sportswear. In view of the disappointing performance of the Company's Nautica product line to date, the Company is in the process of hiring a new executive officer to manage the product line, and intends to relaunch the Nautica product line. In contrast to the previous Nautica product line, the relaunched line will have a narrow focus on casual sportswear items -- a focus that is consistent with the Nautica men's line.

CUSTOMERS

         The Company's products are sold nationwide in an estimated 1,900 individual stores operated by approximately 150 department store chains, specialty retailers and other retail outlets. The Company does not have any long-term commitments or contracts with any of its customers.

         The Company extends credit to its customers based upon an evaluation of the customer's financial condition and credit history and generally does not require collateral. The Company has historically incurred minimal credit losses. At June 30, 1997 and 1996, approximately 62% and 66%, of the Company's accounts receivables were due from department store customers owned by four single corporate entities. During fiscal 1997, approximately 63% of the Company's net sales were made to department store customers owned by four single corporate entities, as compared to 60% in fiscal 1996 and 55% in fiscal 1995. Sales to Dillard's Department Stores accounted for 33% of net sales in fiscal 1997, 29% of net sales in fiscal 1996 and 22% of net sales in fiscal 1995. Sales to nine department store companies owned by The May Department Stores Company accounted for approximately 16% of the Company's net sales in fiscal 1997, 10% of net sales in fiscal 1996 and 15% of net sales in fiscal 1995. Sales to eight department store companies owned by Federated Department Stores accounted for approximately 8% of net sales in fiscal 1997, 5% of net sales in fiscal 1996 and 11% of net sales in fiscal 1995. Sales to two department store customers owned by TJX Companies, Inc. accounted for approximately 6% of net sales in fiscal 1997, 16% of net sales in fiscal 1996 and 7% of net sales in fiscal 1995. The percentages of net sales are based upon stores owned by the four corporate entities at the end of fiscal 1997. As a result of the Company's dependence on these customers, they may have the ability to influence the Company's business decisions. The loss of or significant decrease in business from any of its major customers would have a material adverse effect on the Company's financial position and results of operations.

SALES AND MARKETING

         The Company's selling operation is highly centralized. Sales to the Company's department and specialty store customers are made primarily through the Company's New York City showrooms. The Company has an in-house sales force of 29, all of whom are located in the New York City showrooms. Senior management, principally Josephine

Chaus, Chairwoman of the Board and principal stockholder of the Company, and Andrew Grossman, Chief Executive Officer, actively participate in the planning of the Company's marketing and selling efforts. The Company does not employ independent sales representatives or operate regional sales offices, but it does participate in various regional merchandise marts. This sales structure enables management to control the Company's selling operation more effectively, to limit travel expenses, as well as to deal directly with, and be readily accessible to, major customers.

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

         The Company maintains a cooperative advertising program under which it reimburses, in certain circumstances, a portion of a customer's advertising expenditures promoting the Company's products up to a maximum percentage of the customer's purchases. Except for this cooperative advertising program, the Company has not engaged in any direct advertising to the public with respect to its Chaus product line. There was limited direct advertising for the Company's Nautica product line. Cooperative advertising expenditures for the Company were approximately $0.8 million for both fiscal 1995 and fiscal 1996, and $1.1 million in fiscal 1997.

DESIGN

         The Company's products and certain of the fabrics from which they are made are designed by an in-house staff of fashion designers. The 14 person design staff, headed by Judith Leech, monitors current fashion trends and changes in consumer preferences. Josephine Chaus and Andrew Grossman, the Company's Chief Executive Officer, who are instrumental in the design function, meet regularly with the design staff to create, develop and coordinate the seasonal collections. The Company believes that its design staff is known for its distinctive styling and its ability to contemporize fashion classics. Emphasis is placed on the coordination of outfits and quality of fabrics to encourage the purchase of more than one garment.

MANUFACTURING AND DISTRIBUTION

         The Company does not own any manufacturing facilities; all of its products are manufactured in accordance with its design specifications and production schedules through arrangements with independent manufacturers. The Company believes that outsourcing its manufacturing maximizes its flexibility while avoiding significant capital expenditures, work-in-process buildup and the costs of a large workforce. A substantial amount (approximately 80%) of its product is manufactured by approximately 35 key independent suppliers located primarily in South Korea, Hong Kong, Taiwan, China, Indonesia and elsewhere in the Far East. Approximately 20% of the Company's products are manufactured in the United States and the Caribbean Basin. No contractual obligations exist between the Company and its manufacturers except on an order-by-order basis. During fiscal 1997, the Company purchased approximately 68% of its finished goods from its ten largest manufacturers, including approximately 19% of its purchases from its largest manufacturer. Contracting with foreign manufacturers enables the Company to take advantage of prevailing lower labor rates and to use a skilled labor force to produce high quality products.

         Generally, each manufacturer agrees to produce finished garments on the basis of purchase orders from the Company, specifying the price and quantity of items to be produced and supported by a letter of credit naming the manufacturer as beneficiary to secure payment for the finished garments.

         The Company's technical production support staff, located in New York City, produces patterns, prepares production samples from the patterns for modification and approval by the Company's design staff, and marks and grades the patterns in anticipation of production. While the factories have the capability to perform these services, the Company believes that its personnel can best express its design concepts and efficiently supervise production to better ensure that a quality product is produced. Once production fabric is shipped to them, the manufacturers produce finished garments in accordance with the production samples and obtain necessary quota allocations and other requisite customs clearances. Branch offices of the Company's subsidiaries in Korea and Hong Kong monitor production at each manufacturing facility to control quality, compliance with the Company's specifications and timely delivery of finished garments, and arrange for the shipment of finished products to the Company's New Jersey distribution center. Almost all finished goods are shipped to the Company's New Jersey distribution center for final inspection, assembly into collections, allocation and shipment to customers.

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

         The Company uses a broad range of fabrics in the production of its clothing, consisting of synthetic fibers (including polyester and acrylic), natural fibers (including cotton and wool), and blends of natural and synthetic fibers. The Company does not have any formal, long-term arrangements with any fabric or other raw material supplier. During fiscal 1997, virtually all of the fabrics used in the Company's products manufactured in the Far East were ordered from the Company's five largest suppliers in the Far East, which are located in Japan, Taiwan and Korea, and virtually all of the fabric used in the Company's products manufactured in the United States and the Caribbean Basin were ordered by three major suppliers from these regions. The Company selects the fabrics to be purchased, which are generally produced for it in accordance with its own specifications. To date, the Company has not experienced any significant difficulty in obtaining fabrics or other raw materials and considers its sources of supply to be adequate.

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

IMPORTS AND IMPORT RESTRICTIONS

         The Company's arrangements with its manufacturers and suppliers are subject to the risks attendant to doing business abroad, including the availability of quota and other requisite customs clearances, the imposition of export duties, political and social instability, currency revaluations, and restrictions on the transfer of funds. Bilateral agreements between exporting countries, including those from which the Company imports substantially all of its products, and the United States' imposition of quotas, limits the amount of certain categories of merchandise, including substantially all categories of merchandise manufactured for the Company, that may be imported into the United States. Furthermore, the majority of such agreements contain "consultation clauses" which allow the United States to impose at any time restraints on the importation of categories of merchandise which, under the terms of the agreements, are not subject to specified limits. The bilateral agreements through which quotas are imposed have been negotiated under the framework established by the Arrangement Regarding International Trade in Textiles, known as the Multifiber Arrangement ("MFA") which has been in effect since 1974. The United States has concluded international negotiations known as the "Uruguay Round" in which a variety of trade matters were reviewed and modified. Quotas established under the MFA will be gradually phased out over a ten year transition period, after which the textile and clothing trade will be fully integrated into the General Agreement on Trade and Tariffs ("GATT") and will be subject to the same disciplines as other sections. The GATT agreement provides for expanded trade, improved market access, lower tariffs and improved safeguard mechanisms.

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

RETAIL OUTLET STORES

         At June 30, 1997, the Company had 22 retail outlet stores, as compared to 25 stores at June 30, 1996. The retail outlet stores operate throughout the country in traditional factory outlet centers in locations intended to minimize conflict with the Company's major retail department store customers. The Company plans to close all of its retail outlet stores (other than the retail outlet store located at the Company's Secaucus facility, the space for which is leased by the Company as part of its warehouse lease) by the end of January 1998, and does not intend to open any new stores in the foreseeable future. Failure to close such retail stores by the end of January 1998, is an event of default under the New Financing Agreement. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- New Financing Agreement" and "-- Fiscal 1997 Compared to Fiscal 1996."

BACKLOG

         As of October 13, 1997, the Company's order book reflected unfilled customer orders for approximately $92 million of merchandise. As of September 20, 1996 (as disclosed in the prior year) the backlog was $45.0 million.
Order book data at any date are materially affected by the timing of the initial showing of collections to the trade, as well as by the timing of recording of orders and of shipments. This year's backlog includes unfilled customer orders for the upcoming spring season. The Company does not believe that cancellations, rejections or returns will materially reduce the amount of sales realized from such backlog.

TRADEMARKS

         CHAUS(R), CHAUS ESSENTIAL(R), CHAUS SPORT(R), CHAUS WOMAN(R) and MS. CHAUS(R) are registered trademarks of the Company in the United States for use on ladies' garments. These trademarks are renewable in the years 2004, 2008, 2002, 2004 and 2005, respectively. JOSEPHINE(R) is also a registered trademark of the Company in the United States, renewable in the year 2001, for use on ladies' blouses and sweaters. The Company considers its trademarks to be strong and highly recognized and, to have significant value in the marketing of its products. See " -- License Agreement with Nautica" for certain information concerning the Company's Nautica License Agreement.

         The Company has also registered its CHAUS, CHAUS SPORT, CHAUS WOMAN, and JOSEPHINE marks for women's apparel in certain foreign countries and has legal trademarks in certain foreign countries for selected women's accessories including handbags, small leather goods and footwear.

COMPETITION

         The women's apparel industry is highly competitive, both within the United States and abroad. The Company competes with many apparel companies, some of which are larger, and have better established brand names and greater resources than the Company. In some cases the Company also competes with private-label brands of its department store customers. The Company's Nautica product line has experienced intense competition from other designer labels.

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

EMPLOYEES

         At June 30, 1997, the Company employed 482 employees as compared with 525 employees at June 30, 1996. This total includes 67 in managerial and administrative positions, approximately 92 in production, production administration and design, 207 in marketing, merchandising and sales (including 178 employees in the retail outlet store operation) and 61 in distribution. Of the Company's total employees, 55 were located in the Far East. The Company is a party to a collective bargaining agreement with the Amalgamated Workers Union, Local 88, covering 83 full-time employees. This agreement expires in August 1999.

         The Company considers its relations with its employees to be satisfactory and has not experienced any business interruptions as a result of labor disagreements with its employees.

EXECUTIVE OFFICERS

The executive officers of the Company are:

     NAME                 AGE       POSITION
     ----                 ---       --------
Josephine Chaus            46       Chairwoman of the Board and member,
                                      Office of the Chairman
Andrew Grossman            38       Chief Executive Officer and member,
                                      Office of the Chairman
Barton Heminover           43       Vice President-- Corporate Controller and
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

         Barton Heminover joined the Company as Vice President -- Corporate Controller and Assistant Secretary in July 1996. From January 1983 to July 1996 he was employed by Petrie Retail, Inc. (formerly Petrie Stores Corporation), a woman's retail apparel chain, in various capacities, serving as Vice President/Treasurer from 1986 to 1994 and as Vice President/Financial Controller from 1994 to 1996.

         On September 15, 1997, the Company announced the resignation of Wayne Miller, the Company's Chief Financial Officer. Pending the appointment of a successor to Mr. Miller, Mr. Heminover, together with the Company's financial advisors, will be responsible for all of Mr. Miller's duties.

ITEM 2. PROPERTIES.

         The Company's principal executive offices are located at 1410 Broadway in New York City, where the Company currently leases approximately 29,000 square feet, which represents a reduction of approximately 12,000 square feet from the aggregate space occupied under several leases that terminated in July 1996. These facilities also house the Company's showrooms and its sales, design, production and merchandising staffs. This space is occupied under a lease expiring in July 1998. Net base rental expense aggregated approximately $0.7 million, $2.3 million and $2.2 million in fiscal 1997, 1996 and 1995, respectively. Chaus also leases approximately 19,000 square feet of space at 520 Eighth Avenue in New York City, which houses its technical production support facilities (including its sample and pattern makers). Net base rental expense for this space aggregated approximately $0.3 million in fiscal 1995, and $0.2 million in each of fiscal 1996 and fiscal 1997. The lease for this facility expires in January 1998.

         During fiscal 1995, the Company consolidated its warehouse and distribution centers located in Secaucus, New Jersey into one building, reducing the leased square footage from approximately 390,000 square feet to approximately 275,000 square feet. This facility houses the Company administrative and finance personnel, its computer operations, one retail outlet store and its warehouse and distribution center. In September 1995 the Company renegotiated its Secaucus leases in order to terminate the lease on a vacant building, and the new lease expires in June 2000. Base rental expense for the Secaucus facilities aggregated approximately $1.5 million in fiscal 1995, and $1.3 million in each of fiscal 1996 and fiscal 1997.

         Office locations are also leased in Hong Kong and Korea, with annual aggregate rental expense of approximately $0.3 million for each of fiscal 1996 and fiscal 1997. In July 1995, the Company closed its Taiwan office and in prior years, terminated its leases as to foreign office locations in the Philippines and Italy. The aggregate rental payments, including the closed locations, approximated $0.5 million in fiscal 1995.

         The Company also leases space for its outlet stores operation, with the average store utilizing approximately 3,000 square feet in fiscal 1997. The annual aggregate base rental expense for such facilities was approximately $1.9 million for 1995 and $1.7 million for each of fiscal 1996 and 1997. The Company plans to close all of its retail outlet stores (other than the retail outlet store located at the Company's Secaucus facility, the space for which is leased by the Company as part of its warehouse lease) by the end of January 1998.

ITEM 3. LEGAL PROCEEDINGS.

         The Company is a defendant in an action which was commenced in federal district court in New York by the Equal Employment Opportunity Commission ("EEOC") on behalf of three patternmakers, each of whom was terminated by the Company in late 1995. The complaint alleges discrimination on the basis of age and national origin. The Company was served with the complaint on April 7, 1997. The complaint seeks equitable relief, including (i) reinstatement of the three individuals at issue, (ii) an injunction against the Company engaging in age or national-origin discrimination, and (iii) an order that the Company carry out an affirmative action program for individuals over 40 and for individuals of Italian and/or non-Asian origin. The complaint also seeks back pay, front pay, liquidated damages, compensatory damages, punitive damages, and the EEOC's costs in the action. The Company will answer the complaint and deny the material allegations of the complaint and intends to vigorously oppose the action.

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

                                         HIGH        LOW
                                         ----        ---
FISCAL 1996
             First Quarter ..........   $6.125     $4.750
             Second Quarter .........    5.625      3.125
             Third Quarter ..........    5.000      2.875
             Fourth Quarter .........    4.625      3.000

FISCAL 1997
             First Quarter ..........   $3.625     $2.000
             Second Quarter .........    2.875      1.625
             Third Quarter ..........    1.750      0.500
             Fourth Quarter .........    1.500      0.687

As of September 26, 1997, the Company had approximately 1,045 stockholders of record.

         The Company has not declared or paid cash dividends or made other distributions on its Common Stock since prior to its initial public offering of Common Stock in the 1986 Offering. The payment of dividends, if any, in the future is within the discretion of the Board of Directors and will depend on the Company's earnings, its capital requirements and financial condition. It is the present intention of the Board of Directors to retain all earnings, if any, for use in the Company's business operations and, accordingly, the Board of Directors does not expect to declare or pay any dividends in the foreseeable future. In addition, the New Financing Agreement prohibits the Company from declaring dividends or making other distributions on its capital stock. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Financial Condition, Liquidity and Capital Resources."

ITEM 6. SELECTED FINANCIAL DATA.

         The following financial information is qualified by reference to, and should be read in conjunction with, the Financial Statements of the Company and the notes thereto, as well as Management's Discussion and Analysis of Financial Condition and Results of Operations contained elsewhere herein.

STATEMENT OF OPERATIONS DATA:

                                                                              FISCAL YEAR ENDED JUNE 30,
                                                         --------------------------------------------------------------
                                                             1997         1996          1995           1994       1993
                                                             ----         ----          ----           ----       ----
                                                                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Net sales .......................................         $160,100     $170,575      $181,697     $206,332     $235,819
Cost of goods sold ..............................          125,422 (4)  147,994       149,097      186,594      187,423
                                                           -------      --------     --------     --------     --------
Gross profit ....................................           34,678       22,581        32,600       19,738       48,396
Selling, general and administrative expenses ....           40,924       40,162        44,794       55,400       57,410
Restructuring expenses ..........................            2,250 (3)       --         1,200 (1)    5,300 (1)      --
Unusual expenses ................................               --           --         8,333 (2)    1,900 (2)      --
Interest expense ................................            8,030        6,560         5,976        3,439        2,322
Other income (expense), net .....................              113           56            91         (190)         449
                                                        ----------    ---------     ---------    ---------   ----------
Loss before income tax
   provision ....................................          (16,413)     (24,085)      (27,612)     (46,491)     (10,887)
Income tax provision ............................               50          301           301          264          102
                                                        ----------    ---------     ---------    ---------   ----------
Net loss ........................................        $ (16,463)    $(24,386)     $(27,913)    $(46,755)    $(10,989)
                                                        ===========   =========     =========    =========   ==========
Net loss per share (5) ..........................        $   (0.63)    $  (1.02)     $  (1.40)    $  (2.55)    $  (0.60)
                                                        ==========    =========     =========    =========   ==========
Weighted average number of common and
  common equivalent shares outstanding ..........           26,277       23,987         19,910      18,352       18,272
                                                        ==========    =========     ==========   =========   ==========

BALANCE SHEET DATA:
                                                                                    AS OF JUNE 30,
                                                         --------------------------------------------------------------
                                                             1997         1996          1995         1994         1993
                                                             ----         ----          ----         ----         ----
Working capital (deficiency) ....................         $(32,729)   $ (19,483)     $(13,914)     $ 3,342      $40,923
Total assets ....................................           34,138       32,742        28,660       51,619       90 208
Short-term debt, including current portion
  of long-term debt .............................           37,756       26,077        18,698       21,365       17,504
Long-term debt ..................................           26,374       23,588        21,066       18,789       14,730
Stockholders' equity (deficiency) ...............          (57,060)     (40,610)      (32,379)     (13,614)      33,147

-------------------

(1) Includes, in fiscal 1995, $1.2 million of employee severance, and in fiscal 1994, $2.1 million for closing selected outlet stores, $2.5 million for consolidation of office and warehouse space, and $0.7 million for employee severance.

(2) Includes, in fiscal 1995, $7.8 million primarily relating to the costs associated with the signing of the Company's new Chief Executive Officer and $0.5 million related to certain legal matters, and in fiscal 1994, expenses relating primarily to abandonment of fixed assets, certain legal matters and the winding down of the Company's Canadian joint venture.

(3) The Company recorded a $2.3 million restructuring charge in the fourth quarter of fiscal 1997 for costs to be incurred in connection with the Restructuring, which was announced in June 1997. The costs incurred relate to the closing of the Company's outlet stores (such as professional fees, lease termination expenses, and write-off of fixed assets), in addition to professional fees and other expenses associated with the implementation of the Company's proposed Restructuring.

(4) Includes $1.1 million for liquidation of inventory as a result of closing the Company's outlet stores.

(5) Computed by dividing net income (loss) by the weighted average number of Common and Common Equivalent Shares outstanding during the years. For the fiscal years ended 1997, 1996, 1995, 1994 and 1993, Common Equivalent Shares were not included in the calculation as their inclusion would have been antidilutive.

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

         The following table sets forth, for the years indicated, certain items expressed as a percentage of net sales.

                                                  Fiscal Year Ended June 30
                                                 ---------------------------
                                                  1997      1996       1995
                                                  ----      ----       ----
Net sales ...................................... 100.0%    100.0%     100.0%
Gross profit ...................................  21.7      13.2       17.9
Selling, general and administrative expenses ...  25.6      23.5       24.7
Restructuring expenses .........................   1.4        --        0.7
Unusual expenses ...............................    --        --        4.6
Interest expense ...............................   5.0       3.8        3.3
Net loss ....................................... (10.3)    (14.3)     (15.4)

Fiscal 1997 Compared to Fiscal 1996

         In fiscal 1997, net sales decreased by $10.5 million, or 6.1%, compared to the prior year. The decrease in net sales was due predominately to a reduction in off-price sales, and the discontinuation of dresses as a product category in March 1996. The decrease in net sales was partially offset by sales of the Company's licensed Nautica product of approximately $25.0 million, which commenced in August 1996. Sales by the Company's outlet stores decreased by $1.2 million, or 6.5%, as compared to the prior year. This decrease was due to the closing of nine outlet stores during the past two years.

         Gross profit as a percentage of net sales was 21.7% as compared to 13.2% in the previous year. The increase in gross profit as a percentage of net sales is primarily the result of a decrease in off-price sales volume and the impact of eliminating dresses as a product category in February 1996.

         Selling, general and administrative expenses increased by $0.8 million, to 25.6% of net sales in fiscal 1997 from 23.5% of net sales in fiscal 1996. This increase is primarily due to costs associated with the licensed Nautica product line such as payroll, advertising, sample expense, and royalty fees. The increase in such expenses was partially offset by a decrease in payroll expenses throughout other areas of the Company, and a decrease in occupancy costs. The decrease in occupancy costs was due to a decrease in occupancy costs at the corporate headquarters which resulted from a decrease in the space leased and the reduction in the number of outlet stores and the attendant leases.

         The Company recorded a $2.3 million restructuring charge in the fourth quarter of fiscal 1997 for costs to be incurred in connection with the Restructuring, which was announced in June 1997. The costs incurred relate to the closing of the Company's outlet stores (such as professional fees, lease termination expenses, and write-off of fixed assets), in addition to professional fees and other expenses associated with the implementation of the Company's proposed Restructuring. In addition, the Company recorded a $1.1 million charge to cost of goods sold related to the liquidation of the retail outlet store inventory.

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

         Selling, general and administrative expenses decreased by $4.6 million, from 24.7% of net sales in fiscal 1995 to 23.5% of net sales in fiscal 1996. This decrease is due to a decrease in payroll and payroll related items of approximately $2.7 million, a decrease in occupancy costs of $1.2 million and a decrease in other expenses of $0.7 million. The decrease in payroll and payroll related items was predominately due to a decrease of approximately $0.7 million as a result of the closing of six stores in fiscal 1996 and a decrease of approximately $2.0 million due to employee reductions as the Company continues to improve the efficiency of its operations. The decrease in occupancy costs was primarily due to a $1 million decrease associated with the consolidation of the distribution facility and a $0.5 million decrease due to the reduction in outlet stores.

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

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

General

         Net cash used in operating activities was $11.0 million in fiscal 1997, $22.7 million in fiscal 1996, and $4.8 million in fiscal 1995. The net cash used in operating activities in fiscal 1997 resulted primarily from the net loss of $16.5 million, inclusive of $3.6 million of non-cash charges, and increases in inventory of $2.5 million, partially offset by an increase in accrued restructuring expenses of $1.7 million and an increase in accounts payable of $2.4 million.

         Historically, the Company has not required major capital expenditures. In fiscal 1997 and 1996, purchases of fixed assets were $0.2 million and $0.5 million, respectively, consisting primarily of improvements in the Company's New Jersey warehouse facilities, and New York design and showroom facilities. In fiscal 1997, the Company incurred expenditures of $0.4 million for "in store" fixtures and signs purchased in connection with the Nautica product line. These "in store" fixtures and signs were placed in approximately 120 department stores. In fiscal 1998, the Company anticipates capital expenditures of approximately $0.5 million, consisting primarily of expenditures for the Company's New Jersey warehouse facility, and New York design and showroom facilities. The Company also anticipates expenditures of approximately $1 million for "in store" fixtures and signs purchased in connection with the Nautica product line.

Old Bank Debt Agreement

         The Company and BNY Financial Corporation ("BNYF"), a wholly owned subsidiary of The Bank of New York, entered into a financing agreement in July 1991, which was amended and restated effective as of February 21, 1995 and further amended, effective as of September 28, 1995 (the "September 1995 Amendment"), May 9, 1996 (the "May 1996 Amendment"), September 17, 1996 (the "September 1996 Amendment"), January 31, 1997 (the "January 1997 Amendment"), March 21, 1997 (the "March 1997 Amendment"), and April 1, 1997 (the "April 1, 1997 Amendment") and April 29, 1997 (the "April 29, 1997 Amendment") (collectively, the "Old Bank Debt Agreement"). The Old Bank Debt Agreement provided the Company with a $72 million credit facility for letters of credit and direct borrowings, with a sublimit for loans and advances ranging between $40.0 and $58.0 million. The amount of financing available was based upon a formula incorporating eligible receivables and inventory, cash balances, other collateral and permitted overadvances, all as defined in the Old Bank Debt Agreement. At June 30, 1997, the Company had availability of approximately $2.1 million (inclusive of overadvance availability) under the Old Bank Debt Agreement. The Company's obligations under the Old Bank Debt Agreement were secured by the Company's accounts receivable, inventory and trademarks.

         The Old Bank Debt Agreement contained certain financial covenants including covenants regarding the Company's tangible net worth deficit and working capital deficiency. In addition to a cap on personal property leases, the Company was also prohibited from declaring or paying dividends or making other distributions on its capital stock, with certain exceptions. In a Waiver, dated May 5, 1997 (the "Waiver"), BNYF waived covenant compliance with net worth, working capital and quarterly minimum profit requirement for the period ended March 31, 1997.

         Interest on direct borrowings was payable monthly at an annual rate equal to the higher of (i) The Bank of New York's prime rate (8.50% at June 30, 1997) plus 0.5% (The Bank of New York prime rate plus 1.5% in the event the Company's overadvance position exceeded the allowable overadvances) or (ii) the Federal Funds Rate (8.50% at June 30, 1997) in effect plus 1% (Federal Funds Rate in effect plus 2% in the event the Company's overadvance position exceeded the allowable overadvances). There was an annual commitment fee of 0.375% of the unused portion of the line, payable monthly, and letter of credit fees equal to 0.125% of the outstanding letter of credit balance, payable monthly. The Old Bank Debt Agreement required the payment of minimum service charges of $0.6 million per annum. In connection with the May 1996 Amendment, BNYF was paid a fee of $25,000, and additional fees of $10,000 per month through December 1996 were provided for, with BNYF agreeing to provide specified levels of overadvances up to $10.0 million through the same period. In connection with the Waiver, BNYF was paid a fee of $25,000 and the Company issued the Existing BNYF Warrants. In connection with the Restructuring, the Existing BNYF Warrants were extinguished, and BNYF received the New BNYF Warrants. See "Business -- Restructuring -- Restructuring of Bank Debt." BNYF could have terminated the Old Bank Debt Agreement after February 20, 1999, upon 60 days' written notice to the Company.

         On October 10, 1997, the Company and BNYF entered into the New Financing Agreement which amended and restated in its entirety the Old Bank Debt Agreement. The New Financing Agreement amends certain provisions of the Old Bank Debt Agreement and provides for maximum availability of $81 million, and overadvances of up to $12.8 million. The New Financing Agreement also amends certain financial covenants contained in the Old Bank Debt Agreement. The New Financing Agreement provides for certain additional events of default, among which are the default by Ms. Chaus under the Bank Debt Put (as defined below), and the failure by the Company to close all of its retail outlets by the end of January 1998. See "Business -- Restructuring -- Restructuring of Bank Debt".

New Financing Agreement

         The New Financing Agreement consists of two facilities: (i) the New Revolving Facility which is a $66 million five-year revolving credit line with a $20 million sublimit for letters of credit, and (ii) the New Term Loan which is a $15 million term loan facility. Each facility matures on December 31, 2002. See "Business -- Restructuring -- Restructuring of Bank Debt".

         The New Financing Agreement contains financial covenants requiring, among other things, the maintenance of minimum levels of tangible net worth, working capital and maximum permitted loss (minimum permitted profit).

Credit Support

         Josephine Chaus has arranged for a letter of credit (the "Letter of Credit") in various amounts since April 1994 in return for which BNYF has increased the availability under the Old Bank Debt Agreement. In consideration for credit support provided by Ms. Chaus to the Company prior to February 1995, Ms. Chaus was granted 1,216,500 warrants (the "1994 Warrants"), exercisable through November 22, 1999, at prices ranging between $2.25 and $4.62 per share. As part of the negotiations with BNYF in connection with the Old Bank Debt Agreement, in February 1995 Josephine Chaus increased the Letter of Credit to $10.0 million and extended its term to October 31, 1995 (the "February 1995 Increase/Extension"). In addition, in February 1995, Ms. Chaus provided a $5.0 million personal guarantee (the "$5.0 Million Guarantee"), to be in effect during the Old Bank Debt Agreement's term. In September 1995, Ms. Chaus further extended the term of the Letter of Credit to January 31, 1996 (the "September 1995 Extension"). In consideration of her provision of the February 1995 Increase/Extension, the $5.0 Million Guarantee and the September 1995 Extension, a special committee consisting of disinterested members of the Board of Directors of the Company (the "Special Committee") authorized the issuance to Ms. Chaus of warrants (the "1995 Warrants") to purchase an aggregate of 1,580,000 shares of Common Stock at prices ranging between $4.05 and $6.75 per share. The issuance of the 1995 Warrants was approved at the 1995 Annual Meeting of Stockholders. The issuance of the 1994 Warrants, the warrants for the February 1995 Increase/Extension and the warrants for the $5.0 Million Guarantee was recorded in fiscal 1995 at a value of $1.1 million, and was included as a charge to interest expense with a corresponding increase to additional paid-in capital. The issuance of the warrants for the September 1995 Extension was recorded in the second quarter of fiscal 1996 at a value of $0.2 million, and was included as a charge to interest expense with a corresponding increase to additional paid-in capital. Ms. Chaus received warrant compensation for her provision of the $5.0 Million Guarantee only through October 31, 1995. Thereafter, for each three month period of the $5.0 Million Guarantee, she has received cash compensation of $50,000, as authorized by the Special Committee.

         In connection with the September 1995 Amendment, Ms. Chaus provided the Company with an option to further extend the Letter of Credit to July 31, 1996 (the "July 1996 Option"), subject to the consummation of the Company's November 1995 public offering of Common Stock. In January 1996, the Company exercised the July 1996 Option to extend the Letter of Credit to July 31, 1996 (the "July 1996 Extension"). In consideration of her provision of the July 1996 Extension, the Special Committee authorized the issuance to Ms. Chaus, of warrants (the "1996 Warrants") to purchase an aggregate of 682,012 shares of Common Stock at a price of $4.20 per share. The issuance of the 1996 Warrants was approved by the stockholders of the Company at the 1996 Annual Meeting of Stockholders. The issuance of the 1996 Warrants ($0.3 million) was recorded in the third quarter of fiscal 1996, at a value of $0.3 million and was included as a charge to interest expense with a corresponding increase to additional paid-in capital.

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

         Ms. Chaus previously entered into the July Deposit Letter pursuant to which she provided $10 million in cash collateral to secure the Bank Debt in substitution for the letter of credit previously provided by her. The July Deposit Letter was amended on October 10, 1997 to provide that the $10 million in cash collateral shall be held as collateral to secure indebtedness under the New Financing Agreement. Immediately prior to the consummation of the Rights Offering, and subject to the other conditions of the Restructuring being satisfied, such collateral will be released and used by Ms. Chaus to purchase shares of Common Stock issuable to her upon the exercise of the Rights, in satisfaction of her Purchase Commitment in connection with the Rights Offering. See "Business -- Restructuring -- Restructuring of Credit Support Provided by Ms. Chaus."

         On October 10, 1997, in substitution for the $12.5 Million Guarantee previously provided by Ms. Chaus, she entered into the October Deposit Letter pursuant to which she provided $12.5 million in cash collateral and secured the Bank Debt. The cash collateral was provided from the proceeds of the BNYF-J. Chaus Loan. Immediately prior to the consummation of the Rights Offering, and subject to the other conditions to the Restructuring being satisfied, the $12.5 million in cash collateral will be released and used to retire $12.5 million of the Bank Debt. As a result of such repayment, the Company will become indebted to Ms. Chaus for $12.5 million. Pursuant to the terms of the Subrogated Loan, as described above, the Subrogated Loan will, immediately thereafter, be exchanged by Ms. Chaus for shares of common stock of the Company. See "Business -- Restructuring -- Restructuring of Credit Support Provided by Ms. Chaus," and "Business -- Restructuring -- Exchange of the Company's Indebtedness Owed to Ms. Chaus for Equity Securities."

Subordinated Debt

         The Company has outstanding at June 30, 1997, $26.4 million of subordinated notes payable to Josephine Chaus (the "Subordinated Notes"). In connection with the Company's November 1995 public offering (see "--Nautica License Agreement and Future Financing Requirements"), Josephine Chaus extended the maturity date of the Subordinated Notes (which were to mature on July 1, 1996) to July 1, 1998. The Company has been unable to pay principal or interest, with certain exceptions, under the Subordinated Notes as a result of covenants in the Old Bank Debt Agreement. See Note 7 to Notes to the Company's Consolidated Financial Statements. The Subordinated Notes will, as part of the Restructuring, be exchanged for equity. See "Business - Restructuring - Exchange of the Company's Indebtedness owed to Ms. Chaus for Equity Securities."

Proposed Restructuring of Indebtedness

         In June 1997, the Company announced a proposed restructuring program to be implemented by the Company. In September 1997, the disinterested members of the Board of Directors of the Company unanimously approved the Restructuring pursuant to which: (i) the Company will seek to raise up to $20 million, but not less than $12.5 million, of equity through the Rights Offering; (ii) approximately $40.5 million of the Company's indebtedness to Ms. Chaus, consisting of $28 million of existing subordinated indebtedness (including accrued interest through January 15, 1998) and $12.5 million of indebtedness which will be owed to Ms. Chaus, will be converted into Common Stock of the Company; (iii) the New Financing Agreement (entered into on October 10, 1997); and (iv) the Company will implement the Stock Split. In connection with the Restructuring, BNYF has agreed that the credit support, described above, heretofore provided by Ms. Chaus, will be terminated once the New Financing Agreement becomes effective. Consummation of the Restructuring is subject to the approval of certain aspects of the Restructuring by the stockholders of the Company. Accordingly, until such approval is obtained, there can be no assurances that the Restructuring will occur or be consummated. It is presently contemplated that the Restructuring will be consummated by January 15, 1998. See "Business -- Restructuring".

 Future Financing Requirements

         At June 30, 1997, the Company had a working capital deficiency of $32.7 million. The Company requires the availability of sufficient cash flow and borrowing capacity to finance its existing product lines and to develop and market its licensed Nautica product lines. The Company expects to satisfy such requirements through cash flow from operations, borrowings under the New Financing Agreement and proceeds from the Rights Offering.

         Although there can be no assurance, the Company believes that if the Restructuring is consummated, the Company will have sufficient cash flow and credit availability to meet its needs at least through the end of the fiscal 1998.

         The foregoing discussion contains forward-looking statements which are based upon current expectations and involve a number of uncertainties, including the Company's ability to obtain additional financing, retail market conditions, consumer acceptance of the Company's products, shareholder approval of certain matters related to the Restructuring and consummation of the Restructuring.

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

NEW ACCOUNTING PRONOUNCEMENTS

         Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings per Share, effective for interim and annual periods ending after December 15, 1997, establishes standards for computing and presenting earnings per share ("EPS") and simplifies the standards for computing EPS currently found in Accounting Principles Board Opinion No. 15, Earnings per Share, Common stock equivalents under APB No. 15, with the exception of contingently issuable shares (shares issuable for little or no cash consideration), are no longer included in the calculation of primary, or basic EPS. Under SFAS No. 128, contingently issuable shares are included in the calculation of basic EPS. For the year ended February 1, 1997, the adoption of SFAS No. 128 would not have had a material effect on the calculation of EPS.

         SFAS No. 129, Disclosure of Information about Capital Structure, effective for periods ending after December 15, 1997, establishes standards for disclosing information about an entity's capital structure. This statement requires disclosure of the pertinent rights and privileges of various securities outstanding (stocks, options, warrants, preferred stock, debt and participation rights) including dividend and liquidation preferences, participant rights, call prices and dates, conversion or exercise prices and redemption requirements. Adoption of this statement will have no effect on the Company as it currently discloses the information required.

         In June 1997, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", ("SFAS 130"). SFAS 130 established standards for reporting comprehensive income and its components in a full set of general-purpose financial statements. This Statement requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement, and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. This statement is effective for fiscal periods beginning after December 15, 1997. The Company has not yet determined the impact, if any, of adopting this standard.


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

         Information with respect to the directors of the Company is incorporated by reference to the information to be set forth under the heading "Election of Directors" in the Company's definitive proxy statement relating to its 1997 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A (the "Company's 1997 Proxy Statement").

ITEM 11.          EXECUTIVE COMPENSATION.

         Information called for by Item 11 is incorporated by reference to the information to be set forth under the heading "Executive Compensation" in the Company's 1997 Proxy Statement.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT.

         Information called for by Item 12 is incorporated by reference to the information to be set forth under the heading "Security Ownership of Certain Beneficial Owners and Management" in the Company's 1997 Proxy Statement.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Information called for by Item 13 is incorporated by reference to the information to be set forth under the headings "Executive Compensation" and "Certain Transactions" in the Company's 1997 Proxy Statement.



                                    PART IV

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
                  FORM 8-K.

         (a) Financial Statements and Financial Statement Schedule: See List of Financial Statements and Financial Statement Schedule on page F-1.

         (b) The Company did not file a Form 8-K during the last quarter of its fiscal year ended June 30, 1997.

         (c)      Exhibits filed herewith are denoted by an (*):

                                                                                      SEQUENTIALLY
                                                                                        NUMBERED
EXHIBIT NO.                                                                              PAGES
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





                                                                                      SEQUENTIALLY
                                                                                        NUMBERED
EXHIBIT NO.                                                                              PAGES
-----------                                                                              -----
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

10.7 Amendment No. 5 to the 1986 Stock Option Plan as amended (incorporated by reference to the Company's Proxy Statement for its 1995 Annual
         Meeting of Stockholders).

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






                                                                                      SEQUENTIALLY
                                                                                        NUMBERED
EXHIBIT NO.                                                                              PAGES
-----------                                                                              -----
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






                                                                                      SEQUENTIALLY
                                                                                        NUMBERED
EXHIBIT NO.                                                                              PAGES
-----------                                                                              -----
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






                                                                                      SEQUENTIALLY
                                                                                        NUMBERED
EXHIBIT NO.                                                                              PAGES
-----------                                                                              -----
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





                                                                                      SEQUENTIALLY
                                                                                        NUMBERED
EXHIBIT NO.                                                                              PAGES
-----------                                                                              -----
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

10.50    Waiver dated November 7, 1994, to the Financing Agreement
         (incorporated by reference to Exhibit 10.106 of the September 1994
         Form 10-Q).

10.51    Waiver dated February 10, 1995 to the Financing Agreement
         (incorporated by reference to Exhibit 10.109 of the December 1994 Form
         10-Q).






                                                                                      SEQUENTIALLY
                                                                                        NUMBERED
EXHIBIT NO.                                                                              PAGES
-----------                                                                              -----
10.52    Agreement effective February 21, 1995 (the "Old Bank Debt Agreement")
         between the Company and BNY Financial Corporation restating and amending the Financing Agreement (incorporated by reference to Exhibit
         10.116 of the March 1995 Form 10-Q).

10.53    Waiver dated September 14, 1995 to the Old Bank Debt Agreement
         (incorporated by reference to Exhibit 10.5 of the 1995 Registration
         Statement).

10.54    Agreement effective as of September 28, 1995 relating to the Old Bank
         Debt Agreement (incorporated by reference to Exhibit 10.58 of the 1995
         Registration Statement).

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






                                                                                      SEQUENTIALLY
                                                                                        NUMBERED
EXHIBIT NO.                                                                              PAGES
-----------                                                                              -----
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

10.65    Amendment No. 4 dated September 17, 1996 to the Financing Agreement
         (incorporated by reference to Exhibit 10.65 of the Company's Form 10-K for the year ended June 30, 1996).

10.66    Lease dated June 12, 1996 between the Company and L. H. Charney
         Associates, relating to the Company's facility at 1410 Broadway, New
         York, New York (incorporated by reference to Exhibit 10.66 of the
         Company's Form 10-K for the year ended June 30, 1996).

10.67    Amendment No. 5 dated January 31, 1997 to the Financing Agreement
         (incorporated by reference to Exhibit 10.67 of the Company's Form 10-Q for the quarter ended December 31, 1996).

10.68 Waiver dated February 4, 1997 to the Financing Agreement (incorporated by reference to Exhibit 10.68 of the Company's Form 10-Q for the quarter ended December 31, 1996).

10.69 Consulting Agreement dated as of December 31, 1996 between the Company and Michael Winter (incorporated by reference to Exhibit 10.69 of the Company's Form 10-Q for the quarter ended December 31, 1996).

10.70    Agreement dated February 19, 1997, between the Company and BNY
         Financial Corp. issuing 125,000 warrants to purchase Common Stock of the Company (incorporated by reference to Exhibit 10.70 of the Company's Form 10-Q for the quarter ended March 31, 1997).

10.71    Amendment No. 6 dated March 21, 1997, to the Financing Agreement
         (incorporated by reference to Exhibit 10.71 of the Company's Form 10-Q for the quarter ended March 31, 1997).

10.72    Amendment No. 7 dated April 1, 1997, to the Financing Agreement
         (incorporated by reference Exhibit 10.72 of the Company's Form 10-Q for the quarter ended March 31, 1997).





                                                                                      SEQUENTIALLY
                                                                                        NUMBERED
EXHIBIT NO.                                                                              PAGES
-----------                                                                              -----
10.73    Amendment No. 8 dated April 29, 1997, to the Financing Agreement
         (incorporated by reference Exhibit 10.73 of the Company's Form 10-Q for the quarter ended March 31, 1997).

10.74 Waiver dated May 5, 1997, to the Financing Agreement (incorporated by reference Exhibit 10.74 of the Company's Form 10-Q for the quarter ended March 31, 1997).

*10.75   Commitment Letter dated as of June 26, 1997, between the Company and
         BNY Financial Corp.

*10.76   Cash Collateral Deposit Letter dated as of July 23, 1997, between
         Josephine Chaus and BNY Financial Corp.

*10.77   Cash Collateral Deposit Letter dated as of October 10, 1997, between
         Josephine Chaus and BNY Financial Corp.

*10.78   Amended and Restated Cash Collateral Deposit Letter dated as of
         October 10, 1997, between Josephine Chaus and BNY Financial Corp.

*10.79   Second Restated and Amended Financing Agreement dated as of October
         10, 1997, between the Company and BNY Financial Corp.

21 List of Subsidiaries of the Company (incorporated by reference to Exhibit 21 of the Company's Form 10-K for the year ended June 30,
         1995).

*27      Financial Data Schedule.

--------------
* Filed herewith.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on October 14, 1997.

                                            BERNARD CHAUS, INC.


                                            By: /s/  Josephine Chaus
                                                -------------------------------
                                                Josephine Chaus
                                                Chairwoman of the Board and
                                                Office of the Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on October 14, 1997.


     SIGNATURE            TITLE
     ---------            -----
 /s/ Josephine Chaus      Chairwoman of the Board and Office of the Chairman
-----------------------
Josephine Chaus

 /s/ Andrew Grossman      Chief Executive Officer and Office of the Chairman
-----------------------
Andrew Grossman

 /s/ Barton Heminover     Vice President -- Corporate Controller and Assistant
-----------------------   Secretary
Barton Heminover

 /s/ Philip G. Barach     Director
-----------------------
Philip G. Barach

 /s/ S. Lee Kling         Director
-----------------------
S. Lee Kling

 /s/ Harvey M. Krueger    Director
-----------------------
Harvey M. Krueger

                      BERNARD CHAUS, INC. AND SUBSIDIARIES

         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

         The following consolidated financial statements of Bernard Chaus, Inc. and subsidiaries are included in Item 8:


Report of Independent Auditors......................................... F-2
Consolidated Balance Sheets -- June 30, 1997 and 1996 ................. F-3
Consolidated Statements of Operations -- Years Ended
  June 30, 1997, 1996 and 1995......................................... F-4
Consolidated Statements of Stockholders' Equity (Deficiency) --
  Years Ended June 30,  1997, 1996 and 1995............................ F-5
Consolidated Statements of Cash Flows -- Years
  Ended June 30, 1997, 1996 and 1995................................... F-6
Notes to Consolidated Financial Statements............................. F-7

The following consolidated financial statement schedule of Bernard Chaus, Inc. and subsidiaries is included in Item 14(a)(2):

Schedule II -- Valuation and Qualifying Accounts....................... S-1

         The other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

                         REPORT OF INDEPENDENT AUDITORS


To the Board of Directors and Stockholders of Bernard Chaus, Inc.
New York, New York


We have audited the accompanying consolidated balance sheets of Bernard Chaus, Inc. and subsidiaries as of June 30, 1997 and June 30, 1996 and the related consolidated statements of operations, stockholders' deficiency, and cash flows for each of the three years in the period ended June 30, 1997. Our audits also included the financial statement schedule listed in the Index at item 14(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Bernard Chaus, Inc. and subsidiaries at June 30, 1997 and June 30, 1996, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


Deloitte & Touche LLP

New York, New York
September 19, 1997
(October 10, 1997 as to Note 6)

                      BERNARD CHAUS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                    (In thousands, except number of shares)

                                                                                  June 30,          June 30,
                                                                                    1997              1996
                                                                                  --------          --------
ASSETS
Current Assets
  Cash and cash equivalents ....................................................  $     330         $     247
  Accounts receivable, less allowances of $5,375 and $5,070 ....................      7,451             7,995
  Inventories ..................................................................     23,746            21,256
  Prepaid expenses .............................................................        568               783
                                                                                  ---------         ---------
     Total current assets ......................................................     32,095            30,281
Fixed assets-- net .............................................................      1,295             1,898
Other assets ...................................................................        748               563
                                                                                  ---------         ---------
                                                                                  $  34,138         $  32,742
                                                                                  =========         =========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities
  Notes payable-- bank .........................................................  $  37,756         $  26,077
  Accounts payable .............................................................     19,825            17,435
  Accrued expenses .............................................................      5,393             6,056
  Accrued restructuring expenses ...............................................      1,850               196
                                                                                  ---------         ---------
     Total current liabilities .................................................     64,824            49,764
Subordinated promissory notes ..................................................     26,374            23,588
                                                                                  ---------         ---------
                                                                                     91,198            73,352
STOCKHOLDERS' DEFICIENCY
  Preferred stock, $.01 par value, authorized shares -- 1,000,000; outstanding shares -- none
  Common stock, $.01 par value; authorized shares -- 50,000,000; issued shares
     -- 26,899,974 at June 30, 1997 and 26,893,724
     at June 30, 1996 ..........................................................        269               269
  Additional paid-in capital ...................................................     65,463            65,450
  Deficit ......................................................................   (121,312)         (104,849)
  Less:  Treasury stock, at cost-- 622,700 shares ..............................     (1,480)           (1,480)
                                                                                  ---------         ---------
     Total stockholders' deficiency ............................................    (57,060)          (40,610)
                                                                                  ---------         ---------
                                                                                  $  34,138         $  32,742
                                                                                  =========         =========



          See accompanying notes to consolidated financial statements.

                      BERNARD CHAUS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                   Fiscal Year Ended June 30,
                                                      ------------------------------------------------
                                                            1997             1996              1995
                                                            ----             ----              ----
Net sales ........................................     $   160,100      $   170,575       $   181,697
Cost of goods sold ...............................         125,422          147,994           149,097
                                                       -----------      -----------       -----------

Gross profit .....................................          34,678           22,581            32,600
Selling, general and administrative expenses .....          40,924           40,162            44,794
Restructuring expenses ...........................           2,250              --              1,200
Unusual expenses .................................             --               --              8,333
                                                       -----------      -----------       -----------
                                                           ( 8,496)         (17,581)          (21,727)

Interest expense .................................          (8,030)          (6,560)           (5,976)
Other income (expense), net ......................             113               56                91
                                                       -----------      -----------       -----------

Loss before provision for income taxes ...........         (16,413)         (24,085)          (27,612)
Provision for income taxes .......................              50              301               301
                                                       -----------      -----------       -----------

Net loss .........................................     $   (16,463)     $   (24,386)      $  ( 27,913)
                                                       ===========      ===========       ===========

Net loss per share ...............................     $     (0.63)     $     (1.02)      $     (1.40)
                                                       ===========      ===========       ===========

Weighted average number of common  shares
  outstanding ....................................      26,277,000       23,987,000        19,910,000
                                                       ===========      ===========       ===========



          See accompanying notes to consolidated financial statements.

                     BERNARD CHAUS, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                    (In thousands, except number of shares)


                                          Common Stock                                          Treasury Stock
                                   --------------------------- Additional                --------------------------
                                   Number of                   Paid-in                      Number of
                                   Shares           Amount      Capital      (Deficit)       Shares        Amount         Total
                                   -------          ------     ---------    -----------  ------------    ----------       -----
Balance at July 1, 1994           18,975,031      $    190      $40,226       $(52,550)      622,700      $ (1,480)     $(13,614)
Net loss .....................                                                 (27,913)                                  (27,913)
Exchange of notes for
  common stock ...........         1,914,500            19        7,352            --           --             --          7,371
Issuance of warrants .....               --            --         1,136            --           --             --          1,136
Exercise of stock options            183,550             2          639            --           --             --            641
                                  ----------        ------     --------       --------     --------      ---------      --------


Balance at June 30, 1995..        21,073,081           211       49,353        (80,463)      622,700        (1,480)      (32,379)
Net loss ......................                                                (24,386)                                  (24,386)
Net proceeds from issuance
  of common stock..........        5,750,000            57       15,366             --           --             --        15,423
Issuance of warrants .......             --            --           520             --           --             --           520
Exercise of stock options             70,643             1          211                                                      212
                                ------------        ------    ---------      ----------   ----------     ---------      --------


Balance at June 30, 1996          26,893,724           269       65,450       (104,849)      622,700        (1,480)      (40,610)
Net loss ......................                                                (16,463)                                  (16,463)
Exercise of stock options              6,250           --             13                                                      13
                               -------------        ------    ----------  ------------  ------------   -----------     ---------

Balance at June 30, 1997          26,899,974        $  269       $65,463     $(121,312)      622,700       $(1,480)     $(57,060)
                                  ==========        ======       =======     =========       =======       =======      ========




         See accompanying notes to consolidated financial statements.

                     BERNARD CHAUS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)


                                                                         Year Ended June 30,
                                                               ------------------------------------------
                                                               1997             1996                 1995
                                                               ----             ----                 ----
Operating Activities
  Net loss ................................................  $(16,463)        $(24,386)         $(27,913)
  Adjustments to reconcile net loss to net cash used
    in operating activities:
    Depreciation and amortization ........................        865              974             1,305
    Loss on disposal of fixed assets .....................         --               --               358
    (Recovery of) provision for losses on accounts
      receivable .........................................        (20)             (69)              225
    Deferred interest on subordinated promissory
      notes ..............................................      2,786            2,522             2,277
    Non-cash interest expense ............................         --              520             1,307
  Changes in operating assets and liabilities:
      Accounts receivable ................................        564             (280)            9,886
      Inventories ........................................     (2,490)          (5,053)            9,300
      Prepaid expenses and other assets ..................        372              655             2,278
      Accounts payable ...................................      2,390            4,513            (1,368)
      Accrued expenses ...................................       (663)             507            (1,161)
      Accrued restructuring expenses .....................      1,654           (2,608)           (1,275)
                                                             --------        ---------          ---------

Net Cash Used In Operating Activities ....................    (11,005)         (22,705)           (4,781)
                                                             --------        ---------          --------

Investing Activities
  Purchases of fixed assets ..............................      (186)             (480)             (443)
  Purchases of other assets...............................      (418)             ---               ---
                                                             --------       ------------       ---------

Net Cash Used In Investing Activities ....................       (604)            (480)             (443)

Financing Activities
  Net proceeds from (repayments of) short-term bank
    borrowings ...........................................     11,679            7,379            (2,417)
  Net proceeds from issuance of stock ....................         --           15,423                --
  Principal payments on subordinated promissory
    notes ................................................         --               --              (250)
  Proceeds from issuance of subordinated promissory
    notes ................................................         --               --             7,200
  Net proceeds from exercise of options ..................         13              212               641
                                                             --------      -----------       -----------

Net Cash Provided by Financing Activities ................     11,692           23,014             5,174
                                                              -------        ---------        ----------
Increase (Decrease) In Cash And Cash Equivalents .........         83             (171)              (50)
Cash and Cash Equivalents, Beginning of Year .............        247              418               468
                                                             --------       ----------       -----------
Cash and Cash Equivalents, End of Year ...................        330       $      247       $       418
                                                             ========       ==========       ===========

Cash paid for:
  Taxes ..................................................         13               14                 7
  Interest ...............................................      4,822            3,809             2,283
Supplemental schedule of non-cash financing activities:
    Exchange of subordinated promissory notes for
      common stock .......................................         --               --             7,200
    Issuance of warrants for credit support by
      principal stockholder ..............................         --              520             1,136


         See accompanying notes to consolidated financial statements.

                     BERNARD CHAUS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  BUSINESS

         Bernard Chaus, Inc. (the "Company") designs, arranges for the manufacture of and markets an extensive range of women's career and casual sportswear which are marketed principally under the CHAUS(R), CHAUS SPORT(R), and NAUTICA(R) trademarks. The Company's products are sold nationwide through department store chains, specialty retailers and other retail outlets.

         In the latter part of fiscal 1994, the Company initiated a restructuring plan (the "1994 Restructuring Plan") which entailed several initiatives to improve its financial position. These initiatives included, among other things, a $7.2 million cash infusion from Josephine Chaus to fund the costs associated with hiring Andrew Grossman as its new Chief Executive Officer, negotiation of a new bank financing agreement with BNY Financial Corporation ("BNYF"), a wholly owned subsidiary of The Bank of New York, expiring in February 1999, overhead reductions, centralization of certain functions, closing of selected outlet stores.

         On November 22, 1995, the Company issued 5,750,000 shares of Common Stock at a price of $3.00 per share in an underwritten public offering. Proceeds from the offering, net of commissions and other expenses were $15.4 million.

         In June 1997, the Company announced a proposed restructuring program to be implemented by the Company. In September 1997, the disinterested members of the Board of Directors of the Company unanimously approved a restructuring program (the "Restructuring"). See Notes 6 and 7.

         The Company's business plan requires the availability of sufficient cash flow and borrowing capacity to finance its existing product lines and the development and marketing of its new licensed Nautica lines. The Company expects to satisfy such requirements through cash flow from operations, and its proposed Restructuring, including the New Financing Agreement.

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

Use of Estimates:

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                     BERNARD CHAUS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Credit Terms:

                  The Company extends credit to its customers based upon an evaluation of the customer's financial condition and credit history and generally does not require collateral. The Company has historically incurred minimal credit losses. At June 30, 1997 and 1996, approximately 62% and 66%, of the Company's accounts receivables were due from department store customers owned by four single corporate entities. During fiscal 1997, approximately 63% of the Company's net sales were made to department store customers owned by four single corporate entities, as compared to 60% in fiscal 1996 and 55% in fiscal 1995. Sales to Dillard's Department Stores accounted for 33% of net sales in fiscal 1997, 29% of net sales in fiscal 1996 and 22% of net sales in fiscal 1995. Sales to nine department store companies owned by The May Department Stores Company accounted for approximately 16% of the Company's net sales in fiscal 1997, 10% of net sales in fiscal 1996 and 15% of net sales in fiscal 1995. Sales to eight department store companies owned by Federated Department Stores accounted for approximately 8% of net sales in fiscal 1997, 5% of net sales in fiscal 1996 and 11% of net sales in fiscal 1995. Sales to two department store customers owned by TJX Companies, Inc. accounted for approximately 6% of net sales in fiscal 1997, 16% of net sales in fiscal 1996 and 7% of net sales in fiscal 1995.

         The percentages of net sales are based upon stores owned by the four corporate entities at the end of fiscal 1997. As a result of the Company's dependence on these customers, they may have the ability to influence the Company's business decisions. The loss of or significant decrease in business from any of its major customers would have a material adverse effect on the Company's financial position and results of operations.


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

                     BERNARD CHAUS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

life of the improvement, whichever period is shorter. Computer software is depreciated using the straight-line method over three years.

Other Assets:

         "In store" fixtures and signs are depreciated using the straight line method over five years.

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

Effect of Accounting Pronouncements Not Yet Adopted:

         Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings per Share, effective for interim and annual periods ending after December 15, 1997, establishes standards for computing and presenting earnings per share ("EPS") and simplifies the standards for computing EPS currently found in Accounting Principles Board Opinion No. 15, Earnings per Share, Common stock equivalents under APB No. 15, with the exception of contingently issuable shares (shares issuable for little or no cash consideration), are no longer included in the calculation of primary, or basic EPS. Under SFAS No. 128, contingently issuable shares are included in the calculation of basic EPS. For the year ended February 1, 1997, the adoption of SFAS No. 128 would not have had a material effect on the calculation of EPS.

         SFAS No. 129, Disclosure of Information about Capital Structure, effective for periods ending after December 15, 1997, establishes standards for disclosing information about an entity's capital structure. This statement requires disclosure of the pertinent rights and privileges of various securities outstanding (stocks, options, warrants, preferred stock, debt and participation rights) including dividend and liquidation preferences, participant rights, call prices and dates, conversion or exercise prices and redemption requirements. Adoption of this statement will have no effect on the Company as it currently discloses the information required.

                     BERNARD CHAUS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

         In June 1997, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", ("SFAS 130"). SFAS 130 established standards for reporting comprehensive income and its components in a full set of general-purpose financial statements. This Statement requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement, and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. This statement is effective for fiscal periods beginning after December 15, 1997. The Company has not yet determined the impact, if any, of adopting this standard.


3. INVENTORIES

Inventories consist of:
                                                 JUNE 30,         JUNE 30,
                                                   1997             1996
                                                 -----------     -----------
                                                          (IN THOUSANDS)
          Finished goods ..................        $19,981           18,151
          Work-in-process .................          1,027            1,471
          Raw materials ...................          2,738            1,634
                                                   -------          -------
                                                   $23,746          $21,256
                                                   =======          =======

Inventories include merchandise in transit (principally finished goods) of approximately $8.5 million at June 30, 1997 and $9.0 million at June 30, 1996.

                     BERNARD CHAUS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


4. FIXED ASSETS

Fixed assets at cost, net of accumulated depreciation and amortization, consist of:

                                                      JUNE 30,         JUNE 30,
                                                       1997             1996
                                                   ----------       --------
                                                          (IN THOUSANDS)
     Furniture and equipment ....................    $10,233          $10,234
     Leasehold improvements .....................      7,955            8,118
                                                      ------          -------
                                                     $18,188          $18,352
     Less accumulated depreciation and
        amortization ............................     16,893           16,454
                                                     -------          -------
                                                     $ 1,295          $ 1,898
                                                     =======          =======

5.  INCOME TAXES

Significant components of the Company's net deferred tax assets are as follows:

                                                                    JUNE 30,          JUNE 30,
                                                                     1997              1996
                                                                   ------------      ----------
                                                                             (IN THOUSANDS)
      Deferred tax assets:
        Net operating loss carryforwards ...........................$ 42,500          $ 38,200
        Costs capitalized to inventory for tax purposes............    1,300               900
        Accrued interest, subordinated debt/warrants .............     4,000             3,000
        Book over tax depreciation ................................... 2,000             1,900
        Sales allowances not currently deductible ..................   2,100             1,600
        Reserves and other items not currently deductible .......      1,700             1,200
                                                                   ---------          --------
                                                                      53,600            46,800
      Valuation allowance for deferred tax assets .................  (53,600)          (46,800)
                                                                   ---------          --------
      Net deferred tax asset ...................................... $      0          $      0
                                                                    ========          =========

There was a change in the valuation allowance for the year ended June 30, 1997 of $6.8 million.

                                                                              FISCAL YEAR ENDED JUNE 30,
                                                                              --------------------------
                                                                       1997              1996              1995
                                                                   ------------      ------------      --------
                                                                                    (IN THOUSANDS)
        Benefit for federal
          income taxes at the statutory rate of
          35.0% in each of 1997, 1996 and 1995  ............          ($5,694)       ($8,430)        ($9,665)
        State and local income taxes
          net of federal tax benefit .......................               50            301             301
        Executive compensation in excess of
          amount deductible for tax purposes ...............               --             --           2,100
        Other ..............................................               51             35              35
        Effect of unrecognized federal tax loss
          carryforwards ....................................            5,643          8,395           7,530
                                                                    ---------       ---------        -------
        Provision for income taxes .........................        $      50       $    301         $   301
                                                                    =========       =========        =======

                     BERNARD CHAUS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

         At June 30, 1997, the Company has a federal net operating loss carryforward for income tax purposes of approximately $101 million, which will expire between 2006 and 2011.

6.  FINANCIAL AGREEMENT

         The Company and BNYF, a wholly owned subsidiary of The Bank of New York, entered into a financing agreement in July 1991, which was amended and restated effective as of February 21, 1995 and further amended, effective as of September 28, 1995 (the "September 1995 Amendment"), May 9, 1996 (the "May 1996 Amendment"), September 17, 1996 (the "September 1996 Amendment"), January 31, 1997 (the "January 1997 Amendment"), March 21, 1997 (the "March 1997 Amendment"), and April 1, 1997 (the "April 1, 1997 Amendment") and April 29, 1997 (the "April 29, 1997 Amendment")(collectively, the "Old Bank Debt Agreement"). The Old Bank Debt Agreement provided the Company with a $72 million credit facility for letters of credit and direct borrowings, with a sublimit for loans and advances ranging between $40.0 and $58.0 million. The amount of financing available was based upon a formula incorporating eligible receivables and inventory, cash balances, other collateral and permitted overadvances, all as defined in the Old Bank Debt Agreement. At June 30, 1997, the Company had availability of approximately $2.1 million (inclusive of overadvance availability) under the Old Bank Debt Agreement. The Company's obligations under the Old Bank Debt Agreement were secured by the Company's accounts receivable, inventory and trademarks.

         The Old Bank Debt Agreement contained certain financial covenants including covenants limiting the Company's tangible net worth deficit and working capital deficiency. In addition to a cap on personal property leases, the Company was also prohibited from declaring or paying dividends or making other distributions on its capital stock, with certain exceptions. During the third quarter of fiscal year 1996, the Company was not in compliance with certain financial covenants. BNYF had waived such noncompliance.

         Interest on direct borrowings was payable monthly at an annual rate equal to the higher of (i) The Bank of New York's prime rate (8.25% at June 30, 1997) plus 0.5% (The Bank of New York prime rate plus 1.5% in the event the Company's overadvance position exceeded the allowable overadvances) or (ii) the Federal Funds Rate in effect plus 1% (Federal Funds Rate in effect plus 2% in the event the Company's overadvance position exceeded the allowable overadvances). There was a commitment fee of 0.375% of the unused portion of the line, payable monthly, and letter of credit fees equal to 0.125% of the outstanding letter of credit balance, payable monthly. The Old Bank Debt Agreement required the payment of minimum service charges of $0.6 million per annum. In connection with the May 1996 Amendment, BNYF was paid a fee of $25,000, and additional fees of $10,000 per month through December 1996 were provided for, with BNYF agreeing to provide specified levels of overadvances up to $10.0 million through the same period. In connection with the September 1996 Amendment, BNYF agreed to provide overadvances of up to $15.0 million through June 1997. BNYF could have terminated the Old Bank Debt Agreement after February 20, 1999, upon 60 days' written notice to the Company. The weighted average interest rate was 6.7%, 8.9% and 9.0% for the years ended June 30, 1994, 1995, and 1996, respectively.

         Josephine Chaus has arranged for the Letter of Credit in various amounts since April 1994 in return for which BNYF has increased the availability under the Old Bank Debt Agreement. In consideration for credit support provided by Ms. Chaus to the Company prior to February 1995, Ms. Chaus was granted 1,216,500 warrants (the "1994 Warrants"), exercisable through November 22, 1999, at prices ranging between $2.25 to $4.62 per share. In February 1995 Josephine Chaus increased the Letter of Credit to $10.0 million and extended its term to October 31, 1995 (the "February 1995 Increase/Extension"). In addition, in February 1995, Mrs. Chaus provided a $5.0 million personal guarantee (the "$5.0 Million Guarantee"), to be in effect during the Old Bank Debt Agreement's term. In September 1995, Ms. Chaus further extended the term of the Letter of Credit to January 31, 1996 (the

                     BERNARD CHAUS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

"September 1995 Extension"). In consideration of the February 1995 Increase/Extension, the $5.0 Million Guarantee and the September 1995 Extension, a special committee consisting of disinterested members of the Board of Directors of the Company (the "Special Committee") authorized the issuance of warrants (the "1995 Warrants") to purchase an aggregate of 1,580,000 shares of Common Stock at prices ranging between $4.05 and $6.75 per share. The issuance of the 1995 Warrants was approved at the 1995 Annual Meeting of Stockholders. Ms. Chaus received warrant compensation for her provision of the $5.0 Million Guarantee only through October 31, 1995. Thereafter, for each three month period of the $5.0 Million Guarantee, she has received cash compensation of $50,000, as authorized by the Special Committee. The issuance of the 1994 Warrants, the warrants for the February 1995 Increase/Extension and the warrants for the $5.0 Million Guarantee were recorded in fiscal 1995 at a value of $1.1 million, included as a charge to interest expense with a corresponding increase to additional paid-in capital. The issuance of the warrants for the September 1995 Extension was recorded in the second quarter of fiscal 1996 at a value of $0.2 million, included as a charge to interest expense with a corresponding increase to additional paid-in capital.

         In connection with the September 1995 Amendment, Ms. Chaus provided the Company with an option to further extend the Letter of Credit to July 31, 1996 (the "July 1996 Option"), subject to the consummation of the Company's November 1995 public offering of Common Stock. In January 1996, the Company exercised the July 1996 Option to extend the Letter of Credit to July 31, 1996 (the "July 1996 Extension"). In consideration of her provision of the July 1996 Extension, the Special Committee authorized the issuance to Ms. Chaus, of warrants (the "1996 Warrants") to purchase an aggregate of 682,012 shares of Common Stock at a price of $4.20 per share. The issuance of the 1996 Warrants was approved by the stockholders of the Company at the 1996 Annual Meeting of Stockholders. The issuance of the 1996 Warrants ($0.3 million) was recorded in the third quarter of fiscal 1996, at a value of $0.3 million and was included as a charge to interest expense with a corresponding increase to additional paid-in capital.

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

         The senior secured bank debt owing to BNYF by the Company, as of September 30, 1997 (the "Bank Debt") consisted of approximately (i) $57.5 million in respect of direct borrowings, and (ii) $17.5 million in respect of letters of credit.

                     BERNARD CHAUS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

         In the Restructuring, the $57.5 million in respect of direct borrowings by the Company has been and will be refinanced as follows: (i) $15 million has been refinanced by BNYF pursuant to the terms of the New Term Loan;
(ii) approximately $20 million has been refinanced under the terms of the New Revolving Facility; (iii) $12.5 in respect of borrowings previously guaranteed by Ms. Chaus will be satisfied in full out of proceeds from a loan made by BNYF to Ms. Chaus (the "BNYF--J. Chaus Loan"), and Ms. Chaus shall become subrogated to the rights of BNYF with respect to such loan amount (the "Subrogated Loan") until the Subrogated Loan is exchanged for equity, as set forth above; and (iv) $10 million will be satisfied in full out of proceeds received from the Rights Offering pursuant to the Purchase Commitment.

         Under the terms of the Restructuring the $17.5 million of Bank Debt owing to BNYF in respect of letters of credit will be refinanced by BNYF pursuant to the terms of the New Financing Agreement.

         The approximately $75 million of Bank Debt that has been refinanced as part of the Restructuring, has been refinanced under two facilities that are part of the New Financing Agreement: (i) the New Revolving Facility which is a $66 million five-year revolving credit line with a $20 million sublimit for letters of credit, and (ii) the New Term Loan which is a $15 million term loan facility. Each facility will mature on December 31, 2002. The Company's obligations under the New Financing Agreement are secured by a first priority lien on substantially all of the Company's assets, including the Company's accounts receivable, inventory and trademarks.

         Interest on the New Revolving Facility accrues at 1/2 of 1% above the Prime Rate and is payable on a monthly basis, in arrears. Interest on the New Term Loan accrues at an interest rate ranging from 1/2 of 1% above the Prime Rate to 1 1/2% above the Prime Rate, which interest rate will be determined, from time to time, based upon the Company's availability under the New Revolving Facility. With the exception of warrants issued to BNYF (as discussed below), the Company's execution of the New Financing Agreement did not require the payment of any commitment, closing, administration or facility fees. The New Financing Agreement provides for service charges and letter of credit fees on substantially the same terms as those existing under the Company's Old Bank Debt Agreement with BNYF.

         Amortization payments in the amount of $250,000 are payable quarterly in arrears in connection with the New Term Loan. The first amortization payment is due on March 31, 1998. A balloon payment in the amount of $10.25 million is due on December 31, 2002. In the event of the earlier termination by the Company of the New Financing Agreement, the Company will be liable for termination fees initially equal to $2.8 million, and declining to $2.2 million after October 8, 2000.

         BNYF's existing warrants to purchase 125,000 shares of Common Stock (the "Existing BNYF Warrants") were extinguished, and BNYF received new warrants (the "New BNYF Warrants") to purchase (i) 375,000 shares of the Company's Common Stock, with an exercise price of $1.0625 per share, the closing price per share of the Common Stock on June 26, 1997, the date on which BNYF and the Company executed a commitment letter (the "Commitment Letter") describing the terms and conditions of the Restructuring and (ii) 125,000 shares of the Company's Common Stock, with an exercise price equal to the thirty day average trading price on the New York Stock Exchange beginning on the date of the consummation of the Rights Offering.

         The New Financing Agreement amends certain provisions of the Old Bank Debt Agreement and provides for maximum availability of $81 million, and overadvances of up to $12.8 million. The New Financing Agreement also amends certain financial covenants contained in the Old Bank Debt Agreement. The New

                     BERNARD CHAUS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Financing Agreement provides for certain additional events of default, among which are the default by Ms. Chaus under the Bank Debt Put (as defined below), and the failure by the Company to close all of its retail outlets by the end of January 1988.

         As an inducement to BNYF to enter into the New Financing Agreement, Ms. Chaus has agreed with BNYF that she will purchase, at the option of BNYF, a $2.5 million junior participation in the New Financing Agreement between the Company and BNYF, in the event that (i) an event of default occurs under the New Financing Agreement prior to May 15, 1998, or (ii) the Rights Offering is not consummated prior to May 15, 1998 (the "Bank Debt Put").

         Ms. Chaus previously entered into a deposit letter dated July 23, 1997 (the "July Deposit Letter") pursuant to which she provided $10 million in cash collateral to secure the Bank Debt in substitution for the letter of credit previously provided by her. The July Deposit Letter was amended on October 10, 1997 to provide that the $10 million in cash collateral shall be held as collateral to secure indebtedness under the New Financing Agreement. Immediately prior to the consummation of the Rights Offering, and subject to the other conditions of the Restructuring being satisfied, such collateral will be released and used by Ms. Chaus to purchase shares of Common Stock issuable to her upon the exercise of the Rights, in satisfaction of her Purchase Commitment in connection with the Rights Offering. The Company will use the proceeds from the Purchase Commitment to retire $10 million of Bank Debt.

         On October 10, 1997, in substitution for the personal guaranty of $12.5 million of Bank Debt (the "$12.5 Million Guarantee") previously provided by Ms. Chaus, she entered into a deposit letter (the "October Deposit Letter") pursuant to which she provided $12.5 million in cash collateral to secure the Bank Debt. The cash collateral was provided from the proceeds of the BNYF--J. Chaus Loan. Immediately prior to the consummation of the Rights Offering, and subject to the other conditions to the Restructuring being satisfied, the $12.5 million in cash collateral will be released and shall be used to retire $12.5 million of the Bank Debt. As a result of such repayment, the Company will become indebted to Ms. Chaus for $12.5 million. Pursuant to the terms of the Subrogated Loan, as described above, the Subrogated Loan will, immediately thereafter, be exchanged by Ms. Chaus for shares of Common Stock of the Company.

         Pursuant to the New Financing Agreement, in the event that the Rights Offering is not consummated by May 15, 1998, the cash collateral held under the October Deposit Letter and the July Deposit Letter will be applied by BNYF to retire $22.5 million of the Bank Debt.

         In connection with the Restructuring, Ms. Chaus has agreed in principle to relinquish all of her rights in and to her existing warrants, and such warrants, to the extent they have not been exercised, shall be extinguished.

7.       RESTRUCTURING

         In June 1997, the Company announced a proposed restructuring program to be implemented by the Company. In September 1997, the disinterested members of the Board of Directors of the Company unanimously approved the restructuring program (the "Restructuring") pursuant to which:

         (i) the Company will seek to raise up to $20 million, but not less than $12.5 million, of equity through a rights offering (the "Rights Offering");

         (ii) approximately $40.5 million of the Company's indebtedness to Ms. Chaus, consisting of $28 million of existing subordinated indebtedness (including accrued interest through January 15, 1998) and $12.5 million of indebtedness

                     BERNARD CHAUS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                  which will be owed to Josephine Chaus ("Ms. Chaus" or "J. Chaus"), will be converted into Common Stock of the Company (the "Conversion Commitment");

         (iii) a new revolving credit facility (the "New Revolving Facility"), and a new term loan facility (the "New Term Loan", and together with the New Revolving Facility, the "New Financing Agreement") was entered into with BNY Financial Corporation ("BNYF"), the Company's current working capital lender, on October 10, 1997; and

         (iv) the Company will implement a 1-for-10 reverse stock split (the "Stock Split").

         Under the proposed Restructuring, the Company's existing trade claims, which are primarily held by the Company's customers and vendors, would be unaffected.

         In connection with the Restructuring, (i) Andrew Grossman, the Company's Chief Executive Officer, has agreed in principle to relinquish all of his rights to his existing options, to the extent that they have not been exercised prior to the consummation of the Restructuring, and (ii) Ms. Chaus has agreed in principle to relinquish all of her rights to her existing warrants, to the extent that they have not been exercised prior to the consummation of the Restructuring.

         The Company currently intends that employees holding options will be offered the right to exchange such options for new options. See Note 9.

         Consummation of the Restructuring is subject to (i) the approval by the Company's stockholders of (a) the Stock Split, (b) the issuance of 10,510,910 shares of Common Stock of the Company to J. Chaus in connection with the Conversion Commitment, (c) the sale by the Company of 6,988,635 shares to J. Chaus in connection with the Purchase Commitment (as defined below), and
(d) the sale by the Company of up to 1,747,160 shares to J. Chaus in connection with the Standby Commitment (as defined below), and (ii) the absence of any litigation or governmental action challenging or seeking to enjoin the Rights Offering which in the sole judgment of the Company makes it inadvisable to proceed with the Rights Offering. Accordingly, until such conditions are satisfied, there can be no assurance that the Restructuring will be consummated. It is presently contemplated that the Restructuring will be consummated by January 15, 1998. Ms. Chaus, Chairwoman of the Board, a principal stockholder of the Company, and the owner of a majority of the Company's Common Stock, has advised the Company that she intends to vote her shares in favor of all matters relating to the Restructuring, thereby assuring stockholder approval of such matters.

         The Company recorded a $2.3 million restructuring charge in the fourth quarter of fiscal 1997 for costs to be incurred in connection with the Restructuring, which was announced in June 1997. The costs incurred relate to the closing of the Company's outlet stores (such as professional fees, lease termination expenses, and write-off of fixed assets), in addition to professional fees and other expenses associated with the implementation of the Company's proposed Restructuring. In addition, the Company recorded a $1.1 million charge to cost of goods sold related to the liquidation of the retail outlet store inventory.

         The following table sets forth the consolidated capitalization of the Company as of June 30, 1997 and the unaudited pro forma consolidated capitalization of the Company after giving effect to the Restructuring as if the Restructuring had occurred at June 30, 1997.

                     BERNARD CHAUS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	The following table sets forth the consolidated capitalization of the Company as of June 30, 1997 and the unaudited pro forma consolidated capitalization of the Company after giving effect to the Restructuring if certain items had occurred at June 30, 1997. Such items include (i) the subordinated indebtedness owed and to be owed to Josephine Chaus, being converted by J. Chaus into Common Stock of the Company, (ii) as part of the Rights Offering, the Company raising at least $12.5 million of equity (less expenses of the Rights Offering of $.5 million) from the principal stockholder and/or other stockholders, (iii) $12.5 million in respect of borrowings previously guaranteed by Ms. Chaus being satisfied in full out of proceeds from the BNYF--J. Chaus Loan, and (iv) obtaining the New Term Loan in the amount of $15 million.

                                                 As of
                                             June 30, 1997
                                  --------------------------------------
                                     Actual                  Pro forma
                                     ------                  ---------
Total Debt
   Bank Debt                       $  37,756                 $      -
   Subordinated Promissory Notes      26,374                        -
   Term Loan-Bank                    -                         15,000
                                  ----------                 --------
         Total debt                   64,130                   15,000
Total stockholders' deficiency       (57,060)                  (6,186)
                                  -----------                ---------
         Total capitalization     $    7,070                 $  8,814
                                  ==========                 ========

         Although there can be no assurance, the Company believes that it will have adequate resources after the consummation of the Restructuring.

8.       SUBORDINATED PROMISSORY NOTES

         The Company had outstanding at June 30, 1997, $26.4 million, including accrued interest at 12% per annum, of subordinated promissory notes payable to Josephine Chaus, certain of which were originally issued on June 30, 1986 and the remainder of which were issued in February and March 1991 (the "Subordinated Notes"). The Company has been prohibited from making payments of principal or interest on the Subordinated Notes since 1993 (with the exception of principal payments of approximately $0.5 million, $0.3 million and $0.3 million in November 1993, February 1994 and August 1994, respectively) as a result of restrictive covenants under the Old Bank Debt Agreement. In connection with the public offering, Ms. Chaus extended the maturity date of the Subordinated Notes (which were to mature on July 1, 1996) to July 1, 1998.

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

         In connection with the Restructuring, Ms. Chaus has agreed to convert all indebtedness owed to her by the Company into Common Stock. See Notes 6 and 7.

                     BERNARD CHAUS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9. EMPLOYEE BENEFIT PLANS

Pension Plan:

         Pursuant to a collective bargaining agreement, all of the Company's union employees are covered by a defined benefit pension plan. Pension expense amounted to approximately $53,000, $105,000 and $69,000 in fiscal 1995, 1996 and 1997, respectively. As of December 31, 1996, the actuarial present value of the accumulated vested and non-vested plan benefits amounted to $0.5 million and net assets available for benefits amounted to $0.5 million. Actuarial assumptions related to weighted average interest rate and weighted average rate of return were 8.0% and 8.5%, respectively, for each of 1995, 1996 and 1997.

Savings Plan:

         The Company has a savings plan (the "Savings Plan") under which eligible employees may contribute a percentage of their compensation and the Company (subject to certain limitations) will match 50% of the employee's contribution. Company contributions will be invested half in the Common Stock of the Company and half in investment funds selected by the participant and are subject to vesting provisions of the Savings Plan. Expense under the Savings Plan was approximately $0.2 in each of fiscal 1995, 1996 and 1997. An aggregate of 100,000 shares of Common Stock has been reserved for issuance under the Savings Plan.

Restricted Stock Plan:

         In November 1987, the Company's stockholders approved the adoption of a restricted stock plan (the "Restricted Plan"). Pursuant to the Restricted Plan, 250,000 restricted shares of the Company's Common Stock were reserved for allocation to key employees of the Company. The restrictions on the shares terminate as to 25 percent of such shares on each anniversary of their date of allocation. As of June 30, 1997, no restricted shares have been granted under this plan.

Stock Option Plan:

         Pursuant to the Company's 1986 Stock Option Plan, as amended (the "Option Plan"), the Company may grant to eligible individuals incentive stock options, as defined in the Internal Revenue Code, and non-incentive stock options. At the annual meeting of stockholders in November 1993, the stockholders approved the increase in the number of shares of Common Stock with respect to which options may be granted from 1,500,000 shares to 2,500,000 shares. No stock options may be granted subsequent to 2006 and the exercise price may not be less than 100% of the fair market value on the date of grant for incentive stock options and 85% of the fair market value on the date of grant for non-incentive stock options.

         In connection with the Restructuring, the Company currently intends that employees holding options will be offered the right to exchange such options for new options.

                     BERNARD CHAUS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Grossman Option Plan:

         At the annual meeting of stockholders in November 1994, the stockholders approved the issuance of options for the Company's new Chief Executive Officer (the "Grossman Option Plan") to purchase 3,000,000 shares of Common Stock. Of this amount, 1,500,000 options were granted in September 1994 (and included in the followingtable), and the balance were granted in September 1995 in connection with the extension of the term of his employment agreement. The Company and Mr. Grossman are currently negotiating amendments to his employment agreement. See Note 11.


Total Options Reserved for Issuance

         At June 30, 1997, a total of approximately 4,936,000 shares of Common Stock were reserved for issuance under the Stock Option, Savings and Grossman Option Plans.

                                                    NON-INCENTIVE
                                                    STOCK OPTIONS
                                       ----------------------------------------

                                          NUMBER               EXERCISE
                                        OF SHARES              PRICE RANGE
                                        ---------              -----------

Outstanding at July 1, 1994             1,419,148              $1.875--$9.375
Options granted                         2,186,688              $2.250--$4.750
Options canceled                         (555,428)             $2.000--$9.375
Options exercised                        (183,550)             $2.000--$4.750
                                       ----------              --------------

Outstanding at June 30, 1995            2,866,858              $1.875--$4.875
Options granted                         2,064,000              $3.625--$5.875
Options canceled                         (687,201)             $1.875--$5.875
Options exercised                        ( 70,643)             $1.875--$4.880
                                      -----------              --------------

Outstanding at June 30, 1996            4,173,014              $1.875--$5.625
Options granted                            95,000              $2.375--$3.125
Options canceled                          (67,006)             $2.000--$4.880
Options exercised                          (6,250)             $2.000--$2.000
                                      ------------             --------------

Outstanding at June 30, 1997            4,194,758              $1.875--$5.625
                                      ============             ==============

         The stock options become exercisable in annual 25% increments commencing one year after issuance. As of June 30, 1997 options to purchase approximately 1,205,000 shares were exercisable.

Stock Based Compensation:

         All stock options are granted at fair market value of the Common Stock at grant date. The weighted average fair value of stock options granted during 1997 and 1996 was $1.93 and $3.29, respectively. The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for the grants in 1996: risk-free interest rate of 6.38%; expected dividend yield of 0%; expected life of 3.05 years; and expected volatility of 97.25%. The outstanding stock options at June 30, 1997 have

                     BERNARD CHAUS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

a weighted average contractual life of 7.68 years. The number of stock options exercisable at June 30, 1997 was 4,219,758. These options have a weighted average exercise price of $3.85 per share.

         The Company accounts for the stock option plans in accordance with the Accounting Principles Board Opinion No. 25, under which no compensation cost is recognized for stock option awards. Had compensation cost been determined consistent with Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), the Company's pro forma net loss for 1997 and 1996 would have been $19,658 and $26,469, respectively. The Company's pro forma net loss per share for 1997 and 1996 would have been $0.73 and $1.10, respectively. Because the SFAS 123 method of accounting has not been applied to options granted prior to 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

10.      1994 RESTRUCTURING PLAN AND UNUSUAL EXPENSES

         Relative to the 1994 Restructuring Plan discussed in Note 1, during the first fiscal quarter of 1995 the Company recorded restructuring expenses of $1.2 million. These costs primarily related to employee severance as the Company continued to reduce overhead costs.

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


11. COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

Lease Obligations:

         The Company leases showroom, distribution and office facilities, retail outlet facilities and equipment under various noncancellable operating lease agreements which expire through 2006. In connection with the Restructuring, the Company will close all of its retail outlet stores (other than the retail outlet store located at the Company's Secaucus facility, the space for which is leased by the Company as part of its warehouse lease) by the end of January 1998. See Note 7. Rental expense for the years ended June 30, 1995, 1996 and 1997 was approximately 7.0 million, $5.8 million, and $4.7 respectively.

                     BERNARD CHAUS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

         The minimum aggregate rental commitments at June 30, 1997 are as follows (in thousands):

               Fiscal year ending:
               1998 ..............................           $3,460
               1999 ..............................            2,318
               2000 ..............................            2,000
               2001 ..............................              610
               2002 ..............................              436
               Subsequent to 2002 ...............               576
                                                             ------
                                                             $9,400
                                                             ======

         The above table reflects rental commitments under the present lease agreements including approximately $4.9 million related to retail store leases. Under the proposed Restructuring, the Company plans to close substantially all of its retail outlet stores (see Note 1). The lease termination cost associated with these closings is approximately $800,000.

Letters of Credit:

         The Company is contingently liable under letters of credit issued by banks to cover contractual commitments for merchandise purchases of approximately $13.6 million at June 30, 1997.

Litigation:

          On April 19, 1993, a Class Action Complaint was filed in the Superior Court of New Jersey, Hudson County, against the Company and others, including the lead underwriter of the Company's 1986 initial public offering, alleging common law fraud and negligent misrepresentation in the sale of the Company's stock in its initial public offering. During fiscal 1996 the Company reached settlement regarding these claims for approximately $0.3 million, which expense had been provided for in a prior year. In connection with the Class Action Complaint, a claim for indemnification was asserted by the Company's former Underwriters against the Company. The indemnification claim demanded repayment of the legal fees and expenses incurred by the Underwriters in connection with the consolidated class actions entitled Phifer v. Chaus, et al. During fiscal 1996 the Company reached settlement regarding this matter for approximately $0.8 million, which expense had been provided for in a prior year.

         The Company is a defendant in an action which was commenced in federal district court in New York by the Equal Employment Opportunity Commission ("EEOC") on behalf of three patternmakers, each of whom was terminated by the Company in late 1995. The complaint alleges discrimination on the basis of age and national origin. The Company was served with the complaint on April 7, 1997. The complaint seeks equitable relief, including (i) reinstatement of the three individuals at issue, (ii) an injunction against the Company engaging in age or national-origin discrimination, and (iii) an order that the Company carry out an affirmative action program for individuals over 40 and for individuals of Italian and/or non-Asian origin. The complaint also seeks back pay, front pay, liquidated damages, compensatory damages, punitive damages, and the EEOC's costs in the action. The Company will answer the complaint and deny the material allegations of the complaint and intends to vigorously oppose the action.

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

                     BERNARD CHAUS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Employment Agreement:

         The Company has entered into a number of employment agreements with various senior executives. In addition to his $1 million salary, Mr. Grossman is entitled to a bonus equal to 5% of the Company's annual net profits, as defined, for the duration of his agreement, which expires in 2004. The Company and Mr. Grossman are currently negotiating amendments to his employment agreement and it is anticipated that a restated and amended employment agreement will be executed in the near term. It is expected that such amendments will, among other things, include a cash bonus based upon the Company's performance, the grant of new stock options in substitution for his existing stock options, and the waiver by Mr. Grossman of his entitlement to five percent (5%) of the Company's annual net profits, as currently provided in his employment agreement.


Nautica License Agreement

         In September 1995, the Company entered into a license agreement (the "Nautica License Agreement") with Nautica Apparel Inc. ("Nautica"), pursuant to which the Company will arrange for the manufacture of, market, distribute and sell a new women's career and casual sportswear line under the Nautica name. The initial term of the Nautica License Agreement runs through December 31, 1999, and is thereafter renewable, at the option of the Company, for up to two periods of three years each, provided that certain conditions are met (including the successful attainment of certain sales targets and the requirement that Andrew Grossman continue in his position as Chief Executive Officer during the term of the Nautica License Agreement). The Company's obligations include minimum royalty and advertising payments.

         Pursuant to the terms of the Nautica License Agreement, the Company has granted Nautica a ten-year option to purchase up to 150,000 shares of the Company's Common Stock at a purchase price of $5.00 per share (the closing price of the Common Stock on the NYSE on September 6, 1995, the date the Company entered into the Nautica License Agreement).

12.               COMMON STOCK OFFERING

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

                                                                   SCHEDULE II

                      BERNARD CHAUS, INC. & SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS

                                                                 ADDITIONS
                                               BALANCE AT        CHARGED TO                   BALANCE
                                                BEGINNING        COSTS AND                    AT END
DESCRIPTION                                     OF YEAR           EXPENSES     DEDUCTIONS     OF YEAR
-----------                                     -------           --------     ----------     -------
                                                                           (IN THOUSANDS)
Year ended June 30, 1997
  Allowance for doubtful accounts .......        $   378        $     (20)   $      17 (1)     $   341
                                                 =======        =========    =========        ========

  Reserve for sales discounts and
    customer allowances and deductions ..         $4,692          $18,976    $  18,634 (2)     $ 5,034
                                                   -----          -------    ---------         --------

  Accrued restructuring expenses ........        $   196          $ 1,850    $     196 (4)     $ 1,850
                                                 -------          -------    ---------         -------

Year ended June 30, 1996
  Allowance for doubtful accounts .......        $   619          $   (70)   $     171 (1)     $   378
                                                 -------          -------    ---------         -------

  Reserve for sales discounts and
    customer allowances and deductions ..         $3,607          $17,519    $  16,434 (2)     $ 4,692
                                                  ------           ------    ---------         --------

  Accrued restructuring expenses ........         $2,804          $     0    $   2,608 (4)     $   196
                                                  ------         --------    ---------         -------

Year ended June 30, 1995
  Allowance for doubtful accounts .......         $  355          $   225    $     (39)(1)     $   619
                                                  ------          --------   ---------         -------

  Reserve for sales discounts and
    customer allowances and deductions ..         $5,985          $33,695    $  36,073 (2)     $ 3,607
                                                  ------           -------   ---------         -------

  Accrued restructuring expenses ........         $4,079          $ 1,200    $   2,475 (3)     $ 2,804
                                                  ------         ---------   ---------         -------




--------------
1  Uncollectible accounts written off.

2  Allowances charged to reserve and granted to customers.

3  Reversal of provision no longer required and expenses charged to reserve.

4  Expenses charged to reserve.