Form 10-K/A
period 1997-06-30
CHAUS BERNARD INC
filed 1997-11-07
CIK 793983

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-K/A
            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                    For the fiscal year ended June 30, 1997
                                       or
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                       For the transition period from to

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

         The aggregate market value of the voting stock held by non-affiliates of the registrant on October 6, 1997 was $11,120,002 .

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

        Date                      Class                  Shares Outstanding
        ----                      -----                  ------------------
   October 6, 1997     Common Stock, $0.01 par value         26,277,274

                                                       LOCATION IN FORM 10-K IN
         DOCUMENTS INCORPORATED BY REFERENCE              WHICH INCORPORATED
         -----------------------------------              ------------------
                     None

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

         (c)      Exhibits filed herewith are denoted by an (*)

         (d)      Exhibits previously filed are denoted by an (**):

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






                                                                                      SEQUENTIALLY
                                                                                        NUMBERED
EXHIBIT NO.                                                                              PAGES
-----------                                                                              -----
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

**10.75   Commitment Letter dated as of June 26, 1997, between the Company and
          BNY Financial Corp.

**10.76   Cash Collateral Deposit Letter dated as of July 23, 1997, between
          Josephine Chaus and BNY Financial Corp.

**10.77   Cash Collateral Deposit Letter dated as of October 10, 1997, between
          Josephine Chaus and BNY Financial Corp.

**10.78   Amended and Restated Cash Collateral Deposit Letter dated as of
          October 10, 1997, between Josephine Chaus and BNY Financial Corp.

**10.79   Second Restated and Amended Financing Agreement dated as of October
          10, 1997, between the Company and BNY Financial Corp.

  21 List of Subsidiaries of the Company (incorporated by reference to Exhibit 21 of the Company's Form 10-K for the year ended June 30,
          1995).

*27      Financial Data Schedule.

--------------
*  Filed herewith.
** Previously filed.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment to the Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, on November 6, 1997.

                                            BERNARD CHAUS, INC.


                                            By: /s/  Barton Heminover
                                                -------------------------------
                                                Barton Heminover
                                                Vice President -- Corporate
                                                Controller and Assistant
                                                Secretary