Form 10-Q
period 1997-09-30
CHAUS BERNARD INC
filed 1997-11-14
CIK 793983

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                ----------------

                                   FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.

               For the quarterly period ended September 30, 1997

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.

     For the transition period from ________________ to __________________.


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


                -----------------------------------------------
              Former name, former address and former fiscal year,
                          if changed since last report

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days Yes  X    No     .
                                            -----    -----

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Date                      Class                   Shares Outstanding
      ----                      -----                   ------------------
November 7, 1997     Common Stock, $0.01 par value          26,277,274

                      BERNARD CHAUS, INC. AND SUBSIDIARIES

                                     INDEX


PART I    FINANCIAL INFORMATION
                                                                      PAGE
Item 1.   Financial Statements (Unaudited)

          Condensed Consolidated Balance Sheets as of
          September 30, 1997, June 30, 1997 and
          September 30, 1996                                               3

          Condensed Consolidated Statements of Operations
          for the Three Months ended September 30, 1997 and 1996           4

          Condensed Consolidated Statements of Cash Flows
          for the Three Months ended September 30, 1997 and 1996           5

          Notes to Condensed Consolidated Financial Statements           6-8

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                           9-14

PART II   OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                                15


SIGNATURES                                                                16

PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements

                      BERNARD CHAUS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
         (In thousands, except number of shares and per share amounts)

                                           September 30,   June 30,  September 30,
                                               1997          1997        1996
                                               ----          ----        ----
                                            (Unaudited)               (Unaudited)
ASSETS
Current Assets
 Cash and cash equivalents                   $     236    $     330    $     210
 Accounts receivable, net                       29,159        7,451       23,384
 Inventories                                    22,549       23,746       20,997
 Prepaid expenses and other current assets         565          568          755
                                             ---------    ---------    ---------
   Total current assets                         52,509       32,095       45,346
Fixed assets-- net                               1,157        1,295        1,764
Other assets                                       782          748        1,056
                                             ---------    ---------    ---------
                                             $  54,448    $  34,138    $  48,166
                                             =========    =========    =========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities
  Notes payable-- banks                      $  56,178    $  37,756    $  38,356
  Accounts payable                              19,003       19,825       19,942
  Accrued expenses                               5,822        5,393        5,776
  Accrued restructuring expenses                 1,383        1,850           64
                                             ---------    ---------    ---------
    Total current liabilities                   82,386       64,824       64,138
Subordinated promissory notes                   27,121       26,374       24,264
                                             ---------    ---------    ---------
                                               109,507       91,198       88,402
STOCKHOLDERS' DEFICIENCY
  Preferred stock, $.01 par value,
    authorized shares -- 1,000,000;
    outstanding shares -- none
  Common stock, $.01 par value;
    authorized shares -- 50,000,000;
    issued shares -- 26,899,974 at
    September 30, 1997, June 30, 1997
    and September 30, 1996                         269          269          269
  Additional paid-in capital                    65,463       65,463       65,463
  Deficit                                     (119,311)    (121,312)    (104,488)
  Less:  Treasury stock at
           cost (622,700 shares)                (1,480)      (1,480)      (1,480)
                                             ---------    ---------    ---------

     Total stockholders' deficiency            (55,059)     (57,060)     (40,236)
                                             ---------    ---------    ---------
                                             $  54,448    $  34,138    $  48,166
                                             =========    =========    =========

See accompanying notes to condensed consolidated financial statements.

                      BERNARD CHAUS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
         (In thousands, except number of shares and per share amounts)

                                              For the Quarter Ended
                                           September 30,   September 30,
                                               1997            1996
                                           ------------    ------------
                                                   (Unaudited)

Net sales                                  $     58,856    $     48,010
Cost of goods sold                               44,432          35,532
                                           ------------    ------------
Gross profit                                     14,424          12,478

Selling, general and
  administrative expenses                        10,051          10,255
                                           ------------    ------------
Income from operations                            4,373           2,223

Interest and other income, net                       (3)              6
Interest expense                                 (2,319)         (1,838)
                                           ------------    ------------
Income before income taxes                        2,051             391
Income taxes                                         50              30
                                           ------------    ------------

Net income                                 $      2,001    $        361
                                           ============    ============

Net income per share                       $       0.08    $       0.01
                                           ============    ============

Weighted average number of
  common and common
  equivalent shares outstanding              26,277,000      26,838,000
                                           ============    ============




See accompanying notes to condensed consolidated financial statements.

                      BERNARD CHAUS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                    For the Quarter Ended
                                                September 30,   September 30,
                                                    1997            1996
                                                ------------    ------------
                                                         (Unaudited)
OPERATING ACTIVITIES
 Net income                                        $  2,001       $    361
 Adjustments to reconcile net income
    to net cash used in operating activities:
     Depreciation and amortization                      196            268
     Provision for losses on accounts receivable         20             20
     Deferred interest on
         subordinated promissory notes                  747            676
 Changes in operating assets and liabilities:
     Accounts receivable                            (21,728)       (15,409)
     Inventories                                      1,197            259
     Prepaid expenses and other assets                    8           (465)
     Accounts payable                                  (822)         2,507
     Accrued expenses                                   429           (280)
     Accrued restructuring expenses                    (467)          (132)
                                                   --------       --------
 Net Cash Used In Operating Activities              (18,419)       (12,195)
                                                   --------       --------

INVESTING ACTIVITIES
 Purchases of fixed assets                              (73)          (134)
 Purchases of in-store fixtures                         (24)          --
                                                   --------       --------
Net Cash Used In Investing Activities                   (97)          (134)
                                                   --------       --------

FINANCING ACTIVITIES
 Net proceeds from short-term bank borrowings        18,422         12,279
 Net proceeds from exercise of options                    0             13
                                                   --------       --------
Net Cash Provided By Financing Activities            18,422         12,292
                                                   --------       --------

 Decrease in cash and cash equivalents                  (94)           (37)
 Cash and Cash Equivalents, Beginning of Quarter        330            247
                                                   --------       --------
 Cash and Cash Equivalents, End of Quarter         $    236       $    210
                                                   ========       ========

Cash Paid for:
   Taxes                                                  7             13
   Interest                                           1,483            996


See accompanying notes to condensed consolidated financial statements.

                      BERNARD CHAUS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
            Quarters Ended September 30, 1997 and September 30, 1996


1.       Summary  Of Significant Accounting Policies

         Basis of Presentation: The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending June 30, 1998 or any other period. The balance sheet at June 30, 1997 has been derived from the audited financial statements at that date. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 1997.

         Net Income Per Share: Net income per share has been computed by dividing the applicable net income by the weighted average number of common shares outstanding and common stock equivalents, if applicable.

2.       Inventories

         Inventories (principally finished goods) are stated at the lower of cost, using the first-in first-out (FIFO) method, or market. Included in inventories is merchandise in transit of approximately $7.0 million at September 30, 1997, $8.5 million at June 30, 1997 and $7.8 million at September 30, 1996.

3.       New Financing Agreement

         On October 10, 1997, the Company and BNY Financial Corporation, a wholly-owned subsidiary of The Bank of New York ("BNYF"), entered into a new revolving credit facility (the "New Revolving Facility") and a new term loan facility (the "New Term Loan" and, together with the New Revolving Facility, the "New Financing Agreement") which amended and restated in its entirety the Company's February 1995 financing agreement with BNYF, as amended (the
"Old Bank Debt Agreement"). The New Financing Agreement amends certain provisions of the Old Bank Debt Agreement and provides for maximum availability of $81.0 million, and overadvances of up to $12.8 million. The New Financing Agreement also amends certain financial covenants contained in the Old Bank Debt Agreement. The New Financing Agreement provides for certain additional events of default, among which are the default by Josephine Chaus, Chairwoman of the Board, a principal stockholder of the Company and the owner of a majority of the Company's Common Stock ("Josephine Chaus" or "Ms. Chaus"), under the Bank Debt Put (as defined below), and the failure by the Company to close all of its retail outlets by the end of January 1998.

                      BERNARD CHAUS, INC. AND SUBSIDIARIES

         The New Financing Agreement consists of two facilities: (i) the New Revolving Facility which is a $66.0 million five-year revolving credit line with a $20.0 million sublimit for letters of credit, and (ii) the New Term Loan which is a $15.0 million term loan facility. Each facility matures on December 31, 2002.

         Interest on the New Revolving Facility accrues at 1/2 of 1% above the Prime Rate and is payable on a monthly basis, in arrears. Interest on the New Term Loan accrues at an interest rate ranging from 1/2 of 1% above the Prime Rate to 1 1/2% above the Prime Rate, which interest rate will be determined, from time to time, based upon the Company's availability under the New Revolving Facility. With the exception of warrants issued to BNYF (as discussed below), the Company's execution of the New Financing Agreement did not require the payment of any commitment, closing, administration or facility fees. The New Financing Agreement provides for service charges and letter of credit fees on substantially the same terms as those existing under the Old Bank Debt Agreement. As part of the New Financing Agreement, BNYF's existing warrants were extinguished, and BNYF received new warrants to purchase 500,000 shares of the Company's Common Stock.

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

         As an inducement to BNYF to enter into the New Financing Agreement, Ms. Chaus has agreed with BNYF that she will purchase, at the option of BNYF, a $2.5 million junior participation in the New Financing Agreement in the event that (i) an event of default occurs under the New Financing Agreement prior to May 15, 1998, or (ii) the Rights Offering is not consummated prior to May 15, 1998 (the "Bank Debt Put").

         The New Financing Agreement contains financial covenants requiring, among other things, the maintenance of minimum levels of tangible net worth, working capital and maximum permitted loss (minimum permitted profit).

4.       Proposed Restructuring of Indebtedness

         In June 1997, the Company announced a proposed restructuring program to be implemented by the Company. In September 1997, the disinterested members of the Board of Directors of the Company unanimously approved the restructuring plan (the "Restructuring") pursuant to which: (i) the Company will seek to raise, through an offer of rights to subscribe ("Rights"), up to $20.0 million, but not less than $12.5 million, of equity through a rights offering to all shares of Common Stock of the Company (the "Rights Offering") of 13,977,270 shares of Common Stock of the Company (on a post stock split basis); (ii) approximately $40.5 million of the Company's indebtedness to Ms. Chaus, consisting of $28.0 million of existing subordinated indebtedness (including accrued interest through January 15, 1998) and $12.5 million of

                      BERNARD CHAUS, INC. AND SUBSIDIARIES

indebtedness which will be owed to Ms. Chaus, will be converted into Common Stock of the Company; (iii) the New Financing Agreement (entered into on October 10, 1997); and (iv) the Company will implement a reverse stock split of the Company's Common Stock such that every ten (10) shares of Common Stock would be converted into one (1) share of Common Stock. In addition, the Company's retail outlet stores will be liquidated during the second quarter of fiscal 1998. In connection with the Restructuring, BNYF has agreed that the credit support, described above, heretofore provided by Ms. Chaus, will be terminated once the New Financing Agreement becomes effective. Consummation of the Restructuring is subject to the approval of certain aspects of the Restructuring by the stockholders of the Company. Accordingly, until such approval is obtained, there can be no assurances that the Restructuring will occur or be consummated. It is presently contemplated that the Restructuring will be consummated by January 31, 1998. Ms. Chaus, Chairwoman of the Board, a principal stockholder of the Company, and the owner of a majority of the Company's Common Stock, has advised the Company that she intends to vote her shares in favor of all matters relating to the Restructuring, thereby assuring stockholder approval of such matters.

         The following table sets forth the consolidated capitalization of the Company as of September 30, 1997 and the unaudited pro forma consolidated capitalization of the Company after giving effect to the Restructuring as if certain items had occurred at September 30, 1997. Such items include (i) subordinated indebtedness owed and to be owed to Josephine Chaus, being converted into Common Stock of the Company, (ii) as part of the Rights Offering, the Company raising at least $12.5 million of equity (less expenses of the Rights Offering of $0.5 million) from Ms. Chaus and/or other stockholders, (iii) $12.5 million in respect of borrowings previously guaranteed by Ms. Chaus being satisfied in full out of proceeds from a loan made by BNYF to Ms. Chaus, and (iv) obtaining the New Term Loan in the amount of $15.0 million.

                                                       As of
                                                 September 30, 1997
                                              Actual         Pro forma
                                              ------         ---------
Total Debt
   Bank Debt                                 $  56,178        $  16,678
   Subordinated Promissory Notes                27,121              --
   Term Loan                                      --             15,000
                                             ---------        ---------
         Total debt                             83,299           31,678
Total stockholders' deficiency                 (55,059)          (3,438)
                                             ---------        ---------
         Total capitalization                $  28,240        $  28,240
                                             =========        =========

         Although there can be no assurance, the Company believes that if the Restructuring is consummated, the Company will have adequate resources to operate its business assuming it meets its business plan.

                      BERNARD CHAUS, INC. AND SUBSIDIARIES

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

         In the quarter ended September 30, 1997, net sales increased by $10.8 million or 22.6% as compared to the quarter ended September 30, 1996. This sales increase was primarily due to an increase in sales at regular and incentive prices of the Company's Chaus product lines. Units shipped increased by approximately 21.6% with a nominal increase in the average selling price.

         In the quarter ended September 30, 1997, gross profit increased by $1.9 million as compared to the quarter ended September 30, 1996 as a result of the increase in the Company's net sales. Gross profit as a percentage of net sales decreased to 24.5% in the quarter ended September 30, 1997 from 26.0% in the comparable quarter last year primarily due to lower gross profit percentage associated with the Company's Nautica licensed product line and its retail outlet stores, partially offset by an increase in its Chaus product lines.

         Selling, general and administrative expenses decreased by $0.2 million in the quarter ended September 30, 1997 as compared to the quarter ended September 30, 1996, primarily due to decreases in payroll and payroll related items by approximately $0.1 million, and decreases in other selling, general and administrative expenses of approximately $0.1 million. As a percentage of net sales, selling, general and administrative expenses decreased to 17.1% for the quarter ended September 30, 1997 from 21.4% for the comparable quarter ended September 30, 1996, because expenses remained relatively constant as sales increased.

         Interest expense in the quarter ended September 30, 1996 increased $0.5 million as compared with the corresponding quarter of the prior fiscal year primarily as a result of higher average bank borrowings.

Financial Position, Liquidity and Capital Resources

General

         Net cash used in operating activities was $18.4 million in the quarter ended September 30, 1997 as compared to $12.2 million in the quarter ended September 30, 1996. The net cash used in operating activities resulted primarily from increases in accounts receivable ($21.7 million), partially offset by a decrease in inventory ($1.2 million) and net income ($2.0 million).

Old Bank Debt Agreement

         The Company and BNYF (as defined below) entered into a financing agreement in July 1991, which was amended and restated effective as of February 21, 1995 and further amended, effective as of September 28, 1995 (the "September 1995 Amendment"), May 9, 1996 (the "May 1996 Amendment"), September 17, 1996 (the "September 1996 Amendment"), January 31, 1997 (the "January 1997 Amendment"), March 21, 1997 (the "March 1997 Amendment"), April 1, 1997 (the "April 1, 1997 Amendment") and April 29, 1997 (the "April 29, 1997 Amendment")

                      BERNARD CHAUS, INC. AND SUBSIDIARIES

(collectively, the "Old Bank Debt Agreement"). The Old Bank Debt Agreement provided the Company with a $72.0 million credit facility for letters of credit and direct borrowings, with a sublimit for loans and advances ranging between $40.0 and $58.0 million. The amount of financing available was based upon a formula incorporating eligible receivables and inventory, cash balances, other collateral and permitted overadvances, all as defined in the Old Bank Debt Agreement. At September 30, 1997, the Company had availability of approximately $5.7 million (inclusive of overadvance availability) under the Old Bank Debt Agreement. The Company's obligations under the Old Bank Debt Agreement were secured by the Company's accounts receivable, inventory and trademarks.

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

         Interest on direct borrowings was payable monthly at an annual rate equal to the higher of (i) The Bank of New York's prime rate (8.50% at September 30, 1997) plus 0.5% (The Bank of New York prime rate plus 1.5% in the event the Company's overadvance position exceeded the allowable overadvances) or (ii) the Federal Funds Rate (5.625% at September 30, 1997) in effect plus 1% (Federal Funds Rate in effect plus 2% in the event the Company's overadvance position exceeded the allowable overadvances). There was an annual commitment fee of 0.375% of the unused portion of the line, payable monthly, and letter of credit fees equal to 0.125% of the outstanding letter of credit balance, payable monthly. The Old Bank Debt Agreement required the payment of minimum service charges of $0.6 million per annum. In connection with the May 1996 Amendment, BNYF was paid a fee of $25,000, and additional fees of $10,000 per month through December 1996 were provided for, with BNYF agreeing to provide specified levels of overadvances up to $10.0 million through the same period. In connection with the Waiver, BNYF was paid a fee of $25,000 and the Company issued certain warrants to BNYF.

New Financing Agreement

         On October 10, 1997, the Company and BNY Financial Corporation, a wholly-owned subsidiary of The Bank of New York ("BNYF"), entered into a new revolving credit facility (the "New Revolving Facility") and a new term loan facility (the "New Term Loan" and, together with the New Revolving Facility, the "New Financing Agreement") which amended and restated in its entirety the Old Bank Debt Agreement. The New Financing Agreement amends certain provisions of the Old Bank Debt Agreement and provides for maximum availability of $81.0 million, and overadvances of up to $12.8 million. The New Financing Agreement also amends certain financial covenants contained in the Old Bank Debt Agreement. The New Financing Agreement provides for certain additional events of default, among which are the default by Josephine Chaus, Chairwoman of the Board, a principal stockholder of the Company and the owner of a majority of the Company's Common Stock ("Josephine Chaus" or "Ms. Chaus"), under the Bank Debt Put (as defined below), and the failure by the Company to close all of its retail outlets by the end of January 1998.

                      BERNARD CHAUS, INC. AND SUBSIDIARIES

         The New Financing Agreement consists of two facilities: (i) the New Revolving Facility which is a $66.0 million five-year revolving credit line with a $20.0 million sublimit for letters of credit, and (ii) the New Term Loan which is a $15.0 million term loan facility. Each facility matures on December 31, 2002.

         Interest on the New Revolving Facility accrues at 1/2 of 1% above the Prime Rate and is payable on a monthly basis, in arrears. Interest on the New Term Loan accrues at an interest rate ranging from 1/2 of 1% above the Prime Rate to 1 1/2% above the Prime Rate, which interest rate will be determined, from time to time, based upon the Company's availability under the New Revolving Facility. With the exception of warrants issued to BNYF (as discussed below), the Company's execution of the New Financing Agreement did not require the payment of any commitment, closing, administration or facility fees. The New Financing Agreement provides for service charges and letter of credit fees on substantially the same terms as those existing under the Old Bank Debt Agreement. As part of the New Financing Agreement, BNYF's existing warrants were extinguished, and BNYF received new warrants to purchase 500,000 shares of the Company's Common Stock.

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

         As an inducement to BNYF to enter into the New Financing Agreement, Ms. Chaus has agreed with BNYF that she will purchase, at the option of BNYF, a $2.5 million junior participation in the New Financing Agreement in the event that (i) an event of default occurs under the New Financing Agreement prior to May 15, 1998, or (ii) the Rights Offering is not consummated prior to May 15, 1998 (the "Bank Debt Put").

         The New Financing Agreement contains financial covenants requiring, among other things, the maintenance of minimum levels of tangible net worth, working capital and maximum permitted loss (minimum permitted profit).

Credit Support

         Josephine Chaus has arranged for a letter of credit (the "Letter of Credit") in various amounts since April 1994 in return for which BNYF has increased the availability under the Old Bank Debt Agreement. In consideration for credit support provided by Ms. Chaus to the Company prior to February 1995, Ms. Chaus was granted warrants (the "1994 Warrants"), exercisable through November 22, 1999, to purchase an aggregate of 1,216,500 shares of Common Stock at prices ranging between $2.25 and $4.62 per share. As part of the negotiations with BNYF in connection with the Old Bank Debt Agreement, in February 1995 Josephine Chaus increased the Letter of Credit to $10.0 million and extended its term to October 31, 1995 (the "February 1995 Increase/Extension"). In addition, in February 1995, Ms. Chaus provided a $5.0 million personal guarantee (the "$5.0 Million Guarantee"), to be in effect during the Old Bank Debt Agreement's term. In September 1995,

                      BERNARD CHAUS, INC. AND SUBSIDIARIES

Ms. Chaus further extended the term of the Letter of Credit to January 31, 1996 (the "September 1995 Extension"). In consideration of her provision of the February 1995 Increase/Extension, the $5.0 Million Guarantee and the September 1995 Extension, a special committee consisting of disinterested members of the Board of Directors of the Company (the "Special Committee") authorized the issuance to Ms. Chaus of warrants (the "1995 Warrants") to purchase an aggregate of 1,580,000 shares of Common Stock at prices ranging between $4.05 and $6.75 per share. The issuance of the 1995 Warrants was approved at the 1995 Annual Meeting of Stockholders. The issuance of the 1994 Warrants, the warrants for the February 1995 Increase/Extension and the warrants for the $5.0 Million Guarantee was recorded in fiscal 1995 at a value of $1.1 million, and was included as a charge to interest expense with a corresponding increase to additional paid-in capital. The issuance of the warrants for the September 1995 Extension was recorded in the second quarter of fiscal 1996 at a value of $0.2 million, and was included as a charge to interest expense with a corresponding increase to additional paid-in capital. Ms. Chaus received warrant compensation for her provision of the $5.0 Million Guarantee only through October 31, 1995. Thereafter, for each three month period of the $5.0 Million Guarantee, she has received cash compensation of $50,000, as authorized by the Special Committee.

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

                      BERNARD CHAUS, INC. AND SUBSIDIARIES

of cash compensation payable to Ms. Chaus for her guaranty, to $125,000 for each three month period of the $12.5 Million Guarantee.

         Ms. Chaus previously entered into a deposit letter dated July 23, 1997 (the "July Deposit Letter") pursuant to which she provided $10.0 million in cash collateral to secure the Bank Debt (as defined below) in substitution for the letter of credit previously provided by her. The July Deposit Letter was amended on October 10, 1997 to provide that the $10.0 million in cash collateral shall be held as collateral to secure indebtedness under the New Financing Agreement. Immediately prior to the consummation of the Rights Offering (as defined below), and subject to the other conditions of the Restructuring (as defined below) being satisfied, such collateral will be released and used by Ms. Chaus to purchase shares of Common Stock issuable to her upon the exercise of the Rights, in satisfaction of her agreement to exercise her full $10.0 million subscription (the "Purchase Commitment") in connection with the Rights Offering.

         On October 10, 1997, in substitution for the $12.5 Million Guarantee previously provided by Ms. Chaus, she entered into a deposit letter (the "October Deposit Letter") pursuant to which she provided $12.5 million in cash collateral and secured the secured bank debt owing to BNYF by the Company (the "Bank Debt"). The cash collateral was provided from the proceeds of a loan made by BNYF to Ms. Chaus. Immediately prior to the consummation of the Rights Offering, and subject to the other conditions to the Restructuring being satisfied, the $12.5 million in cash collateral will be released and used to retire $12.5 million of the Bank Debt. As a result of such repayment, the Company will become indebted to Ms. Chaus for $12.5 million, and Ms. Chaus shall become subrogated to the rights of BNYF with respect to such loan amount (the "Subrogated Loan"). Pursuant to the terms of the Subrogated Loan, the Subrogated Loan will, immediately thereafter, be exchanged by Ms. Chaus for shares of Common Stock of the Company. Pursuant to the New Financing Agreement, in the event that the Rights Offering is not consummated by May 15, 1998, the cash collateral held under the July Deposit Letter and the October Deposit Letter will be applied by BNYF to retire $22.5 million of the Bank Debt.

Subordinated Debt

         The Company had outstanding at September 30, 1997 $27.1 million of subordinated notes payable to Josephine Chaus (the "Subordinated Notes"). In connection with the Company's November 1995 public offering, Ms. Chaus extended the maturity date of the Subordinated Notes (which were to mature on July 1, 1996) to July 1, 1998. The Company has been unable to pay principal or interest, with certain exceptions, under the Subordinated Notes as a result of covenants in the Old Bank Debt Agreement. The Subordinated Notes will, as part of the Restructuring, be exchanged for equity.

Proposed Restructuring of Indebtedness

         In June 1997, the Company announced a proposed restructuring program to be implemented by the Company. In September 1997, the disinterested members of the Board of Directors of the Company unanimously approved the restructuring plan (the "Restructuring") pursuant to which: (i) the Company will seek to raise, through an offer of rights to subscribe ("Rights"), up to $20.0

                      BERNARD CHAUS, INC. AND SUBSIDIARIES

million, but not less than $12.5 million, of equity through a rights offering to all shares of Common Stock of the Company (the "Rights Offering") of 13,977,270 shares of Common Stock of the Company (on a post stock split basis);
(ii) approximately $40.5 million of the Company's indebtedness to Ms. Chaus, consisting of $28.0 million of existing subordinated indebtedness (including accrued interest through January 15, 1998) and $12.5 million of indebtedness which will be owed to Ms. Chaus, will be converted into Common Stock of the Company; (iii) the New Financing Agreement (entered into on October 10, 1997); and (iv) the Company will implement a reverse stock split of the Company's Common Stock such that every ten (10) shares of Common Stock would be converted into one (1) share of Common Stock. In addition, the Company's retail outlet stores will be liquidated during the second quarter of fiscal 1998. The proceeds of the Rights Offering will be used to repay amounts due under the New Financing Agreement. Subject to stockholder approval, Ms. Chaus has agreed to exercise her full $10.0 million Purchase Commitment and to subscribe for up to an additional $2.5 million of Common Stock, if and to the extent that the Company's other stockholders do not purchase at least that amount of stock in the Rights Offering. As described above, it is anticipated that Ms. Chaus will satisfy her $10.0 million Purchase Commitment through the contribution of funds currently used as credit support for the Company's Bank Debt. In connection with the Restructuring, BNYF has agreed that the credit support, described above, heretofore provided by Ms. Chaus, will be terminated once the New Financing Agreement becomes effective. Consummation of the Restructuring is subject to the approval of certain aspects of the Restructuring by the stockholders of the Company. Accordingly, until such approval is obtained, there can be no assurances that the Restructuring will occur or be consummated. It is presently contemplated that the Restructuring will be consummated by January 31, 1998. Ms. Chaus, Chairwoman of the Board, a principal stockholder of the Company, and the owner of a majority of the Company's Common Stock, has advised the Company that she intends to vote her shares in favor of all matters relating to the Restructuring, thereby assuring stockholder approval of such matters.

 Future Financing Requirements

         At September 30, 1997, the Company had a working capital deficiency of $29.9 million. The Company requires the availability of sufficient cash flow and borrowing capacity to finance its existing product lines and to develop and market its licensed Nautica product lines. The Company expects to satisfy such requirements through cash flow from operations, borrowings under the New Financing Agreement and proceeds from the Rights Offering.

         Although there can be no assurance, the Company believes that if the Restructuring is consummated, the Company will have adequate resources to operate its business assuming it meets its business plan.

         The foregoing discussion contains forward-looking statements which are based upon current expectations and involve a number of uncertainties, including continuation of the favorable trend in the Company's sales, retail market conditions, consumer acceptance of the Company's products, stockholder approval of certain matters related to the Restructuring and consummation of the Restructuring.

                      BERNARD CHAUS, INC. AND SUBSIDIARIES

PART II - OTHER INFORMATION

Item 6.      Exhibits and Reports on Form 8-K.

        (a)  Attached hereto as Exhibits are the following:

             10.80 Agreement dated October 10, 1997, between the Company and BNY Financial Corp. issuing 125,000 warrants to purchase Common Stock of the Company.

             10.81 Agreement dated October 10, 1997, between the Company and BNY Financial Corp. issuing 375,000 warrants to purchase Common Stock of the Company.

             10.82 Executive Employment Agreement dated October 28, 1997, between the Company and Lynn Buechner.

             27       Financial Data Schedule

        (b) The Company filed no reports on Form 8-K during the quarter ended September 30, 1997.

                      BERNARD CHAUS, INC. AND SUBSIDIARIES


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    BERNARD CHAUS, INC.
                                    (Registrant)



Date: November 13, 1997             By:  /s/ Josephine Chaus
                                       -------------------------------------
                                    JOSEPHINE CHAUS
                                    Chairwoman of the Board and
                                    Office of the Chairman



Date: November 13, 1997             By:  /s/ Andrew Grossman
                                       -------------------------------------
                                    ANDREW GROSSMAN
                                    Chief Executive Officer and
                                    Office of the Chairman



Date: November 13, 1997             By:  /s/ Bart Heminover
                                       -------------------------------------
                                    BART HEMINOVER
                                    Vice President -- Corporate Controller