Form 10-Q
period 1997-12-31
CHAUS BERNARD INC
filed 1998-02-17
CIK 793983

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                                  -----------

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                For the quarterly period ended December 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from               to                    .


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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


         Date                      Class                    Shares Outstanding
         ----                      -----                    ------------------
February 9, 1998        Common Stock, $0.01 par value           27,115,907

                      BERNARD CHAUS, INC. AND SUBSIDIARIES

                                     INDEX



PART I            FINANCIAL INFORMATION

Item 1.           Financial Statements (Unaudited)                         PAGE

                  Condensed Consolidated Balance Sheets as of
                  December 31, 1997, June 30, 1997 and
                  December 31, 1996                                           3

                  Condensed Consolidated Statements of Operations
                  for the Six Months and Quarters ended
                  December 31, 1997 and 1996                                  4

                  Condensed Consolidated Statements of Cash Flows
                  for the Six Months and Quarters ended
                  December 31, 1997 and 1996                                  5

                  Notes to Condensed Consolidated Financial Statements    6 - 8

Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                    9 - 15

PART II           OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K                           16


SIGNATURES                                                                   17

                      BERNARD CHAUS, INC. AND SUBSIDIARIES

PART I -- FINANCIAL INFORMATION
Item 1.  Financial Statements

                      BERNARD CHAUS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
         (In thousands, except number of shares and per share amounts)

                                                                    December 31,  June 30,   December 31,
                                                                       1997         1997         1996
                                                                     ---------    ---------    ---------
                                                                    (Unaudited)               (Unaudited)
ASSETS
Current Assets
 Cash and cash equivalents                                           $     481    $     330    $      39
 Accounts receivable, net                                               12,526        7,451        7,124
 Inventories                                                            14,627       23,746       19,020
 Prepaid expenses and other current assets                                 955          568          787
                                                                     ---------    ---------    ---------
   Total current assets                                                 28,589       32,095       26,970
Fixed assets-- net                                                         829        1,295        1,584
Other assets                                                               617          748        1,003
                                                                     ---------    ---------    ---------
                                                                     $  30,035    $  34,138    $  29,557
                                                                     =========    =========    =========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities
  Notes payable-- banks                                              $  23,087    $  37,756    $  29,906
  Accounts payable                                                      14,155       19,825       13,639
  Accrued expenses                                                       6,090        5,393        5,559
  Accrued restructuring expenses                                           185        1,850         --
  Term loan-- current                                                    1,000         --           --
                                                                     ---------    ---------    ---------
    Total current liabilities                                           44,517       64,824       49,104
Subordinated promissory notes                                           27,888       26,374       24,957
Term loan                                                               14,000         --           --
                                                                     ---------    ---------    ---------
                                                                        86,405       91,198       74,061
STOCKHOLDERS' DEFICIENCY
  Preferred stock, $.01 par value,
    authorized shares -- 1,000,000;
    outstanding shares -- none
  Common stock, $.01 par value;
    authorized shares -- 50,000,000;
    issued shares -- 2,689,997 at
    December 31, 1997, June 30, 1997
    and December 31, 1996                                                   27           27           27
  Additional paid-in capital                                            65,705       65,705       65,705
  Deficit                                                             (120,622)    (121,312)    (108,756)
  Less:  Treasury stock, at cost --
     62,270 shares at December 31, 1997,
     June 30, 1997 and December 31, 1996                                (1,480)      (1,480)      (1,480)
                                                                     ---------    ---------    ---------

     Total stockholders' deficiency                                    (56,370)     (57,060)     (44,504)
                                                                     ---------    ---------    ---------
                                                                     $  30,035    $  34,138    $  29,557
                                                                     =========    =========    =========


See accompanying notes to condensed consolidated financial statements.

                      BERNARD CHAUS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
         (In thousands, except number of shares and per share amounts)

                                                       For the Six                            For the
                                                     Months Ended                        Quarter Ended
                                                      December 31,                        December 31,
                                                     1997           1996                 1997           1996
                                                ------------   ------------          -----------    --------
                                                            (Unaudited)                         (Unaudited)
Net sales                                          $105,951       $ 86,094             $ 47,095       $ 38,084
Cost of goods sold                                   80,241         65,746               35,809         30,214
                                                   --------       --------             --------       --------
Gross profit                                         25,710         20,348               11,286          7,870

Selling, general &
  administrative expenses                            20,231         20,428               10,180         10,173
                                                   --------       --------             --------       --------
Income (loss) from operations                         5,479            (80)               1,106         (2,303)

Interest and other income, net                           45             41                   48             35
Interest expense                                     (4,739)        (3,832)              (2,420)        (1,994)
                                                   --------       --------             --------       --------
  Income (loss) before income taxes                     785         (3,871)              (1,266)        (4,262)
Income taxes                                             95             36                   45              6
                                                   --------       --------             --------       --------

Net income (loss)                                  $    690       $ (3,907)            $ (1,311)      $ (4,268)
                                                   ========       ========             ========       ========

Basic earnings (loss) per share                    $   0.10       $  (0.58)            $  (0.20)      $  (0.64)
                                                   ========       ========             ========       ========

Weighted average number of common
  and common equivalent shares
  outstanding                                     6,687,000      6,687,000            6,687,000      6,687,000
                                                 ==========     ==========           ==========     ==========


See accompanying notes to condensed consolidated financial statements.

                      BERNARD CHAUS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                            For the Six Months Ended
                                                           December 31,   December 31,
                                                               1997           1996
                                                           ------------   ------------
                                                                  (Unaudited)
OPERATING ACTIVITIES
 Net income (loss)                                          $    690       $ (3,907)
 Adjustments to reconcile net income (loss)
    to net cash used in operating activities:
     Depreciation and amortization                               348            461
     Provision (credit) for losses on accounts receivable         38            (60)
     Deferred interest on
         subordinated promissory notes                         1,514          1,369
 Changes in operating assets and liabilities:
     Accounts receivable                                      (5,113)           931
     Inventories                                               9,119          2,236
     Prepaid expenses and other assets                          (302)          (444)
     Accounts payable                                         (5,670)        (3,796)
     Accrued expenses                                            697           (497)
     Accrued restructuring expenses                           (1,434)          (196)
                                                            --------       --------
 Net Cash Used In Operating Activities                          (113)        (3,903)
                                                            --------       --------

 INVESTING ACTIVITIES
  Purchases of fixed assets                                      (42)          (147)
  Purchases of in-store fixtures                                 (25)          --
 Net Cash Used In Investing Activities                           (67)          (147)
                                                            --------       --------

 FINANCING ACTIVITIES
  Net (payments) proceeds from short-term
     bank borrowings                                         (14,669)         3,829
  Net proceeds from issuance of term loan                     15,000           --
  Net proceeds from exercise of options                            0             13
                                                            --------       --------
  Net Cash Provided By Financing Activities                      331          3,842
                                                            --------       --------

  Increase (decrease) in cash and cash equivalents               151           (208)
  Cash and Cash Equivalents, Beginning of Period                 330            247
                                                            --------       --------
  Cash and Cash Equivalents, End of Period                  $    481       $     39
                                                            ========       ========

  Cash Paid for:
   Taxes                                                           7             27
   Interest                                                    1,483          2,197


See accompanying notes to condensed consolidated financial statements.

                      BERNARD CHAUS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
            Six Months Ended December 31, 1997 and December 31, 1996


1. Summary Of Significant Accounting Policies

         Basis of Presentation: The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months and quarter ended December 31, 1997 are not necessarily indicative of the results that may be expected for the year ending June 30, 1998 or any other period. The balance sheet at June 30, 1997 has been derived from the audited financial statements at that date. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 1997.

         Basic Earnings (Loss) Per Share

         All share and per share data reflects the 1 for 10 reverse stock split which was effected December 9, 1997. Basic earnings (loss) per share has been computed by dividing the applicable net income by the weighted average number of common shares outstanding.

         The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128 Earnings Per Share which was required to be adopted for interim and annual periods ending after December 15, 1997. The statement requires that the "bonus element" related to the issuance of rights at less than fair value in connection with the Rights Offering, completed on January 23, 1998, be included in the computation of basic earnings per share on a retroactive basis. As a result, prior year share and per share results have been restated. The effect of this "bonus element" increases the number of weighted average common shares outstanding from 2,628,000 to 6,687,000 shares outstanding for all periods presented.

2. Inventories

         Inventories (principally finished goods) are stated at the lower of cost, using the first-in first-out (FIFO) method, or market. Included in inventories is merchandise in transit of approximately $9.8 million at December 31, 1997, $8.5 million at June 30, 1997 and $7.9 million at December 31, 1996.

                     BERNARD CHAUS, INC. AND SUBSIDIARIES

3. New Financing Agreement

         On October 10, 1997, the Company and BNY Financial Corporation, a wholly-owned subsidiary of The Bank of New York ("BNYF"), entered into a new revolving credit facility (the "New Revolving Facility") and a new term loan facility (the "New Term Loan" and, together with the New Revolving Facility, the "New Financing Agreement") which amended and restated in its entirety the Company's February 1995 financing agreement with BNYF, as amended (the "Old Bank Debt Agreement). The New Financing Agreement amended certain provisions of the Old Bank Debt Agreement and provides for maximum availability of $81.0 million, and overadvances of up to $12.8 million. The New Financing Agreement also amended certain financial covenants contained in the Old Bank Debt Agreement. The New Financing Agreement provides for certain additional events of default, among which are the default by Josephine Chaus, Chairwoman of the Board, a principal stockholder of the Company and the owner of a majority of the Company's Common Stock ("Josephine Chaus" or "Ms. Chaus"), under the Bank Debt Put (as defined below), and the failure by the Company to close all of its retail outlets by the end of January 1998. The Company closed all of its retail outlets prior to January 14, 1998 and, as of January 26, 1998, the Bank Debt Put was no longer applicable.

         The New Financing Agreement consists of two facilities: (i) the New Revolving Facility which is a $66.0 million five-year revolving credit line with a $20.0 million sublimit for letters of credit, and (ii) the New Term Loan which is a $15.0 million term loan facility. Each facility matures on December 31, 2002. In January 1998 an aggregate of $22.5 million held by BNYF as cash collateral was applied by BNYF to retire $22.5 million of the revolving credit line in connection with the Company's Restructuring (as defined below).

         Interest on the New Revolving Facility accrues at 1/2 of 1% above the Prime Rate (8.5% at December 31, 1997) and is payable on a monthly basis, in arrears. Interest on the New Term Loan accrues at an interest rate ranging from 1/2 of 1% above the Prime Rate to 1 1/2% above the Prime Rate, which interest rate will be determined, from time to time, based upon the Company's availability under the New Revolving Facility. With the exception of warrants issued to BNYF (as discussed below), the Company's execution of the New Financing Agreement did not require the payment of any commitment, closing, administration or facility fees. The New Financing Agreement provides for service charges and letter of credit fees on substantially the same terms as those existing under the Old Bank Debt Agreement. As part of the New Financing Agreement, BNYF's existing warrants were extinguished, and BNYF received new warrants to purchase 500,000 shares of the Company's Common Stock.

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

         As an inducement to BNYF to enter into the New Financing Agreement, Ms. Chaus agreed with BNYF that she will purchase, at the option of BNYF, a $2.5 million junior participation in the New Financing Agreement in the event that (i) an event of default occurs under the New Financing

                      BERNARD CHAUS, INC. AND SUBSIDIARIES

Agreement prior to May 15, 1998, or (ii) the Rights Offering (as defined below) is not consummated prior to May 15, 1998 (the "Bank Debt Put"). The Rights Offering was consummated on January 26, 1998 and, therefore, the Bank Debt Put was no longer applicable. Refer to Note 4.

         The New Financing Agreement contains financial covenants requiring, among other things, the maintenance of minimum levels of tangible net worth, working capital and maximum permitted loss (minimum permitted profit).

4. Restructuring of Indebtedness

         In June 1997, the Company announced a proposed restructuring program to be implemented by the Company. In September 1997, the disinterested members of the Board of Directors of the Company unanimously approved the restructuring plan (the "Restructuring") which provided for the following: (i) the Company would raise, through an offer of rights to subscribe ("Rights"), up to $20.0 million, but not less than $12.5 million, of equity through a rights offering to all shares of Common Stock of the Company (the "Rights Offering") of up to 13,977,270 shares of Common Stock of the Company (on a post stock split basis);
(ii) the conversion of approximately $40.6 million of the Company's indebtedness to Ms. Chaus, consisting of $28.1 million of existing subordinated indebtedness (including accrued interest through January 15, 1998) and $12.5 million of indebtedness which will be owed to Ms. Chaus, into 10,510,910 shares of Common Stock of the Company; (iii) the New Financing Agreement; (iv) the implementation of a reverse stock split of the Company's Common Stock such that every ten (10) shares of Common Stock would be converted into one (1) share of Common Stock; and (v) the liquidation of the Company's retail outlet stores during the second quarter of fiscal 1998. On October 10, 1997, the Company entered into the New Financing Agreement. On December 9, 1997, the reverse stock split described in (iv) above became effective. Prior to January 14, 1998, the Company closed all of its retail outlet stores as referenced in (v) above. On January 26, 1998, the Rights Offering described in (i) above was consummated. On January 29, 1998, the conversion of indebtedness into equity described in (ii) above was completed.

         The following table sets forth the consolidated capitalization of the Company as of December 31, 1997 and the unaudited pro forma consolidated capitalization of the Company after giving effect to the Restructuring as if certain items had occurred at December 31, 1997. Such items include (i) subordinated indebtedness owed and to be owed to Josephine Chaus being converted into 10,510,910 shares of Common Stock of the Company, (ii) as part of the Rights Offering, the Company raised $20.0 million of equity (less expenses of the Rights Offering of $0.9 million) from Ms. Chaus and/or other stockholders, and (iii) $12.5 million in respect of borrowings previously guaranteed by Ms. Chaus being satisfied in full out of proceeds from a loan made by BNYF to Ms. Chaus.

                      BERNARD CHAUS, INC. AND SUBSIDIARIES

                                                            As of
                                                       December 31, 1997
                                                       -----------------
                                                   Actual             Pro forma
                                                   ------             ---------
Total Debt
   Bank Debt                                      $ 23,807             $   --
   Subordinated Promissory Notes                    27,888                 --
   Term Loan                                        15,000              15,000
                                                  --------             -------
         Total debt                                 65,975              15,000
Total stockholders' (deficiency) equity            (56,370)              3,118
                                                  --------             -------
         Total capitalization                     $  9,605              18,118
                                                  ========             =======

         Although there can be no assurance, the Company believes that, with the consummation of the Restructuring, the Company will have adequate resources to meet its needs for the foreseeable future, assuming it meets its business plan.

                      BERNARD CHAUS, INC. AND SUBSIDIARIES

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

Results of Operations

         For the six months ended December 31, 1997, net sales increased by $19.9 million or 23.1% as compared to the six months ended December 31, 1996. Net sales for the quarter ended December 31, 1997 increased by $9.0 million or 23.7% as compared to the quarter ended December 31, 1996. The sales increases for the six months and the quarter ended December 31, 1997 as compared to the comparable periods last year are primarily due to an increase in sales at regular and incentive prices of the Company's Chaus product lines. For the six months ended December 31, 1997, units shipped increased by approximately 7.8% with a 9.5% increase in average selling price from the comparable period last year. For the quarter ended December 31, 1997 average selling prices increased by 25.3% from the comparable period last year as a result of the Company's ability to increase its selling price per unit and decrease its sales to off price vendors. Units shipped decreased by 8.4% for the quarter ended December 31, 1997 from the comparable period last year due to a decrease in sales to off price vendors.

         As a percentage of net sales, gross profit increased to 24.3% and 24.0% for the six months and quarter ended December 31, 1997, respectively, as compared to 23.6% and 20.7% for the comparable periods last year. The increase in gross profit as a percentage of net sales for both the six months and the quarter is primarily due to improved gross margins on the Chaus product lines partially offset by a decrease in gross margins associated with the Company's Nautica licensed product line.

         Selling, general and administrative expenses decreased by $0.2 million for the six months ended December 31, 1997 as compared to the six months ended December 31, 1996 primarily due to a decrease in payroll related expenses. Selling, general and administrative expenses remained approximately the same for the quarter ended December 31, 1997 and December 31, 1996. As a percentage of net sales, selling, general and administrative expenses decreased to 19.1% and 21.6% for the six months and quarter ended December 31, 1997, respectively, as compared to 23.7% and 26.7% for the comparable periods last year. These decreases resulted primarily from the Company's ability to keep expenses relatively constant as net sales increased.

         Interest expense for the six months and quarter ended December 31, 1997 increased by 23.7% and 21.4%, respectively, as compared to the comparable periods last year primarily as a result of higher average bank borrowings and an increase in interest rates.

Financial Position, Liquidity and Capital Resources

General

         Net cash used in operating activities was $0.3 million for the six months ended December 31, 1997 as compared to $3.9 million for the six months ended December 31, 1996. The decrease in net cash used in operating activities resulted primarily from a $9.1 million

                      BERNARD CHAUS, INC. AND SUBSIDIARIES

decrease in inventory and net income of $0.7 million offset by a decrease in accounts payable of $5.7 million and an increase in accounts receivable of $5.1 million.

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

         The Old Bank Debt Agreement contained certain financial covenants including covenants regarding the Company's tangible net worth deficit and working capital deficiency. In addition to a cap on personal property leases, the Company was also prohibited from declaring or paying dividends or making other distributions on its capital stock, with certain exceptions. In a Waiver, dated May 5, 1997 (the "Waiver"), BNYF waived covenant compliance with net worth, working capital and quarterly minimum profit requirements for the period ended March 31, 1997.

         Interest on direct borrowings was payable monthly at an annual rate equal to the higher of (i) The Bank of New York's prime rate (8.50% at December 31, 1997) plus 0.5% (The Bank of New York prime rate plus 1.5% in the event the Company's overadvance position exceeded the allowable overadvances) or (ii) the Federal Funds Rate (5.625% at September 30, 1997) in effect plus 1% (Federal Funds Rate in effect plus 2% in the event the Company's overadvance position exceeded the allowable overadvances). There was an annual commitment fee of 0.375% of the unused portion of the line, payable monthly, and letter of credit fees equal to 0.125% of the outstanding letter of credit balance, payable monthly. The Old Bank Debt Agreement required the payment of minimum service charges of $0.6 million per annum. In connection with the May 1996 Amendment, BNYF was paid a fee of $25,000, and additional fees of $10,000 per month through December 1996 were provided for, with BNYF agreeing to provide specified levels of overadvances up to $10.0 million through the same period. In connection with the Waiver, BNYF was paid a fee of $25,000 and the Company issued certain warrants to BNYF.

New Financing Agreement

         On October 10, 1997, the Company and BNY Financial Corporation, a wholly-owned subsidiary of The Bank of New York ("BNYF"), entered into a new revolving credit facility (the "New Revolving Facility") and a new term loan facility (the "New Term Loan" and, together with the New Revolving Facility, the "New Financing Agreement") which amended and restated in its

                      BERNARD CHAUS, INC. AND SUBSIDIARIES

entirety the Old Bank Debt Agreement. The New Financing Agreement amended certain provisions of the Old Bank Debt Agreement and provides for maximum availability of $81.0 million, and overadvances of up to $12.8 million. At December 31, 1997, the Company had availability of approximately $9.3 million (inclusive of overadvance availability) under the New Financing Agreement. The New Financing Agreement also amended certain financial covenants contained in the Old Bank Debt Agreement. The New Financing Agreement provides for certain additional events of default, among which are the default by Josephine Chaus, Chairwoman of the Board, a principal stockholder of the Company and the owner of a majority of the Company's Common Stock ("Josephine Chaus" or "Ms. Chaus"), under the Bank Debt Put (as defined below), and the failure by the Company to close all of its retail outlets by the end of January 1998. The Company closed all of its retail outlets prior to January 14, 1998 and, as of January 26, 1998, the Bank Debt Put was no longer applicable.

         The New Financing Agreement consists of two facilities: (i) the New Revolving Facility which is a $66.0 million five-year revolving credit line with a $20.0 million sublimit for letters of credit, and (ii) the New Term Loan which is a $15.0 million term loan facility. Each facility matures on December 31, 2002. In January 1998 an aggregate of $22.5 million held by BNYF as cash collateral was applied by BNYF to retire $22.5 million of the revolving credit line in connection with the Company's Restructuring (as defined below).

         Interest on the New Revolving Facility accrues at 1/2 of 1% above the Prime Rate (8.5% at December 31, 1997) and is payable on a monthly basis, in arrears. Interest on the New Term Loan accrues at an interest rate ranging from 1/2 of 1% above the Prime Rate to 1 1/2% above the Prime Rate, which interest rate will be determined, from time to time, based upon the Company's availability under the New Revolving Facility. With the exception of warrants issued to BNYF (as discussed below), the Company's execution of the New Financing Agreement did not require the payment of any commitment, closing, administration or facility fees. The New Financing Agreement provides for service charges and letter of credit fees on substantially the same terms as those existing under the Old Bank Debt Agreement. As part of the New Financing Agreement, BNYF's existing warrants were extinguished, and BNYF received new warrants to purchase 212,500 shares of the Company's Common Stock on a post stock split basis.

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

                      BERNARD CHAUS, INC. AND SUBSIDIARIES

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

                      BERNARD CHAUS, INC. AND SUBSIDIARIES

Guarantee, the Special Committee approved an increase in the amount of cash compensation payable to Ms. Chaus for her guaranty, to $100,000 for each three month period of the $10.0 Million Guarantee.

         In connection with the September 1996 Amendment, Ms. Chaus agreed to extend the Letter of Credit to July 31, 1997 (the "July 1997 Extension"), increase the amount of the $10.0 Million Guarantee by $2.5 million to $12.5 million (the "$12.5 Million Guarantee") and fully collateralize the $12.5 Million Guarantee. In connection with the July 1997 Extension, the Special Committee approved the payment of cash compensation to Ms. Chaus of $100,000 for each additional three month period of the Letter of Credit as extended from January 31, 1997 to July 31, 1997. For her provision of the $12.5 Million Guarantee, the Special Committee approved an increase in the amount of cash compensation payable to Ms. Chaus for her guaranty, to $125,000 for each three month period of the $12.5 Million Guarantee. Such increased amount was paid to Ms. Chaus through January 29, 1998 (on a pro-rated basis).

         Ms. Chaus previously entered into a deposit letter dated July 23, 1997 (the "July Deposit Letter") pursuant to which she provided $10.0 million in cash collateral to secure the Bank Debt (as defined below) in substitution for the letter of credit previously provided by her. The July Deposit Letter was amended on October 10, 1997 to provide that the $10.0 million in cash collateral shall be held as collateral to secure indebtedness under the New Financing Agreement. On January 23, 1998, in connection with the Rights Offering, such collateral was released and used by Ms. Chaus to purchase shares of Common Stock issuable to her upon the exercise of subscription rights, in satisfaction of her agreement to exercise her full $10.0 million subscription (the "Purchase Commitment") in connection with the Rights Offering.

         On October 10, 1997, in substitution for the $12.5 Million Guarantee previously provided by Ms. Chaus, she entered into a deposit letter (the "October Deposit Letter") pursuant to which she provided $12.5 million in cash collateral and secured the secured bank debt owing to BNYF by the Company (the "Bank Debt"). The cash collateral was provided from the proceeds of a loan made by BNYF to Ms. Chaus. On January 29, 1998, pursuant to the terms of a cash collateral deposit release letter, the $12.5 million in cash collateral was released to BNYF and used to retire $12.5 million of the Bank Debt. As a result of such repayment, the Company became indebted to Ms. Chaus for $12.5 million, and Ms. Chaus became subrogated to the rights of BNYF with respect to such loan amount (the "Subrogated Loan") until the Subrogated Loan and the Subordinated Notes (as defined below) were converted into 10,510,910 shares of Common Stock of the Company. Pursuant to the terms of a conversion agreement dated as of January 29, 1998, the Subrogated Loan and the Subordinated Notes were converted by Ms. Chaus into 10,510,910 shares of Common Stock of the Company.

         The cash collateral held under the July Deposit Letter and the October Deposit Letter was applied by BNYF to retire $22.5 million of the Bank Debt.

         In connection with the restructuring, Ms. Chaus relinquished, for no value, all of her rights under the 1994 Warrants, the 1995 Warrants and the 1996 Warrants.

                      BERNARD CHAUS, INC. AND SUBSIDIARIES

Subordinated Debt

         The Company had outstanding at December 31, 1997 $27.9 million of subordinated notes payable to Josephine Chaus (the "Subordinated Notes"). In connection with the Company's November 1995 public offering, Ms. Chaus extended the maturity date of the Subordinated Notes (which were to mature on July 1, 1996) to July 1, 1998. The Company has been unable to pay principal or interest, with certain exceptions, under the Subordinated Notes as a result of covenants in the Old Bank Debt Agreement. Pursuant to the terms of a conversion agreement dated as of Janaury 29, 1998, the Subrogated Loan and the Subordinated Notes were converted by Ms. Chaus into 10,510,910 shares of Common Stock of the Company.

Restructuring of Indebtedness

         In June 1997, the Company announced a proposed restructuring program to be implemented by the Company. In September 1997, the disinterested members of the Board of Directors of the Company unanimously approved the restructuring plan (the "Restructuring") which provided for the following: (i) the Company would raise, through an offer of rights to subscribe ("Rights"), up to $20.0 million, but not less than $12.5 million, of equity through a rights offering to all shares of Common Stock of the Company (the "Rights Offering") of up to 13,977,270 shares of Common Stock of the Company (on a post stock split basis);
(ii) the conversion of approximately $40.6 million of the Company's indebtedness to Ms. Chaus, consisting of $28.1 million of existing subordinated indebtedness (including accrued interest through January 15, 1998) and $12.5 million of indebtedness which will be owed to Ms. Chaus, into 10,510,910 shares of Common Stock of the Company; (iii) the New Financing Agreement; (iv) the implementation of a reverse stock split of the Company's Common Stock such that every ten (10) shares of Common Stock would be converted into one (1) share of Common Stock; and (v) the liquidation of the Company's retail outlet stores during the second quarter of fiscal 1998. On October 10, 1997, the Company entered into the New Financing Agreement. On December 9, 1997, the reverse stock split described in (iv) above became effective. Prior to January 14, 1998, the Company closed all of its retail outlet stores as referenced in (v) above. On January 26, 1998, the Rights Offering described in (i) above was consummated. On January 29, 1998, the conversion of indebtedness into equity described in (ii) above was completed.

Newly Adopted Accounting Standards

         The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128 Earnings Per Share which was required to be adopted for interim and annual periods ending after December 15, 1997. The statement establishes standards for computing and presenting earnings per share ("EPS") and simplifies the standards for computing EPS currently found in Accounting Principles Board ("APB") Opinion No. 15, Earnings Per Share. Common stock equivalents under APB No. 15, with the exception of contingently issuable shares (shares issuable for little or no cash consideration), are no longer included in the calculation of primary, or basic EPS. Under SFAS No. 128, contingently issuable shares are included in the calculation of basic EPS.

                      BERNARD CHAUS, INC. AND SUBSIDIARIES

Future Financing Requirements

         At December 31, 1997, the Company had a working capital deficiency of $15.9 million; however, on a pro forma basis, after giving effect to the rights offering and the conversion by Ms. Chaus of indebtedness owed to her by the Company into equity, the working capital is $15.7 million. The Company requires the availability of sufficient cash flow and borrowing capacity to finance its existing product lines and to develop and market its licensed Nautica product lines. The Company expects to satisfy such requirements through cash flow operations, borrowings under the New Financing Agreement and proceeds from the Rights Offering.

         Although there can be no assurance, the Company believes that, with the consummation of the Restructuring, the Company will have adequate resources to meet its needs for the foreseeable future, assuming it meets its business plan.

         The foregoing discussion contains forward-looking statements which are based upon current expectations and involve a number of uncertainties, including continuation of the favorable trend in the Company's sales, retail market conditions, consumer acceptance of the Company's products and continued ability to maintain costs and quality controls.

                      BERNARD CHAUS, INC. AND SUBSIDIARIES

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

        (a) Attached hereto as Exhibits are the following:

            10.83 Letter Agreement dated December 9, 1997 between Josephine Chaus and the Company.

            10.84 Cash Collateral Deposit Release Letter Agreement dated as of January 29, 1998 Agreement among Josephine Chaus, the Company and BNY Financial Corporation.

            10.85   Subrogated Subordinated Promissory Note dated as of
                    January 29, 1998 from the Company to Josephine Chaus in the principal amount of $12.5 million.

            10.86 Conversion Agreement dated as of January 29, 1998 between Josephine Chaus and the Company.

            27      Financial Data Schedule

        (b) The Company filed no reports on Form 8-K during the quarter ended December 31, 1997.

                      BERNARD CHAUS, INC. AND SUBSIDIARIES


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    BERNARD CHAUS, INC.
                                    (Registrant)



Date: February 17, 1998             By:  /s/ Josephine Chaus
                                    -------------------------
                                    JOSEPHINE CHAUS
                                    Chairwoman of the Board and
                                    Office of the Chairman



Date: February 17, 1998             By:  /s/ Andrew Grossman
                                    -------------------------
                                    ANDREW GROSSMAN
                                    Chief Executive Officer and
                                    Office of the Chairman



Date: February 17, 1998             By:  /s/ Barton Heminover
                                    -------------------------
                                    BARTON HEMINOVER
                                    Vice President -- Corporate Controller

                                  EXHIBIT INDEX


            10.83 Letter Agreement dated December 9, 1997 between Josephine Chaus and the Company.

            10.84 Cash Collateral Deposit Release Letter Agreement dated as of January 29, 1998 Agreement among Josephine Chaus, the Company and BNY Financial Corporation.

            10.85   Subrogated Subordinated Promissory Note dated as of
                    January 29, 1998 from the Company to Josephine Chaus in the principal amount of $12.5 million.

            10.86 Conversion Agreement dated as of January 29, 1998 between Josephine Chaus and the Company.

            27      Financial Data Schedule