Form 10-Q
period 1998-03-31
CHAUS BERNARD INC
filed 1998-05-14
CIK 793983

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

                  For the quarterly period ended MARCH 31, 1998

                                       OR

                              [ ] TRANSITION REPORT
                            PURSUANT TO SECTION 13 OR
                             15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934.

              For the transition period from __________________ to
                              __________________.

                          Commission file number 1-9169

                               BERNARD CHAUS, INC.

             (Exact Name of Registrant as Specified in its Charter)

       New York                                            13-2807386
-------------------------------                -------------------------------
(State or other jurisdiction of                (I.R.S. employer identification
 incorporation or organization)                 number)

  1410 Broadway, New York, New York                       10018
------------------------------------------------------------------------------
(Address of Principal Executive Offices)               (Zip Code)

        Registrant's telephone number, including area code (212) 354-1280

                       ---------------------------------
Former name, former address and former fiscal year, if changed since last report

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

Yes  X     No      .
    -----    -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Date                    Class                Shares Outstanding
      -----------     -----------------------------   ------------------
      May 5, 1998     Common Stock, $0.01 par value       27,178,177
      -----------     -----------------------------   ------------------

                      BERNARD CHAUS, INC. AND SUBSIDIARIES

                                      INDEX
                                                                          PAGE
      PART I      FINANCIAL INFORMATION

      Item 1.     Financial Statements (Unaudited)

                  Condensed Consolidated Balance Sheets as of
                  March 31, 1998, June 30, 1997 and March 31, 1997            3

                  Condensed Consolidated Statements of Operations
                  for the Quarters and Nine Months ended
                  March 31, 1998 and 1997                                     4

                  Condensed Consolidated Statements of Cash Flows
                  for the Nine Months ended March 31, 1998 and 1997           5

                  Notes to Condensed Consolidated Financial Statements        6

      Item 2.     Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                    6 - 15

      PART II     OTHER INFORMATION

      Item 6.     Exhibits and Reports on Form 8-K                           16

      SIGNATURES                                                             17

PART I -- FINANCIAL INFORMATION
Item 1.  Financial Statements


                      BERNARD CHAUS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
          (In thousands, except number of shares and per share amounts)


                                                        March 31,         June 30,               March 31,
                                                          1998              1997                    1997
                                                          ----              ----                    ----
                                                       (Unaudited)                              (Unaudited)
Assets
Current Assets
     Cash and cash equivalents                               $162              $330                  $118
     Accounts receivable, net                              36,972             7,451                27,627
     Inventories                                           16,757            23,746                20,299
     Prepaid expenses and other current assets                483               568                   448
                                                        ---------       -----------           -----------
         Total current assets                              54,374            32,095                48,492
Fixed assets--net                                             900             1,295                 1,420
Other assets                                                  794               748                   758
                                                        ---------       -----------           -----------
                                                        $  56,068         $  34,138             $  50,670
                                                        =========         =========             =========

Liabilities and Stockholders' Equity
Current Liabilities
     Notes payable--banks                                 $12,655           $37,756               $48,511
     Accounts payable                                      17,297            19,825                19,026
     Accrued expenses                                       4,636             5,393                 5,209
     Accrued restructuring expenses                           261             1,850                    --
     Term loan--current                                     1,000                --                    --
                                                        ---------        ----------             ---------
         Total current liabilites                          35,849            64,824                72,746
Subordinated promissory notes                                  --            26,374                25,653
Term loan                                                  13,750                --                    --
                                                        ---------        ----------             ---------
                                                           49,599            91,198                98,399

Stockholder's Equity (Deficiency)
     Preferred stock, $.01 par value,
         authorized shares - 1,000,000,
         outstanding shares - none
     Common stock, $.01 par value,
         authorized shares -- 50,000,000;
         issued shares -- 27,178,177 at
         March 31, 1998, 2,689,997 at
         June 30, 1997 and March 31, 1997                     272                27                    27
     Additional paid-in capital                           125,224            65,705                65,705
     Deficit                                             (117,547)         (121,312)             (111,981)
     Less:  Treasury stock at cost -- 62,270 shares        (1,480)           (1,480)               (1,480)
                                                       ----------         ---------             ---------

         Total stockholders' equity (deficiency)            6,469           (57,060)              (47,729)
                                                       ----------         ---------             ---------
                                                       $   56,068         $  34,138             $  50,670
                                                       ==========         =========             =========

See accompanying notes to condensed consolidated financial statements.

                      BERNARD CHAUS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

          (In thousands, except number of shares and per share amounts)


                                                    For the Quarter Ended           For the Nine Months Ended
                                                         March  31,                          March 31,

                                                      1998         1997                 1998           1997
                                                      ----         ----                 ----           ----
                                                          (Unaudited)                         (Unaudited)

Net Sales                                           $49,827       $ 42,946             $155,778       $129,040
Cost of goods sold                                   36,105         33,562              116,346         99,308
                                                 ----------     ----------           ----------    -----------
Gross profit                                         13,722          9,384               39,432         29,732

Selling, general and
   administrative expenses                            9,480         10,618               29,711         31,046
                                                 ----------     ----------           ----------    -----------
Income (loss) from operations                         4,242         (1,234)               9,721         (1,314)


Interest and other income, net                            4             44                   49             85
Interest expense                                     (1,096)        (2,028)              (5,835)        (5.860)
                                                 ----------     ----------           ----------    -----------
Income (loss)  before income taxes                    3,150         (3,218)               3,935         (7,089)
Income taxes                                             75              7                  170             43
                                                 ----------     ----------           ----------    -----------

Net income (loss)                                  $  3,075       ($ 3,225)           $   3,765       ($ 7,132)
                                                 ==========     ==========           ==========    ===========

Basic earnings (loss) per share                   $    0.15      ($   0.48)          $     0.33     ($    1.07)
                                                 ==========     ==========           ==========    ===========

Diluted earnings (loss) per share                $     0.14     ($    0.48)          $     0.33     ($    1.07)
                                                 ==========     ==========           ==========    ===========

Weighted average number of
     common shares outstanding                   21,074,000      6,687,000           11,371,000      6,687,000
                                                 ==========     ==========           ==========    ===========

Weighted average number of
     common and common
     equivalent shares outstanding               21,389,000      6,687,000           11,371,000      6,687,000
                                                 ==========     ==========           ==========    ===========

                      BERNARD CHAUS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                         FOR THE NINE MONTHS ENDED
                                                                       March 31,              March 31,
                                                                         1998                   1997
                                                                         ----                   ----
                                                                                  (Unaudited)
OPERATING ACTIVITIES
  Net income (loss)                                                    $   3,765                ($   7,132)
  Adjustments to reconcile net income (loss)
    to net cash used in operating activities:
    Depreciation and amortization                                            484                       620
    Provision (credit) for losses on accounts receivable                      51                       (40)
    Deferred interest on subordinated promissory notes                     1,751                     2,065
    Non-cash interest expense                                                 13                        --
  Changes in operating assets and liabilities:
    Accounts receivable                                                  (29,572)                  (19,592)
    Inventories                                                            6,989                       957
    Prepaid expenses and other assets                                        302                        66
    Accounts payable                                                      (2,528)                    1,591
    Accrued expenses                                                        (757)                     (847)
    Accrued restructuring expenses                                        (1,358)                     (196)
                                                                       ---------                ----------
Net Cash Used In Operating Activities                                    (20,860)                  (22,508)
                                                                       ---------                ----------

INVESTING ACTIVITIES
  Purchases of fixed assets                                                 (207)                      (68)
  Purchases of in-store fixtures                                            (251)
                                                                       ---------                ----------
Net Cash Used In Investing Activities                                       (458)                      (68)
                                                                       ---------                ----------

FINANCING ACTIVITIES
  Net (payments) proceeds on short-term bank borrowings                  (12,601)                   22,434
  Net proceeds from isuance of term loan                                  15,000                        --
  Principal payments on term loan                                           (250)                       --
  Net proceeds from issuance of stock                                     19,001                        --
  Net proceeds from exercise of options                                       --                        13
                                                                       ---------                ----------
Net Cash Provided By Financing Activities                                 21,150                    22,447
                                                                       ---------                ----------

  Decrease in cash and cash equivalents                                     (168)                     (129)
  Cash and Cash Equivalents, Beginning of Period                             330                       247
                                                                       ---------                ----------
  Cash and Cash Equivalents, End of Period                             $     162                $      118
                                                                       =========                ==========

Cash Paid for:
  Taxes                                                                $       7                        --
  Interest                                                             $   1,483                $    3,418

Supplemental schedule of non-cash financing activities:
  Bank debt assumed by principal stockholder and
    converted to subordinated notes                                    $  12,500                        --
  Exchange of subordinated notes for common stock                      $  40,625                        --
  Issuance of warrants relating to new financing agreement             $     138                        --


See accompanying notes to condensed consolidated financial statements.

                      BERNARD CHAUS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
              Nine Months Ended March 31, 1998 and March 31, 1997

1.   Summary Of Significant Accounting Policies

     Basis of Presentation: The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months and quarter ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending June 30, 1998 or any other period. The balance sheet at June 30, 1997 has been derived from the audited financial statements at that date. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 1997.

     Earnings (Loss) Per Share

     All share and per share data reflects the 1 for 10 reverse stock split which was effected December 9, 1997. Basic earnings (loss) per share has been computed by dividing the applicable net income by the weighted average number of common shares outstanding. Diluted earnings (loss) per share has been computed by dividing the applicable net income by the weighted average number of common shares outstanding and common stock equivalents.

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

2.   Inventories

     Inventories (principally finished goods) are stated at the lower of cost, using the first-in first-out (FIFO) method, or market. Included in inventories is merchandise in transit of approximately $7.8 million at March 31, 1998, $8.5 million at June 30, 1997 and $8.1 million at March 31, 1997.

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

     Interest on the New Revolving Facility accrues at 1/2 of 1% above the Prime Rate (8.5% at March 31, 1998) and is payable on a monthly basis, in arrears. Interest on the New Term Loan accrues at an interest rate ranging from 1/2 of 1% above the Prime Rate to 1 1/2% above the Prime Rate, which interest rate will be determined, from time to time, based upon the Company's availability under the New Revolving Facility. With the exception of warrants issued to BNYF (as discussed below), the Company's execution of the New Financing Agreement did not require the payment of any commitment, closing, administration or facility fees. The New Financing Agreement provides for service charges and letter of credit fees on substantially the same terms as those existing under the Old Bank Debt Agreement. As part of the New Financing Agreement, BNYF's existing warrants were extinguished, and BNYF received new warrants (the "BNYF Warrants") to purchase an aggregate of 162,500 shares of the Company's Common Stock at prices ranging between $3.12 and $10.63 per share. The issuance of the BNYF Warrants was recorded in the third quarter of fiscal 1998 at a value of $0.1 million and was included as an increase in additional paid-in capital and will be charged to interest expense over the term of the New Financing Agreement.

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

     As an inducement to BNYF to enter into the New Financing Agreement, Josephine Chaus, Chairwoman of the Board, a principal stockholder of the Company and the owner of a majority of the Company's Common Stock ("Josephine Chaus" or "Ms. Chaus") agreed with BNYF that she would purchase, at the option of BNYF, a $2.5 million junior participation in the New Financing Agreement in the event that (i) an event of default occurred under the New Financing Agreement prior to May 15, 1998, or (ii) the Rights Offering (as defined below) was not consummated prior to May 15, 1998 (the "Bank Debt Put"). The Rights Offering was consummated on January 26, 1998 and, therefore, the Bank Debt Put was no longer applicable. Refer to Note 4.

                      BERNARD CHAUS, INC. AND SUBSIDIARIES

     The New Financing Agreement contains financial covenants requiring, among other things, the maintenance of minimum levels of tangible net worth, working capital and maximum permitted loss (minimum permitted profit).

4.   Restructuring of Indebtedness

     In June 1997, the Company announced a proposed restructuring program to be implemented by the Company. In September 1997, the disinterested members of the Board of Directors of the Company unanimously approved the restructuring plan (the "Restructuring") which provided for the following: (i) the Company would raise, through an offer of rights to subscribe ("Rights"), up to $20.0 million, but not less than $12.5 million, of equity through a rights offering to all shares of Common Stock of the Company (the "Rights Offering") of up to 13,977,270 shares of Common Stock of the Company (on a post stock split basis);
(ii) the conversion of approximately $40.6 million of the Company's indebtedness to Ms. Chaus, consisting of $28.1 million of existing subordinated indebtedness (including accrued interest through January 28, 1998) and $12.5 million of indebtedness which will be owed to Ms. Chaus, into 10,510,910 shares of Common Stock of the Company; (iii) the New Financing Agreement; (iv) the implementation of a reverse stock split of the Company's Common Stock such that every ten (10) shares of Common Stock would be converted into one (1) share of Common Stock; and (v) the liquidation of the Company's retail outlet stores during the second quarter of fiscal 1998. On October 10, 1997, the Company entered into the New Financing Agreement referred to in (iii) above. On December 9, 1997, the reverse stock split described in (iv) above became effective. Prior to January 14, 1998, the Company closed all of its retail outlet stores as referenced in (v) above. On January 26, 1998, the Rights Offering described in (i) above was consummated. On January 29, 1998, the conversion of indebtedness into equity described in
(ii) above was completed.

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

                      BERNARD CHAUS, INC. AND SUBSIDIARIES

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     For the quarter ended March 31, 1998, net sales increased by $6.9 million or 16.0% as compared to the quarter ended March 31, 1997. For the nine months ended March 31, 1998, net sales increased by $26.7 million or 20.7% as compared to the nine months ended March 31, 1997. The sales increase for the quarter and nine months ended March 31, 1998 as compared to the comparable periods last year is primarily due to an increase in sales at regular and incentive prices of the Company's Chaus product line, partially offset by a decrease in sales associated with the Company's Nautica licensed product line and a decrease in retail store sales. Retail store sales decreased as a result of the liquidation of the Company's retail outlet stores during the second quarter of fiscal 1998. For the quarter ended March 31, 1998, exclusive of sales associated with the retail outlet stores, units shipped increased by 9.5% with a 14.5% increase in average selling price from the comparable period last year. For the nine months ended March 31, 1998, exclusive of sales associated with the retail outlet stores, units shipped increased by 11.4% with a 12.2% increase in average selling prices from the comparable period last year. The increase in average selling prices for the quarter and the year ended March 31, 1998 resulted from the Company's ability to increase its selling price per unit and decrease its sales to off-price customers.

     As a percentage of net sales, gross profit increased to 27.5% and 25.3% for the quarter and nine months ended March 31, 1998, respectively, as compared to 21.9% and 23.0% for the quarter and nine months ended March 31, 1997. The increase in gross profit as a percentage of net sales for both the quarter and nine months is primarily due to improved gross margins on the Chaus product lines, partially offset by a decrease in gross margins associated with the Company's Nautica licensed product line.

     Selling, general and administrative expenses for the quarter and nine months ended March 31, 1998 decreased by $1.1 million and $1.3 million, respectively, as compared with the comparable periods last year. Approximately $0.9 million of the decrease for both the quarter and nine months was attributable to the closing of the Company's retail outlet stores which occurred mostly at the end of the Company's second quarter. Selling, general and administrative expenses as a percentage of net sales decreased to 19.0% and 19.1% for the quarter and nine months ended March 31, 1998, respectively, from 24.7% and 24.1% for the quarter and nine months ended March 31, 1997. Although the closing of the retail stores impacted selling, general and administrative expenses as a percent of net sales, the decrease in selling, general and administrative expenses as a percent of net sales was primarily the result of the Company's ability to keep its expenses, exclusive of the retail operations, relatively constant as its net sales, exclusive of the retail operations, increased.

     Interest expense for the quarter ended March 31, 1998 decreased by $0.9 million (or 50.0%) from the comparable period last year as a result of decreases in bank borrowings and the conversion of subordinated debt to equity in connection with the Company's Restructuring (as defined below) which was completed on January 29, 1998. Interest expense remained approximately the same for the nine months ended March 31, 1998 and March 31, 1997 as a result

                      BERNARD CHAUS, INC. AND SUBSIDIARIES

of higher average bank borrowings in the first two quarters of fiscal 1998, and increased interest rates, offset by the decreases in bank borrowings and subordinated debt related to the Company's Restructuring which was completed on January 29, 1998.

Financial Position, Liquidity and Capital Resources

General

     Net cash used in operating activities was $20.9 million for the nine months ended March 31, 1998 as compared to $22.5 million for the nine months ended March 31, 1997. Cash used in operating activities resulted primarily from a $29.6 million increase in accounts receivable, a decrease in accounts payable of $2.5 million, offset by net income of $3.8 million and a decrease in inventory of $7.0 million.

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

     Interest on direct borrowings was payable monthly at an annual rate equal to the higher of (i) The Bank of New York's prime rate (8.50% at March 31, 1998) plus 0.5% (The Bank of New York prime rate plus 1.5% in the event the Company's overadvance position exceeded the allowable overadvances) or (ii) the Federal Funds Rate (6.00% at March 31, 1998) in effect plus 1% (Federal Funds Rate in effect plus 2% in the event the Company's overadvance position exceeded the allowable overadvances). There was an annual commitment fee of 0.375% of the unused portion of the line, payable monthly, and letter of credit fees equal to 0.125% of the outstanding letter of credit balance, payable monthly. The Old Bank Debt Agreement required the payment of minimum service charges of $0.6 million per annum. In connection with the May

                      BERNARD CHAUS, INC. AND SUBSIDIARIES

1996 Amendment, BNYF was paid a fee of $25,000, and additional fees of $10,000 per month through December 1996 were provided for, with BNYF agreeing to provide specified levels of overadvances up to $10.0 million through the same period. In connection with the Waiver, BNYF was paid a fee of $25,000 and the Company issued certain warrants to BNYF.

New Financing Agreement

     On October 10, 1997, the Company and BNY Financial Corporation, a wholly-owned subsidiary of The Bank of New York ("BNYF), entered into a new revolving credit facility (the "New Revolving Facility") and a new term loan facility (the "New Term Loan" and, together with the New Revolving Facility, the "New Financing Agreement") which amended and restated in its entirety the Old Bank Debt Agreement. The New Financing Agreement amended certain provisions of the Old Bank Debt Agreement and provides for maximum availability of $81.0 million, and overadvances of up to $12.8 million. At March 31, 1998, the Company had availability of approximately $7.5 million (inclusive of overadvance availability) under the New Financing Agreement. The New Financing Agreement also amended certain financial covenants contained in the Old Bank Debt Agreement. The New Financing Agreement provides for certain additional events of default, among which are the default by Josephine Chaus, Chairwoman of the Board, a principal stockholder of the Company and the owner of a majority of the Company's Common Stock ("Josephine Chaus" or "Ms. Chaus"), under the Bank Debt Put (as defined below), and the failure by the Company to close all of its retail outlets by the end of January 1998. The Company closed all of its retail outlets prior to January 14, 1998 and, as of January 26, 1998, the Bank Debt Put was no longer applicable.

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

     Interest on the New Revolving Facility accrues at 1/2 of 1% above the Prime Rate (8.5% at March 31, 1999) and is payable on a monthly basis, in arrears. Interest on the New Term Loan accrues at an interest rate ranging from 1/2 of 1% above the Prime Rate to 1 1/2% above the Prime Rate, which interest rate will be determined, from time to time, based upon the Company's availability under the New Revolving Facility. With the exception of warrants issued to BNYF (as discussed below), the Company's execution of the New Financing Agreement did not require the payment of any commitment, closing, administration or facility fees. The New Financing Agreement provides for service charges and letter of credit fees on substantially the same terms as those existing under the Old Bank Debt Agreement. As part of the New Financing Agreement, BNYF's existing warrants were extinguished, and BNYF received new warrants (the "BNYF Warrants") to purchase an aggregate of 162,500 shares of the Company's Common Stock at prices ranging between $3.12 and $10.63 per share. The issuance of the BNYF Warrants was recorded in the third quarter of fiscal 1998 at a value of $0.1 million and was included as an increase in additional paid-in capital and will be charged to interest expense over the term of the New Financing Agreement.

                      BERNARD CHAUS, INC. AND SUBSIDIARIES

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

Credit Support

     Josephine Chaus had arranged for a letter of credit (the "Letter of Credit") in various amounts since April 1994 in return for which BNYF has increased the availability under the Old Bank Debt Agreement. In consideration for credit support provided by Ms. Chaus to the Company prior to February 1995, Ms. Chaus was granted warrants (the "1994 Warrants"), exercisable through November 22, 1999, to purchase an aggregate of 1,216,500 shares of Common Stock at prices ranging between $2.25 and $4.62 per share. As part of the negotiations with BNYF in connection with the Old Bank Debt Agreement, in February 1995 Josephine Chaus increased the Letter of Credit to $10.0 million and extended its term to October 31, 1995 (the "February 1995 Increase/Extension"). In addition, in February 1995, Ms. Chaus provided a $5.0 million personal guarantee (the "$5.0 Million Guarantee"), to be in effect during the Old Bank Debt Agreement's term. In September 1995, Ms. Chaus further extended the term of the Letter of Credit to January 31, 1996 (the "September 1995 Extension"). In consideration of her provision of the February 1995 Increase/Extension, the $5.0 Million Guarantee and the September 1995 Extension, a special committee consisting of disinterested members of the Board of Directors of the Company (the "Special Committee") authorized the issuance to Ms. Chaus of warrants (the "1995 Warrants") to purchase an aggregate of 1,580,000 shares of Common Stock at prices ranging between $4.05 and $6.75 per share. The issuance of the 1995 Warrants was approved at the 1995 Annual Meeting of Stockholders. The issuance of the 1994 Warrants, the warrants for the February 1995 Increase/Extension and the warrants for the $5.0 Million Guarantee was recorded in fiscal 1995 at a value of $1.1 million, and was included as a charge to interest expense with a corresponding increase to additional paid-in capital. The issuance of the warrants for the September 1995 Extension was recorded in the second quarter of fiscal 1996 at a value of $0.2 million, and was included as a charge to interest expense with a corresponding increase to additional paid-in capital. Ms. Chaus received warrant compensation for her provision of the $5.0 Million Guarantee only through October 31, 1995. Thereafter, for each three month period of the $5.0 Million Guarantee, she received cash compensation of $50,000, as authorized by the Special Committee.

     In connection with the September 1995 Amendment, Ms. Chaus provided the Company with an option to further extend the Letter of Credit to July 31, 1996 (the "July 1996 Option"), subject to the consummation of the Company's November 1995 public offering of Common Stock. In January 1996, the Company exercised the July 1996 Option to extend the Letter of Credit to

                      BERNARD CHAUS, INC. AND SUBSIDIARIES

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

     In connection with the May 1996 Amendment, Ms. Chaus agreed to extend the Letter of Credit to January 31, 1997 (the "January 1997 Extension") and additionally provided a collateralized increase of $5.0 million in the $5.0 Million Guarantee to $10.0 million (the "$10.0 Million Guarantee"). In connection with the January 1997 Extension, the Special Committee approved the payment of cash compensation to Ms. Chaus of $100,000 for each three month period of the Letter of Credit as extended from July 31, 1996 to January 31, 1997. For her provision of the $10.0 Million Guarantee, the Special Committee approved an increase in the amount of cash compensation payable to Ms. Chaus for her guaranty to $100,000 for each three month period of the $10.0 Million Guarantee.

     In connection with the September 1996 Amendment, Ms. Chaus agreed to extend the Letter of Credit to July 31, 1997 (the "July 1997 Extension"), increase the amount of the $10.0 Million Guarantee by $2.5 million to $12.5 million (the "$12.5 Million Guarantee") and fully collateralize the $12.5 Million Guarantee. In connection with the July 1997 Extension, the Special Committee approved the payment of cash compensation to Ms. Chaus of $100,000 for each additional three month period of the Letter of Credit as extended from January 31, 1997 to July 31, 1997. For her provision of the $12.5 Million Guarantee, the Special Committee approved an increase in the amount of cash compensation payable to Ms. Chaus for her guaranty to $125,000 for each three month period of the $12.5 Million Guarantee. Such increased amount was paid to Ms. Chaus through January 29, 1998 (on a pro-rated basis).

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

                      BERNARD CHAUS, INC. AND SUBSIDIARIES

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

Subordinated Debt

     The Company had outstanding at January 29, 1998 $28.1 million of subordinated promissory notes, excluding the Subrogated Loan, payable to Josephine Chaus (the "Subordinated Notes"). In connection with the Company's November 1995 public offering, Ms. Chaus extended the maturity date of the Subordinated Notes (which were to mature on July 1, 1996) to July 1, 1998. The Company has been unable to pay principal or interest, with certain exceptions, under the Subordinated Notes as a result of covenants in the Old Bank Debt Agreement. Pursuant to the terms of a conversion agreement dated as of Janaury 29, 1998, the Subrogated Loan and the Subordinated Notes were converted by Ms. Chaus into 10,510,910 shares of Common Stock of the Company.

Restructuring of Indebtedness

     In June 1997, the Company announced a proposed restructuring program to be implemented by the Company. In September 1997, the disinterested members of the Board of Directors of the Company unanimously approved the restructuring plan (the "Restructuring") which provided for the following: (i) the Company would raise, through an offer of rights to subscribe ("Rights"), up to $20.0 million, but not less than $12.5 million, of equity through a rights offering to all shares of Common Stock of the Company (the "Rights Offering") of up to 13,977,270 shares of Common Stock of the Company (on a post stock split basis);
(ii) the conversion of approximately $40.6 million of the Company's indebtedness to Ms. Chaus, consisting of $28.1 million of existing subordinated indebtedness (including accrued interest through January 28, 1998) and $12.5 million of indebtedness which will be owed to Ms. Chaus, into 10,510,910 shares of Common Stock of the Company; (iii) the New Financing Agreement; (iv) the implementation of a reverse stock split of the Company's Common Stock such that every ten (10) shares of Common Stock would be converted into one (1) share of Common Stock; and (v) the liquidation of the Company's retail outlet stores during the second quarter of fiscal 1998. On October 10, 1997, the Company entered into the New Financing Agreement. On December 9, 1997, the reverse stock split described in
(iv) above became effective. Prior to January 14, 1998, the Company closed all of its retail outlet stores as referenced in (v) above. On January 26, 1998, the Rights Offering described in (i) above was consummated. On January 29, 1998, the conversion of indebtedness into equity described in (ii) above was completed.

                      BERNARD CHAUS, INC. AND SUBSIDIARIES

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

Future Financing Requirements

     At March 31, 1998, the Company had working capital of $18.5 million. The Company requires the availability of sufficient cash flow and borrowing capacity to finance its existing product lines and to develop and market its licensed Nautica product lines. The Company expects to satisfy such requirements through cash flow from operations, borrowings under the New Financing Agreement and proceeds from the Rights Offering.

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

                      BERNARD CHAUS, INC. AND SUBSIDIARIES

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

         (a)      Attached hereto as Exhibits are the following:

                  27       Financial Data Schedules

         (b) The Company filed no reports on Form 8-K during the quarter ended March 31, 1998.

                      BERNARD CHAUS, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    BERNARD CHAUS, INC.

                                    (Registrant)

Date:  May 13, 1998     By:  /s/ Josephine Chaus
                             --------------------
                                 JOSEPHINE CHAUS
                                 Chairwoman of the Board and
                                 Office of the Chairman

Date:  May 13, 1998     By:  /s/ Andrew Grossman
                             --------------------
                                 ANDREW GROSSMAN
                                 Chief Executive Officer and
                                 Office of the Chairman

Date:  May 13, 1998     By:  /s/ Barton Heminover
                             ---------------------
                                 BARTON HEMINOVER
                                 Vice President -- Corporate Controller