Form 10-K
period 1998-06-30
CHAUS BERNARD INC
filed 1998-09-15
CIK 793983

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-K

      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                    For the fiscal year ended June 30, 1998
                                       or
        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                       For the transition period from        to

                         Commission file number 1-9169

                              BERNARD CHAUS, INC.
             (Exact name of registrant as specified in its charter)

          New York                                    13-2807386
(State or other jurisdiction of                    (I.R.S. employer
incorporation or organization)                     identification number)

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

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes X No

       Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

       The aggregate market value of the voting stock held by non-affiliates of the registrant on September 2,1998 was $25,914,028.

       Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

     Date                          Class                      Shares Outstanding
     ----                          -----                      ------------------
September 2, 1998         Common Stock, $0.01 par value           27,115,907

                                                       LOCATION IN FORM 10-K IN
     DOCUMENTS INCORPORATED BY REFERENCE                  WHICH INCORPORATED
     -----------------------------------                  ------------------
Portions of registrant's Proxy Statement                    Part III
for the Annual Meeting of Stockholders to be held November 17, 1998.

PART I

ITEM 1.  BUSINESS.

GENERAL

       Bernard Chaus, Inc. (the "Company" or "Chaus") designs, arranges for the manufacture of and markets an extensive range of women's career and casual sportswear which are marketed principally under the CHAUS (Registered Trademark), CHAUS SPORT (Registered Trademark) and NAUTICA (Registered Trademark) trademarks. Beginning in late fiscal 1994, the Company repositioned its Chaus product line at the high end of the "upper moderate" through the opening price points of the "better" categories. See "-- Products." By
August 1997, the Company had successfully repositioned its Chaus product line into the opening price points of the "better" category. In September 1995 the Company entered into a license agreement (the "Nautica License Agreement") with Nautica Apparel Inc. ("Nautica"), a leading name in men's apparel, pursuant to which the Company has obtained an exclusive license to design, contract for the manufacture of and market a new women's apparel line under the Nautica brand name. The Company commenced sales of products in its licensed Nautica product line in August 1996, with such Nautica product line being positioned in the "better" to "bridge" categories. See "--License Agreement with Nautica."

       In fiscal 1998 the Company completed a restructuring program. Pursuant to the restructuring program, the Company raised $20.0 million of equity through a rights offering, converted $40.6 million of the Company's indebtedness to Josephine Chaus into 10,510,910 shares of Common Stock of the Company, entered into a new revolving credit facility with BNY Financial Corporation and closed all of its retail outlet stores (other than the retail outlet located at the Company's Secaucus facility).

PRODUCTS

       The Company's products currently are divided into two principal product categories: (i) career sportswear and (ii) weekend casual sportswear. In late fiscal 1994 the Company shifted its product focus from single, fashion-driven items to full collections with an emphasis on traditional styling. With this repositioning, the Company also has enhanced its design and quality and, by August 1997, the Company had successfully positioned its Chaus product line into the opening price points of the "better" category. The Company's career and weekend casual sportswear are marketed as coordinated groups of jackets, skirts, pants, blouses, sweaters and related accessories which, while sold as separates, are coordinated by styles, color schemes and fabrics and are designed to be merchandised and worn together. The Company believes that the target consumers for its products are women aged 24 to 64.

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





INDUSTRY CATEGORIES     Chaus -- Better                  Chaus -- Better
                        Nautica -- Better and Bridge     Nautica -- Better and Bridge



       Women's apparel is generally divided into five price categories, namely (listed from lowest to highest) "mass merchandise," "moderate," "better," "bridge" and "designer." These categories are distinguished principally by differences in price and, as a general matter, by differences in quality.

       During fiscal 1998, the suggested retail prices of the Company's Chaus products ranged between $24.00 and $280.00. The Company's jackets ranged in price between $120.00 and $280.00, its blouses and sweaters ranged in price between $40.00 and $140.00, its skirts and pants ranged in price between $28.00 and $120.00, and its knit tops and bottoms ranged in price between $24.00 and $120.00.

       The following table sets forth a breakdown by percentage of the Company's net sales by product category for fiscal 1996 through fiscal 1998:


                                                  Fiscal Year Ended June 30,
                                                  --------------------------
                                             1998        1997      1996
                                             ----        ----      ----
           Career Sportswear
            Chaus                             39%         37%       41%
            Chaus Woman                       12          11        11
            Chaus Petite                      10           6         5
                                             ----        ----      ----
            Total                             61          54        57

           Weekend Casual -  Sportswear       29          30        33
           Nautica                             8          15        --
           Dresses                            --          --         8
           Other (1)                           2           1         2
                                             ----        ----      ----
           Total                             100%        100%      100%


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

LICENSE AGREEMENT WITH NAUTICA

       In September 1995, the Company entered into the Nautica License Agreement under which the Company has an exclusive license to manufacture, market, distribute and sell licensed product for women under the Nautica (Registered Trademark) brand name in the United States and Puerto Rico. The Company currently distributes its licensed Nautica product line in major department and specialty stores, at "better" to "bridge" price points. Nautica has developed significant brand-name recognition with its men's apparel lines. The Company's relationship with Nautica provides the Company with exposure to "better" to "bridge" departments, while creating an alliance with a leading company in the apparel industry. The Company's first sales of its licensed Nautica products occurred in August 1996. The Company's license from Nautica is limited to women's sportswear collections including coordinating knits, blouses, wovens, sweaters, pants, skirts, jackets, and outerwear and sportswear dresses bearing the Nautica brand names and marks. The Company's license from Nautica excludes business dresses, suits, coats and raincoats that are not part of a sportswear collection. The license also excludes shoes, scarves, socks, stockings or accessories for ladies bearing the Nautica brand names and marks.

       The initial term of the Nautica License Agreement runs through December 31, 1999 and is thereafter renewable, at the option of the Company, for up to two periods of three years each, provided that certain conditions are met (including the successful attainment of certain sales targets and the requirement that Andrew Grossman continue in his position as Chief Executive Officer during the term of the Nautica License Agreement). The Company's obligations include minimum royalty and advertising payments. A separate showroom was constructed for the display of the Company's licensed Nautica products and a full operational merchandising and retail development group has been dedicated to its licensed Nautica product line.

       Pursuant to the terms of the Nautica License Agreement, the Company has granted Nautica a ten-year option to purchase up to 15,000 shares of the Company's Common Stock at a purchase price of $50.00 per share (the closing price of the Common Stock on the NYSE on September 6, 1995, the date the Company entered into the Nautica License Agreement, giving effect to the Company's 1-for-10 reverse stock split during fiscal 1998).

       In August 1996, the Company commenced sales of its licensed NAUTICA label. As initially launched, the Nautica product line encompassed both career sportswear and weekend casual sportswear. In view of the disappointing performance of the Company's Nautica product line, in October 1997 the Company hired Lynn Buechner as President of the Nautica Women's Wear Division to manage and reposition the product line. In contrast to the previous Nautica product line, the repositioned line has a narrow focus on casual sportswear items -- a focus that is consistent with the Nautica men's line.

       The Company continues to be disappointed with the performance of its Nautica division and is currently in negotiations with regard to an exit from its relationship with Nautica.

CUSTOMERS

       The Company's products are sold nationwide in an estimated 1,800 individual stores operated by approximately 160 department store chains, specialty retailers and other retail outlets. The Company does not have any long-term commitments or contracts with any of its customers.

       The Company extends credit to its customers based upon an evaluation of the customer's financial condition and credit history and generally does not require collateral. The Company has historically incurred minimal credit losses. At June 30, 1998 and 1997, approximately 87% and 62%, respectively, of the Company's accounts receivable were due from department store customers owned by four single corporate entities. During fiscal 1998, approximately 82% of the Company's net sales were made to department store customers owned by four single corporate entities, as compared to 63% in fiscal 1997 and 60% in fiscal 1996. Sales to Dillard's Department Stores accounted for 43% of net sales in fiscal 1998, 33% of net sales in fiscal 1997 and 29% of net sales in fiscal 1996. Sales to nine department store companies owned by The May Department Stores Company accounted for approximately 29% of the Company's net sales in fiscal 1998, 16% of net sales in fiscal 1997 and 10% of net sales in fiscal 1996. Sales to eight department store companies owned by Federated Department Stores accounted for approximately 7% of net sales in fiscal 1998, 8% of net sales in fiscal 1997 and 5% of net sales in fiscal 1996. Sales to two department store customers owned by TJX Companies, Inc. accounted for approximately 3% of net sales in fiscal 1998, 6% of net sales in fiscal 1997 and 16% of net sales in fiscal 1996. The percentages of net sales are based upon stores owned by the four corporate entities at the end of fiscal 1998. As a result of the Company's dependence on its major customers, they may have the ability to influence the Company's business decisions. The loss of or significant decrease in business from any of its major customers would have a material adverse effect on the Company's financial position and results of operations.

SALES AND MARKETING

       The Company's selling operation is highly centralized. Sales to the Company's department and specialty store customers are made primarily through the Company's New York City showrooms. The Company has an in-house sales force of 28, all of whom are located in the New York City showrooms. Senior management, principally Josephine Chaus, Chairwoman of the Board and principal stockholder of the Company, and Andrew Grossman, Chief Executive Officer of the Company, actively participate in the planning of the Company's marketing and selling efforts. The Company does not employ independent sales representatives or operate regional sales offices, but it does participate in various regional merchandise marts. This sales structure enables management to control the Company's selling operation more effectively, to limit travel expenses, as well as to deal directly with, and be readily accessible to, major customers.

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

       The Company maintains a cooperative advertising program under which it reimburses, in certain circumstances, a portion of a customer's advertising expenditures promoting the Company's products up to a maximum percentage of the customer's purchases. Except for this cooperative advertising program, the Company has not engaged in any direct advertising to the public with respect to its Chaus product line. There was no direct advertising for the Company's Nautica product line in fiscal 1998 and limited direct advertising in 1997. Cooperative advertising expenditures for the Company were approximately $1.8 million for fiscal 1998, $1.1 million for fiscal 1997 and $0.8 million for fiscal 1996.

DESIGN

       The Company's products and certain of the fabrics from which they are made are designed by an in-house staff of fashion designers. The 23 person design staff, headed by Judith Leech, monitors current fashion trends and changes in consumer preferences. Ms. Chaus and Mr. Grossman, who are instrumental in the design function, meet regularly with the design staff to create, develop and coordinate the seasonal collections. The Company believes that its design staff is well regarded for its distinctive styling and its ability to contemporize fashion classics. Emphasis is placed on the coordination of outfits and quality of fabrics to encourage the purchase of more than one garment.

MANUFACTURING AND DISTRIBUTION

       The Company does not own any manufacturing facilities; all of its products are manufactured in accordance with its design specifications and production schedules through arrangements with independent manufacturers. The Company believes that outsourcing its manufacturing maximizes its flexibility while avoiding significant capital expenditures, work-in-process buildup and the costs of a large workforce. A substantial amount (approximately 80%) of its product is manufactured by approximately 35 key independent suppliers located primarily in South Korea, Hong Kong, Taiwan, China, Indonesia and elsewhere in the Far East. Approximately 20% of the Company's products are manufactured in the United States and the Caribbean Basin. No contractual obligations exist between the Company and its manufacturers except on an order-by-order basis. During fiscal 1998, the Company purchased approximately 75% of its finished goods from its ten largest manufacturers, including approximately 17% of its purchases from its largest manufacturer. Contracting with foreign manufacturers enables the Company to take advantage of prevailing lower labor rates and to use a skilled labor force to produce high quality products.

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

            The Company uses a broad range of fabrics in the production of its clothing, consisting of synthetic fibers (including polyester and acrylic), natural fibers (including cotton and wool), and blends of natural and synthetic fibers. The Company does not have any formal, long-term arrangements with any fabric or other raw material supplier. During fiscal 1998, virtually all of the fabrics used in the Company's products manufactured in the Far East were ordered from the Company's five largest suppliers in the Far East, which are located in Japan, Taiwan and Korea, and virtually all of the fabric used in the Company's products manufactured in the United States and the Caribbean Basin were ordered by three major suppliers from these regions. The Company selects the fabrics to be purchased, which are generally produced for it in accordance with its own specifications. To date, the Company has not experienced any significant difficulty in obtaining fabrics or other raw materials and considers its sources of supply to be adequate.

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

       The United States and the countries in which the Company's products are manufactured may, from time to time, impose new quotas, duties, tariffs or other restrictions, or adversely adjust presently prevailing quotas, duty or tariff levels, with the result that the Company's operations and its ability to continue to import products at current or increased levels could be adversely affected. The Company cannot now predict the likelihood or frequency of any such events occurring. The Company monitors duty, tariff and quota-related developments, and seeks continually to minimize its potential exposure to quota-related risks through, among other measures, geographical diversification of its manufacturing sources, allocation of production of merchandise categories where more quota is available and shifts of production among countries and manufacturers. The expansion in the past few years of the Company's varied manufacturing sources and the variety of countries in which it has potential manufacturing arrangements, although not the result of specific import restrictions, have had the result of reducing the potential adverse effect of any increase in such restrictions. In addition, substantially all of the Company's products are subject to United States customs duties.

RETAIL OUTLET STORES

       The Company closed all of its retail outlet stores (other than the retail outlet located at the Company's Secaucus facility, the space for which is leased by the Company as part of its warehouse lease) during fiscal 1998 and does not intend to open any new stores in the foreseeable future.

BACKLOG

       As of August 31, 1998 and 1997, the Company's order book reflected unfilled customer orders for approximately $73.4 and $74.0 million of merchandise, respectively. Order book data at any date are materially affected by the timing of the initial showing of collections to the trade, as well as by the timing of recording of orders and of shipments. The order book represents customer orders prior to discounts. The Company does not believe that cancellations, rejections or returns will materially reduce the amount of sales realized from such backlog.

TRADEMARKS

       CHAUS (Registered Trademark), CHAUS ESSENTIAL (Registered Trademark), CHAUS SPORT (Registered Trademark), CHAUS WOMAN (Registered Trademark) and MS. CHAUS (Registered Trademark) are registered trademarks of the Company in the United States for use on ladies' garments. These trademarks are renewable in the years 2004, 2008, 2002, 2004 and 2005, respectively. JOSEPHINE (Registered Trademark) is also a registered trademark of the Company in the United States, renewable in the year 2001, for use on ladies' blouses and sweaters. The Company considers its trademarks to be strong and highly recognized and, to have significant value in the marketing of its products. See " -- License Agreement with Nautica" for certain information concerning the Company's Nautica License Agreement.

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

EMPLOYEES

       At June 30, 1998, the Company employed 334 employees as compared with 482 employees (of which 178 were retail store employees) at June 30, 1997. This total includes 69 in managerial and administrative positions, approximately 107 in production, production administration and design, 35 in marketing, merchandising and sales and 66 in distribution. Of the Company's total employees, 57 were located in the Far East. The Company is a party to a collective bargaining agreement with the Amalgamated Workers Union, Local 88, covering 86 full-time employees. This agreement expires in August 1999.

       The Company considers its relations with its employees to be satisfactory and has not experienced any business interruptions as a result of labor disagreements with its employees.

EXECUTIVE OFFICERS

The executive officers of the Company are:


NAME                   AGE         POSITION
----                   ---         --------
Josephine Chaus         47         Chairwoman of the Board and member, Office of the Chairman
Andrew Grossman         39         Chief Executive Officer and member, Office of the Chairman
Stuart S. Levy          56         Chief Financial Officer and Secretary
Barton Heminover        44         Vice President-- Corporate Controller and Assistant Secretary


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

       Stuart S. Levy joined the Company as Chief Financial Officer on September 8, 1998. He was Vice President -- Finance and the Chief Financial Officer of Donnkenny, Inc. from 1996 to 1998. From January 1993 to July 1996, Mr. Levy was Vice President of Finance and Chief Financial Officer of Xpedite Systems, Inc., a publicly-held provider of enhanced fax services. From August 1996 through October 1996, Mr. Levy provided services to Xpedite Systems, Inc., in connection with the completion and integration of international acquisitions.

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

       On September 15, 1997, the Company announced the resignation of Wayne Miller, the Company's Chief Financial Officer. From September 15, 1997 through September 8, 1998, Mr. Heminover, together with the Company's financial advisors, were responsible for all of Mr. Miller's duties.

ITEM 2.   PROPERTIES.

       The Company's principal executive offices are located at 1410 Broadway in New York City, where the Company currently leases approximately 29,000 square feet, which represents a reduction of approximately 12,000 square feet from the aggregate space occupied under several leases that terminated in July 1996. These facilities also house the Company's showrooms and its sales, design, production and merchandising staffs. This space is occupied under a lease expiring in July

1999. Net base rental expense aggregated approximately $0.7 million in fiscal 1998 and 1997, and $2.3 million in fiscal 1996. Chaus also leases approximately 19,000 square feet of space at 520 Eighth Avenue in New York City, which houses its technical production support facilities (including its sample and pattern makers). Net base rental expense for this space aggregated approximately $0.2 million in each of fiscal 1998, 1997 and 1996. The lease for this facility expires in January 1999.

       The Company's distribution centers are located in Secaucus, New Jersey where the Company leases approximately 275,000 square feet. This facility also houses the Company's administrative and finance personnel, its computer operations, and one retail outlet store. This space is occupied under a lease expiring June 30, 2000. Base rental expense for the Secaucus facilities aggregated approximately $1.1 million in fiscal 1998 and 1.3 million in each of fiscal 1997 and 1996.

       Office locations are also leased in Hong Kong and Korea, with annual aggregate rental expense of approximately $0.2 million for fiscal 1998 and $0.3 million for fiscal 1997 and 1996.

       In prior years the company leased space for its outlet stores operation, with the average store utilizing approximately 3,000 square feet in fiscal 1997. The Company closed all of its retail outlet stores (other than the retail outlet store located at the Company's Secaucus facility, the space for which is leased by the Company as part of its warehouse lease) during fiscal 1998. The annual aggregate base rental expense for the outlet stores was approximately $0.7 million for fiscal 1998 and $1.7 million for each of fiscal 1997 and 1996.

ITEM 3.   LEGAL PROCEEDINGS.

       Without admitting any liability, the Company settled, in July 1998, an action brought by the Equal Employment Opportunity Commission on behalf of three former patternmakers, each of whom was terminated by the Company in late 1995. The amount of the settlement was not material and was provided for in selling, general and administrative expenses in the fiscal 1997 financial statements.

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

                                                          HIGH      LOW
   Fiscal 1997                                            ----      ---
                First Quarter............................$36.250  $20.000
                Second Quarter........................... 28.750   16.250
                Third Quarter............................ 17.500    5.000
                Fourth Quarter........................... 15.000    6.870

   FISCAL 1998
                First Quarter............................$21.250  $ 8.125
                Second Quarter........................... 11.250    6.250
                Third Quarter............................  5.250    1.625
                Fourth Quarter...........................  5.750    3.438

As of September 2, 1998, the Company had approximately 441 stockholders of record.

       The Company has not declared or paid cash dividends or made other distributions on its Common Stock since prior to its 1986 initial public offering. The payment of dividends, if any, in the future is within the discretion of the Board of Directors and will depend on the Company's earnings, its capital requirements and financial condition. It is the present intention of the Board of Directors to retain all earnings, if any, for use in the Company's business operations and, accordingly, the Board of Directors does not expect to declare or pay any dividends in the foreseeable future. In addition, the New Financing Agreement prohibits the Company from declaring dividends or making other distributions on its capital stock. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Financial Condition, Liquidity and Capital Resources."

ITEM 6.   SELECTED FINANCIAL DATA.

       The following financial information is qualified by reference to, and should be read in conjunction with, the Financial Statements of the Company and the notes thereto, as well as Management's Discussion and Analysis of Financial Condition and Results of Operations contained elsewhere herein.

STATEMENT OF OPERATIONS DATA:

                                                                         FISCAL YEAR ENDED JUNE 30,
                                                       -------------------------------------------------------------
                                                           1998        1997          1996         1995          1994
                                                           ----        ----          ----         ----          ----
                                                                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net sales .........................................    $191,546    $160,100      $170,575     $181,697      $206,332
Cost of goods sold ................................     142,175     125,422(4)    147,994      149,097       186,594
                                                       --------    --------      --------     --------      --------
Gross profit ......................................      49,371      34,678        22,581       32,600        19,738
Selling, general and administrative expenses ......      38,462      40,924        40,162       44,794        55,400
Restructuring expenses.............................         --        2,250(3)        --         1,200(1)      5,300(1)
Unusual expenses ..................................         --           --           --         8,333(2)      1,900(2)
Interest expense ..................................       6,411       8,030         6,560        5,976         3,439
Other income (expense), net........................          58         113            56           91          (190)
                                                       --------    --------      --------     --------      --------
Income (loss) before income tax
   provision ......................................       4,556     (16,413)      (24,085)     (27,612)      (46,491)
Income tax provision ..............................         245          50           301          301           264
                                                       --------    --------      --------     --------      --------
Net income (loss) .................................    $  4,311    $(16,463)     $(24,386)    $(27,913)     $(46,755)
                                                       ========    =========     ========     ========      ========
Basic and diluted earnings (loss) per share (5) ...    $   0.28    $  (2.46)     $  (3.91)    $  (5.17)     $  (9.24)
                                                       ========    ========      ========     ========      ========
Weighted average number of common and
  common equivalent shares outstanding (6) ........      15,296       6,687         6,239         5,399        5,061
                                                       ========    ========      ========     =========     ========


BALANCE SHEET DATA:
                                                                           AS OF JUNE 30,
                                                      --------------------------------------------------------
                                                         1998       1997         1996         1995        1994
                                                         ----       ----         ----         ----        ----
Working capital (deficiency) ........................ $18,679   $(32,729)   $ (19,483)    $(13,914)    $ 3,342
Total assets ........................................  39,012     34,138       32,742       28,660      51,619
Short-term debt, including current portion
  of long-term debt .................................   1,000     37,756       26,077       18,698      21,365
Long-term debt ......................................  13,500     26,374       23,588       21,066      18,789
Stockholders' equity (deficiency) ...................   7,015    (57,060)     (40,610)     (32,379)    (13,614)

-------------------

(1) Includes, in fiscal 1995, $1.2 million of employee severance and, in fiscal 1994, $2.1 million for closing selected outlet stores, $2.5 million for consolidation of office and warehouse space, and $0.7 million for employee severance.

(2) Includes, in fiscal 1995, $7.8 million primarily relating to the costs associated with the signing of the Company's new Chief Executive Officer and $0.5 million related to certain legal matters and, in fiscal 1994, expenses relating primarily to abandonment of fixed assets, certain legal matters and the winding down of the Company's Canadian joint venture.

(3) The Company recorded a $2.3 million restructuring charge in the fourth quarter of fiscal 1997 for costs to be incurred in connection with the Restructuring, which was announced in June 1997. The costs incurred relate to the closing of the Company's outlet stores (such as professional fees, lease termination expenses, and write-off of fixed assets), in addition to professional fees and other expenses associated with the implementation of the Company's restructuring program which was completed on January 29, 1998. Refer to Note 7 to the Consolidated Financial Statements.

(4) Includes $1.1 million for liquidation of inventory as a result of closing the Company's outlet stores.

(5) Computed by dividing net income (loss) by the weighted average number of shares of Common Stock outstanding during the years.

(6) All share data reflects the 1 for 10 reverse stock split which was effected December 9, 1997.

ITEM 7.  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

       The following table sets forth, for the years indicated, certain items expressed as a percentage of net sales.

                                                                           Fiscal Year Ended June 30
                                                                        -------------------------------
                                                                        1998         1997          1996
                                                                        ----         ----          ----
    Net sales .........................................................100.0%       100.0%       100.0%
    Gross profit ...................................................... 25.8         21.7         13.2
    Selling, general and administrative expenses ...................... 20.0         25.6         23.5

    Restructuring expenses ............................................   --          1.4           --
    Interest expense ..................................................  3.3          5.0          3.8
    Net income (loss) .................................................  2.3        (10.3)       (14.3)

Fiscal 1998 Compared to Fiscal 1997

       In fiscal 1998, net sales increased by $31.4 million, or 19.6%, compared to the prior year. The increase in net sales is primarily due to increased sales at regular and incentive prices of the Company's Chaus product lines partially offset by a decrease in sales associated with the Company's Nautica licensed product line and lower retail store sales. Retail store sales decreased as a result of the liquidation of the Company's retail outlet stores during the second quarter of fiscal 1998. In fiscal 1998, exclusive of sales associated with the retail outlet stores, units shipped increased by 11.6% with a 14.3% increase in average selling prices from the prior year. The increase in average selling prices resulted from the Company's ability to increase its selling price per unit and decrease its sales to off-price customers.

       Gross profit as a percentage of net sales was 25.8% as compared to 21.7% in the previous year. The increase in gross profit as a percentage of net sales was primarily due to improved gross margins on the Chaus product lines, partially offset by a decrease in gross margins associated with the Nautica licensed product line.

       Selling, general and administrative expenses decreased by $2.5 million compared to the prior year. Approximately $2.2 million of this decrease was attributable to the closing of the Company's retail outlet stores during the second quarter of fiscal 1998. Selling, general and administrative expenses as a percent of net sales decreased from 25.6% in fiscal 1997 to 20.0% in fiscal 1998. The decrease in selling, general and administrative expenses as a percent of net sales was primarily the result of the Company's ability to keep its expenses, exclusive of the retail operations, relatively constant as its net sales, exclusive of the retail operations, increased.

       The Company recorded a $2.3 million restructuring charge in the fourth quarter of fiscal 1997 for costs to be incurred in connection with the Company's restructuring program, which was announced in June 1997. The costs incurred relate to the closing of the Company's outlet stores (such as professional fees, lease termination expenses and write-off of fixed assets), in addition to professional fees and other expenses associated with the implementation of the Company's restructuring program. In addition, the Company recorded a $1.1 million charge to cost of goods sold related to the liquidation of the retail outlet store inventory. The restructuring was completed in the third quarter of fiscal 1998.

       At the end of fiscal 1997, the remaining balance of the restructuring reserve was $1.9 million. During fiscal 1998, $1.9 million was charged against such remaining reserve, consisting of outlet store closing costs and professional fees related to the Company's restructuring. Costs relating to the liquidation of the retail outlet store inventory totaled $1.2 million, of which $1.1 million was provided for in fiscal 1997.

Fiscal 1997 Compared to Fiscal 1996

       In fiscal 1997, net sales decreased by $10.5 million, or 6.1%, compared to the prior year. The decrease in net sales was due predominantly to a reduction in off-price sales, and the discontinuation of dresses as a product category in March 1996. The decrease in net sales was partially offset by sales of the Company's licensed Nautica product of approximately $25.0 million, which commenced in August 1996. Sales by the Company's outlet stores decreased by $1.2 million, or 6.5%, as compared to the prior year. This decrease was due to the closing of nine outlet stores during the past two years.

       Gross profit as a percentage of net sales was 21.7% as compared to 13.2% in the previous year. The increase in gross profit as a percentage of net sales was primarily the result of a decrease in off-price sales volume and the impact of the elimination of dresses as a product category in February 1996.

       Selling, general and administrative expenses increased by $0.8 million, to 25.6% of net sales in fiscal 1997 from 23.5% of net sales in fiscal 1996. This increase was primarily due to costs associated with the licensed Nautica product line such as payroll, advertising, sample expense, and royalty fees. The increase in such expenses was partially offset by a decrease in payroll expenses throughout other areas of the Company, and a decrease in occupancy costs. The decrease in occupancy costs was due to a decrease in occupancy costs at the corporate headquarters which resulted from a decrease in the space leased and the reduction in the number of outlet stores and the attendant leases.

       The Company recorded a $2.3 million restructuring charge in the fourth quarter of fiscal 1997 for costs to be incurred in connection with the Company's restructuring program, which was announced in June 1997. The costs incurred related to the closing of the Company's outlet stores (such as professional fees, lease termination expenses and write-off of fixed assets), in addition to professional fees and other expenses associated with the implementation of the Company's restructuring program. In addition, the Company recorded a $1.1 million charge to cost of goods sold related to the liquidation of the retail outlet store inventory.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

General

       Net cash used in operating activities was $5.8 million for fiscal 1998, $11.0 million for fiscal 1997, and $22.7 million for fiscal 1996. The net cash used in operating activities for fiscal 1998 resulted primarily from net income of $4.3 million, inclusive of $2.3 million of non-cash charges, increases in accounts receivable of $9.8 million and decreases in accounts payable of $6.8 million, partially offset by decreases in inventory of $6.3 million.

       Historically, the Company has not required major capital expenditures. In fiscal 1998 and 1997, purchases of fixed assets were $0.3 and $0.2 million, respectively, consisting primarily of purchases of computer software systems and improvements in the Company's New Jersey warehouse facilities and New York design and showroom facilities. In fiscal 1998 and 1997, the Company incurred expenditures of $0.4 million for "in store" fixtures and signs purchased in connection with the Nautica product line. In fiscal 1999, the Company anticipates capital expenditures of approximately $0.5 million consisting primarily of expenditures for the Company's New Jersey warehouse facility and New York Design and showroom facilities.

Financing Agreements

       The Company and BNY Financial Corporation, a wholly owned subsidiary of The Bank of New York ("BNYF"), entered into a financing agreement in July 1991, which was amended and restated on several occasions (as amended, the "Old Bank Debt Agreement"). See Note 6 to Consolidated Financial Statements.

       On October 10, 1997, the Company and BNYF entered into a new revolving credit facility (the "New Revolving Facility") and a new term loan facility (the "New Term Loan" and, together with the New Revolving Facility, the "New Financing Agreement"). The New Financing Agreement consisted of two facilities:
(i) the New Revolving Facility which was a $66.0 million five-year revolving credit line with a $20.0 million sublimit for letters of credit, and (ii) the New Term Loan which was a $15.0 million term loan facility. On June 3, 1998, the Company and BNYF amended the New Revolving Facility to provide for a $45.5 million five-year revolving credit line with $34.0 million sublimit for letters of credit and amended the New Term Loan to provide for a $14.5 million term loan facility. Each facility matures on December 31, 2002. See Note 6 to Consolidated Financial Statements. At June 30, 1998, the Company had availability of approximately $7.6 million (inclusive of overadvance availability) under the New Financing Agreement.

       The New Financing Agreement contains financial covenants requiring, among other things, the maintenance of minimum levels of tangible net worth, working capital and maximum permitted loss (minimum permitted profit).

Credit Support and Subordinated Indebtedness

       Josephine Chaus had arranged for letters of credit in various amounts since April 1994 in return for which BNYF had increased the availability under the Old Bank Debt Agreement. Ms. Chaus received certain cash payments and warrants for her credit support to the Company. In connection with the Restructuring (as defined below), the Company caused its subordinated indebtedness to Ms. Chaus, together with $12.5 million in cash collateral of Ms. Chaus, which had been pledged to BNYF, to be converted into 10,510,910 shares of Common Stock of the Company. In connection with the Restructuring, Ms. Chaus also relinquished all warrants she had received as credit support. See Notes 6 and 7 to Consolidated Financial Statements.

Restructuring Program

       In June 1997, the Company announced a proposed restructuring program to be implemented by the Company. In September 1997, the disinterested members of the Board of Directors of the Company unanimously approved the restructuring plan (the "Restructuring") which provided for the following: (i) the Company raised, through an offer of rights to subscribe ("Rights"), up to $20.0 million, but not less than $12.5 million, of equity through a rights offering to all shares of Common Stock of the Company (the "Rights Offering") of up to 13,977,270 shares of Common Stock of the Company (on a post stock split basis);
(ii) the conversion of approximately $40.6 million of the Company's indebtedness to Ms. Chaus, consisting of $28.1 million of then existing subordinated indebtedness (including accrued interest through January 28, 1998) and $12.5 million of additional indebtedness owed to Ms. Chaus, into 10,510,910 shares of Common Stock of the Company; (iii) the New Financing Agreement; (iv) the implementation of a reverse stock split of the Company's Common Stock such that every ten (10) shares of Common Stock would be converted into one (1) share of Common Stock; and (v) the liquidation of the Company's retail outlet stores during the second quarter of fiscal 1998. On October 10, 1997, the Company entered into the New Financing Agreement referred to in (iii) above. On December 9, 1997, the reverse stock split described in (iv) above became effective. Prior to January 14, 1998, the Company closed all of its retail outlet stores as referenced in (v) above. On January 26, 1998, the Rights Offering described in (i) above was consummated. On January 29, 1998, the conversion of indebtedness into equity described in (ii) above was completed.

 Future Financing Requirements

       At June 30, 1998, the Company had working capital of $18.7 million. The Company's business plan requires the availability of sufficient cash flow and borrowing capacity to finance its product lines. The Company expects to satisfy such requirements through cash flow from operations and borrowings under the New Financing Agreement.

       Although there can be no assurance, the Company believes that it has adequate resources to meet its needs for the foreseeable future, assuming it meets its business plan.

       The foregoing discussion contains forward-looking statements which are based upon current expectations and involve a number of uncertainties, including the Company's ability to maintain its borrowing capabilities under the New Financing Agreement, retail market conditions, and consumer acceptance of the Company's products.

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

NEW ACCOUNTING PRONOUNCEMENTS

       The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings Per Share which was required to be adopted for interim and annual periods ending after December 15, 1997. The statement establishes standards for computing and presenting earnings per share ("EPS") and simplifies the standards for computing EPS currently found in Accounting Principles Board ("APB") Opinion No. 15, Earnings Per Share. Common stock equivalents under APB No. 15, with the exception of contingently issuable shares (shares issuable for little or no cash consideration), are no longer included in the calculation of primary, or basic EPS. Under SFAS No. 128, contingently issuable shares are included in the calculation of basic EPS.

       The Company is required to adopt SFAS No. 130, Reporting Comprehensive Income during the year ending June 30, 1999. SFAS 130 establishes standards for reporting comprehensive income and its components in a full set of general-purpose financial statements. This Statement requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement, and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. Adoption of this statement will require the Company to report changes in the excess of additional pension liability over unrecognized prior service cost and foreign currency translation adjustment accounts, currently shown in the stockholders' equity section of the balance sheet, as an increase or decrease to reported net income in arriving at comprehensive income. Currently, the Company has no items of other comprehensive income.

       The Company is required to adopt SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information during the year ending June 30, 1999. The Statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. This Statement supersedes FASB Statement No. 14 Financial Reporting for Segments of a Business Enterprise, but retains the requirement to report information about major customers. It amends FASB Statement No. 94, Consolidation of all Majority-Owned Subsidiaries to remove the special disclosure requirements for previously unconsolidated subsidiaries. The Company is currently considering what effect adoption of this statement will have on the Company.

       The Company is required to adopt SFAS No. 132, Employers' Disclosure About Pensions and Other Postretirement Benefits during the year ending June 30, 1999. This Statement revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. It standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures that are no longer useful. Restatement of disclosures for earlier periods provided for comparative purposes is required. The Company has not yet determined the impact the adoption of this statement will have on the Company's financial statements.

YEAR 2000 COMPLIANCE

       The Company has prepared a plan to become Year 2000 compliant. Pursuant to the Company's Year 2000 Plan, major segments of the Company's information technology ("IT") and non-IT systems have been upgraded and tested to become Year 2000 compliant. The Company anticipates that the remaining IT and non-IT systems should be upgraded and tested to be Year 2000 compliant by the first quarter of calendar 1999. The total costs of these system upgrades is projected to approximate $0.4 million. Given that the Company expects to be Year 2000 compliant by the first quarter of calendar 1999, the Company has not prepared a contingency plan and does not currently believe that a contingency plan is necessary.

       In some cases, the Company's computer systems are linked to its major customers and the Company is in the process of assessing its customers' compliance with Year 2000. The Company has had correspondence from its major customers regarding Year 2000. The Company's major customers generally comply with VICS (Voluntary Interindustry Commerce Standards) standards. VICS establishes standards that simplify the flow of product and information in the general merchandise retail industry for retailers and suppliers alike. The Company expects to be compliant with VICS Year 2000 Electronic Data Interchange standards by the end of calendar 1998. The Company has virtually no computer interfaces with its vendors: however, it does not know the extent to which its vendors, or its customers, would be impaired by their own Year 2000 issues and its impact on the Company. The costs of assessing compliance are expected to be minimal. In addition, although the Company believes it is adequately addressing its Year 2000 issues, there can be no assurance that any such failure regarding Year 2000 compliance would not have a material impact on the Company.


ITEM 7A.  QUANTATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

       Not applicable.


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

       Information with respect to the directors of the Company is incorporated by reference to the information to be set forth under the heading "Election of Directors" in the Company's definitive proxy statement relating to its 1998 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A (the "Company's 1998 Proxy Statement").

ITEM 11.  EXECUTIVE COMPENSATION.

       Information called for by Item 11 is incorporated by reference to the information to be set forth under the heading "Executive Compensation" in the Company's 1998 Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

       Information called for by Item 12 is incorporated by reference to the information to be set forth under the heading "Security Ownership of Certain Beneficial Owners and Management" in the Company's 1998 Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

       Information called for by Item 13 is incorporated by reference to the information to be set forth under the headings "Executive Compensation" and "Certain Transactions" in the Company's 1998 Proxy Statement.



PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

       (a) Financial Statements and Financial Statement Schedule: See List of Financial Statements and Financial Statement Schedule on page F-1.

       (b) The Company did not file a Form 8-K during the last quarter of its fiscal year ended June 30, 1998.

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

*3.13        Amendment dated December 9, 1998 to the Restated Certificate.

3.2 By-Laws of the Company, as amended (incorporated by reference to Exhibit 3.1 of the Company's Form 10-Q for the quarter ended
             December 31, 1987).

3.3 Amendment dated September 13, 1994 to the By-Laws (incorporated by reference to Exhibit 10.105 of the Company's Form 10-Q for the quarter ended September 30, 1994).

+10.1        Restricted Stock Purchase Plan (incorporated by reference to
             Exhibit 10.1 of the Company's Form 10-K for the year ended June
             30, 1987).

+10.2        1986 Stock Option Plan, as amended and restated as of January 1,
             1987 (the "1986 Stock Option Plan") (incorporated by reference to
             Exhibit 10.2 of the Company's Form 10-K for the year ended July 1,
             1989 (the "1989 Form 10-K")).

+10.3 Amendment No. 1 to the 1986 Stock Option Plan (incorporated by reference to Exhibit 10.3 of the 1989 Form 10-K).

+10.4 Amendment No. 2 to the 1986 Stock Option Plan (incorporated by reference to the Company's Proxy Statement for its 1990 Annual
             Meeting of Stockholders).

+10.5 Amendment No. 3 to the 1986 Stock Option Plan (incorporated by reference to the Company's Proxy Statement for its 1991 Annual
             Meeting of Stockholders).

+10.6 Amendment No. 4 to the 1986 Stock Option Plan (incorporated by reference to the Company's Proxy Statement for its 1993 Annual
             Meeting of Stockholders).

                                                                                   SEQUENTIALLY
                                                                                     NUMBERED
 EXHIBIT NO.                                                                          PAGES
 -----------                                                                          -----
+10.7        Amendment No. 5 to the 1986 Stock Option Plan as amended
             (incorporated by reference to the Company's Proxy Statement for its 1995 Annual Meeting of Stockholders).

+10.8 Incentive Award Plan (incorporated by reference to Exhibit 10.6 of the 1986 Registration Statement).

 10.9        Agreement dated December 3, 1990 among the Company, Bernard Chaus,
             Josephine Chaus and National Union Fire Insurance Company of
             Pittsburgh, Pa., the Company's directors and officers liability carrier (incorporated by reference to Exhibit 10.31 of the Company's Form 10-Q for the quarter ended December 31, 1990).

+10.10       Employment Agreement, dated July 1, 1991, between the Company and
             Josephine Chaus (incorporated by reference to Exhibit 10.39 of the Company's Form 10-K for the year ended June 30, 1991).

+10.11 Employment Agreement dated September 1, 1994 between the Company and Andrew Grossman with Stock Option Agreement dated as of September 1, 1994 by and between the Company and Andrew Grossman
             (incorporated by reference to Exhibit 10.90 of the 1994 Form
             10-K).

+10.12 Employment Agreement dated December 14, 1996 between the Company and Michael Winter (incorporated by reference to Exhibit 10.68 of the Company's Form 10-Q for the quarter ended December 31, 1995
             (the "December 1995 Form 10-Q").

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

10.14        Agreement, dated May 17, 1990, between the Company and Bernard
             Chaus and Josephine Chaus amending the terms of the Company's subordinated promissory notes to each of them, each in the principal amount of $7,365,000, the form of which was filed as
             Exhibit 10.13 of the 1986 Registration Statement.

10.15        Agreement, dated February 21, 1991, between the Company and
             Bernard Chaus and Josephine Chaus amending the terms of the Company's subordinated promissory notes to each of them, each



                                                                                   SEQUENTIALLY
                                                                                     NUMBERED
 EXHIBIT NO.                                                                          PAGES
 -----------                                                                          -----
             in the principal amount of $7,365,000 (incorporated by reference to
             Exhibit 10.74 of the Company's Form 10-K for the year ended June
             30,1993 (the "1993 Form 10-K")).

10.16 Subordinated promissory notes, dated March 12, 1991, between the Company and Bernard Chaus and Josephine Chaus, separately, each in the amount of $5,000,000 (incorporated by reference to Exhibit
             10.75 of the 1993 Form 10-K).

10.17 Agreement, dated July 31, 1991, between the Company and the Estate of Bernard Chaus and Josephine Chaus amending the terms of the Company's subordinated promissory notes to each of them, each in the principal amount of $7,365,000 (incorporated by reference to Exhibit 10.76 of the 1993 Form 10-K).

10.18 Agreement, dated July 31, 1991, between the Company and the Estate of Bernard Chaus and Josephine Chaus amending the terms of the Company's subordinated promissory notes to each of them, each in the principal amount of $5,000,000 (incorporated by reference to Exhibit 10.77 of the 1993 Form 10-K).

10.19 Agreement, dated July 15, 1992, between the Company and the Estate of Bernard Chaus and Josephine Chaus amending the terms of the Company's subordinated promissory notes to each of them, each in the principal amount of $5,000,000 (incorporated by reference to Exhibit 10.78 of the 1993 Form 10-K).

10.20        Agreement, dated October 30, 1992, between the Company and the
             Estate of Bernard Chaus and Josephine Chaus amending the terms of the Company's subordinated promissory notes to each of them, each in the principal amount of $7,365,000 (incorporated by reference to Exhibit 10.79 of the 1993 Form 10-K).

10.21        Demand Notes, dated June 30, 1993, between the Company and the
             Estate of Bernard Chaus and Josephine Chaus, each in the principal amount of $1,520,216 (incorporated by reference to Exhibit 10.80 of the 1993 Form 10-K).

10.22        Agreement, dated September 21, 1993, between the Company and the
             Estate of Bernard Chaus and Josephine Chaus amending the terms of the Company's subordinated promissory notes to each of them, each in the principal amount of $7,365,000 (incorporated by reference to Exhibit 10.81 of the 1993 Form 10-K).

10.23 Subordinated promissory notes, dated August 1, 1993, between the Company and Josephine Chaus and the Estate of Bernard Chaus,


                                                                                   SEQUENTIALLY
                                                                                     NUMBERED
 EXHIBIT NO.                                                                          PAGES
 -----------                                                                          -----
             separately, each in the amount of $208,716 (incorporated by reference to Exhibit 10.94 of the 1994 Form 10-K).

10.24 Subordinated promissory note, dated August 1, 1993, between the Company and Josephine Chaus in the amount of $1,311,500
             (incorporated by reference to Exhibit 10.95 of the 1994 Form
             10-K.)

10.25        Subordinated Promissory Note, dated August 1, 1993, between the
             Company and the Estate of Bernard Chaus in the amount of $1,000,000 (incorporated by reference to Exhibit 10.96 of the 1994
             Form 10-K).

10.26 Subordinated promissory note, dated August 1, 1993, between the Company and the Estate of Bernard Chaus, in the amount of $311,500
             (incorporated by reference to Exhibit 10.97 of the 1994 Form
             10-K).

10.27 Subordinated promissory notes, dated December 31, 1993, between the Company and Josephine Chaus and the Estate of Bernard Chaus, separately, each in the amount of $181,056 (incorporated by reference to Exhibit 10.98 of the 1994 Form 10-K).

10.28 Subordinated promissory notes, dated December 31, 1993, between the Company and Josephine Chaus and the Estate of Bernard Chaus, separately, each in the amount of $412,950 (incorporated by reference to Exhibit 10.99 of the 1994 Form 10-K).

10.29        Agreements, dated September 9, 1993, between the Company and
             Josephine Chaus and the Estate of Bernard Chaus, separately, reflecting amendments to subordinated promissory notes, each in the principal amount of $5,000,000 (incorporated by reference to Exhibit 10.100 of the 1994 Form 10-K).

10.30        Agreements, dated October 18, 1993, between the Company and
             Josephine Chaus and the Estate of Bernard Chaus, separately, reflecting amendments to subordinated promissory notes, each in the principal amount of $1,520,216 (incorporated by reference to Exhibit 10.101 of the 1994 Form 10-K).

10.31        Agreements, dated October 18, 1993, between the Company and
             Josephine Chaus and the Estate of Bernard Chaus, separately, reflecting amendments to subordinated promissory notes, each in


                                                                                   SEQUENTIALLY
                                                                                     NUMBERED
 EXHIBIT NO.                                                                          PAGES
 -----------                                                                          -----
             the principal amount of $7,365,000 (incorporated by reference to
             Exhibit 10.102 of the 1994 Form 10-K).

10.32        Agreement, dated December 31, 1993, between the Company and
             Josephine Chaus reflecting amendments to a subordinated promissory note in the principal amount of $1,311,500 (incorporated by reference to Exhibit 10.103 of the 1994 Form 10-K).

10.33        Agreement, dated December 31, 1993, between the Company and the
             Estate of Bernard Chaus, reflecting amendments to subordinated promissory notes, in the principal amounts of $1,000,000 and $311,500 (incorporated by reference to Exhibit 10.104 of the 1994
             Form 10-K).

10.34        Agreement, dated November 9, 1994, between the Company and
             Josephine Chaus extending the due dates on subordinated promissory notes (incorporated by reference to Exhibit 10.107 of the Company's Form 10-Q for the quarter ended September 30, 1994 (the
             "September 1994 Form 10-Q")).

10.35        Agreement, dated November 9, 1994, between the Company and the
             Estate of Bernard Chaus extending the due dates on subordinated promissory notes (incorporated by reference to Exhibit 10.108 of the September 1994 Form 10-Q).

10.36 Agreement, dated December 19, 1994, assigning the subordinated notes from the Estate of Bernard Chaus to Josephine Chaus
             (incorporated by reference to Exhibit 10.110 of the Company's Form
             10-Q for the quarter ended December 30, 1994 (the "December 1994
             Form 10-Q").

10.37        Agreement, dated January 11, 1995, between the Company and
             Josephine Chaus extending the due dates on subordinated promissory notes (incorporated by reference to Exhibit 10.111 of the December
             1994 Form 10-Q).

+10.38       Agreement, dated November 22, 1994, between the Company and
             Josephine Chaus issuing 32,500 warrants to purchase Common Stock of the Company (incorporated by reference to Exhibit 10.112 of the Company's Form 10-Q for the quarter ended March 31, 1995 (the
             "March 1995 Form 10-Q")).

+10.39       Agreement, dated November 22, 1994, between the Company and
             Josephine Chaus issuing 206,000 warrants to purchase Common



                                                                                   SEQUENTIALLY
                                                                                     NUMBERED
 EXHIBIT NO.                                                                          PAGES
 -----------                                                                          -----
             Stock of the Company (incorporated by reference to Exhibit 10.113 of the March 1995 Form 10-Q).

+10.40       Agreement, dated November 22, 1994, between the Company and
             Josephine Chaus issuing 338,000 warrants to purchase Common Stock of the Company (incorporated by reference to Exhibit 10.114 of the March 1995 Form 10-Q).

+10.41       Agreement, dated November 22, 1994, between the Company and
             Josephine Chaus issuing 640,000 warrants to purchase Common Stock of the Company (incorporated by reference to Exhibit 10.115 of the March 1995 Form 10-Q).

10.42        Agreement effective February 21, 1995 (the "Old Bank Debt
             Agreement") between the Company and BNY Financial Corporation restating and amending the Financing Agreement (incorporated by reference to Exhibit 10.116 of the March 1995 Form 10-Q).

10.43        Waiver dated September 14, 1995 to the Old Bank Debt Agreement
             (incorporated by reference to Exhibit 10.5 of the 1995
             Registration Statement).

10.44        Agreement effective as of September 28, 1995 relating to the Old
             Bank Debt Agreement (incorporated by reference to Exhibit 10.58 of the 1995 Registration Statement).

10.45        Agreement dated April 28, 1995 between the Company and Josephine
             Chaus extending the due dates on subordinated promissory notes
             (incorporated by reference to Exhibit 10.117 of the March 1995
             Form 10-Q).

10.46        Agreement dated September 8, 1995 between the Company and
             Josephine Chaus extending the due dates on subordinated promissory notes (incorporated by reference to Exhibit 10.60 of the 1995
             Registration Statement).

10.47        License Agreement dated as of September 6, 1995 between the
             Company and Nautica Apparel Inc. (incorporated by reference to
             Exhibit 10.61 of the 1995 Registration Statement, confidential portions of which have been omitted and filed separately with the Commission subject to an order granting confidential treatment).

10.48        Agreement dated October 9, 1995, between the Company and Josephine
             Chaus, extending the due dates on subordinated promissory notes and clarifying the subordination provision


                                                                                   SEQUENTIALLY
                                                                                     NUMBERED
 EXHIBIT NO.                                                                          PAGES
 -----------                                                                          -----
             (incorporated by reference to Exhibit 10.65 of the 1995
             Registration Statement).

10.49        Agreement dated October 9, 1995, between the Company and Josephine
             Chaus, providing the Company with an option to extend the Letter of Credit to July 31, 1996 (incorporated by reference to Exhibit
             10.66 of the 1995 Registration Statement).

10.50        Agreement dated October 27, 1995 between the Company and Josephine
             Chaus extending the due dates on subordinated promissory notes
             (incorporated by reference to Exhibit 10.67 of the Company's Form
             10-Q for the quarter ended September 30, 1995).

+10.51       Agreement dated November 15, 1995 between the Company and
             Josephine Chaus issuing 815,000 warrants to purchase Common Stock of the Company (incorporated by reference to Exhibit 10.69 of the December 1995 Form 10-Q).

+10.52       Agreement dated November 15, 1995 between the Company and
             Josephine Chaus issuing 535,000 warrants to purchase Common Stock of the Company (incorporated by reference to Exhibit 10.70 of the December 1995 Form 10-Q).

+10.53       Agreement dated November 15, 1995 between the Company and
             Josephine Chaus issuing 230,000 warrants to purchase Common Stock of the Company (incorporated by reference to Exhibit 10.71 of the December 1995 Form 10-Q).

10.54        Amendment No. 4 dated September 17, 1996 to the Financing
             Agreement (incorporated by reference to Exhibit 10.65 of the Company's Form 10-K for the year ended June 30, 1996).

10.55        Lease dated June 12, 1996 between the Company and L. H. Charney
             Associates, relating to the Company's facility at 1410 Broadway, New York, New York (incorporated by reference to Exhibit 10.66 of the Company's Form 10-K for the year ended June 30, 1996).

10.56        Amendment No. 5 dated January 31, 1997 to the Financing Agreement
             (incorporated by reference to Exhibit 10.67 of the Company's Form
             10-Q for the quarter ended December 31, 1996).


                                                                                   SEQUENTIALLY
                                                                                     NUMBERED
 EXHIBIT NO.                                                                          PAGES
 -----------                                                                          -----
10.57        Waiver dated February 4, 1997 to the Financing Agreement
             (incorporated by reference to Exhibit 10.68 of the Company's Form
             10-Q for the quarter ended December 31, 1996).

+10.58       Consulting Agreement dated as of December 31, 1996 between the
             Company and Michael Winter (incorporated by reference to Exhibit
             10.69 of the Company's Form 10-Q for the quarter ended December
             31, 1996).

10.59        Agreement dated February 19, 1997, between the Company and BNY
             Financial Corp. issuing 125,000 warrants to purchase Common Stock of the Company (incorporated by reference to Exhibit 10.70 of the Company's Form 10-Q for the quarter ended March 31, 1997).

10.60        Amendment No. 6 dated March 21, 1997, to the Financing Agreement
             (incorporated by reference to Exhibit 10.71 of the Company's Form
             10-Q for the quarter ended March 31, 1997).

10.61        Amendment No. 7 dated April 1, 1997, to the Financing Agreement
             (incorporated by reference to Exhibit 10.72 of the Company's Form
             10-Q for the quarter ended March 31, 1997).

10.62        Amendment No. 8 dated April 29, 1997, to the Financing Agreement
             (incorporated by reference to Exhibit 10.73 of the Company's Form
             10-Q for the quarter ended March 31, 1997).

10.63 Waiver dated May 5, 1997, to the Financing Agreement (incorporated by reference to Exhibit 10.74 of the Company's Form 10-Q for the quarter ended March 31, 1997).

10.64 Commitment Letter dated as of June 26, 1997, between the Company and BNY Financial Corp. (incorporated by reference to Exhibit
             10.75 of the Company's Form 10-K for the year ended June 30,
             1997).

10.65        Cash Collateral Deposit Letter dated as of July 23, 1997, between
             Josephine Chaus and BNY Financial Corp. (incorporated by reference to Exhibit 10.76 of the Company's Form 10-K for the year ended
             June 30, 1997).

10.66 Cash Collateral Deposit Letter dated as of October 10, 1997, between Josephine Chaus and BNY Financial Corp. (incorporated by reference to Exhibit 10.77 of the Company's Form 10-K for the year ended June 30, 1997).

                                                                                   SEQUENTIALLY
                                                                                     NUMBERED
 EXHIBIT NO.                                                                          PAGES
 -----------                                                                          -----
10.67        Amended and Restated Cash Collateral Deposit Letter dated as of
             October 10, 1997, between Josephine Chaus and BNY Financial Corp.
             (incorporated by reference to Exhibit 10.78 of the Company's Form
             10-K for the year ended June 30, 1997).

10.68        Second Restated and Amended Financing Agreement dated as of
             October 10, 1997, between the Company and BNY Financial Corp.
             (incorporated by reference to Exhibit 10.79 of the Company's Form
             10-K for the year ended June 30, 1997).

10.69        Agreement dated October 10, 1997, between the Company and BNY
             Financial Corp. issuing 125,000 warrants to purchase Common Stock of the Company (incorporated by reference to Exhibit 10.80 of the Company's Form 10-Q for the quarter ended September 30, 1997).

10.70        Agreement dated October 10, 1997, between the Company and BNY
             Financial Corp. issuing 375,000 warrants to purchase Common Stock of the Company (incorporated by reference to Exhibit 10.81 of the Company's Form 10-Q for the quarter ended September 30, 1997).

+10.71       Executive Employment Agreement dated October 28, 1997, between the
             Company and Lynn Buechner (incorporated by reference to Exhibit
             10.82 of the Company's Form 10-Q for the quarter ended September
             30, 1997).

10.72 Letter Agreement dated December 9, 1997 between Josephine Chaus and the Company (incorporated by reference to Exhibit 10.83 of the Company's Form 10-Q for the quarter ended December 31, 1997).

10.73        Cash Collateral Deposit Release Letter Agreement dated as of
             January 29, 1998 Agreement among Josephine Chaus, the Company and
             BNY Financial Corporation (incorporated by reference to Exhibit
             10.84 of the Company's Form 10-Q for the quarter ended
             December 31, 1997).

10.74        Subrogated Subordinated Promissory Note dated as of January 29,
             1998 from the Company to Josephine Chaus in the principal amount of $12.5 million (incorporated by reference to Exhibit 10.85 of the Company's Form 10-Q for the quarter ended December 31, 1997).

10.75        Conversion Agreement dated as of January 29, 1998 between
             Josephine Chaus and the Company (incorporated by to reference


                                                                                   SEQUENTIALLY
                                                                                     NUMBERED
 EXHIBIT NO.                                                                          PAGES
 -----------                                                                          -----
             Exhibit 10.86 of the Company's Form 10-Q for the quarter ended
             December 31, 1997).

+*10.76 Letter Agreement between the Company and Andrew Grossman dated as of January 1, 1998.

+*10.77 1998 Stock Option Plan, including form of related stock option agreement.

*10.78       Amendment No. 1 dated June 3, 1998 to the Second Restated and
             Amended Financing Agreement.

+*10.79 Letter Agreement between the Company and Stewart S. Levy dated as of July 22, 1998.

*21          List of Subsidiaries of the Company.

*27          Financial Data Schedule.


----------------
+ Management agreement or compensatory plan or arrangement required to be filed as an exhibit.
* Filed herewith.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on September 10, 1998.

                                                BERNARD CHAUS, INC.



                                                By: /s/ Josephine Chaus
                                                    ---------------------------
                                                    Josephine Chaus
                                                    Chairwoman of the Board and
                                                    Office of the Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on September 10, 1998.


SIGNATURE                              TITLE
---------                              -----


/s/ Josephine Chaus                    Chairwoman of the Board and Office of the
-------------------------------          Chairman
Josephine Chaus

/s/ Andrew Grossman                    Chief Executive Officer and Office of the
-------------------------------          Chairman
Andrew Grossman

/s/ Barton Heminover                   Vice President -- Corporate Controller
-------------------------------          and Assistant Secretary
Barton Heminover

/s/ Philip G. Barach                   Director
-------------------------------
Philip G. Barach

/s/ S. Lee Kling                       Director
-------------------------------
S. Lee Kling


/s/ Harvey M. Krueger                  Director
-------------------------------
Harvey M. Krueger

                     BE RNARD CHAUS, INC. AND SUBSIDIARIES

         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

The following consolidated financial statements of Bernard Chaus, Inc. and subsidiaries are included in Item 8:


Report of Independent Auditors............................................................F-2
Consolidated Balance Sheets-- June 30, 1998 and 1997......................................F-3
Consolidated Statements of Operations-- Years Ended June 30, 1998, 1997 and 1996..........F-4
Consolidated Statements of Stockholders' Equity (Deficiency)--
  Years Ended June 30,  1998, 1997 and 1996...............................................F-5
Consolidated Statements of Cash Flows-- Years Ended June 30, 1998, 1997 and 1996..........F-6
Notes to Consolidated Financial Statements................................................F-7

The following consolidated financial statement schedule of Bernard Chaus, Inc.
and subsidiaries is included in Item 14(a)(2):

Schedule II -- Valuation and Qualifying Accounts..........................................S-1

       The other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of Bernard Chaus, Inc.
New York, New York



We have audited the accompanying consolidated balance sheets of Bernard Chaus, Inc. and subsidiaries as of June 30, 1998 and June 30, 1997 and the related consolidated statements of operations, stockholders' equity/deficiency, and cash flows for each of the three years in the period ended June 30, 1998. Our audits also included the financial statement schedule listed in the Index at item 14(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Bernard Chaus, Inc. and subsidiaries at June 30, 1998 and June 30, 1997, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/ Deloitte & Touche LLP

New York, New York
August 26, 1998

                      BERNARD CHAUS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                    (In thousands, except number of shares)

                                                                                      June 30,          June 30,
                                                                                        1998              1997
ASSETS                                                                                -------           --------
Current Assets
  Cash and cash equivalents ...................................................... $    2,039           $    330
  Accounts receivable, less allowances of $3,202 and $2,092 ......................     17,289              7,451
  Inventories.....................................................................     17,486             23,746
  Prepaid expenses................................................................        362                568
                                                                                   ----------          ---------
     Total current assets.........................................................     37,176             32,095
Fixed assets -- net...............................................................        960              1,295
Other assets......................................................................        876                748
                                                                                   ----------          ---------
                                                                                    $  39,012           $ 34,138
                                                                                   ==========          =========

LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIENCY)
Current Liabilities
  Notes payable -- bank ..........................................................  $      --           $ 37,756
  Accounts payable ...............................................................     13,005             19,825
  Accrued expenses ...............................................................      4,492              5,393
  Accrued restructuring expenses .................................................         --              1,850
  Term loan -- current ...........................................................      1,000                 --
                                                                                   ----------          ---------
     Total current liabilities....................................................     18,497             64,824
Subordinated promissory notes.....................................................         --             26,374
Term loan ........................................................................     13,500                 --
                                                                                   ----------          ---------
                                                                                       31,997             91,198
STOCKHOLDERS' EQUITY/(DEFICIENCY)
  Preferred stock, $.01 par value, authorized shares -- 1,000,000; outstanding shares -- none
  Common stock, $.01 par value; authorized shares -- 50,000,000; issued shares
     -- 27,178,177 at June 30, 1998 and 6,687,000 at June 30, 1997 ...............        272                269
  Additional paid-in capital .....................................................    125,224             65,463
  Deficit ........................................................................   (117,001)          (121,312)
  Less:  Treasury stock, at cost -- 62,270 shares ................................    ( 1,480)            (1,480)
                                                                                   ----------          ---------
     Total stockholders' equity/(deficiency) .....................................      7,015            (57,060)
                                                                                   ----------          ---------
                                                                                    $  39,012           $ 34,138
                                                                                   ==========          =========

          See accompanying notes to consolidated financial statements.

                      BERNARD CHAUS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                                           Fiscal Year Ended June 30,
                                                                -------------------------------------------------------
                                                                    1998           1997           1996
                                                                    ----           ----           ----
Net sales ...................................................     $191,546       $160,100        $170,575
Cost of goods sold ..........................................      142,175        125,422         147,994
                                                                ----------      ---------       ---------

Gross profit ................................................       49,371         34,678          22,581
Selling, general and administrative expenses ................       38,462         40,924          40,162
Restructuring expenses ......................................           --          2,250              --
                                                                ----------       --------       ---------
                                                                    10,909        ( 8,496)        (17,581)
Interest expense ............................................       (6,411)        (8,030)         (6,560)
Other income (expense), net .................................           58            113              56
                                                                ----------       --------       ---------

Income (loss) before provision for income taxes .............        4,556        (16,413)        (24,085)
Provision for income taxes ..................................          245             50             301
                                                                ----------       --------       ---------

Net income (loss) ...........................................     $  4,311       $(16,463)       $(24,386)
                                                                ==========      ==========      =========

Basic and diluted  earnings (loss) per share ................     $    .28       $  (2.46)       $  (3.91)
                                                                ==========      =========       =========

Weighted average number of common  shares
  outstanding................................................   15,296,000      6,687,000       6,239,000
                                                                ==========      =========       =========

          See accompanying notes to consolidated financial statements.

                      BERNARD CHAUS, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY/(DEFICIENCY)
                    (In thousands, except number of shares)




                                                    Common Stock                                   Treasury Stock
                                               -------------------      Additional              ---------------------
                                               Number of                Paid-in                   Number of
                                               Shares       Amount       Capital      (Deficit)    Shares     Amount    Total
                                               -------      ------      ---------   -----------    --------- --------   -----
Balance at July 1, 1995 ...................   21,073,081   $   211       $49,353      $(80,463)     622,700  $(1,480)  $(32,379)
Net loss ..................................                                            (24,386)                         (24,386)
Net proceeds from issuance
  of common stock .........................    5,750,000        57        15,366            --           --       --     15,423
Issuance of warrants.......................           --        --           520            --           --       --        520
Exercise of stock options .................       70,643         1           211                                  --        212
                                              ----------    ------      --------    ----------     --------  -------    -------


Balance at June 30, 1996 ..................   26,893,724       269        65,450      (104,849)     622,700   (1,480)   (40,610)
Net loss ..................................                                            (16,463)                         (16,463)
Exercise of stock options .................        6,250       --             13                                             13
                                              ----------    ------      ---------   ----------     --------  -------    -------


Balance at June 30, 1997 ..................   26,899,974       269        65,463      (121,312)     622,700   (1,480)   (57,060)
Net income ................................                                              4,311                            4,311
Exchange of notes for
  common stock ............................   10,510,910       105        40,520            --           --       --     40,625
Net proceeds from issuance
 of common stock...........................   13,977,270       140        18,861            --           --       --     19,001
Issuance of warrants.......................           --        --           138            --           --       --        138
Reverse stock split........................  (24,209,977)     (242)          242            --     (560,430)      --         --
                                              ----------    ------      --------    ----------     --------  --------   -------


Balance at June 30, 1998...................   27,178,177    $  272      $125,224     $(117,001)      62,270  $(1,480)   $ 7,015
                                              ==========    ======      ========    ==========     ========  =======    ========


          See accompanying notes to consolidated financial statements.

                      BERNARD CHAUS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                         Year Ended June 30,
                                                                                ------------------------------------------
                                                                                1998              1997               1996
                                                                                ----              ----               ----
Operating Activities
  Net income (loss) .......................................................  $ 4,311        $  (16,463)          $(24,386)
  Adjustments to reconcile net income (loss) to net cash used in operating activities:
    Depreciation and amortization..........................................      630               865                974
    Recovery of losses on acconts receivable ..............................      (65)              (20)               (69)
    Deferred interest on subordinated promissory notes ....................    1,751             2,786              2,522
    Non-cash interest expense .............................................       27                --                520
  Changes in operating assets and liabilities:
      Accounts receivable .................................................   (9,773)              564               (280)
      Inventories .........................................................    6,260            (2,490)            (5,053)
      Prepaid expenses and other assets ...................................      432               372                655
      Accounts payable ....................................................   (6,820)            2,390              4,513
      Accrued expenses ....................................................     (901)             (663)               507
      Accrued restructuring expenses ......................................   (1,619)            1,654             (2,608)
                                                                             ---------       ----------          ---------

Net Cash Used In Operating Activities .....................................   (5,767)          (11,005)           (22,705)
                                                                             ---------       ----------          ---------

Investing Activities
  Purchases of fixed assets ...............................................     (348)             (186)              (480)
  Purchases of other assets ...............................................     (421)             (418)                --
                                                                             ---------       ----------          ---------

Net Cash Used In Investing Activities .....................................     (769)             (604)              (480)
                                                                             ---------       ----------          ---------

Financing Activities
  Net repayments of short-term bank borrowings ............................  (25,256)           11,679              7,379
  Net proceeds from issuance of stock .....................................   19,001                --             15,423
  Principal payments on term loan .........................................     (500)               --                 --
  Proceeds from issuance of term loan .....................................   15,000                --                 --
  Net proceeds from exercise of options....................................       --                13                212
                                                                             ---------       ----------          ---------

Net Cash Provided by Financing Activities..................................    8,245            11,692             23,014
                                                                             ---------       ----------          ---------
Increase (Decrease) In Cash And Cash Equivalents...........................    1,709                83               (171)
Cash and Cash Equivalents, Beginning of Year...............................      330               247                418
                                                                             ---------       ----------          ---------
Cash and Cash Equivalents, End of Year ....................................  $ 2,039        $      330           $    247
                                                                             =========       ==========          =========

Cash paid for:
  Taxes....................................................................  $     8        $       13           $     14
  Interest ................................................................  $ 4,670        $    4,822           $  3,809
Supplemental schedule of non-cash financing activities:
    Bank debt assumed by principal stockholder and
      converted to subordinated promissory notes ..........................  $12,500                --                 --
    Exchange of subordinated promissory notes for common stock ............  $40,625                --                 --
    Issuance of warrants relating to new financing agreement ..............  $   138                --                520


          See accompanying notes to consolidated financial statements.

                      BERNARD CHAUS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  BUSINESS

       Bernard Chaus, Inc. (the "Company") designs, arranges for the manufacture of and markets an extensive range of women's career and casual sportswear which are marketed principally under the CHAUS (Registered Trademark), CHAUS SPORT (Registered Trademark), and NAUTICA (Registered Trademark) trademarks. The Company's products are sold nationwide through department store chains, specialty retailers and other retail outlets.

       On November 22, 1995, the Company issued 5,750,000 shares of Common Stock at a price of $3.00 per share in an underwritten public offering. Proceeds from the offering, net of commissions and other expenses were $15.4 million.

       In September 1997, the disinterested members of the Board of Directors of the Company unanimously approved a restructuring program (the
"Restructuring") which was completed in January 1998 (see Notes 6 and 7).


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

Reclassification:

       Certain reclassifications were made to the fiscal 1997 and 1996 Consolidated Financial Statements to conform with the fiscal 1998 presentation.

Earnings (Loss) Per Share:

       All share and per share data reflects the 1 for 10 reverse stock split which was effected December 9, 1997. Basic earnings (loss) per share has been computed by dividing the applicable net income by the weighted average number of common shares outstanding. Diluted earnings (loss) per share has been computed by dividing the applicable net income by the weighted average number of common shares outstanding and common stock equivalents. At June 30, 1998, 1997 and 1996, 3,079,000, 7,673,000 and 7,652,000 common stock equivalents, respectively, were not included in the computation of earnings (loss) per share as they were antidilutive.

       On January 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128 Earnings Per Share. The statement establishes standards for computing and presenting earnings per share ("EPS") and simplifies the standards for computing EPS currently found in Accounting Principles Board ("APB") Opinion No. 15, Earnings Per Share.

                      BERNARD CHAUS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


Revenue Recognition:

       Revenues are recorded at the time merchandise is shipped, and with regard to the outlet stores, at the time when goods are sold to the customer.

Credit Terms:

       The Company extends credit to its customers based upon an evaluation of the customer's financial condition and credit history and generally does not require collateral. The Company has historically incurred minimal credit losses. At June 30, 1998 and 1997, approximately 87% and 62%, respectively, of the Company's accounts receivables were due from department store customers owned by four single corporate entities. During fiscal 1998, approximately 82% of the Company's net sales were made to department store customers owned by four single corporate entities, as compared to 63% in fiscal 1997 and 60% in fiscal 1996. Sales to Dillard's Department Stores accounted for 43% of net sales in fiscal 1998, 33% of net sales in fiscal 1997 and 29% of net sales in fiscal 1996. Sales to nine department store companies owned by The May Department Stores Company accounted for approximately 29% of net sales in fiscal 1998, 16% of the Company's net sales in fiscal 1997 and 10% of net sales in fiscal 1996. Sales to eight department store companies owned by Federated Department Stores accounted for approximately 7% of net sales in fiscal 1998, 8% of net sales in fiscal 1997 and 5% of net sales in fiscal 1996. Sales to two department store customers owned by TJX Companies, Inc. accounted for approximately 3% of net sales in fiscal 1998, 6% of net sales in fiscal 1997 and 16% of net sales in fiscal 1996.

       The percentages of net sales are based upon stores owned by the four corporate entities at the end of fiscal 1998. As a result of the Company's dependence on these customers, they may have the ability to influence the Company's business decisions. The loss of or significant decrease in business from any of its major customers would have a material adverse effect on the Company's financial position and results of operations.

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

Other Assets:

       "In store" fixtures and signs are depreciated using the straight line method over the lesser of three years or the remaining term of the Nautica License Agreement.

                      BERNARD CHAUS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Fair Value of Financial Instruments:

       For financial instruments, including cash and cash equivalents, accounts receivable and payable, accruals and notes payable -- bank, it was assumed that the carrying amounts approximated fair value due to their short maturity.

New Accounting Pronouncements:

       The Company is required to adopt SFAS No. 130, Reporting Comprehensive Income during the year ending June 30, 1999. SFAS 130 establishes standards for reporting comprehensive income and its components in a full set of general-purpose financial statements. This Statement requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement, and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. Adoption of this statement will require the Company to report changes in the excess of additional pension liability over unrecognized prior service cost and foreign currency translation adjustment accounts, currently shown in the stockholders' equity section of the balance sheet, as an increase or decrease to reported net income in arriving at comprehensive income. Currently, the Company has no items of other comprehensive income.

       The Company is required to adopt SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information during the year ending June 30, 1999. The Statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. This Statement supersedes FASB Statement No. 14 Financial Reporting for Segments of a Business Enterprise, but retains the requirement to report information about major. The Company is currently considering what effect adoption of this statement will have on the Company.

       The Company is required to adopt SFAS No. 132, Employers' Disclosure About Pensions and Other Postretirement Benefits during the year ending June 30, 1999. This Statement revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. It standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures that are no longer useful. Restatement of disclosures for earlier periods provided for comparative purposes is required. The Company has not yet determined the impact the adoption of this statement will have on the Company's financial statements.

                      BERNARD CHAUS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3.   INVENTORIES

Inventories consist of:

                                 JUNE 30,          JUNE 30,
                                   1998              1997
                                 --------          --------
                                       (IN THOUSANDS)
  Finished goods ................ $12,278          $19,981
  Work-in-process ...............   3,051            1,027
  Raw materials .................   2,157            2,738
                                 --------          -------
                                  $17,486          $23,746
                                 ========          =======

Inventories include merchandise in transit (principally finished goods) of approximately $7.2 million at June 30, 1998 and $8.3 million at June 30, 1997.

4.  FIXED ASSETS

Fixed assets at cost, net of accumulated depreciation and amortization, consist of:

                                                        JUNE 30,       JUNE 30,
                                                          1998           1997
                                                        -------        --------
                                                             (IN THOUSANDS)
  Furniture and equipment.............................  $10,233        $10,233
  Leasehold improvements..............................    6,501          7,955
                                                        -------        -------
                                                         16,734        $18,188
  Less accumulated depreciation and amortization......   15,774         16,893
                                                        -------        -------
                                                        $   960        $ 1,295
                                                        =======        =======

5.  INCOME TAXES

Significant components of the Company's net deferred tax assets are as follows:

                                                                  JUNE 30,         JUNE 30,
                                                                    1998             1997
                                                                  --------         --------
                                                                        (IN THOUSANDS)
  Deferred tax assets:
    Net operating loss carryforwards...........................   $40,100          $42,500
    Costs capitalized to inventory for tax purposes............     1,000            1,300
    Accrued interest, subordinated debt/warrants...............     4,900            4,000
    Book over tax depreciation.................................     2,200            2,000
    Sales allowances not currently deductible..................     3,500            2,100
    Reserves and other items not currently deductible..........     1,500            1,700
                                                                  -------          -------
                                                                   53,200           53,600
  Valuation allowance for deferred tax assets..................   (53,200)         (53,600)
                                                                  -------          -------
  Net deferred tax asset.......................................   $     0          $    0
                                                                  =======          =======

There was a change in the valuation allowance for the year ended June 30, 1997 of $0.4 million.

                      BERNARD CHAUS, INC. AND SUBSIDIARIES
             NOTES TO CNOSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



                                                                 FISCAL YEAR ENDED JUNE 30,
                                                            -----------------------------------
                                                              1998         1997         1996
                                                            --------     ---------    --------
                                                                      (IN THOUSANDS)
  (Expense) benefit for federal
    income taxes at the statutory rate of
    35.0% in each of 1998, 1997 and 1996................... $  1,542      ($5,694)     ($8,430)
  State and local income taxes
    net of federal tax benefit.............................       95           50          301
  Executive compensation in excess of
    amount deductible for tax purposes.....................       --           --           --
  Other....................................................       51           51           35
  Effect of unrecognized federal tax loss
    carryforwards..........................................   (1,443)       5,643        8,395
                                                            ---------      ------        -----
  Provision for income taxes............................... $     245      $   50        $ 301
                                                            =========      ======        =====

       At June 30, 1998, the Company has a federal net operating loss carryforward for income tax purposes of approximately $96 million, which will expire between 2006 and 2011.


6.   FINANCING AGREEMENTS

       The Company and BNY Financial Corporation, a wholly owned subsidiary of The Bank of New York ("BNYF"), entered into a financing agreement in July 1991, which was amended and restated effective as of February 21, 1995 and further amended, effective as of September 28, 1995 (the "September 1995 Amendment"), May 9, 1996 (the "May 1996 Amendment"), September 17, 1996 (the "September 1996 Amendment"), January 31, 1997 (the "January 1997 Amendment"), March 21, 1997 (the "March 1997 Amendment"), and April 1, 1997 (the "April 1, 1997 Amendment") and April 29, 1997 (the "April 29, 1997 Amendment") (collectively, the "Old Bank Debt Agreement"). The Old Bank Debt Agreement provided the Company with a $72.0 million credit facility for letters of credit and direct borrowings, with a sublimit for loans and advances ranging between $40.0 and $58.0 million. The amount of financing available was based upon a formula incorporating eligible receivables and inventory, cash balances, other collateral and permitted overadvances, all as defined in the Old Bank Debt Agreement. The Company's obligations under the Old Bank Debt Agreement were secured by the Company's accounts receivable, inventory and trademarks.

       The Old Bank Debt Agreement contained certain financial covenants including covenants limiting the Company's tangible net worth deficit and working capital deficiency. In addition to a cap on personal property leases, the Company was also prohibited from declaring or paying dividends or making other distributions on its capital stock, with certain exceptions.

       Interest on direct borrowings was payable monthly at an annual rate equal to the higher of (i) The Bank of New York's prime rate plus 0.5% (The Bank of New York prime rate plus 1.5% in the event the Company's overadvance position exceeded the allowable overadvances) or (ii) the Federal Funds Rate in effect plus 1% (Federal Funds Rate in effect plus 2% in the event the Company's overadvance position exceeded the allowable overadvances). There was a commitment fee of 0.375% of the unused portion of the line, payable monthly, and letter of credit fees equal to 0.125% of the outstanding letter of credit balance, payable monthly. The Old Bank Debt Agreement required the payment of minimum service charges of $0.6 million per annum. In connection with the May 1996 Amendment, BNYF was paid a fee of $25,000, and additional fees of $10,000 per month through December 1996 were provided for, with BNYF agreeing to provide specified levels of overadvances up to $10.0 million through the same period.

       Josephine Chaus had arranged for the Letter of Credit in various amounts since April 1994 in return for which BNYF had increased the availability under the Old Bank Debt Agreement. In consideration for credit support provided by Ms. Chaus to the Company prior to February 1995, Ms. Chaus was granted 1,216,500 warrants (the "1994 Warrants"), exercisable through November 22, 1999, at prices ranging between $2.25 to $4.62 per share. In February 1995, Josephine Chaus increased the Letter of Credit to $10.0 million and extended its term to October 31, 1995 (the "February 1995 Increase/Extension"). In addition, in February 1995, Mrs. Chaus provided a $5.0 million personal

                      BERNARD CHAUS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

guarantee (the "$5.0 Million Guarantee"), to be in effect during the Old Bank Debt Agreement's term. In September 1995, Ms. Chaus further extended the term of the Letter of Credit to January 31, 1996 (the "September 1995 Extension"). In consideration of the February 1995 Increase/Extension, the $5.0 Million Guarantee and the September 1995 Extension, a special committee consisting of disinterested members of the Board of Directors of the Company (the "Special Committee") authorized the issuance of warrants (the "1995 Warrants") to purchase an aggregate of 1,580,000 shares of Common Stock at prices ranging between $4.05 and $6.75 per share. The issuance of the 1995 Warrants was approved at the 1995 Annual Meeting of Stockholders. The issuance of the 1994 Warrants, the warrants for the February 1995 Increase/Extension and the warrants for the $5.0 Million Guarantee were recorded in fiscal 1995 at a value of $1.1 million, and was included as a charge to interest expense with a corresponding increase to additional paid-in capital. The issuance of the warrants for the September 1995 Extension was recorded in the second quarter of fiscal 1996 at a value of $0.2 million, and was included as a charge to interest expense with a corresponding increase to additional paid-in capital. Ms. Chaus received warrant compensation for her provision of the $5.0 Million Guarantee only through October 31, 1995. Thereafter, for each three month period of the $5.0 Million Guarantee, received cash compensation of $50,000, as authorized by the Special Committee.

       In connection with the September 1995 Amendment, Ms. Chaus provided the Company with an option to further extend the Letter of Credit to July 31, 1996 (the "July 1996 Option"), subject to the consummation of the Company's November 1995 public offering of Common Stock. In January 1996, the Company exercised the July 1996 Option to extend the Letter of Credit to July 31, 1996 (the "July 1996 Extension"). In consideration of her provision of the July 1996 Extension, the Special Committee authorized the issuance to Ms. Chaus of warrants (the "1996 Warrants") to purchase an aggregate of 682,012 shares of Common Stock at a price of $4.20 per share. The issuance of the 1996 Warrants was approved by the stockholders of the Company at the 1996 Annual Meeting of Stockholders. The issuance of the 1996 Warrants ($0.3 million) was recorded in the third quarter of fiscal 1996, at a value of $0.3 million and was included as a charge to interest expense with a corresponding increase to additional paid-in capital.

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

       Ms. Chaus previously entered into a deposit letter dated July 23, 1997 (the "July Deposit Letter") pursuant to which she provided $10 million in cash collateral to secure the Bank Debt (as defined below) in substitution for the letter of credit previously provided by her. The July Deposit Letter was amended on October 10, 1997 to provide that the $10.0 million in cash collateral would be held as collateral to secure indebtedness under the New Financing Agreement. On January 23, 1998, in connection with the Rights Offering (as defined below), such collateral was released and used

                      BERNARD CHAUS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


by Ms. Chaus to purchase shares of Common Stock issuable to her upon the exercise of the Rights (as defined below), in satisfaction of her agreement to exercise her full $10.0 million subscription (the "Purchase Commitment") in connection with the Rights Offering. The Company used the proceeds from the Purchase Commitment to retire $10 million of Bank Debt.

       On October 10, 1997, in substitution for the $12.5 Million Guarantee previously provided by Ms. Chaus, she entered into a deposit letter (the "October Deposit Letter") pursuant to which she provided $12.5 million in cash collateral and secured the secured bank debt owed to BNYF by the Company (the "Bank Debt"). The cash collateral was provided from the proceeds of a loan made by BNYF to Ms. Chaus. On January 29, 1998, pursuant to the terms of a cash collateral deposit release letter, the $12.5 million in cash collateral was released to BNYF and was used to retire $12.5 million of the Bank Debt. As a result of such repayment, the Company became indebted to Ms. Chaus for $12.5 million, and Ms. Chaus became subrogated to the rights of BNYF with respect to such loan amount (the "Subrogated Loan") until the Subrogated Loan and the Subordinated Notes (as defined below) were converted into 10,510,910 shares of the Company's Common Stock. Pursuant to the terms of a conversion agreement dated as of January 29, 1998, the Subrogated Loan and the Subordinated Notes were converted by Ms. Chaus into 10,510,910 shares of Common Stock of the Company.

       In connection with the Restructuring, Ms. Chaus relinquished, for no value, all of her rights in and to the 1994 Warrants, the 1995 Warrants and the 1996 Warrants.

       On October 10, 1997, the Company and BNYF entered into a new revolving credit facility (the "New Revolving Facility") and a new term loan facility (the "New Term Loan" and, together with the New Revolving Facility, the "New Financing Agreement") which amended and restated in its entirety the Old Bank Debt Agreement.

       The New Financing Agreement consisted of two facilities: (i) the New Revolving Facility, which was a $66.0 million five-year revolving credit line with a $20 million sublimit for letters of credit, and (ii) the New Term Loan, which was a $15.0 million term loan facility. On June 3, 1998 the Company and BNYF amended the New Financing Agreement to provide for a $45.5 million five-year revolving credit line with a $34.0 million sublimit for letters of credit and a $14.5 million term loan facility. Each facility will mature on December 31, 2002. The New Financing Agreement also amended certain financial covenants contained in the Old Bank Debt Agreement. In January 1998 an aggregate of $22.5 million held by BNYF as cash collateral was applied by BNYF to retire $22.5 million of the revolving credit line in connection with the Company's Restructuring (as defined below).

       Interest on the New Revolving Facility accrues at 1/2 of 1% above the Prime Rate (8.5% at June 30, 1998) and is payable on a monthly basis, in arrears. Interest on the New Term Loan accrues at an interest rate ranging from 1/2 of 1% above the Prime Rate to 1 1/2% above the Prime Rate, which interest rate will be determined, from time to time, based upon the Company's availability under the New Revolving Facility. With the exception of warrants issued to BNYF (as discussed below), the Company's execution of the New Financing Agreement did not require the payment of any commitment, closing, administration or facility fees. The New Financing Agreement provides for service charges and letter of credit fees on substantially the same terms as those existing under the Company's Old Bank Debt Agreement with BNYF. As part of the New Financing Agreement, BNYF's existing warrants were extinguished, and BNYF received new warrants (the "BNYF Warrants") to purchase an aggregate of 162,500 shares of the Company's Common Stock. The issuance of the BNYF Warrants was recorded in the third quarter of fiscal 1998 at a value of $0.1 million and was included as an increase in additional paid-in capital and will be charged to interest expense over the term of the New Financing Agreement.

                      BERNARD CHAUS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

       Amortization payments in the amount of $250,000 are payable quarterly in arrears in connection with the New Term Loan. Two amortization payments have been made as of June 30, 1998. A balloon payment in the amount of $10.25 million is due on December 31, 2002. In the event of the earlier termination by the Company of the New Financing Agreement, the Company will be liable for termination fees initially equal to $2.8 million, and declining to $2.2 million after October 8, 2000. The Company's obligations under the New Financing Agreement are secured by a first priority lien on substantially all of the Company's assets, including the Company's accounts receivable, inventory and trademarks.

       As an inducement to BNYF to enter into the New Financing Agreement, Ms. Chaus had agreed with BNYF that she would purchase, at the option of BNYF, a $2.5 million junior participation in the New Financing Agreement between the Company and BNYF, in the event that (i) an event of default occurs under the New Financing Agreement prior to before May 15, 1998 or (ii) the Rights Offering is not consummated prior to May 15, 1998 (the "Bank Debt Put"). The Rights Offering was consummated on January 26, 1998, and therefore, the Bank Debt Put expired in accordance with its terms. See Note 7.

       The New Financing Agreement contains financial covenants requiring, among other things, the maintenance of minimum levels of tangible net worth, working capital and maximum permitted loss (minimum permitted profit).


7.  RESTRUCTURING

       In June 1997, the Company announced a proposed restructuring program to be implemented by the Company. In September 1997, the disinterested members of the Board of Directors of the Company unanimously approved the the Restructuring which provided for the following: (i) the Company would raise, through an offer of rights to subscribe ("Rights"), up to $20.0 million, but not less than $12.5 million, of equity through a rights offering to all shares of Common Stock of the Company (the "Rights Offering") of up to 13,977,270 shares of Common Stock of the Company (on a post stock split basis); (ii) the conversion of approximately $40.6 million of the Company's indebtedness to Ms. Chaus, consisting of $28.1 million of then existing subordinated indebtedness (including accrued interest through January 28, 1998) and $12.5 million of additional indebtedness owed to Ms. Chaus, into 10,510,910 shares of Common Stock of the Company; (iii) the New Financing Agreement; (iv) the implementation of a reverse stock split of the Company's Common Stock such that every ten (10) shares of Common Stock would be converted into one (1) share of Common Stock; and (v) the liquidation of the Company's retail outlet stores during the second quarter of fiscal 1998. On October 10, 1997, the Company entered into the New Financing Agreement referred to in (iii) above. On December 9, 1997, the reverse stock split described in (iv) above became effective. Prior to January 14, 1998, the Company closed all of its retail outlet stores as referenced in (v) above. On January 26, 1998, the Rights Offering described in (i) above was consummated. On January 29, 1998, the conversion of indebtedness into equity described in (ii) above was completed.

8.  SUBORDINATED PROMISSORY NOTES

       The Company had outstanding at June 30, 1997, $26.4 million, including accrued interest at 12% per annum, of subordinated promissory notes payable to Josephine Chaus, certain of which were originally issued on June 30, 1986 and the remainder of which were issued in February and March 1991 (the "Subordinated Notes"). The Company had been prohibited from making payments of principal or interest on the Subordinated Notes since 1993 (with the exception of principal payments of approximately $0.5 million, $0.3 million and $0.3 million in November 1993, February 1994 and August 1994, respectively) as a result of restrictive covenants under the Old Bank Debt Agreement. In connection

                      BERNARD CHAUS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

with the public offering, Ms. Chaus extended the maturity date of the Subordinated Notes (which were to mature on July 1, 1996) to July 1, 1998.

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

       In connection with the Restructuring, Ms. Chaus converted all indebtedness owed to her by the Company into Common Stock. See Notes 6 and 7.


9.  EMPLOYEE BENEFIT PLANS

Pension Plan:

       Pursuant to a collective bargaining agreement, all of the Company's union employees are covered by a defined benefit pension plan. Pension expense amounted to approximately $105,000, $69,000 and $40,000 in fiscal 1996, 1997 and 1998, respectively. As of December 31, 1997, the actuarial present value of the accumulated vested and non-vested plan benefits amounted to $0.5 million and net assets available for benefits amounted to $0.5 million. Actuarial assumptions related to weighted average interest rate and weighted average rate of return were 8.0% and 8.5%, respectively, for each of 1998, 1997 and 1996.

Savings Plan:

       The Company has a savings plan (the "Savings Plan") under which eligible employees may contribute a percentage of their compensation and the Company (subject to certain limitations) will match 50% of the employee's contribution. Company contributions will be invested half in the Common Stock of the Company and half in investment funds selected by the participant and are subject to vesting provisions of the Savings Plan. Expense under the Savings Plan was approximately $0.2 in each of fiscal 1998, 1997 and 1996. An aggregate of 10,000 shares of Common Stock has been reserved for issuance under the Savings Plan.

Restricted Stock Plan:

       In November 1987, the Company's stockholders approved the adoption of a restricted stock plan (the "Restricted Plan"). Pursuant to the Restricted Plan, 25,000 restricted shares of the Company's Common Stock were reserved for allocation to key employees of the Company. The restrictions on the shares terminate as to 25% of such shares on each anniversary of their date of allocation. As of June 30, 1998, no restricted shares have been granted under this plan.

                      BERNARD CHAUS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Stock Option Plan:

       On February 23,1998, the Company cancelled all options granted under the Company's 1986 stock option plan and reissued the holders of such options with an equivalent number of options (at fair market value) under the Company's 1998 Stock Option Plan (the "Option Plan"). Pursuant to the Option Plan, the Company may grant to eligible individuals incentive stock options, as defined in the Internal Revenue Code, and non-incentive stock options. Under the Option Plan, 2,712,000 shares of Common Stock were reserved for issuance. No stock options may be granted subsequent to 2007 and the exercise price may not be less than 100% of the fair market value on the date of grant for incentive stock options and 85% of the fair market value on the date of grant for non-incentive stock options.

Grossman Option Plan:

       At the annual meeting of stockholders in November 1994, the stockholders approved the issuance of options for the Company's new Chief Executive Officer (the "Grossman Option Plan") to purchase 300,000 shares of Common Stock (the "1994 Options"). Of this amount, 150,000 options were granted, at fair market value, in September 1994, and the balance were granted in September 1995, at fair market value, in connection with the extension of the term of his employment agreement. In connection with the Restructuring, the 1994 Options were exchanged in February 1998, at fair market value, for new options to purchase 300,000 shares of Common Stock (which become exercisable in annual 20% increments commencing one year from the original grant date). Additionally, as part of Mr. Grossman's amended employment agreement, 1,375,157 additional options were granted in February 1998, 50% of which became exercisable on the grant date, and the remaining amounts are exercisable over two years in annual 25% increments. See Note 10. All options granted under the Grossman Option Plan are included in the table below.

Total Options Reserved for Issuance

       At June 30, 1998, a total of approximately 4,397,157 shares of Common Stock were reserved for issuance under the Stock Option Plan, the Savings Plan and the Grossman Option Plan.

                                                 NON-INCENTIVE
                                                 STOCK OPTIONS
                                       -----------------------------------
                                          NUMBER               EXERCISE
                                        OF SHARES             PRICE RANGE
                                       -----------          --------------
Outstanding at July 1, 1995                286,686          $18.75--$48.75
Options granted                            206,400          $36.25--$58.75
Options canceled                           (68,720)         $18.75--$58.75
Options exercised                           (7,064)         $18.75--$48.80
                                       -----------

Outstanding at June 30, 1996               417,302          $18.75--$56.25
Options granted                              9,500          $23.75--$31.25
Options canceled                            (6,701)         $20.00--$48.80
Options exercised                             (625)         $20.00--$20.00
                                       -----------

Outstanding at June 30, 1997               419,476          $18.75--$56.25
Options granted                          2,916,407          $3.110--$3.110
Options canceled                          (419,476)         $18.75--$56.25
                                       -----------

Outstanding at June 30, 1998             $2,916,407         $3.110--$3.110
                                       ============         ==============

       The stock options are exercisable over four years in annual 25% increments. As of June 30, 1998 options to purchase approximately 864,000 shares were exercisable.

                      BERNARD CHAUS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Stock Based Compensation:

       All stock options are granted at fair market value of the Common Stock at grant date. The weighted average fair value of stock options granted during 1998, 1997 and 1996 was $2.74, $1.93 and $3.29, respectively. The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for the grants in fiscal 1998: risk-free interest rate of 5.49%; expected dividend yield of 0%; expected life of 3.34 years; and expected volatility of 237.06%. The outstanding stock options at June 30, 1998 have a weighted average contractual life of 9.3 years. The number of stock options exercisable at June 30, 1998 was 863,550. These options have a weighted average exercise price of $3.11 per share.

       The Company accounts for the stock option plans in accordance with the Accounting Principles Board Opinion No. 25, under which no compensation cost is recognized for stock option awards. Had compensation cost been determined consistent with Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), the Company's pro forma net loss for 1998, 1997 and 1996 would have been $997, $19,658 and $26,469, respectively. The Company's pro forma net loss per share for 1998, 1997 and 1996 would have been $0.07, $0.73 and $1.10, respectively. Because the SFAS
123 method of accounting has not been applied to options granted prior to 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

10.   COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

Lease Obligations:

       The Company leases showroom, distribution and office facilities, and equipment under various noncancellable operating lease agreements which expire through 2006. Rental expense for the years ended June 30, 1998, 1997 and 1996 was approximately $3.2 million, $4.7 million and $5.8 million, respectively.

       The minimum aggregate rental commitments at June 30, 1998 are as follows (in thousands):

            Fiscal year ending:

            1999 ..............................     $2,194
            2000 ..............................      1,312
            2001 ..............................         74
        Subsequent to 2001 ....................         --
                                                    ------
                                                    $3,580
                                                    ======

Letters of Credit:

       The Company is contingently liable under letters of credit issued by banks to cover contractual commitments for merchandise purchases of approximately $17.8 million at June 30, 1998.

Litigation:

       Without admitting any liability, the Company settled, in July 1998, an action brought by the Equal Employment Opportunity Commission on behalf of three former patternmakers, each of whom was terminated by the Company in late 1995. The amount of the settlement was not material and was provided for in fiscal 1997.

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

Employment Agreement:

       The Company has entered into a number of employment agreements with various senior executives. In addition to his $1 million salary, Mr. Grossman is entitled to a bonus equal to 5% of the Company's annual net profits, as defined, for the 1998 fiscal year and 2.5% of the Company's annual net profits, as defined, for the duration of his agreement, which expires in 2000, subject to a four year extension at the Company's option. Mr. Grossman has also been granted stock options to acquire an aggregate of 5% of the outstanding shares of common stock of the Company (approximately 1.38 million shares), and if the agreement is extended by the Company, Mr. Grossman will be entitled to stock options for an additional 3% of the outstanding shares of Common Stock of the Company.

Nautica License Agreement:

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

       Pursuant to the terms of the Nautica License Agreement, the Company has granted Nautica a ten-year option to purchase up to 15,000 shares of the Company's Common Stock at a purchase price of $50.00 per share (the closing price of the Common Stock on the NYSE on September 6, 1995, the date the Company entered into the Nautica License Agreement, giving effect to the Company's one-for-ten reverse stock split during 1998).


11.  COMMON STOCK OFFERING

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

                                                                    SCHEDULE II
                       BERNARD CHAUS, INC. & SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS



                                                                               ADDITIONS
                                                                  BALANCE AT   CHARGED TO                          BALANCE
                                                                  BEGINNING    COSTS AND                           AT END
DESCRIPTION                                                       OF YEAR       EXPENSES          DEDUCTIONS       OF YEAR
-----------                                                       -------       --------          ----------       -------
                                                                                     (IN THOUSANDS)
Year ended June 30, 1998
  Allowance for doubtful accounts .............................    $   341     $     (65)         $    (92)(1)     $   368
                                                                   =======     =========          ========         =======

  Reserve for customer allowances and deductions ..............    $ 1,751     $   8,054          $  6,971 (2)     $ 2,834
                                                                   -------     ---------          --------         -------

  Accrued restructuring expenses ..............................    $ 1,850     $       0          $  1,850 (3)     $     0
                                                                   -------     ---------          --------         -------

Year ended June 30, 1997
  Allowance for doubtful accounts .............................    $   378     $     (20)         $     17 (1)     $   341
                                                                   -------     ---------          --------         -------

  Reserve for customer allowances and deductions ..............    $ 2,576     $   3,723          $  4,548 (2)     $ 1,751
                                                                   -------     ---------          --------         -------

  Accrued restructuring expenses ..............................    $   196     $   1,850          $    196 (3)     $ 1,850
                                                                   -------     ---------          --------         -------

Year ended June 30, 1996
  Allowance for doubtful accounts .............................    $   619     $     (70)         $    171 (1)     $   378
                                                                   -------     ---------          --------         -------

  Reserve for customer allowances and deductions ..............    $ 1,500     $   6,786          $  5,710 (2)     $ 2,576
                                                                   -------     ---------          --------         -------

  Accrued restructuring expenses ..............................    $ 2,804     $       0          $  2,608 (3)     $   196
                                                                   -------     ---------          --------         -------





--------------

(1)  Uncollectible accounts written off.
(2)  Allowances charged to reserve and granted to customers.
(3)  Expenses charged to reserve.