Form 10-K/A
period 1998-06-30
CHAUS BERNARD INC
filed 1998-10-21
CIK 793983

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                             FORM 10-K/A (NUMBER 1)
 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                          EXCHANGE ACT OF 1934
                    For the fiscal year ended June 30, 1998
                                       or
 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934
                       For the transition period from to

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

        Title of each class        Name of each exchange on which registered
   Common Stock, $0.01 par value             New York Stock Exchange

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

         The aggregate market value of the voting stock held by non-affiliates of the registrant on September 2,1998 was $25,914,028.

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                 Date                                         Class                              Shares Outstanding
                 ----                                         -----                              ------------------

         September 2, 1998                                    Common Stock, $0.01 par value            27,115,907


                                                                        LOCATION IN FORM 10-K IN
         DOCUMENTS INCORPORATED BY REFERENCE                                WHICH INCORPORATED
         -----------------------------------                                 -----------------

Portions of registrant's Proxy Statement for the Annual                          Part III
 Meeting of Stockholders to be held November 17, 1998.


PART I

ITEM 1.  BUSINESS.

GENERAL

         Bernard Chaus, Inc. (the "Company" or "Chaus") designs, arranges for the manufacture of and markets an extensive range of women's career and casual sportswear which are marketed principally under the CHAUS(R), CHAUS SPORT(R) and NAUTICA(R) trademarks. Beginning in late fiscal 1994, the Company repositioned its Chaus product line at the high end of the "upper moderate" through the opening price points of the "better" categories. See "-- Products." By August 1997, the Company had successfully repositioned its Chaus product line into the opening price points of the "better" category. In September 1995 the Company entered into a license agreement (the "Nautica License Agreement") with Nautica Apparel Inc. ("Nautica"), a leading name in men's apparel, pursuant to which the Company has obtained an exclusive license to design, contract for the manufacture of and market a new women's apparel line under the Nautica brand name. The Company commenced sales of products in its licensed Nautica product line in August 1996, with such Nautica product line being positioned in the "better" to "bridge" categories. See "-- License Agreement With Nautica."

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

         The Company's major product categories and associated brand names are summarized in the following table:

                                                                                  WEEKEND CASUAL
                                    CAREER SPORTSWEAR                               SPORTSWEAR
                                    -----------------                              -------------

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

                                      2

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

         The following table sets forth a breakdown by percentage of the Company's net sales by product category for fiscal 1996 through fiscal 1998:

                                                                         Fiscal Year Ended June 30,
                                                                         --------------------------
                                                                    1998              1997             1996
                                                                    ----              ----             ----

                       Career Sportswear
                         Chaus                                         39%               37%              41%
                         Chaus Woman                                   12                11               11
                         Chaus Petite                                  10                 6                5
                                                                   ------             -----            -----
                         Total                                         61                54               57

                       Weekend Casual -  Sportswear                    29                30               33
                       Nautica                                          8                15               --
                       Dresses                                         --                --                8
                       Other (1)                                        2                 1                2
                                                                    -----             -----            -----
                       Total                                          100%              100%             100%


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

         The Company's distribution centers are located in Secaucus, New Jersey where the Company leases approximately 275,000 square feet. This facility also houses the Company's administrative and finance personnel, its computer operations, and one retail outlet store. This space is occupied under a lease expiring June 30, 2000. Base rental expense for the Secaucus facilities aggregated approximately $1.1 million in fiscal 1998 and $1.3 million in each of fiscal 1997 and 1996.

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

                                                                           HIGH              LOW
                                                                           ----              ---

          Fiscal 1997
                       First Quarter..................................   $36.250           $20.000
                       Second Quarter.................................    28.750            16.250
                       Third Quarter..................................    17.500             5.000
                       Fourth Quarter.................................    15.000             6.870

          FISCAL 1998
                       First Quarter..................................   $21.250            $8.125
                       Second Quarter.................................    11.250             6.250
                       Third Quarter...................................    5.250             1.625
                       Fourth Quarter..................................    5.750             3.438

All share and per share data reflects the 1 for 10 reverse stock split, which was effected December 9,1997.

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

STATEMENT OF OPERATIONS DATA:

                                                                           FISCAL YEAR ENDED JUNE 30,
                                                        --------------------------------------------------------------
                                                             1998         1997          1996         1995         1994
                                                             ----         ----          ----         ----         ----
                                                                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Net sales ............................................    $191,546     $160,100      $170,575     $181,697     $206,332
Cost of goods sold ...................................     142,175      125,422(4)    147,994      149,097      186,594
                                                           -------      -------      --------     --------     --------
Gross profit .........................................      49,371       34,678        22,581       32,600       19,738
Selling, general and administrative expenses .........      38,462       40,924        40,162       44,794       55,400
Restructuring expenses................................         --         2,250 (3)       --         1,200(1)     5,300(1)
Unusual expenses .....................................         --            --           --         8,333(2)     1,900(2)
Interest expense .....................................       6,411        8,030         6,560        5,976        3,439
Other income (expense), net..........................           58          113            56           91         (190)
                                                       -----------   ----------       ---------- ---------- -------------
Income (loss) before income tax
   provision .........................................       4,556      (16,413)      (24,085)     (27,612)     (46,491)
Income tax provision .................................         245           50           301          301          264
                                                        ----------  -----------     ---------    ---------   ----------
Net income (loss) ....................................   $   4,311    $ (16,463)     $(24,386)    $(27,913)    $(46,755)
                                                         =========    ==========     ========     ========     ========
Basic and diluted earnings (loss) per share (5) ......   $    0.28    $   (2.46)     $  (3.91)    $  (5.17)    $  (9.24)
                                                        ==========   ==========     =========    =========    =========
Weighted average number of common and
  common equivalent shares outstanding (6)............      15,296        6,687         6,239        5,399        5,061
                                                         =========    =========     =========    ==========   =========

BALANCE SHEET DATA:
                                                                                   AS OF JUNE 30,
                                                          -------------------------------------------------------------
                                                            1998          1997          1996         1995         1994
                                                            ----          ----          ----         ----         ----
Working capital (deficiency) .............................$18,679      $(32,729)    $ (19,483)    $(13,914)     $ 3,342
Total assets ............................................  39,012        34,138        32,742       28,660       51,619
Short-term debt, including current portion
  of long-term debt ....................................    1,000        37,756        26,077       18,698       21,365
Long-term debt ..........................................  13,500        26,374        23,588       21,066       18,789
Stockholders' equity (deficiency) ......................    7,015       (57,060)      (40,610)     (32,379)     (13,614)

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

(6) All share data reflects the 1 for 10 reverse stock split which was effected December 9, 1997 and reflects the retroactive adjustment for the bonus element of the Rights Offering, which was consummated on January 26, 1998.

ITEM 7.  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

         The following table sets forth, for the years indicated, certain items expressed as a percentage of net sales.

                                                                                       Fiscal Year Ended June 30
                                                                                ---------------------------------------
                                                                                 1998           1997              1996
                                                                                 ----           ----              ----

              Net sales .............................................        100.0%           100.0%            100.0%
              Gross profit ..........................................         25.8             21.7              13.2
              Selling, general and administrative expenses ..........         20.0             25.6              23.5

              Restructuring expenses ................................          --               1.4               --
              Interest expense .....................................           3.3              5.0               3.8
              Net income (loss) ....................................           2.3            (10.3)            (14.3)

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

         (c) Exhibits filed herewith are denoted by an (*):



                                                                                     SEQUENTIALLY
       EXHIBIT NO. PAGES                                                             NUMBERED
3.1           Restated Certificate of Incorporation (the "Restated Certificate")
              of the Company (incorporated by reference to Exhibit 3.1 of the
              Company's Registration Statement on Form S-1, Registration No.
              33-5954 (the "1986 Registration Statement").

3.11          Amendment dated November 18, 1987 to the Restated Certificate
              (incorporated by reference to Exhibit 3.11 of the Company's

                                                                                 SEQUENTIALLY
                                                                                   NUMBERED
       EXHIBIT NO.                                                                  PAGES
              Registration Statement on Form S-2, Registration No. 33-63317
              (the "1995 Registration Statement").

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






                                                                                 SEQUENTIALLY
                                                                                   NUMBERED
       EXHIBIT NO.                                                                  PAGES

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





                                                                                 SEQUENTIALLY
                                                                                   NUMBERED
       EXHIBIT NO.                                                                  PAGES

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






                                                                                 SEQUENTIALLY
                                                                                   NUMBERED
       EXHIBIT NO.                                                                  PAGES

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






                                                                                 SEQUENTIALLY
                                                                                   NUMBERED
       EXHIBIT NO.                                                                  PAGES

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






                                                                                 SEQUENTIALLY
                                                                                   NUMBERED
       EXHIBIT NO.                                                                  PAGES

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

10.75         Conversion Agreement dated as of January 29, 1998 between
              Josephine Chaus and the Company (incorporated by to reference
              Exhibit 10.86 of the Company's Form 10-Q for the quarter ended
              December 31, 1997).

+*10.76 Letter Agreement between the Company and Andrew Grossman dated as of January 1, 1998.




                                                                                 SEQUENTIALLY
                                                                                   NUMBERED
       EXHIBIT NO.                                                                  PAGES

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

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K/A (Number 1) to be signed on its behalf by the undersigned, thereunto duly authorized, on October 20, 1998.

                                                BERNARD CHAUS, INC.



                                                By: /s/ Josephine Chaus
                                                   ----------------------------
                                                     Josephine Chaus
                                                     Chairwoman of the Board and
                                                     Office of the Chairman

                     BERNARD CHAUS, INC. AND SUBSIDIARIES

         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

The following consolidated financial statements of Bernard Chaus, Inc. and subsidiaries are included in Item 8:

Report of Independent Auditors.............................................................................................F-2
Consolidated Balance Sheets -- June 30, 1998 and 1997 .....................................................................F-3
Consolidated Statements of Operations -- Years Ended June 30, 1998, 1997 and 1996..........................................F-4
Consolidated Statements of Stockholders' Equity (Deficiency) --
  Years Ended June 30,  1998, 1997 and 1996................................................................................F-5
Consolidated Statements of Cash Flows -- Years Ended June 30, 1998, 1997 and 1996..........................................F-6
Notes to Consolidated Financial Statements.................................................................................F-7

The following consolidated financial statement schedule of Bernard Chaus, Inc. and subsidiaries is included in Item
14(a)(2):

  Schedule II -- Valuation and Qualifying Accounts.........................................................................S-1

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


/S/ Deloitte & Touche LLP

New York, New York
August 26, 1998 (October 20, 1998 as to Note 12)

                      BERNARD CHAUS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                    (In thousands, except number of shares)

                                                                                  June 30,         June 30,
                                                                                    1998             1997
                                                                                  --------         --------
ASSETS
Current Assets
  Cash and cash equivalents .................................................... $    2,039       $      330
  Accounts receivable, less allowances of $3,202 and $2,092 ....................     17,289            7,451
  Inventories...................................................................     17,486           23,746
  Prepaid expenses............................................................          362              568
                                                                                  ---------        ---------
     Total current assets.......................................................     37,176           32,095
Fixed assets-- net............................................................          960            1,295
Other assets..................................................................          876              748
                                                                                 ----------        ---------
                                                                                   $ 39,012         $ 34,138
                                                                                   ========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIENCY)
Current Liabilities
  Notes payable-- bank ......................................................... $       --         $ 37,756
  Accounts payable ...............................................................   13,005           19,825
  Accrued expenses .............................................................      4,492            5,393
  Accrued restructuring expenses ...............................................         --            1,850
  Term loan-- current ...........................................................     1,000               --
                                                                                    -------         --------
     Total current liabilities....................................................   18,497           64,824
Subordinated promissory notes...................................................         --           26,374
Term loan ........................................................................   13,500               --
                                                                                    -------         --------
                                                                                     31,997           91,198
STOCKHOLDERS' EQUITY/(DEFICIENCY)
  Preferred stock, $.01 par value, authorized shares -- 1,000,000; outstanding shares -- none
  Common stock, $.01 par value; authorized shares -- 50,000,000; issued shares
     -- 27,178,177 at June 30, 1998 and 26,899,974
     at June 30, 1997 .......................................................           272              269
  Additional paid-in capital ....................................................   125,224           65,463
  Deficit .......................................................................  (117,001)        (121,312)
  Less:  Treasury stock, at cost-- 62,270 shares at June 30, 1998
     and 622,700 shares at June 30, 1997 ......................................     ( 1,480)          (1,480)
                                                                                 ----------        ---------
     Total stockholders' equity/(deficiency) .................................        7,015          (57,060)
                                                                                -----------        ---------
                                                                                  $  39,012        $  34,138
                                                                                  =========        =========


          See accompanying notes to consolidated financial statements.

                      BERNARD CHAUS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                Fiscal Year Ended June 30,
                                                                                --------------------------
                                                                         1998             1997              1996
                                                                         ----             ----              ----

Net sales .......................................................      $191,546      $   160,100       $   170,575
Cost of goods sold ..............................................       142,175          125,422           147,994
                                                                     ----------      -----------       -----------

Gross profit ....................................................        49,371           34,678            22,581
Selling, general and administrative expenses ....................        38,462           40,924            40,162
Restructuring expenses ..........................................            --            2,250               --
                                                                     ----------      -----------       ----------
                                                                         10,909          ( 8,496)          (17,581)

Interest expense ................................................        (6,411)          (8,030)           (6,560)
Other income (expense), net .....................................            58              113                56
                                                                     ----------      -----------       -----------

Income (loss) before provision for income taxes .................         4,556          (16,413)          (24,085)
Provision for income taxes ......................................           245               50               301
                                                                     ----------      -----------       -----------

Net income (loss) ...............................................      $  4,311      $   (16,463)      $   (24,386)
                                                                     ==========      ============      ===========

Basic and diluted  earnings (loss) per share ....................      $    .28      $     (2.46)      $     (3.91)
                                                                     ==========      ===========       ===========

Weighted average number of common  shares
  outstanding....................................................    15,296,000        6,687,000         6,239,000
                                                                     ==========      ===========       ===========



          See accompanying notes to consolidated financial statements.

                      BERNARD CHAUS, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY/(DEFICIENCY)
                    (In thousands, except number of shares)


                                         Common Stock         Additional                       Treasury Stock
                                         ------------                                          --------------
                                   Number of                   Paid-in                      Number of
                                   Shares           Amount      Capital      (Deficit)       Shares        Amount         Total
                                   -------          ------     ---------    -----------  ------------    ----------       -----

Balance at July 1, 1995 ......... 21,073,081       $   211      $49,353       $(80,463)      622,700      $ (1,480)     $(32,379)
Net loss ..................                                                    (24,386)                                  (24,386)
Net proceeds from issuance
  of common stock ................ 5,750,000            57       15,366             --           --             --        15,423
Issuance of warrants..........           --            --           520             --           --             --           520
Exercise of stock options ......      70,643             1          211                                                      212
                                ------------        ------    ---------      ----------   ----------     ---------    ----------


Balance at June 30, 1996 ........ 26,893,724           269       65,450       (104,849)      622,700        (1,480)      (40,610)
Net loss .................                                                     (16,463)                                  (16,463)
Exercise of stock options ....         6,250           --             13                                                      13
                               -------------        ------    ----------  ------------  ------------   -----------   -----------


Balance at June 30, 1997 ........ 26,899,974           269        65,463      (121,312)      622,700        (1,480)      (57,060)
Net income ...............                                                       4,311                                     4,311
Exchange of notes for
  common stock ................. 10,510,910           105        40,520            --           --             --         40,625
Net proceeds from issuance
 of common stock................ 13,977,270           140        18,861            --           --             --         19,001
Issuance of warrants...........          --            --           138            --           --             --            138
Reverse stock split............ (24,209,977)         (242)          242            --      (560,430)           --            --
                               ------------        ------      --------       --------   ----------      ---------    ---------


Balance at June 30, 1998........ 27,178,177        $  272      $125,224      $(117,001)      62,270        $(1,480)      $ 7,015
                                 ==========        ======      ========      =========       ======        =======       =======


          See accompanying notes to consolidated financial statements.

                      BERNARD CHAUS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                          Year Ended June 30,
                                                                              ------------------------------------------
                                                                              1998             1997                 1996
                                                                              ----             ----                 ----
Operating Activities
  Net income (loss) ....................................................    $  4,311         $(16,463)         $(24,386)
  Adjustments to reconcile net income (loss) to net cash used in operating activities:
    Depreciation and amortization.......................................         630              865               974
    Recovery of losses on accounts
      receivable .......................................................         (65)             (20)              (69)
    Deferred interest on subordinated promissory
      notes ............................................................       1,751            2,786             2,522
    Non-cash interest expense ..........................................          27               --               520
  Changes in operating assets and liabilities:
      Accounts receivable ..............................................      (9,773)             564              (280)
      Inventories ......................................................       6,260           (2,490)           (5,053)
      Prepaid expenses and other assets ................................         432              372               655
      Accounts payable .................................................      (6,820)           2,390             4,513
      Accrued expenses .................................................        (901)            (663)              507
      Accrued restructuring expenses ...................................      (1,619)           1,654            (2,608)
                                                                            ---------      ----------        ----------

Net Cash Used In Operating Activities ..................................      (5,767)         (11,005)          (22,705)
                                                                            ---------      ----------        ----------

Investing Activities
  Purchases of fixed assets ............................................        (348)            (186)             (480)
  Purchases of other assets ............................................        (421)            (418)              --
                                                                            ---------      ----------        ----------

Net Cash Used In Investing Activities ..................................        (769)            (604)             (480)
                                                                            ---------      ----------        ----------

Financing Activities
  Net repayments of  short-term bank
    borrowings .........................................................     (25,256)          11,679             7,379
  Net proceeds from issuance of stock ..................................      19,001               --            15,423
  Principal payments on term loan ......................................        (500)              --                --
  Proceeds from issuance of term loan ..................................      15,000               --                --
  Net proceeds from exercise of options.................................          --               13               212
                                                                            ---------      ----------        ----------

Net Cash Provided by Financing Activities...............................        8,245          11,692            23,014
                                                                            ---------      ----------        ----------
Increase (Decrease) In Cash And Cash Equivalents........................        1,709              83              (171)
Cash and Cash Equivalents, Beginning of Year............................          330             247               418
                                                                            ---------      ----------        ----------
Cash and Cash Equivalents, End of Year .................................    $   2,039        $    330          $    247
                                                                            =========      ==========        ==========

Cash paid for:
  Taxes.................................................................    $      8         $     13          $     14
  Interest .............................................................    $  4,670         $  4,822          $  3,809
Supplemental schedule of non-cash financing activities:
    Bank debt assumed by principal stockholder and
      converted to subordinated promissory notes .......................    $ 12,500               --                --
    Exchange of subordinated promissory notes for
      common stock .....................................................    $ 40,625               --                --
    Issuance of warrants relating to new financing agreement ...........    $    138               --               520


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

Earnings (Loss) Per Share:

         All share and per share data reflects the 1 for 10 reverse stock split which was effected December 9, 1997. Basic earnings (loss) per share has been computed by dividing the applicable net income by the weighted average number of common shares outstanding. Diluted earnings (loss) per share has been computed by dividing the applicable net income by the weighted average number of common shares outstanding and common stock equivalents. The calculation of basic and diluted earnings per share reflects the retroactive adjustment for the bonus element of the Rights Offering, which was consummated on January 26, 1998. At June 30, 1998, 1997 and 1996, 2,779,000, 7,673,000 and 7,652,000
common stock equivalents, respectively, were not included in the computation of earnings (loss) per share as they were antidilutive.

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

                      BERNARD CHAUS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3.   INVENTORIES

Inventories consist of:                                      JUNE 30,         JUNE 30,
                                                               1998             1997
                                                            -----------      -----------
                                                                     (IN THOUSANDS)
          Finished goods ...................................  $12,278          $19,981
          Work-in-process ..................................    3,051            1,027
          Raw materials ....................................    2,157            2,738
                                                              $17,486          $23,746
                                                              =======          =======

Inventories include merchandise in transit (principally finished goods) of approximately $7.2 million at June 30, 1998 and $8.3 million at June 30, 1997.

4.  FIXED ASSETS

Fixed assets at cost, net of accumulated depreciation and amortization, consist of:

                                                                                     JUNE 30,         JUNE 30,
                                                                                       1998             1997
                                                                                   ------------    -------------
                                                                                             (IN THOUSANDS)
          Furniture and equipment...........................................          $10,233         $10,233
          Leasehold improvements............................................            6,501           7,955
                                                                                        -----          ------
                                                                                       16,734         $18,188
          Less accumulated depreciation and amortization....................           15,774          16,893
                                                                                       ------         -------
                                                                                      $   960         $ 1,295
                                                                                      =======         =======

5.  INCOME TAXES

Significant components of the Company's net deferred tax assets are as follows:

                                                                                 JUNE 30,          JUNE 30,
                                                                                 1998              1997
                                                                             ------------      --------
                                                                                         (IN THOUSANDS)
                  Deferred tax assets:
                    Net operating loss carryforwards...........................  $40,100           $42,500
                    Costs capitalized to inventory for tax purposes............    1,000             1,300
                    Accrued interest, subordinated debt/warrants...............    4,900             4,000
                    Book over tax depreciation.................................    2,200             2,000
                    Sales allowances not currently deductible..................    3,500             2,100
                    Reserves and other items not currently deductible..........    1,500             1,700
                                                                                 -------           -------
                                                                                  53,200            53,600
                  Valuation allowance for deferred tax assets..................  (53,200)          (53,600)
                                                                                                    ------
                  Net deferred tax asset.......................................  $     0           $     0
                                                                                 =======           =======

There was a change in the valuation allowance for the year ended June 30, 1997 of $0.4 million.

                      BERNARD CHAUS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


                                                                            FISCAL YEAR ENDED JUNE 30,
                                                                     1998              1997               1996
                                                                 -------------     ------------     ---------------
                                                                                  (IN THOUSANDS)
      (Expense) benefit for federal
        income taxes at the statutory rate of
        35.0% in each of 1998, 1997 and 1996...................     $  1,542           ($5,694)         ($8,430)
      State and local income taxes
        net of federal tax benefit.............................           95                50              301
      Executive compensation in excess of
        amount deductible for tax purposes.....................           --                --               --
      Other....................................................           51                51               35
      Effect of unrecognized federal tax loss
        carryforwards..........................................       (1,443)            5,643            8,395
                                                                    --------            ------           ------
      Provision for income taxes...............................     $    245            $   50           $  301
                                                                    ========            ======           ======

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

                      BERNARD CHAUS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

                      BERNARD CHAUS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


         Ms. Chaus previously entered into a deposit letter dated July 23, 1997 (the "July Deposit Letter") pursuant to which she provided $10 million in cash collateral to secure the Bank Debt (as defined below) in substitution for the letter of credit previously provided by her. The July Deposit Letter was amended on October 10, 1997 to provide that the $10.0 million in cash collateral would be held as collateral to secure indebtedness under the New Financing Agreement. On January 23, 1998, in connection with the Rights Offering (as defined below), such collateral was released and used by Ms. Chaus to purchase shares of Common Stock issuable to her upon the exercise of the Rights (as defined below), in satisfaction of her agreement to exercise her full $10.0 million subscription (the "Purchase Commitment") in connection with the Rights Offering. The Company used the proceeds from the Purchase Commitment to retire $10 million of Bank Debt.

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

                      BERNARD CHAUS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

                      BERNARD CHAUS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


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

Grossman Option Plan:

         At the annual meeting of stockholders in November 1994, the stockholders approved the issuance of options for the Company's new Chief Executive Officer (the "Grossman Option Plan") to purchase 300,000 shares of Common Stock (the "1994 Options"). Of this amount, 150,000 options were granted, at fair market value, in September 1994, and the balance were granted in September 1995, at fair market value, in connection with the extension of the term of his employment agreement. On January 1, 1998 the Company amended Mr. Grossman's employment agreement. In connection with such agreement, on February 23, 1998 Mr. Grossman was issued 1,375,137 options under the Option Plan, 50% of which became exercisable on the grant date, and the remaining amounts are exercisable over two years. The 1994 options were cancelled.
See Note 10. All options granted under the Grossman Option Plan are included in the table below.

Total Options Reserved for Issuance

         At June 30, 1998, a total of approximately 2,722,000 shares of Common Stock were reserved for issuance under the Option Plan and the Savings Plan.

                                  BERNARD CHAUS, INC. AND SUBSIDIARIES
                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                                                               NON-INCENTIVE
                                                                               STOCK OPTIONS
                                                            -----------------------------------------------------
                                                                                                      WEIGHTED
                                                               NUMBER             EXERCISE            AVERAGE
                                                             OF SHARES           PRICE RANGE       EXERCISE PRICE
                                                            ------------        ----------------  ---------------
Outstanding at July 1, 1995                                     286,686          $18.75--$48.75           $29.92
Options granted                                                 206,400          $36.25--$58.75           $51.23
Options canceled                                                (68,720)         $18.75--$58.75           $42.88
Options exercised                                              (  7,064)         $18.75--$48.80           $30.04
                                                            ------------

Outstanding at June 30, 1996                                    417,302          $18.75--$56.25           $38.34
Options granted                                                   9,500          $23.75--$31.25           $30.07
Options canceled                                                 (6,701)         $20.00--$48.80           $26.02
Options exercised                                               (   625)         $20.00--$20.00           $20.00
                                                            ------------

Outstanding at June 30, 1997                                    419,476          $18.75--$56.25           $38.40
Options granted                                               2,616,407          $ 3.11--$ 3.11           $ 3.11
Options canceled                                               (419,476)         $18.75--$56.25           $38.40
                                                            ------------

Outstanding at June 30, 1998                                  2,616,407          $ 3.11--$ 3.11           $ 3.11
                                                            ============        ===============          =======

         The stock options are exercisable over four years in annual 25% increments.

Stock Based Compensation:

         All stock options are granted at fair market value of the Common Stock at grant date. The weighted average fair value of stock options granted during 1998, 1997 and 1996 was $2.76, $19.30 and $32.90, respectively. The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for the grants: risk-free interest rate of 5.49% in 1998 and 6.38% in 1997; expected dividend yield of 0% in 1998 and 1997; expected life of 2.40 years in 1998 and
3.05 years in 1997; and expected volatility of 237.06% in 1998 and 97.25% in 1997. The outstanding stock options have a weighted average contractual life of
9.60 years in 1998 and 7.68 years in 1997. The number of stock options exercisable at June 30, 1998 and 1997 were 714,000 and 350,000, respectively.

         The Company accounts for the stock option plans in accordance with the Accounting Principles Board Opinion No. 25, under which no compensation cost is recognized for stock option awards. Had compensation cost been determined consistent with Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), the Company's pro forma net income (loss) for 1998, 1997 and 1996 would have been $2,318, ($19,658) and ($26,469), respectively. The Company's pro forma net income (loss) per share for 1998, 1997 and 1996 would have been $0.15, ($2.94) and ($4.24), respectively.
Because the SFAS No. 123 method of accounting has not been applied to options granted prior to 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

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

         The minimum aggregate rental commitments at June 30, 1998 are as follows (in thousands):

                       Fiscal year ending:

                       1999 ..............................                             $2,194
                       2000 ..............................                              1,312
                       2001 ..............................                                 74
                     Subsequent to 2001 ..................                                --
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

                      BERNARD CHAUS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

12.  RESTATEMENT

         Subsequent to the issuance of the Company's fiscal 1998 consolidated financial statements, the Company's management determined that certain pro forma earnings per share amounts, common share amounts, stock option data and stock-based compensation disclosures had been improperly calculated, disclosed or omitted. As a result, issued shares at June 30, 1997, pro forma earnings per share under SFAS No. 123 and options outstanding as of June 1998 have been restated from the amounts previously reported.

         Disclosures have been expanded in accordance with SFAS No. 123 to include weighted-average exercise prices for all periods presented, the weighted-average assumptions used under the Black-Scholes option pricing model for the grants in fiscal 1997, and the weighted-average contractual life of options outstanding at June 30, 1997.

A summary of the significant effects of the restatement are as follows:

                                     1998                             1997                               1996
                           --------------------------     -----------------------------      ------------------------------
                           As Previously                  As Previously                      As Previously
                              Reported    As Restated       Reported       As Restated          Reported        As Restated
At June 30:
Common Stock Issued              --           --            6,687,000       26,899,974               --                --

For the year ended June 30:
Pro forma net income
(loss) per share in
accordance with SFAS
No. 123                       $0.07        $0.15               ($0.73)          ($2.94)          ($1.10)           ($4.24)

                                  BERNARD CHAUS, INC. AND SUBSIDIARIES
                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



                                             BERNARD CHAUS, INC. & SUBSIDIARIES
                                              VALUATION AND QUALIFYING ACCOUNTS

                                                                                   ADDITIONS
                                                                  BALANCE AT       CHARGED TO                     BALANCE
                                                                   BEGINNING       COSTS AND                      AT END
DESCRIPTION                                                        OF YEAR         EXPENSES    DEDUCTIONS         OF YEAR
                                                                   -------         --------    ----------         -------
                                                                                         (IN THOUSANDS)

Year ended June 30, 1998
  Allowance for doubtful accounts ........................         $   341        $     (65)   $    (92)1        $    368
                                                                   =======        =========    ========          ========

  Reserve for customer allowances and deductions .........         $ 1,751        $   8,054    $  6,971 2        $  2,834
                                                                   -------        ---------    --------          --------

  Accrued restructuring expenses .........................         $ 1,850        $       0    $  1,850 3        $      0
                                                                   -------        ---------    --------          --------

Year ended June 30, 1997
  Allowance for doubtful accounts ........................         $   378        $     (20)   $     17  1       $    341
                                                                   --------       ---------    --------          --------

  Reserve for customer allowances and deductions .........         $ 2,576        $   3,723    $  4,548  2       $  1,751
                                                                   -------        ---------    --------          --------

  Accrued restructuring expenses .........................         $   196        $   1,850    $    196  3       $  1,850
                                                                   --------       ---------    --------          --------

Year ended June 30, 1996
  Allowance for doubtful accounts ........................         $   619        $     (70)   $    171  1       $    378
                                                                   --------       ---------    --------          --------

  Reserve for customer allowances and deductions .........         $ 1,500        $   6,786    $  5,710  2       $  2,576
                                                                   -------        ---------    --------          --------

  Accrued restructuring expenses .........................         $ 2,804        $       0    $  2,608  3       $    196
                                                                   -------        ---------    --------          --------

--------------

1  Uncollectible accounts written off.
2  Allowances charged to reserve and granted to customers.
3  Expenses charged to reserve.