Form 10-Q
period 1998-09-30
CHAUS BERNARD INC
filed 1998-11-05
CIK 793983

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                  -----------

                                   FORM 10-Q


     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

               For the quarterly period ended SEPTEMBER 30, 1998

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

            For the transition period from __________ to __________.


                         Commission file number 1-9169

                              BERNARD CHAUS, INC.

             (Exact Name of Registrant as Specified in its Charter)

                  New York                             13-2807386
-------------------------------------------------------------------------------
     (State or other jurisdiction of        (I.R.S. employer identification
      incorporation or organization)                     number)


     1410 Broadway, New York, New York                    10018
-------------------------------------------------------------------------------
 (Address of Principal Executive Offices)               (Zip Code)

       Registrant's telephone number, including area code (212) 354-1280
                                                          --------------


              ---------------------------------------------------
              Former name, former address and former fiscal year,
                          if changed since last report

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes X No .

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Date                           Class                 Shares Outstanding
        ----                           -----                 ------------------
  November 2, 1998         Common Stock, $0.01 par value         27,115,907
--------------------     ---------------------------------     --------------

                      BERNARD CHAUS, INC. AND SUBSIDIARIES

                                     INDEX



PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)                               PAGE

         Condensed Consolidated Balance Sheets as of
         September 30, 1998, June 30, 1998 and
         September 30, 1997                                                3

         Condensed Consolidated Statements of Operations
         for the Three Months ended September 30, 1998 and 1997            4

         Condensed Consolidated Statements of Cash Flows
         for the Three Months ended September 30, 1998 and 1997            5

         Notes to Condensed Consolidated Financial Statements              6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                            9-12

PART II  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                 13


SIGNATURES                                                                14

PART I -- FINANCIAL INFORMATION
Item 1.  Financial Statements

                      BERNARD CHAUS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                    (In thousands, except number of shares)

                                                      September 30,  June 30,   September 30,
                                                          1998         1998        1997
                                                      -------------  --------   -------------
                                                      (Unaudited)      (*)      (Unaudited)
ASSETS
Current Assets
     Cash and cash equivalents                         $     135    $   2,039    $     236
     Accounts receivable, net                             34,823       17,289       29,159
     Inventories                                          18,956       17,486       22,549
     Prepaid expenses                                        370          362          565
                                                       ---------    ---------    ---------
         Total current assets                             54,284       37,176       52,509
Fixed assets-- net                                           977          960        1,157
Other assets                                                 697          876          782
                                                       ---------    ---------    ---------
                                                       $  55,958    $  39,012    $  54,448
                                                       =========    =========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
     Notes payable-- banks                             $  14,233    $    --      $  56,178
     Accounts payable                                     11,937       13,005       19,003
     Accrued expenses                                      5,120        4,492        5,822
     Accrued restructuring expenses                         --           --          1,383
     Term loan-- current                                   1,000        1,000         --
                                                       ---------    ---------    ---------
         Total current liabilites                         32,290       18,497       82,386
Subordinated promissory notes                               --           --         27,121
Term loan                                                 13,250       13,500
                                                                    ---------    ---------
                                                          45,540       31,997      109,507
STOCKHOLDERS' EQUITY/(DEFICIENCY)
     Preferred stock, $.01 par value,
         authorized shares -- 1,000,000,
         outstanding shares -- none
     Common stock, $.01 par value, authorized shares
         -- 50,000,000; issued shares -- 27,178,177
         at September 30, 1998 and June 30, 1998,
         2,689,997 at September 30, 1997                     272          272           27
     Additional paid-in capital                          125,224      125,224       65,705
     Deficit                                            (113,598)    (117,001)    (119,311)
     Less:  Treasury stock at cost --
         62,270 shares at September 30, 1998
         and June 30, 1998, 622,700 shares
         at September 30, 1997                            (1,480)      (1,480)      (1,480)
                                                       ---------    ---------    ---------

         Total stockholders' equity/(deficiency)          10,418        7,015      (55,059)
                                                       ---------    ---------    ---------
                                                       $  55,958    $  39,012    $  54,448
                                                       =========    =========    =========

* Derived from audited financial statements as of June 30, 1998.

See accompanying notes to condensed consolidated financial statements.

                      BERNARD CHAUS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
         (In thousands, except number of shares and per share amounts)



                                                   For the Quarter Ended
                                                       September 30,
                                                   1998            1997
                                               ------------    ------------
                                                        (Unaudited)

Net Sales                                      $     49,672    $     58,856
Cost of goods sold                                   35,880          44,432
                                               ------------    ------------

Gross profit                                         13,792          14,424
Selling, general and administrative expenses          9,701          10,051
                                               ------------    ------------
Income from operations                                4,091           4,373

Interest expense                                       (622)         (2,319)
Other income (expense), net                               4              (3)
                                               ------------    ------------

Income before provision for income taxes              3,473           2,051
Provision for income taxes                               70              50
                                               ------------    ------------

Net income                                     $      3,403    $      2,001
                                               ============    ============

Basic and diluted earnings per share           $       0.13    $       0.30
                                               ============    ============

Weighted average number of
     common shares outstanding-- basic           27,116,000       6,687,000
                                               ============    ============

Weighted average number of
     common and common
     equivalent shares outstanding-- diluted     27,196,000       6,687,000
                                               ============    ============


See accompanying notes to condensed consolidated financial statements.

                      BERNARD CHAUS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                     For the Quarter Ended
                                                  ----------------------------
                                                  September 30,  September 30,
                                                       1998          1997
                                                  -------------  -------------
                                                   (Unaudited)
OPERATING ACTIVITIES
  Net income                                        $  3,403       $  2,001
  Adjustments to reconcile net income
    to net cash used in operating activities:
    Depreciation and amortization                        363            196
    Provision for losses on accounts receivable           20             20
    Deferred interest on subordinated promissory
      notes                                             --              747
    Non-cash interest expense                              9           --
  Changes in operating assets and liabilities:
    Accounts receivable                              (17,554)       (21,728)
    Inventories                                       (1,470)         1,197
    Prepaid expenses and other assets                    (19)             8
    Accounts payable                                  (1,068)          (822)
    Accrued expenses                                     628            429
    Accrued restructuring expenses                      --             (467)
                                                    --------       --------
Net Cash Used In Operating Activities                (15,688)       (18,419)
                                                    --------       --------

INVESTING ACTIVITIES
  Purchases of fixed assets                             (136)           (73)
  Purchases of other assets                              (63)           (24)
                                                    --------       --------
Net Cash Used In Investing Activities                   (199)           (97)
                                                    --------       --------

FINANCING ACTIVITIES
  Net proceeds from short-term bank borrowings        14,233         18,422
  Principal payment on term loan                        (250)             0
                                                    --------       --------
Net Cash Provided By Financing Activities             13,983         18,422
                                                    --------       --------

  Decrease in cash and cash equivalents               (1,904)           (94)
  Cash and Cash Equivalents, Beginning of Period       2,039            330
                                                    --------       --------
  Cash and Cash Equivalents, End of Period          $    135       $    236
                                                    ========       ========

Cash Paid for:
  Taxes                                             $    162       $      7
  Interest                                          $    574       $  1,483



See accompanying notes to condensed consolidated financial statements.

                      BERNARD CHAUS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
          Three Months Ended September 30, 1998 and September 30, 1997

1.     Summary Of Significant Accounting Policies

         Basis of Presentation: The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant intercompany balances and transactions were eliminated. Operating results for the quarter ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending June 30, 1999 or any other period. The balance sheet at June 30, 1998 has been derived from the audited financial statements at that date. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K/A for the year ended June 30, 1998.

         Earnings Per Share: All share and per share data reflects the 1 for 10 reverse stock split which was effected December 9, 1997. Basic earnings per share has been computed by dividing the applicable net income by the weighted average number of common shares outstanding. Diluted earnings per share has been computed by dividing the applicable net income by the weighted average number of common shares outstanding and common stock equivalents. At September 30, 1997, the calculation of basic and diluted earnings per share reflects the retroactive adjustment for the bonus element of the Rights Offering, which was consummated on January 26, 1998. At September 30, 1998 and September 30, 1997, 52,500 and 717,000 common stock equivalents, respectively, were not included in the computation of earnings per share as they were antidilutive.

2.       Inventories

         Inventories (principally finished goods) are stated at the lower of cost, using the first-in first-out (FIFO) method, or market. Included in inventories is merchandise in transit of approximately $4.8 million at September 30, 1998, $7.2 million at June 30, 1998 and $7.0 million at September 30, 1997.

3.       Financing Agreement

         The Company and BNY Financial Corporation, a wholly owned subsidiary of The Bank of New York ("BNYF"), entered into a financing agreement in July 1991, which was amended and restated on several occasions (as amended, the "Old Bank Debt Agreement").

         On October 10, 1997, the Company and BNYF entered into a new revolving credit facility (the "New Revolving Facility") and a new term loan facility (the "New Term Loan" and, together with the New Revolving Facility, the "New Financing Agreement"). The New Financing Agreement consisted of two facilities:
(i) the New Revolving Facility, which was a $66.0 million five-year revolving credit line with a $20 million sublimit for letters of credit, and (ii) the New Term Loan,

                      BERNARD CHAUS, INC. AND SUBSIDIARIES

which was a $15.0 million term loan facility. On June 3, 1998, the Company and BNYF amended the New Financing Agreement to provide for a $45.5 million five-year revolving credit line with a $34.0 million sublimit for letters of credit and a $14.5 million term loan facility. Each facility matures on December 31, 2002.

         Interest on the New Revolving Facility accrues at 1/2 of 1% above the Prime Rate (8.25% at September 30, 1998) and is payable on a monthly basis, in arrears. Interest on the New Term Loan accrues at an interest rate ranging from 1/2 of 1% above the Prime Rate to 1 1/2% above the Prime Rate, which interest rate will be determined, from time to time, based upon the Company's availability under the New Revolving Facility. With the exception of warrants issued to BNYF (as discussed below), the Company's execution of the New Financing Agreement did not require the payment of any commitment, closing, administration or facility fees. The New Financing Agreement provides for service charges and letter of credit fees on substantially the same terms as those existing under the Company's Old Bank Debt Agreement with BNYF. As part of the New Financing Agreement, BNYF's then existing warrants were extinguished, and BNYF received new warrants (the "BNYF Warrants") to purchase an aggregate of 162,500 shares of the Company's Common Stock. The issuance of the BNYF Warrants was recorded in the third quarter of fiscal 1998 at a value of $0.1 million and was included as an increase in additional paid-in capital and will be charged to interest expense over the term of the New Financing Agreement.

         Amortization payments in the amount of $250,000 are payable quarterly in arrears in connection with the New Term Loan. Three amortization payments have been made as of September 30, 1998. A balloon payment in the amount of $10.25 million is due on December 31, 2002. In the event of the earlier termination by the Company of the New Financing Agreement, the Company will be liable for termination fees initially equal to $2.8 million, and declining to $2.2 million after October 8, 2000. The Company's obligations under the New Financing Agreement are secured by a first priority lien on substantially all of the Company's assets, including the Company's accounts receivable, inventory and trademarks.

         The New Financing Agreement contains financial covenants requiring, among other things, the maintenance of minimum levels of tangible net worth, working capital and maximum permitted loss (minimum permitted profit).

4.  Restructuring

         In June 1997, the Company announced a proposed restructuring program to be implemented by the Company. In September 1997, the disinterested members of the Board of Directors of the Company unanimously approved the restructuring plan which provided for the following: (i) the Company would raise, through an offer of rights to subscribe ("Rights"), up to $20.0 million, but not less than $12.5 million, of equity through a rights offering to all shares of Common Stock of the Company (the "Rights Offering") of up to 13,977,270 shares of Common Stock of the Company (on a post stock split basis); (ii) the conversion of approximately $40.6 million of the Company's indebtedness to Ms. Chaus, consisting of $28.1 million of then existing subordinated indebtedness (including accrued interest through January 28, 1998) and $12.5 million of additional indebtedness owed to Ms. Chaus, into 10,510,910 shares of Common Stock of the Company; (iii) the New Financing Agreement; (iv) the implementation of a reverse stock split of the Company's Common Stock such that every ten (10) shares of Common Stock would be converted into one (1) share of

                      BERNARD CHAUS, INC. AND SUBSIDIARIES

Common Stock; and (v) the liquidation of the Company's retail outlet stores. On October 10, 1997, the Company entered into the New Financing Agreement referred to in (iii) above. On December 9, 1997, the reverse stock split described in
(iv) above became effective. By mid-January, the Company closed all of its retail outlet stores as referenced in (v) above. On January 26, 1998, the Rights Offering described in (i) above was consummated. On January 29, 1998, the conversion of indebtedness into equity described in (ii) above was completed.

                      BERNARD CHAUS, INC. AND SUBSIDIARIES

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

         In the quarter ended September 30, 1998, net sales decreased by $9.2 million or 15.6% as compared to the quarter ended September 30, 1997. The sales decrease is primarily due to a decrease in retail store sales ($5.7 million) related to the closing of all but one of the Company's retail outlet stores during the second quarter of fiscal 1998, a decrease in sales associated with the Company's Nautica licensed product line ($2.4 million), and the late timing of fall shipments a year ago. Due to the Company's financial restructuring last year, fall goods were not shipped until July 1997, whereas this year fall goods were shipped beginning in June. On a comparable basis, net sales for fall products shipped in June 1998 through September 1998 increased approximately 16% over net sales of fall products shipped in July 1997 through September 1997.

         In the quarter ended September 30, 1998, exclusive of sales associated with the retail outlet stores, units shipped decreased by 11.5% with a 5.5% increase in the average selling price per unit from the comparable period last year. The increase in average selling price per unit for the quarter resulted from the Company's ability to decrease its off-price sales and increase its price points in conjunction with its improved product mix.

         Gross profit as a percentage of net sales increased to 27.8% for the quarter ended September 30, 1998 as compared to 24.5% for the quarter ended September 30, 1997. The increase in gross profit as a percentage of net sales was primarily due to improved gross margins on the Chaus product lines as a result of an improved initial mark-up and the elimination of the retail division which carried a lower gross profit percentage. This improvement was partially offset by the reduction in gross profit percentage of the Nautica licensed product line.

         Selling, general and administrative ("SG&A") expenses decreased by $0.4 million for the quarter ended September 30, 1998 as compared with the quarter ended September 30, 1997. This decrease was primarily attributable to the closing of all but one of the Company's retail outlet stores during the second quarter of fiscal 1998 ($1.3 million), offset by increased expenses related to the Company's Nautica licensed product line ($0.3 million) and increases in salary expense related to the Company's Chaus product line ($0.3 million) and other SG&A expenses ($0.3 million). SG&A expenses as a percentage of net sales increased from 17.1% for the quarter ended September 30, 1997 to 19.5% for the quarter ended September 30, 1998. The increase is primarily due to a decrease in sales of the Nautica license product line and the timing of fall shipments, as discussed above, as compared to a relatively fixed SG&A expense structure.

         Interest expense for the quarter ended September 30, 1998 decreased by $1.7 million from the comparable period last year as a result of decreases in bank borrowings and the conversion of subordinated debt to equity in connection with the Company's Restructuring (as defined below) which was completed on January 29, 1998.

                      BERNARD CHAUS, INC. AND SUBSIDIARIES

Financial Position, Liquidity and Capital Resources

General

         Net cash used in operating activities was $15.7 million for the quarter ended September 30, 1998 as compared to $18.4 million for the quarter ended September 30, 1997. Cash used in operating activities resulted from an increase in accounts receivable of $17.6 million, an increase in inventory of $1.5 million and a decrease in accounts payable of $1.1 million, offset by net income of $3.4 million.

Financing Agreement

         The Company and BNY Financial Corporation, a wholly owned subsidiary of The Bank of New York ("BNYF"), entered into a financing agreement in July 1991, which was amended and restated on several occasions (as amended, the "Old Bank Debt Agreement").

         On October 10, 1997, the Company and BNYF entered into a new revolving credit facility (the "New Revolving Facility") and a new term loan facility (the "New Term Loan" and, together with the New Revolving Facility, the "New Financing Agreement"). The New Financing Agreement consisted of two facilities:
(i) the New Revolving Facility which was a $66.0 million five-year revolving credit line with a $20.0 million sublimit for letters of credit, and (ii) the New Term Loan which was a $15.0 million term loan facility. On June 3, 1998, the Company and BNYF amended the New Revolving Facility to provide for a $45.5 million five-year revolving credit line with $34.0 million sublimit for letters of credit and amended the New Term Loan to provide for a $14.5 million term loan facility. Each facility matures on December 31, 2002. See Note 3 to Condensed Consolidated Financial Statements. At September 30, 1998, the Company had availability of approximately $5.5 million (inclusive of overadvance availability) under the New Financing Agreement.

         The New Financing Agreement contains financial covenants requiring, among other things, the maintenance of minimum levels of tangible net worth, working capital and maximum permitted loss (minimum permitted profit).

Restructuring Program

         In June 1997, the Company announced a proposed restructuring program to be implemented by the Company. In September 1997, the disinterested members of the Board of Directors of the Company unanimously approved the restructuring plan (the "Restructuring") which provided for the following: (i) the Company raised, through an offer of rights to subscribe ("Rights"), up to $20.0 million, but not less than $12.5 million, of equity through a rights offering to all shares of Common Stock of the Company (the "Rights Offering") of up to 13,977,270 shares of Common Stock of the Company (on a post stock split basis);
(ii) the conversion of approximately $40.6 million of the Company's indebtedness to Ms. Chaus, consisting of $28.1 million of then existing subordinated indebtedness (including accrued interest through January 28, 1998) and $12.5 million of additional indebtedness owed to Ms. Chaus, into 10,510,910 shares of Common Stock of the Company; (iii) the New Financing Agreement; (iv) the implementation of a reverse stock split of the Company's Common Stock such that every ten (10) shares of Common Stock would be converted into one (1)

                      BERNARD CHAUS, INC. AND SUBSIDIARIES

share of Common Stock; and (v) the liquidation of the Company's retail outlet stores. On October 10, 1997, the Company entered into the New Financing Agreement referred to in (iii) above. On December 9, 1997, the reverse stock split described in (iv) above became effective. By mid-January 1998, the Company closed all of its retail outlet stores as referenced in (v) above. On January 26, 1998, the Rights Offering described in (i) above was consummated. On January 29, 1998, the conversion of indebtedness into equity described in
(ii) above was completed.

Nautica License Agreement

         On October 23, 1998, the Company discontinued its license agreement with Nautica Enterprises, Inc. under which it had an exclusive license to manufacture, market, distribute and sell licensed product for women under the Nautica brand name. The fiscal quarter includes a net loss of $1.0 million, or a loss of $0.4 per diluted share, associated with the licensed Nautica business. The Company will discontinue shipping Nautica products after Holiday deliveries are made in the second quarter of fiscal 1999. The conclusion of the Nautica license is expected to have a positive impact on the Company's earnings in the future.

Year 2000 Compliance

         The Company has prepared a plan to become Year 2000 compliant. Pursuant to the Company's Year 2000 Plan, major segments of the Company's information technology ("IT") and non-IT systems have been upgraded and tested to become Year 2000 compliant. The Company anticipates that the remaining IT and non-IT systems should be upgraded and tested to be Year 2000 compliant by the first quarter of calendar 1999. The total costs of these system upgrades is projected to approximate $0.4 million. As of September 30, 1998, the Company incurred $0.2 million of these costs. The remaining $0.2 million will be funded out of existing cash flows from operations. Given that the Company expects to be Year 2000 compliant by the first quarter of calendar 1999, the Company has not prepared a contingency plan and does not currently believe that a contingency plan is necessary.

         In some cases, the Company's computer systems are linked to its major customers and the Company is in the process of assessing its customers' compliance with Year 2000. The Company has had correspondence from its major customers regarding Year 2000. The Company's major customers have advised the Company that they generally comply with VICS (Voluntary Interindustry Commerce Standards) standards. VICS establishes standards that simplify the flow of product and information in the general merchandise retail industry for retailers and suppliers alike. The Company expects to be compliant with VICS Year 2000 Electronic Data Interchange standards by the end of calendar 1998. The Company has virtually no computer interfaces with its vendors: however, it does not know the extent to which its vendors, or its customers, would be impaired by their own Year 2000 issues and its impact on the Company. The costs of assessing compliance are expected to be minimal. Although the Company believes it is adequately addressing its Year 2000 issues, the failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failure could materially adversely affect the Company's results of operations, liquidity and financial condition.

                      BERNARD CHAUS, INC. AND SUBSIDIARIES

Future Financing Requirements

         At September 30, 1998, the Company had working capital of $22.0 million. The Company's business plan requires the availability of sufficient cash flow and borrowing capacity to finance its product lines. The Company expects to satisfy such requirements through cash flow from operations and borrowings under the New Financing Agreement.

         Although there can be no assurance, the Company believes that it has adequate resources to meet its needs for the foreseeable future, assuming it meets its business plan.

         The foregoing discussion contains forward-looking statements which are based upon current expectations and involve a number of uncertainties, the Company's ability to maintain its borrowing capabilities under the New Financing Agreement, retail market conditions and consumer acceptance of the Company's products.

                      BERNARD CHAUS, INC. AND SUBSIDIARIES

PART II - OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K.

         (a)      Attached hereto as Exhibits are the following:

                  27       Financial Data Schedules

         (b) The Company filed no reports on Form 8-K during the quarter ended September 30, 1998.

                      BERNARD CHAUS, INC. AND SUBSIDIARIES


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    BERNARD CHAUS, INC.
                                    (Registrant)



Date:    November 5, 1998           By:  /s/ Josephine Chaus
                                        ------------------------
                                    JOSEPHINE CHAUS
                                    Chairwoman of the Board and
                                    Office of the Chairman



Date:    November 5, 1998           By:  /s/ Andrew Grossman
                                    ----------------------------
                                    ANDREW GROSSMAN
                                    Chief Executive Officer and
                                    Office of the Chairman



Date:    November 5, 1998           By: /s/ Stuart S. Levy
                                    ----------------------------
                                    STUART S. LEVY
                                    Chief Financial Officer and
                                    Secretary