Form 10-Q
period 1998-12-31
CHAUS BERNARD INC
filed 1999-02-12
CIK 793983

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                  -----------

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934.

                For the quarterly period ended DECEMBER 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934.

          For the transition period from ____________ to____________.


                         Commission file number 1-9169

                              BERNARD CHAUS, INC.
             -----------------------------------------------------
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
                                             ---     ---
         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Date                   Class                  Shares Outstanding
           ----                   -----                  ------------------
   January 25, 1999    Common Stock, $0.01 par value          27,115,907
   ----------------    -----------------------------     ------------------

                      BERNARD CHAUS, INC. AND SUBSIDIARIES

                                     INDEX



PART I    FINANCIAL INFORMATION                                     PAGE
------    ---------------------                                     ----

Item 1.   Financial Statements (Unaudited)

          Condensed Consolidated Balance Sheets as of
          December 31, 1998, June 30, 1998 and
          December 31, 1997                                            3

          Condensed Consolidated Statements of Operations
          for the Quarters and Six Months ended December 31,
          1998 and 1997                                                4

          Condensed Consolidated Statements of Cash Flows
          for the Six Months ended December 31, 1998 and 1997          5

          Notes to Condensed Consolidated Financial Statements       6-8

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                       9-13


PART II   OTHER INFORMATION
-------   -----------------

Item 6.   Exhibits and Reports on Form 8-K                            14


SIGNATURES                                                            15

PART I -- FINANCIAL INFORMATION
Item 1.  Financial Statements

                      BERNARD CHAUS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                    (In thousands, except number of shares)


                                              December 31,     June 30,   December 31,
                                                  1998           1998         1997
                                             -------------     --------   ------------
                                              (Unaudited)        ( * )     (Unaudited)
ASSETS
Current Assets
     Cash and cash equivalents ...............   $     778    $   2,039    $     481
     Accounts receivable, net ................      20,144       17,289       12,526
     Inventories .............................      17,739       17,486       14,627
     Prepaid expenses ........................         428          362          955
                                                 ---------    ---------    ---------
          Total current assets ...............      39,089       37,176       28,589
Fixed assets - net ...........................         898          960          829
Other assets .................................         540          876          617
                                                 ---------    ---------    ---------
                                                 $  40,527    $  39,012    $  30,035
                                                 =========    =========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
     Notes payable - banks ...................   $    --      $    --      $  23,087
     Accounts payable ........................      12,259       13,005       14,155
     Accrued expenses ........................       3,224        4,492        6,090
     Accrued restructuring expenses ..........        --           --            185
     Term loan - current .....................       1,000        1,000        1,000
                                                 ---------    ---------    ---------
          Total current liabilities ..........      16,483       18,497       44,517
Subordinated promissory notes ................        --           --         27,888
Term loan ....................................      13,000       13,500       14,000
                                                 ---------    ---------    ---------
                                                    29,483       31,997       86,405
STOCKHOLDERS' EQUITY/(DEFICIENCY)
     Preferred stock, $.01 par value,
          authorized shares - 1,000,000,
          outstanding shares - none
     Common stock, $.01 par value,
          authorized shares - 50,000,000;
          issued shares - 27,178,177 at
          December 31, 1998 and
          June 30, 1998, 2,689,997 at
          December 31, 1997 ..................         272          272           27

     Additional paid-in capital ..............     125,224      125,224       65,705
     Deficit .................................    (112,972)    (117,001)    (120,622)
     Less:  Treasury stock at cost -
          62,270 shares at December 31, 1998,
          June 30, 1998, and December 31, 1997      (1,480)      (1,480)      (1,480)
                                                 ---------    ---------    ---------
     Total stockholders' equity/(deficiency) .      11,044        7,015      (56,370)
                                                 ---------    ---------    ---------
                                                 $  40,527    $  39,012    $  30,035
                                                 =========    =========    =========


*Derived from audited financial statements at June 30, 1998.

See accompanying notes to condensed consolidated financial statements.

                      BERNARD CHAUS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
         (In thousands, except number of shares and per share amounts)




                                                          For the Quarter Ended            For the Six Months Ended
                                                      December 31,     December 31,      December 31,      December 31,
                                                          1998             1997               1998             1997
                                                      ------------     ------------      ------------      ------------
                                                               (Unaudited)                        (Unaudited)

Net sales                                             $  44,670         $  47,095          $  94,342        $  105,951
Cost of goods sold                                       34,967            35,809             70,847            80,241
                                                      ---------         ---------          ---------        ----------
Gross profit                                              9,703            11,286             23,495            25,710
Selling, general and administrative expenses              8,404            10,180             18,105            20,231
                                                      ---------         ---------          ---------        ----------
Income from operations                                    1,299             1,106              5,390             5,479
Interest expense, net                                       659             2,372              1,277             4,694
                                                      ---------         ---------          ---------        ----------
Income before provision for income taxes                    640            (1,266)             4,113               785
Provision for income taxes                                   14                45                 84                95
                                                      ---------         ---------          ---------        ----------
Net income (loss)                                     $     626         $  (1,311)         $   4,029        $      690
                                                      =========         ==========         =========        ==========
Basic and diluted earnings (loss) per share           $    0.02         $   (0.20)         $    0.15        $     0.10
                                                      =========         =========          =========        ==========
Weighted average number of common shares
outstanding- basic                                    27,116,000        6,687,000         27,116,000         6,687,000
                                                      ==========        =========         ==========         =========
Weighted average number of common and common
equivalent shares outstanding- diluted                27,118,000        6,687,000         27,118,000         6,687,000
                                                      ==========        =========         ==========         ==========



See accompanying notes to condensed consolidated financial statements

                      BERNARD CHAUS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                     For the Six Months Ended
                                                   December 31,    December 31,
                                                       1998           1997
                                                   ------------    -----------
                                                            (Unaudited)
OPERATING ACTIVITIES
Net income ..........................................   $  4,029    $    690
Adjustments to reconcile net income to net cash
 used in operating activities:
   Depreciation and amortization ....................        746         348
   Provision for losses on accounts receivable ......         20          38
   Deferred interest on subordinated promissory notes         --       1,514
   Non-cash interest expense ........................         16          --
Changes in operating assets and liabilities:
   Accounts receivable ..............................     (2,875)     (5,113)
   Inventories ......................................       (253)      9,119
   Prepaid expenses and other assets ................       (156)       (302)
   Accounts payable .................................       (746)     (5,670)
   Accrued expenses .................................     (1,268)        697
   Accrued restructuring expenses ...................         --      (1,434)
                                                        --------    --------
Net Cash Used In Operating Activities ...............       (487)       (113)
                                                        --------    --------

INVESTING ACTIVITIES
  Purchases of fixed assets .........................       (174)        (42)
  Purchases of other assets .........................       (100)        (25)
                                                        --------    --------
Net Cash Used In Investing Activities ...............       (274)        (67)
                                                        --------    --------

FINANCING ACTIVITIES
  Net payments on short-term bank borrowings ........                (14,669)
  Net proceeds from issuance of term loan ...........                (15,000)
  Principal payments on term loan ...................       (500)         --
                                                        --------    --------
Net Cash (Used In) Provided By Financing Activities .       (500)        331
                                                        --------    --------

(Decrease) increase in cash and cash equivalents ....     (1,261)        151
Cash and cash equivalents, beginning of period ......      2,039         330
                                                        --------    --------
Cash and cash equivalents, end of period ............   $    778    $    481
                                                        ========    ========

Cash Paid for:
  Taxes .............................................        312           7
  Interest ..........................................      1,180       1,483


     See accompanying notes to condensed consolidated financial statements.

                      BERNARD CHAUS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
            Six Months Ended December 31, 1998 and December 31, 1997

1.     Summary of Significant Accounting Policies

         Basis of Presentation: The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant intercompany balances and transactions were eliminated. Operating results for the quarter and six months ended December 31, 1998 are not necessarily indicative of the results that may be expected for the year ending June 30, 1999 or any other period. The balance sheet at June 30, 1998 has been derived from the audited financial statements at that date. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K/A for the year ended June 30, 1998.

         Earnings Per Share: All share and per share data reflects the 1 for 10 reverse stock split which was effected December 9, 1997. Basic earnings per share have been computed by dividing the applicable net income by the weighted average number of common shares outstanding. Diluted earnings per share has been computed by dividing the applicable net income by the weighted average number of common shares outstanding and common stock equivalents. At December 31, 1997, the calculation of basic and diluted earnings per share reflects the retroactive adjustment for the bonus element of the Rights Offering, which was consummated on January 26, 1998. At December 31, 1998 and December 31, 1997, 2,794,000 and 687,000 common stock equivalents, respectively, were not included in the computation of earnings per share as they were antidilutive.

         New Accounting Pronouncements: The Company has adopted SFAS No. 130, Reporting Comprehensive Income, during the current fiscal year. SFAS 130 establishes standards for reporting comprehensive income and its components in a full set of general-purpose financial statements. This Statement requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement, and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. Currently, the Company has no items of other comprehensive income.

2.       Inventories

         Inventories (principally finished goods) are stated at the lower of cost, using the first-in first-out (FIFO) method, or market. Included in inventories is merchandise in transit of approximately $8.1 million at December 31, 1998, $7.2 million at June 30, 1998 and $9.8 million at December 31, 1997.

                      BERNARD CHAUS, INC. AND SUBSIDIARIES

3.       Financing Agreement

         The Company has a revolving credit facility and term loan (the "Credit Facility") with BNY Financial Corporation, a wholly owned subsidiary of The Bank of New York ("BNYF"). The Facility was entered into in October 1997 and last amended in June 1998.

         The Credit Facility provides for a $45.5 million revolving credit line with a $34.0 million sub-limit for letters of credit and a $14.5 million term loan facility. Each facility matures on December 31, 2002.

         Interest on the revolving credit line accrues at 1/2 of 1% above the Prime Rate (7.75% at December 31, 1998) and is payable on a monthly basis, in arrears. Interest on the term loan accrues at an interest rate ranging from 1/2 of 1% above the Prime Rate to 1 1/2% above the Prime Rate, which interest rate will be determined, from time to time, based upon the Company's availability under the Credit Facility.

         Amortization payments in the amount of $250,000 are payable quarterly in arrears in connection with the term loan. Four amortization payments have been made as of December 31, 1998. A balloon payment in the amount of $10.25 million is due on December 31, 2002. In the event of the earlier termination by the Company of the Credit Facility, the Company will be liable for termination fees initially equal to $2.8 million, and declining to $2.2 million after October 8, 2000. The Company's obligations under the Credit Facility are secured by a first priority lien on substantially all of the Company's assets, including the Company's accounts receivable, inventory and trademarks.

         The Credit Facility contains financial covenants requiring, among other things, the maintenance of minimum levels of tangible net worth, working capital and maximum permitted loss (minimum permitted profit).

4.  Restructuring

         In June 1997, the Company announced a proposed restructuring program to be implemented by the Company. In September 1997, the disinterested members of the Board of Directors of the Company unanimously approved the restructuring plan which provided for the following: (i) the Company would raise, through an offer of rights to subscribe ("Rights"), up to $20.0 million, but not less than $12.5 million, of equity through a rights offering to all shares of Common Stock of the Company (the "Rights Offering") of up to 13,977,270 shares of Common Stock of the Company (on a post stock split basis); (ii) the conversion of approximately $40.6 million of the Company's indebtedness to Ms. Chaus, consisting of $28.1 million of then existing subordinated indebtedness (including accrued interest through January 28, 1998) and $12.5 million of additional indebtedness owed to Ms. Chaus, into 10,510,910 shares of Common Stock of the Company; (iii) entering into the Credit Facility; (iv) the implementation of a reverse stock split of the Company's Common Stock such that every ten (10) shares of Common Stock would be converted into one (1) share of Common Stock; and (v) the liquidation of the Company's retail outlet stores. On October 10, 1997, the

                      BERNARD CHAUS, INC. AND SUBSIDIARIES

Company entered into the Credit Facility referred to in (iii) above. On December 9, 1997, the reverse stock split described in (iv) above became effective. By mid-January, the Company closed all of its retail outlet stores as referenced in (v) above. On January 26, 1998, the Rights Offering described in (i) above was consummated. On January 29, 1998, the conversion of indebtedness into equity described in (ii) above was completed.

                      BERNARD CHAUS, INC. AND SUBSIDIARIES


Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations
         -----------------------------------------------------------------------

Results of Operations
---------------------

         For the quarter ended December 31 1998, net sales decreased by $2.4 million or 5.2% as compared to the quarter ended December 31, 1997. For the six months ended December 31, 1998, net sales decreased by $11.6 million or 11.0%. The sales decrease for both the quarter and six months was primarily due to a decrease in retail store sales ($5.0 million and $10.7 million, respectively) resulting from the closing of all but one of the Company's retail outlet stores in January 1998 and a decrease in sales associated with the Company's Nautica licensed product line ($4.0 million and $6.4 million, respectively) which was terminated in October of 1998. These decreases were offset by increased sales of the Company's Chaus product line through department store channels ($6.6 million and $5.5 million, respectively). Due to the Company's financial restructuring last year, fall goods were not shipped until July 1997, whereas this year fall goods were shipped beginning in June. On a comparable basis, net sales for fall products shipped in June 1998 through September 1998 increased approximately 16% over net sales of fall products shipped in July 1997 through September 1997. For the quarter and six months ended December 31, 1998, units shipped related to sales of the Company's Chaus product line increased by 28.5% and 5.5%, respectively. Average selling price of the Company's Chaus product line for the quarter ended December 31, 1998 decreased by approximately 8% as compared to the quarter ended December 31, 1997 primarily as a result of lower product costs which were reflected in lower average selling prices while maintaining Chaus product line gross profit margins. Average selling price of the Company's Chaus product line for the six months ended December 31, 1998 remained relatively constant as compared to the six months ended December 31, 1997.

         Gross profit as a percentage of net sales decreased to 21.7% for the quarter ended December 31, 1998 from 24.0% in the comparable period last year. The decrease in gross profit as a percentage of net sales primarily resulted from the impact of winding down the Nautica licensed product line during the second quarter of fiscal 1999.

         Gross profit as a percentage of net sales increased to 24.9% for the six months ended December 31, 1998 from 24.3% in the comparable period last year. The increase in gross profit as a percentage of net sales was primarily due to improved gross margins on the Chaus product lines as a result of an improved initial mark-up, partially offset by the loss associated with the winding down of the Nautica licensed product line.

         Selling, general and administrative ("SG&A") expenses decreased by $1.8 million for the quarter ended December 31, 1998 as compared with the quarter ended December 31, 1997. This decrease was primarily attributable to the closing of all but one of the Company's retail outlet stores in January 1998 ($1.3 million), the termination of the Nautica licensed product line ($0.7 million), offset by a nominal increase in expenses related to the increase in sales of the Company's Chaus product lines ($0.2 million). SG&A expenses as a percentage of net sales decreased to 18.8% for the quarter ended December 31, 1998 as compared to 21.6% for the quarter ended December 31, 1997. This decrease was primarily due to the increase in sales associated with the Company's

                      BERNARD CHAUS, INC. AND SUBSIDIARIES

Chaus product lines through department store channels without a comparable percentage increase in SG&A and the elimination of the Company's retail outlet stores which carried a higher SG&A expense as a percentage of net sales.

         SG&A expenses decreased by $2.1 million for the six months ended December 31, 1998 as compared with the six months ended December 31, 1997. This decrease was primarily due to the closing of all but one of the Company's retail outlet stores in January 1998 ($2.6 million) and the termination of the Nautica licensed product line during the second quarter of fiscal 1999 ($0.4 million), offset by an increase in operating expenses ($0.9 million) related to the increase in sales of the Company's Chaus product lines through department store channels. SG&A expenses as a percentage of net sales increased to 19.2% of net sales for the six months ended December 31, 1998 as compared to 19.1% for the six months ended December 31, 1997. This small increase was due to the decrease in sales associated with the termination of the Nautica licensed product line without a comparable percentage decrease in expenses, partially offset by a decrease in SG&A expense as a percentage of net sales related to the Company's Chaus product lines, and the closing of all but one of the Company's retail outlet stores which carried a higher SG&A expense as a percentage of net sales. In connection with the termination of the employment of the Company's former Chief Executive Officer, Andrew Grossman, the Company is obligated to pay up to $1.66 million over a period of 20 months in consideration for Mr. Grossman's agreement not to compete for twelve months. Such amounts are charged to expense ratably over the twelve-month non-competition period. In addition, the Company is obligated to make bonus payments in an amount equal to 2 1/2% of net profits for fiscal years 1999 and 2000, and the pro rated portion of fiscal year 2001(i.e., 1/6 of such year). Such bonus payments are being expensed over the respective fiscal years.


         Interest expense for the quarter and six months ended December 31, 1998 decreased by $1.7 million and $3.4 million, respectively, from the comparable period last year as a result of the conversion of subordinated debt to equity in connection with the Company's Restructuring (as defined below) which was completed on January 29, 1998. Decreases in bank borrowings and decreased interest rates on bank borrowings also contributed to the decrease in interest expense.

         Net income for the quarter and six months ended December 31, 1998 includes a net loss of $1.9 million and $2.9 million, respectively, or a loss of $0.07 and $0.11, respectively, per diluted share, associated with the licensed Nautica business. The Company discontinued shipping Nautica products during the second quarter of fiscal 1999. The conclusion of the Nautica license is expected to have a positive impact on the Company's earnings in the future.

Financial Position, Liquidity and Capital Resources
---------------------------------------------------

General

         Net cash used in operating activities was $0.5 million for the six months ended December 31, 1998 as compared to $0.1 million for the six months ended December 31, 1997. Cash used in operating activities resulted primarily from an increase in accounts receivable of $2.9 million and

                      BERNARD CHAUS, INC. AND SUBSIDIARIES

a decrease in accrued expenses and accounts payable of $2.0 million, offset by net income of $4.0 million and depreciation and amortization of $0.7 million.

Financing Agreement

         The Company has a revolving credit facility and term loan (the "Credit Facility") with BNY Financial Corporation, a wholly owned subsidiary of The Bank of New York. The Credit Facility was entered into in October 1997 and last amended in June 1998.

         The Credit Facility provides for a $45.5 million five-year revolving credit line with $34.0 million sub-limit for letters of credit and $14.5 million term loan facility. Each facility matures on December 31, 2002. See
Note 3 to Condensed Consolidated Financial Statements. At December 31, 1998, the Company had availability of approximately $5.5 million (inclusive of overadvance availability) under the Credit Facility Agreement.

         The Credit Facility contains financial covenants requiring, among other things, the maintenance of minimum levels of tangible net worth, working capital and maximum permitted loss (minimum permitted profit).

Restructuring Program

         In June 1997, the Company announced a proposed restructuring program to be implemented by the Company. In September 1997, the disinterested members of the Board of Directors of the Company unanimously approved the restructuring plan (the "Restructuring") which provided for the following: (i) the Company raised, through an offer of rights to subscribe ("Rights"), up to $20.0 million, but not less than $12.5 million, of equity through a rights offering to all shares of Common Stock of the Company (the "Rights Offering") of up to 13,977,270 shares of Common Stock of the Company (on a post stock split basis);
(ii) the conversion of approximately $40.6 million of the Company's indebtedness to Ms. Chaus, consisting of $28.1 million of then existing subordinated indebtedness (including accrued interest through January 28, 1998) and $12.5 million of additional indebtedness owed to Ms. Chaus, into 10,510,910 shares of Common Stock of the Company; (iii) entering into the Credit Facility ; (iv) the implementation of a reverse stock split of the Company's Common Stock such that every ten (10) shares of Common Stock would be converted into one (1) share of Common Stock; and (v) the liquidation of the Company's retail outlet stores. On October 10, 1997, the Company entered into the Credit Facility referred to in (iii) above. On December 9, 1997, the reverse stock split described in (iv) above became effective. By mid-January 1998, the Company closed all of its retail outlet stores as referenced in (v) above. On January 26, 1998, the Rights Offering described in (i) above was consummated. On January 29, 1998, the conversion of indebtedness into equity described in
(ii) above was completed.

New Accounting Pronouncements

         The Company adopted SFAS No. 130, Reporting Comprehensive Income, during the current fiscal year. SFAS 130 establishes standards for reporting comprehensive income and its components

                      BERNARD CHAUS, INC. AND SUBSIDIARIES

in a full set of general-purpose financial statements. This Statement requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement, and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. Currently, the Company has no items of other comprehensive income.

         The Company is required to adopt SFAS No. 132, Employers' Disclosure About Pensions and Other Post-retirement Benefits during the year ending June 30, 1999. This Statement revises employers' disclosures about pension and other post-retirement benefit plans. It does not change the measurement or recognition of those plans. It standardizes the disclosure requirements for pensions and other post-retirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures that are no longer useful. Restatement of disclosures for earlier periods provided for comparative purposes is required. The Company is currently considering the additional disclosures which are required by this statement.

Nautica License Agreement

         On October 23, 1998, the Company discontinued its license agreement with Nautica Enterprises, Inc. under which it had an exclusive license to manufacture, market, distribute and sell licensed product for women under the Nautica brand name.

Year 2000 Compliance

         The Company has prepared a plan to become Year 2000 compliant. Pursuant to the Company's Year 2000 Plan, major segments (approximately 80%) of the Company's information technology ("IT") and non-IT systems have been upgraded and tested for Year 2000 compliance. The Company anticipates that the remaining IT and non-IT systems should be upgraded and tested to be Year 2000 compliant by June 30, 1999. The total costs of these system upgrades are projected to approximate $0.3 million. As of December 31, 1998, the Company has incurred $0.2 million of these costs. The remaining $0.1 million will be funded out of existing cash flows from operations. Given that the Company expects to be Year 2000 compliant by the end of June 1999, the Company has not prepared a contingency plan and does not currently believe that a contingency plan is necessary.

         In some cases, the Company's computer systems are linked to its major customers and the Company is in the process of assessing its customers' compliance. The Company has had correspondence from its major customers regarding Year 2000 compliance. The Company's major customers have advised the Company that they generally comply with VICS (Voluntary Interindustry Commerce Standards) standards. VICS establishes standards that simplify the flow of product and information in the general merchandise retail industry for retailers and suppliers alike. The Company expects to be compliant with VICS Year 2000 Electronic Data Interchange standards by April 1999. The Company has virtually no computer interfaces with its vendors; however, it does not know the extent to which its vendors, or its customers, would be impaired by their own Year

                      BERNARD CHAUS, INC. AND SUBSIDIARIES

2000 issues and its impact on the Company. The costs of assessing compliance are expected to be minimal. Although the Company believes it is adequately addressing its Year 2000 issues, the failure to correct a material Year 2000 problem or the failure of a customer or a vendor to achieve compliance could result in an interruption in, or a failure of, certain normal business activities or operations. Such failure could materially adversely affect the Company's results of operations, liquidity and financial condition.

Future Financing Requirements

         At December 31, 1998, the Company had working capital of $22.6 million. The Company's business plan requires the availability of sufficient cash flow and borrowing capacity to finance its product lines. The Company expects to satisfy such requirements through cash flow from operations and borrowings under the Credit Facility.

         Although there can be no assurance, the Company believes that it has adequate resources to meet its needs for the foreseeable future, assuming it meets its business plan.

         The foregoing discussion contains forward-looking statements which are based upon current expectations and involve a number of uncertainties, including the Company's ability to maintain its borrowing capabilities under the Credit Facility, retail market conditions and consumer acceptance of the Company's products.

                      BERNARD CHAUS, INC. AND SUBSIDIARIES


PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

         (a)   Attached hereto as Exhibits are the following:

               27       Financial Data Schedules

         (b) The Company filed no reports on Form 8-K during the quarter ended December 31, 1998.

                      BERNARD CHAUS, INC. AND SUBSIDIARIES


SIGNATURES
----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    BERNARD CHAUS, INC.
                                    (Registrant)



Date: February 12, 1999             By:  /s/ Josephine Chaus
                                         ---------------------------------
                                    JOSEPHINE CHAUS
                                    Chairwoman of the Board,
                                    President and Chief Executive Officer,
                                    Office of the Chairman





Date: February 12, 1999             By: /s/ Stuart S. Levy
                                        ----------------------------------
                                    STUART S. LEVY
                                    Chief Financial Officer and
                                    Secretary