Form 10-Q
period 1999-03-31
CHAUS BERNARD INC
filed 1999-05-14
CIK 793983

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   -----------

                                    FORM 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934.

                  For the quarterly period ended MARCH 31, 1999

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934.

          For the transition period from             to            .
                                         -----------    -----------

                          Commission file number 1-9169
                                                --------

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

        Registrant's telephone number, including area code (212) 354-1280
                                                          ----------------


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
                                              ---   ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Date                     Class                  Shares Outstanding
     --------------     -----------------------------      ------------------
     April 26, 1999     Common Stock, $0.01 par value          27,115,907
     --------------     -----------------------------      ------------------

                      BERNARD CHAUS, INC. AND SUBSIDIARIES

                                      INDEX



PART I           FINANCIAL INFORMATION

Item 1.          Financial Statements (Unaudited)                         PAGE

                 Condensed Consolidated Balance Sheets as of
                 March 31, 1999, June 30, 1998 and
                 March 31, 1998                                              3

                 Condensed Consolidated Statements of Operations
                 for the Quarters and Nine Months ended March 31,
                 1999 and 1998                                               4

                 Condensed Consolidated Statements of Cash Flows
                 for the Nine Months ended March 31, 1999 and 1998           5

                 Notes to Condensed Consolidated Financial Statements    6 - 8

Item 2.          Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                     9 -13

PART II          OTHER INFORMATION

Item 6.          Exhibits and Reports on Form 8-K                           14


SIGNATURES                                                                  15

PART I -- FINANCIAL INFORMATION
Item 1.  Financial Statements

                      BERNARD CHAUS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
          (In thousands, except number of shares and per share amounts)

                                                          March 31     June 30,    March 31,
                                                            1999         1998        1998
                                                        -----------   ---------   -----------
                                                        (Unaudited)     ( * )     (Unaudited)
ASSETS
Current Assets
     Cash and cash equivalents                           $      74    $   2,039    $     162
     Accounts receivable, net                               41,661       17,289       36,972
     Inventories                                            13,836       17,486       16,757
     Prepaid expenses                                          558          362          483
                                                         ---------    ---------    ---------
          Total current assets                              56,129       37,176       54,374
Fixed assets - net                                             840          960          900
Other assets                                                   266          876          794
                                                         ---------    ---------    ---------
                                                         $  57,235    $  39,012    $  56,068
                                                         =========    =========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
     Notes payable - bank                                $   8,131    $    --      $  12,655
     Accounts payable                                       15,315       13,005       17,297
     Accrued expenses                                        4,683        4,492        4,636
     Accrued restructuring expenses                           --           --            261
     Term loan - current                                     1,000        1,000        1,000
                                                         ---------    ---------    ---------
          Total current liabilities                         29,129       18,497       35,849
Term loan                                                   12,750       13,500       13,750
                                                         ---------    ---------    ---------
                                                            41,879       31,997       49,599
STOCKHOLDERS' EQUITY
     Preferred stock, $.01 par value,
          authorized shares - 1,000,000,
          outstanding shares - none
     Common stock, $.01 par value,
          authorized shares - 50,000,000;
          issued shares - 27,178,177 at March 31,
          1999, June 30, 1998 and March 31, 1998               272          272          272
     Additional paid-in capital                            125,224      125,224      125,224
     Deficit                                              (108,660)    (117,001)    (117,547)
     Less:  Treasury stock at cost -
          62,270 shares at March 31, 1999, June
          30, 1998 and March 31, 1998                       (1,480)      (1,480)      (1,480)
                                                         ---------    ---------    ---------
     Total stockholders' equity                             15,356        7,015        6,469
                                                         ---------    ---------    ---------
                                                         $  57,235    $  39,012    $  56,068
                                                         =========    =========    =========

*Derived from audited financial statements at June 30, 1998.

See accompanying notes to condensed consolidated financial statements.

                      BERNARD CHAUS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
          (In thousands, except number of shares and per share amounts)



                                                For the Quarter Ended      For the Nine Months Ended
                                                March 31,     March 31,     March 31,     March 31,
                                                   1999          1998          1999         1998
                                               -----------   -----------   -----------   -----------
                                                      (Unaudited)                (Unaudited)
Net sales                                      $    52,129   $    49,827   $   146,471   $   155,778
Cost of goods sold                                  37,694        36,105       108,541       116,346
                                               -----------   -----------   -----------   -----------

Gross profit                                        14,435        13,722        37,930        39,432
Selling, general and administrative expenses         9,431         9,480        27,536        29,711
                                               -----------   -----------   -----------   -----------
Income from operations                               5,004         4,242        10,394         9,721

Interest expense, net                                  603         1,092         1,880         5,786
                                               -----------   -----------   -----------   -----------

Income before provision for income taxes             4,401         3,150         8,514         3,935
Provision for income taxes                              89            75           173           170
                                               -----------   -----------   -----------   -----------

Net income                                     $     4,312   $     3,075   $     8,341   $     3,765
                                               ===========   ===========   ===========   ===========


Basic earnings per share                       $      0.16   $      0.15   $      0.31   $      0.33
                                               ===========   ===========   ===========   ===========

Diluted earnings per share                     $      0.16   $      0.14   $      0.31   $      0.33
                                               ===========   ===========   ===========   ===========

Weighted average number of common shares
outstanding- basic                              27,116,000    21,074,000    27,116,000    11,371,000
                                               ===========   ===========   ===========   ===========

Weighted average number of common and common
equivalent shares outstanding- diluted          27,116,000    21,389,000    27,145,000    11,371,000
                                               ===========   ===========   ===========   ===========



See accompanying notes to condensed consolidated financial statements

                      BERNARD CHAUS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                       For the Nine Months Ended
                                                          March 31,   March 31,
                                                            1999        1998
                                                          --------    --------
                                                               (Unaudited)
OPERATING ACTIVITIES
Net income                                                $  8,341    $  3,765
Adjustments to reconcile net income to net cash
 used in operating activities:
   Depreciation and amortization                             1,174         484
   Provision for losses on accounts receivable                  20          51
   Deferred interest on subordinated promissory notes         --         1,751
   Non-cash interest expense                                    23          13
Changes in operating assets and liabilities:
   Accounts receivable                                     (24,392)    (29,572)
   Inventories                                               3,650       6,989
   Prepaid expenses and other assets                          (293)        302
   Accounts payable                                          2,310      (2,528)
   Accrued expenses                                            191        (757)
   Accrued restructuring expenses                             --        (1,358)
                                                          --------    --------
Net Cash Used In Operating Activities                       (8,976)    (20,860)
                                                          --------    --------

INVESTING ACTIVITIES
  Purchases of fixed assets                                   (226)       (207)
  Purchases of other assets                                   (144)       (251)
                                                          --------    --------
Net Cash Used In Investing Activities                         (370)       (458)
                                                          --------    --------

FINANCING ACTIVITIES
  Net proceeds (payments) on short-term bank borrowings      8,131     (12,601)
  Net proceeds from issuance of term loan                     --        15,000
  Principal payments on term loan                             (750)       (250)

  Net proceeds from issuance of stock                         --        19,001
                                                          --------    --------
Net Cash Provided By Financing Activities                    7,381      21,150
                                                          --------    --------

Decrease in cash and cash equivalents                       (1,965)       (168)
Cash and cash equivalents, beginning of period               2,039         330
                                                          --------    --------
Cash and cash equivalents, end of period                  $     74    $    162
                                                          ========    ========


Cash Paid for:
  Taxes                                                        325           7
  Interest                                                   1,711       1,483


     See accompanying notes to condensed consolidated financial statements.

                      BERNARD CHAUS, INC. AND SUBSIDIARIES


              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
               Nine Months Ended March 31, 1999 and March 31, 1998

1.       Summary of Significant Accounting Policies

         Basis of Presentation: The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant intercompany balances and transactions were eliminated. Operating results for the quarter and nine months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending June 30, 1999 or any other period. The balance sheet at June 30, 1998 has been derived from the audited financial statements at that date. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K/A for the year ended June 30, 1998.

         Earnings Per Share: All share and per share data reflects the 1 for 10 reverse stock split which was effected December 9, 1997. Basic earnings per share have been computed by dividing the applicable net income by the weighted average number of common shares outstanding. Diluted earnings per share has been computed by dividing the applicable net income by the weighted average number of common shares outstanding and common stock equivalents. At March 31, 1999 and March 31, 1998, 2,833,000 and 3,079,000 common stock equivalents, respectively, were not included in the computation of earnings per share as they were antidilutive.

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

         The Company adopted Statement of Financial Accounting Standard ("SFAS") No. 131, Disclosures about Segments of an Enterprise and Related Information, during the year ending June 30, 1999. The Statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. This Statement supersedes Financial Accounting Standards Board ("FASB") Statement No. 14 Financial Reporting for Segments of a Business Enterprise, but

                      BERNARD CHAUS, INC. AND SUBSIDIARIES

retains the requirement to report information about major customers. In accordance with SFAS No. 131, the Company currently operates in one business segment.

         In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The statement establishes accounting and reporting standards requiring that derivative instruments (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at fair value. The statement requires that changes in a derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement and requires that a company formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999; however, it may be adopted earlier. It cannot be applied retroactively to financial statements of prior periods. The Company currently has no derivative financial instruments.


2.       Inventories

         Inventories (principally finished goods) are stated at the lower of cost, using the first-in first-out (FIFO) method, or market. Included in inventories is merchandise in transit of approximately $7.0 million at March 31, 1999, $7.2 million at June 30, 1998 and $7.8 million at March 31, 1998.


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

         Interest on the revolving credit line accrues at 1/2 of 1% above the Prime Rate (7.75% at March 31, 1999) and is payable on a monthly basis, in arrears. Interest on the term loan accrues at an interest rate ranging from 1/2 of 1% above the Prime Rate to 1 1/2% above the Prime Rate, which interest rate will be determined, from time to time, based upon the Company's availability under the Credit Facility.

         Amortization payments in the amount of $250,000 are payable quarterly in arrears in connection with the term loan. Three amortization payments have been made resulting in a balance of $13.8 million at March 31, 1999. A balloon payment in the amount of $10.25 million is due on December 31, 2002. In the event of the earlier termination by the Company of the Credit Facility, the Company will be liable for termination fees initially equal to $2.8 million, and declining to $2.2 million after October 8, 2000. The Company's obligations under the Credit Facility are secured by

                      BERNARD CHAUS, INC. AND SUBSIDIARIES

a first priority lien on substantially all of the Company's assets, including the Company's accounts receivable, inventory and trademarks.

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

                      BERNARD CHAUS, INC. AND SUBSIDIARIES


Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

Results of Operations

         Net sales for the quarter ended March 31, 1999 increased 4.6% or $2.3 million as compared to the quarter ended March 31, 1998. This increase was due primarily to an increase in sales of the Company's Chaus product lines of $4.7 million, resulting from an increase of 22.1% in units shipped. The increase was partially offset by a decrease in sales associated with the Company's Nautica product line of $2.4 million which was terminated in October 1998. Average selling prices of the Chaus product lines decreased for the quarter ended March 31, 1999 as compared to the same period last year as a result of lower product costs which were reflected in lower average selling prices and sales of certain residual goods sold through normal channels below regular wholesale prices.

         Net sales for the nine months ended March 31, 1999 decreased by 6.0% or $9.3 million as compared to the nine months ended March 31, 1998. The sales decrease was primarily due to a decrease in the Company's retail outlet stores sales ($10.8 million) resulting from the closing of all but one of the Company's retail outlet stores in January 1998 and a decrease in sales associated with the Company's Nautica licensed product line ($8.6 million) which was terminated in October 1998. Sales of the Company's Chaus product lines increased $10.1 million resulting from an increase of 12.0% in units shipped. Average selling prices of the Chaus product lines decreased for the nine months ended March 31, 1999 as compared to the same period last year, primarily as a result of lower product costs which were reflected in lower average selling prices while maintaining the Chaus product lines' gross profit margins.

         Gross profit as a percentage of net sales increases to 27.7% for the quarter ended March 31, 1999 from 27.5% for the quarter ended March 31, 1998. This increase in gross profit was primarily due to the termination of the Nautica licensed product line in October 1998 which carried a lower gross profit percentage, partially offset by a decreased gross profit percentage for the Chaus product lines. The decline in the Chaus product lines' gross profit margin was affected by sales of certain residual goods sold through normal channels at margins which were below regular wholesale margins.

         Gross profit as a percentage of net sales increased to 25.9% for the nine months ended March 31, 1999 from 25.3% for the nine months ended March 31, 1998. This increase was primarily due to the elimination of the Company's retail outlet stores in January 1998 and the termination of the Nautica licensed product line in October 1998, both of which carried lower gross profit margins.

                      BERNARD CHAUS, INC. AND SUBSIDIARIES


         Selling, general and administrative ("SG&A") expenses of $9.4 million for the quarter ended March 31, 1999 were essentially unchanged from the comparable quarter last year. The termination of the Nautica licensed product line during the second quarter of fiscal 1999 resulted in a decrease in expenses of $1.4 million, offset by an increase in operating expenses of the Company's Chaus product lines of $1.4 million. The increase in expenses of the Company's Chaus product lines was due to expenses associated with the increase in sales and expenses incurred in support of sales growth planned for fiscal year 2000. SG&A expenses as a percentage of net sales decreased to 18.1% for the quarter ended March 31, 1999 as compared to 19.0% for the quarter ended March 31, 1998. The decrease in SG&A expense as a percent of net sales is primarily due to leveraging certain expenses against a higher net sales base.

         SG&A expenses of $27.5 million for the nine months ended March 31, 1999 represent a decrease of $2.2 million or 7.3% compared with the nine months ended March 31, 1998. This decrease was primarily due to the closing of all but one of the Company's retail outlet stores in January 1998 ($2.7 million) and the termination of the Nautica licensed product line during the second quarter of fiscal 1999 ($1.8 million). These decreases were partially offset by an increase in operating expenses ($2.3 million) primarily related to the increase in sales of the Company's Chaus product lines and expenses incurred in support of sales growth planned for fiscal year 2000. SG&A expenses as a percentage of net sales decreased to 18.8% for the nine months ended March 31, 1999 as compared to 19.1% for the nine months ended March 31, 1998. This decrease was primarily due to the elimination of the Company's retail outlet stores which carried a higher SG&A expense as a percentage of net sales.

         In connection with the termination of employment of the Company's former Chief Executive Officer, Andrew Grossman, the Company is obligated to pay up to $1.66 million over a period of 20 months in consideration of Mr. Grossman's agreement not to compete for twelve months. Such amounts are charged to expense ratably over the twelve-month non-competition period. In addition, the Company is obligated to make bonus payments in an amount equal to 2 1/2% of net profits for fiscal years 1999 and 2000, and the pro rated portion of fiscal year 2001 (i.e. 1/6 of such year). Such bonus payments are being expensed over the respective fiscal years.

         Interest expense for the quarter and nine months ended March 31, 1999 decreased by $0.5 million and $3.9 million, respectively, from the comparable periods last year as a result of the conversion of subordinated debt to equity in connection with the Company's Restructuring (as defined below) which was completed on January 29, 1998. Decreases in bank borrowings and decreased interest rates on bank borrowings also contributed to the decrease in interest expense.

         Net income increased to $8.3 million for the nine months ended
March 31, 1999, up 122% over last year's comparable period. This includes a net loss of $2.9 million, or $0.11 per diluted share, associated with the licensed Nautica business which was discontinued in the second quarter of fiscal 1999.

                      BERNARD CHAUS, INC. AND SUBSIDIARIES

Financial Position, Liquidity and Capital Resources

General

         Net cash used in operating activities was $9.0 million for the nine months ended March 31, 1999 as compared to $20.9 million for the nine months ended March 31, 1998. Cash used in operating activities resulted primarily from an increase in accounts receivable of $24.4 million offset by net income of $8.3 million, a decrease in inventory of $3.7 million, an increase in accounts payable of $2.3 million, and depreciation and amortization of $1.2 million.

Financing Agreement

         The Company has a revolving credit facility and term loan (the "Credit Facility") with BNY Financial Corporation, a wholly owned subsidiary of The Bank of New York. The Credit Facility was entered into in October 1997 and last amended in June 1998.

         The Credit Facility provides for a $45.5 million five-year revolving credit line with $34.0 million sub-limit for letters of credit and $14.5 million term loan facility. Each facility matures on December 31, 2002. Three amortization payments have been made resulting in a balance of $13.8 million at March 31, 1999. See Note 3 to Condensed Consolidated Financial Statements. At March 31, 1999, the Company had availability of approximately $8.3 million (inclusive of overadvance availability) under the Credit Facility Agreement.

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

                      BERNARD CHAUS, INC. AND SUBSIDIARIES

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

         The Company adopted Statement of Financial Accounting Standard ("SFAS") No. 131, Disclosures about Segments of an Enterprise and Related Information, during the year ending June 30, 1999. The Statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. This Statement supersedes Financial Accounting Standards Board ("FASB") Statement No. 14 Financial Reporting for Segments of a Business Enterprise, but retains the requirement to report information about major customers. In accordance with SFAS No. 131, the Company currently operates in one business segment.

In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The statement establishes accounting and reporting standards requiring that derivative instruments (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at fair value. The statement requires that changes in a derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement and requires that a company formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999; however, it may be adopted earlier. It cannot be applied retroactively to financial statements of prior periods. The Company currently has no derivative financial instruments.

Nautica License Agreement

         On October 23, 1998, the Company discontinued its license agreement with Nautica Enterprises, Inc. under which it had an exclusive license to manufacture, market, distribute and sell licensed product for women under the Nautica brand name.

Year 2000 Compliance

         The Company has prepared a plan to become Year 2000 compliant. Pursuant to the

                      BERNARD CHAUS, INC. AND SUBSIDIARIES

Company's Year 2000 Plan, major segments (approximately 95%) of the Company's information technology ("IT") and non-IT systems have been upgraded and tested for Year 2000 compliance. The Company anticipates that the remaining IT and non-IT systems will be upgraded and tested to be Year 2000 compliant by June 30, 1999. The total costs of these system upgrades are projected to approximate $0.3 million. As of March 31, 1999, the Company has incurred approximately $0.2 million of these costs. The remaining costs will be funded out of existing cash flows from operations. Given that the Company expects to be Year 2000 compliant by the end of June 1999, the Company has not prepared a contingency plan and does not currently believe that a contingency plan is necessary.

In some cases, the Company's computer systems are linked to its major customers and the Company is in the process of assessing its customers' compliance. The Company has had correspondence from its major customers regarding Year 2000 compliance. The Company's major customers have advised the Company that they generally comply with VICS (Voluntary Interindustry Commerce Standards) standards. VICS establishes standards that simplify the flow of product and information in the general merchandise retail industry for retailers and suppliers alike. The Company is compliant with VICS Year 2000 Electronic Data Interchange standards and expects to complete testing with its major customers by June 1999. The Company has virtually no computer interfaces with its vendors; however, it does not know the extent to which its vendors, or its customers, would be impaired by their own Year 2000 issues and its impact on the Company. The costs of assessing compliance are expected to be minimal. Although the Company believes it is adequately addressing its Year 2000 issues, the failure to correct a material Year 2000 problem or the failure of a customer or a vendor to achieve compliance could result in an interruption in, or a failure of, certain normal business activities or operations. Such failure could materially adversely affect the Company's results of operations, liquidity and financial condition.

Future Financing Requirements

         At March 31, 1999, the Company had working capital of $27.0 million. The Company's business plan requires the availability of sufficient cash flow and borrowing capacity to finance its product lines. The Company expects to satisfy such requirements through cash flow from operations and borrowings under the Credit Facility.

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

                      BERNARD CHAUS, INC. AND SUBSIDIARIES


PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

         (a)      Attached hereto as Exhibits are the following:

                  27       Financial Data Schedules

         (b) The Company filed no reports on Form 8-K during the quarter ended March 31, 1999.

                      BERNARD CHAUS, INC. AND SUBSIDIARIES


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    BERNARD CHAUS, INC.
                                    (Registrant)



Date:    May 12, 1999               By: /s/ Josephine Chaus
                                       ----------------------------------------
                                    JOSEPHINE CHAUS
                                    Chairwoman of the Board,
                                    President and Chief Executive Officer,
                                    Office of the Chairman





Date:    May 12, 1999               By: /s/ Stuart S. Levy
                                       ----------------------------------------
                                    STUART S. LEVY
                                    Chief Financial Officer and
                                    Secretary