Form 10-K
period 1999-06-30
CHAUS BERNARD INC
filed 1999-09-27
CIK 793983

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-K
 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934
                     For the fiscal year ended June 30, 1999
                                       or
 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
       For the transition period from              to

                          Commission file number 1-9169

                               BERNARD CHAUS, INC.
             (Exact name of registrant as specified in its charter)

         New York                                        13-2807386
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant on September 7, 1999 was $23,769,000.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

        Date                       Class                 Shares Outstanding
        ----                       -----                 ------------------
 September 7, 1999     Common Stock, $0.01 par value         27,115,907

                                                        LOCATION IN FORM 10-K IN
         DOCUMENTS INCORPORATED BY REFERENCE               WHICH INCORPORATED
         -----------------------------------               ------------------
Portions of registrant's Proxy Statement for the Annual        Part III
 Meeting of Stockholders to be held November 17, 1999.

PART I

ITEM 1. BUSINESS.

GENERAL

     Bernard Chaus, Inc. (the "Company" or "Chaus") designs, arranges for the manufacture of and markets an extensive range of women's career and casual sportswear principally under the JOSEPHINE CHAUS(Registered Trademark) COLLECTION, JOSEPHINE CHAUS(Registered Trademark) STUDIO, JOSEPHINE CHAUS(Registered Trademark) ESSENTIALS and JOSEPHINE CHAUS(Registered Trademark) SPORT trademarks. The Company's products are sold nationwide through department store chains, specialty retailers and other retail outlets. The Company has positioned its Chaus product line into the opening price points of the "better" category. Effective in October 1998, the Company and Nautica Apparel Inc. agreed to terminate the license agreement pursuant to which the Company had manufactured and marketed a women's apparel line under the Nautica brand name.

     In February 1999 the Company announced the introduction of two new brand names, Josephine Chaus Studio and Josephine Chaus Essentials, as part of an effort to better serve the lifestyle needs of women today. In addition, the Company announced the relaunch of its highly successful Chaus career sportswear and Chaus Sport casual sportswear businesses under the brand names Josephine Chaus Collection and Josephine Chaus Sport, respectively. The new lines began shipping in June 1999 to department stores for the Fall 1999 season.

PRODUCTS

     The Company markets its products as coordinated groups of jackets, skirts, pants, blouses, sweaters and related accessories principally under the following brand names that also include products for women and petites:

JOSEPHINE CHAUS COLLECTION (formerly Chaus) - a collection of better tailored career clothing that includes tailored suits, dresses, jackets, skirts and pants.

JOSEPHINE CHAUS STUDIO - a new line of better sportswear featuring contemporary styling and offering a more casual approach to traditional career dressing.

JOSEPHINE CHAUS ESSENTIALS - a new line of better sportswear separates, also designed with a contemporary approach. This new line includes jackets, skirts, pants, blouses and sweaters to be mixed and matched.

JOSEPHINE CHAUS SPORT (formerly Chaus Sport) - designed for more relaxed dressing. This line includes casual tops, sweaters, pants, skirts, shorts and other items for "true weekend" wear.

     The above products, while sold as separates, are coordinated by styles, color schemes and fabrics and are designed to be merchandised and worn together. The Company believes that the target consumers for its products are women aged 24 to 64.

     Women's apparel is generally divided into five price categories, namely (listed from lowest to highest) "mass merchandise", "moderate", "better", "bridge" and "designer". These categories are distinguished principally by differences in price and, as a general matter, by differences in quality. The Company has positioned its Chaus product line into the opening price points of the "better" category.

     During fiscal 1999, the suggested retail prices of the Company's Chaus products ranged between $24.00 and $280.00. The Company's jackets ranged in price between $120.00 and $280.00, its blouses and sweaters ranged in price between $40.00 and $140.00, its skirts and pants ranged in price between $28.00 and $120.00, and its knit tops and bottoms ranged in price between $24.00 and $120.00.

     The following table sets forth a breakdown by percentage of the Company's net sales by brand for fiscal 1997 through fiscal 1999:

                                             Fiscal Year Ended June 30,
                                           1999        1998        1997
                                           ----        ----        ----

Josephine Chaus Collection (1)              41%         39%         37%
Josephine Chaus Woman Collection (1)        14          12          11
Josephine Chaus Petite Collection (1)       13          10           6
Josephine Chaus Sport (1)                   27          29          30
Josephine Chaus Essentials (1)               0           0           0
Josephine Chaus Studio (1)                   2           0           0
Nautica                                      2           8          15
Other (2)                                    1           2           1
                                          -----       -----       -----
   Total                                   100%        100%        100%



(1) Josephine Chaus Collection and Josephine Chaus Sport were formerly Chaus Collection and Chaus Sport, respectively. The Josephine Chaus trade names began shipping in June 1999 to department stores for the Fall 1999 season.

(2)  Outlet stores offset by intercompany elimination

--------------

LICENSE AGREEMENT WITH NAUTICA

     In September 1995 the Company entered into a license agreement (the "Nautica License Agreement") with Nautica Apparel Inc. ("Nautica"), a leading name in men's apparel, pursuant to which the Company obtained an exclusive license to design, contract for the manufacture of and market a new women's apparel line under the Nautica brand name. Effective October 1998, the Company and Nautica agreed to terminate the Nautica License Agreement.

CUSTOMERS

     The Company's products are sold nationwide in an estimated 1,500 individual stores operated by approximately 100 department store chains, specialty retailers and other retail outlets. The Company does not have any long-term commitments or contracts with any of its customers.

     The Company extends credit to its customers based upon an evaluation of the customer's financial condition and credit history and generally does not require collateral. The Company has historically incurred minimal credit losses. At June 30, 1999 and 1998, approximately 87% of the Company's accounts receivable were due from department store customers owned by four single corporate entities. During fiscal 1999 and fiscal 1998, approximately 82% of the Company's net sales were made to department store customers owned by four single corporate entities, as compared to 63% in fiscal 1997. Sales to Dillard's Department Stores accounted for 40% of net sales in fiscal 1999, 43% in fiscal 1998 and 33% in fiscal 1997. Sales to the May Department Stores Company accounted for approximately 28% of the Company's net sales in fiscal 1999, 29% in fiscal 1998 and 16% in fiscal 1997. Sales to Federated Department Stores accounted for approximately 7% in fiscal 1999 and fiscal 1998, and 8% in fiscal 1997. Sales to TJX Companies, Inc. accounted for approximately 7% of net sales in fiscal 1999, 3% in fiscal 1998 and 6% in fiscal 1997. As a result of the Company's dependence on its major customers, such customers may have the ability to influence the Company's business decisions. The loss of or significant decrease in business from any of its major customers would have a material adverse effect on the Company's financial position and results of operations.

SALES AND MARKETING

     The Company's selling operation is highly centralized. Sales to the Company's department and specialty store customers are made primarily through the Company's New York City showrooms. As of June 30, 1999, the Company had an in-house sales force of 21, all of whom are located in the New York City showrooms. Senior management, principally Josephine Chaus, Chairwoman of the Board, Chief Executive Officer and principal stockholder of the Company actively participates in the planning of the Company's marketing and selling efforts. The Company does not employ independent sales representatives or operate regional sales offices, but it does participate in various regional merchandise marts. This sales structure enables management to control the Company's selling operation more effectively, to limit travel expenses, as well as to deal directly with, and be readily accessible to, major customers.

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

DESIGN

     The Company's products and certain of the fabrics from which they are made are designed by an in-house staff of fashion designers. The 17 person design staff, headed by Judith Leech, monitors current fashion trends and changes in consumer preferences. Ms. Chaus, who is instrumental in the design function, meets regularly with the design staff to create, develop and coordinate the seasonal collections. The Company believes that its design staff is well regarded for its distinctive styling and its ability to contemporize fashion classics. Emphasis is placed on the coordination of outfits and quality of fabrics to encourage the purchase of more than one garment.

MANUFACTURING AND DISTRIBUTION

     The Company does not own any manufacturing facilities; all of its products are manufactured in accordance with its design specifications and production schedules through arrangements with independent manufacturers. The Company believes that outsourcing its manufacturing maximizes its flexibility while avoiding significant capital expenditures, work-in-process buildup and the costs of a large workforce. A substantial amount (approximately 85%) of its product is manufactured by approximately 25 key independent suppliers located primarily in South Korea, Hong Kong, Taiwan, China, Indonesia and elsewhere in the Far East. Approximately 15% of the Company's products are manufactured in the

United States and the Caribbean Basin. No contractual obligations exist between the Company and its manufacturers except on an order-by-order basis. During fiscal 1999, the Company purchased approximately 54% of its finished goods from its ten largest manufacturers, including approximately 10% of its purchases from its largest manufacturer. Contracting with foreign manufacturers enables the Company to take advantage of prevailing lower labor rates and to use a skilled labor force to produce high quality products.

     Generally, each manufacturer agrees to produce finished garments on the basis of purchase orders from the Company, specifying the price and quantity of items to be produced and supported by a letter of credit naming the manufacturer as beneficiary to secure payment for the finished garments.

     The Company's technical production support staff, located in New York City, produces patterns, prepares production samples from the patterns for modification and approval by the Company's design staff, and marks and grades the patterns in anticipation of production. While the factories have the capability to perform these services, the Company believes that its personnel can best express its design concepts and efficiently supervise production to better ensure that a quality product is produced. Once production fabric is shipped to them, the manufacturers produce finished garments in accordance with the production samples and obtain necessary quota allocations and other requisite customs clearances. Branch offices of the Company's subsidiaries in Korea, Taiwan and Hong Kong monitor production at each manufacturing facility to control quality, compliance with the Company's specifications and timely delivery of finished garments, and arrange for the shipment of finished products to the Company's New Jersey distribution center. Almost all finished goods are shipped to the Company's New Jersey distribution center for final inspection, assembly into collections, allocation and shipment to customers.

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

     The Company uses a broad range of fabrics in the production of its clothing, consisting of synthetic fibers (including polyester and acrylic), natural fibers (including cotton and wool), and blends of natural and synthetic fibers. The Company does not have any formal, long-term arrangements with any fabric or other raw material supplier. During fiscal 1999, virtually all of the fabrics used in the Company's products manufactured in the Far East were ordered from the Company's five largest suppliers in the Far East, which are located in Japan, Taiwan, Hong Kong and Korea, and virtually all of the fabric used in the Company's products manufactured in the United States and the Caribbean Basin were ordered by three major suppliers from these regions. The Company selects the fabrics to be purchased, which are generally produced for it in accordance with its own specifications. To date, the Company has not experienced any significant difficulty in obtaining fabrics or other raw materials and considers its sources of supply to be adequate.

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

BACKLOG

     As of September 10, 1999 and 1998, the Company's order book reflected unfilled customer orders for approximately $62.0 and $63.0 million of merchandise, respectively. Order book data at any date are materially affected by the timing of the initial showing of collections to the trade, as well as by the timing of recording of orders and of shipments. The order book represents customer orders prior to discounts. The Company does not believe that cancellations, rejections or returns will materially reduce the amount of sales realized from such backlog.

TRADEMARKS

     CHAUS(Registered Trademark), CHAUS SPORT(Registered Trademark), CHAUS WOMAN(Registered Trademark) and MS. CHAUS(Registered Trademark) are registered trademarks of the Company in the United States for use on ladies' garments. These trademarks are renewable in the years 2004, 2008, 2002, 2004 and 2005, respectively. JOSEPHINE(Registered Trademark) is also a registered trademark of the Company in the United States, renewable in the year 2001, for use on ladies' blouses and sweaters. The Company has pending applications to register J. CHAUS and JOSEPHINE CHAUS for ladies garments. The Company considers its trademarks to be strong and highly recognized, and to have significant value in the marketing of its products. See "License Agreement with Nautica" for certain information concerning the Company's Nautica License Agreement.

     The Company has also registered its CHAUS(Registered Trademark), CHAUS SPORT(Registered Trademark), CHAUS WOMAN(Registered Trademark), JOSEPHINE CHAUS(Registered Trademark) and JOSEPHINE(Registered Trademark) marks for women's apparel in certain foreign countries and has legal trademark rights in certain foreign countries for selected women's accessories including handbags, small leather goods and footwear. The Company has pending applications to register CHAUS and JOSEPHINE CHAUS in the European Economic Community covering clothing, accessories and cosmetics.

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

EMPLOYEES

     At June 30, 1999, the Company employed 306 employees as compared with 334 employees at June 30, 1998. This total includes 64 in managerial and administrative positions, approximately 91 in design, production and production administration, 27 in marketing, merchandising and sales and 69 in distribution. Of the Company's total employees, 55 were located in the Far East. The Company is a party to a collective bargaining agreement with the Amalgamated Workers Union, Local 88, covering 94 full-time employees. This agreement, which has been recently renegotiated, expires August 31, 2003.

     The Company considers its relations with its employees to be satisfactory and has not experienced any business interruptions as a result of labor disagreements with its employees.

EXECUTIVE OFFICERS

The executive officers of the Company are:

NAME               AGE     POSITION
Josephine Chaus    48      Chairwoman of the Board and Chief Executive Officer
Stuart S. Levy     57      Chief Financial Officer and Secretary

Executive officers serve at the discretion of the Board of Directors.

     Josephine Chaus has been an employee of the Company in various capacities since its inception. She has been a director of the Company since 1977, President from 1980 through February 1993, Chief Executive Officer from July 1991 through September 1994 and again since December 1998, Chairwoman of the Board since 1991 and member of the Office of the Chairman since September 1994.

     Stuart S. Levy joined the Company as Chief Financial Officer on September 8, 1998. He was Vice President, Finance and the Chief Financial Officer of Donnkenny, Inc., a publicly held company engaged in the manufacturing and importing of women's apparel, from 1996 to 1998. From January 1993 to July 1996, Mr. Levy was Vice President, Finance and Chief Financial Officer of Xpedite Systems, Inc., a publicly-held provider of enhanced fax services. From August 1996 through October 1996, Mr. Levy provided services to Xpedite Systems, Inc., in connection with the completion and integration of international acquisitions.

     On December 21, 1998, the Company announced the termination of Andrew Grossman, the Company's President and Chief Executive Officer. Effective as of such date, Ms. Chaus re-assumed the position of Chief Executive Officer of the Company.

ITEM 2. PROPERTIES.

     The Company's principal executive offices are located at 1410 Broadway in New York City, where the Company leases approximately 23,000 square feet. These facilities also house the Company's showrooms and its sales, design, production and merchandising staffs. This space is occupied under a lease expiring in April 2000. Net base rental expense aggregated approximately $0.8 million in fiscal 1999 and $0.7 million in fiscal 1998 and 1997. The Company is in the process of relocating its executive offices, showrooms, and sales, design, production and merchandising staffs to a new location at 530 Seventh Avenue under a lease beginning June 1, 1999. Improvements are currently being made to the new space and the Company expects to occupy the new space by the end of 1999. The lease for this facility expires May 2009.

     The Company also leases approximately 19,000 square feet of space at 520 Eighth Avenue in New York City, which houses its technical production support facilities (including its sample and pattern makers). Net base rental expense for this space aggregated approximately $0.2 million in each of fiscal 1999, 1998 and 1997. The lease for this facility expires in January 2000.

     The Company's distribution centers are located in Secaucus, New Jersey where the Company leases approximately 275,000 square feet. This facility also houses the Company's administrative and finance personnel, its computer operations, and one retail outlet store. This space is occupied under a lease expiring June 30, 2004. Base rental expense for the Secaucus facilities aggregated approximately $1.1 million in fiscal 1999 and 1998, and $1.3 million in fiscal 1997.

     Office locations are also leased in Hong Kong, Korea and Taiwan, with annual aggregate rental expense of approximately $0.1 million for fiscal 1999, $0.2 million for fiscal 1998 and $0.3 million for fiscal 1997.

     In prior years the Company leased space for its outlet stores operation, with the average store utilizing approximately 3,000 square feet in fiscal 1997. The Company closed all of its retail outlet stores (other than the retail outlet store located at the Company's Secaucus facility, the space for which is leased by the Company as part of its warehouse lease) during fiscal 1998. The annual aggregate base rental expense for the outlet stores was approximately $0.7 million for fiscal 1998 and $1.7 million for fiscal 1997.

ITEM 3. LEGAL PROCEEDINGS.

     Without admitting any liability, the Company settled an action in July 1998 brought by the Equal Employment Opportunity Commission on behalf of three former patternmakers, each of whom was terminated by the Company in late 1995. The amount of the settlement was not material and was provided for in selling, general and administrative expenses in the fiscal 1997 financial statements.

     By Demand for Arbitration filed on June 9, 1999, the former chief executive officer of the Company, Andrew Grossman, commenced an arbitration before the American Arbitration Association in New York alleging breach of his employment contract. Specifically, Mr. Grossman seeks severance and non-competition payments for the period April 1, 1999 through September 1, 2000, and his costs, in an amount allegedly in excess of $1,000,000. The Company has served an answer dated July 2, 1999 that denies Mr. Grossman's claims on the grounds that (i) he is not entitled to any further severance and non-competition payments, because, among other things, he is now chief operating officer of another women's apparel company; and (ii) even if any such severance and non-competition payments were due, they are subject to set-off by Mr. Grossman's post-severance salary and bonuses, pursuant to his employment agreement with Giorgio Armani. The parties have each appointed an arbitrator and are in the process of selecting a third and neutral arbitrator. The Company believes that its defenses are meritorious and intends to vigorously defend this action.

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

                                                                HIGH      LOW
                                                                ----      ---
    Fiscal 1998
                 First Quarter...........................     $21.250    $8.125
                 Second Quarter..........................      11.250     6.250
                 Third Quarter...........................       5.250     1.625
                 Fourth Quarter..........................       5.750     3.348

    FISCAL 1999
                 First Quarter...........................      $3.875    $2.625
                 Second Quarter..........................       4.125     2.188
                 Third Quarter...........................       2.625     1.688
                 Fourth Quarter..........................       3.313     1.875

All share and per share data reflect the 1 for 10 reverse stock split, which was effected December 9, 1997.

As of September 7, 1999, the Company had approximately 432 stockholders of record.

     The Company has not declared or paid cash dividends or made other distributions on its Common Stock since prior to its 1986 initial public offering. The payment of dividends, if any, in the future is within the discretion of the Board of Directors and will depend on the Company's earnings, its capital requirements and financial condition. It is the present intention of the Board of Directors to retain all earnings, if any, for use in the Company's business operations and, accordingly, the Board of Directors does not expect to declare or pay any dividends in the foreseeable future. In addition, the New Financing Agreement prohibits the Company from declaring dividends or making other distributions on its capital stock, subject to certain exceptions. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Financial Condition, Liquidity and Capital Resources."

ITEM 6. SELECTED FINANCIAL DATA.

     The following financial information is qualified by reference to, and should be read in conjunction with, the Financial Statements of the Company and the notes thereto, as well as Management's Discussion and Analysis of Financial Condition and Results of Operations contained elsewhere herein.

STATEMENT OF OPERATIONS DATA:

                                                                            FISCAL YEAR ENDED JUNE 30,
                                                ----------------------------------------------------------------------------------
                                                   1999            1998             1997               1996              1995
                                                   ----            ----             ----               ----              ----
                                                                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net sales                                       $  187,875      $  191,546      $    160,100         $  170,575       $  181,697
Cost of goods sold                                 137,958         142,175           125,422(4)         147,994          149,097
                                                -----------     -----------     --------------     -------------    --------------
Gross profit                                        49,917          49,371            34,678             22,581           32,600
Selling, general and administrative expenses        36,512          38,462            40,924             40,162           44,794
Restructuring expenses                                  --              --             2,250(3)              --            1,200(1)
Unusual expenses                                        --              --                --                 --            8,333(2)
Interest expense, net                                2,360           6,353             7,917              6,504            5,885
                                                -----------     -----------     --------------     -------------    --------------
Income (loss) before income tax provision       $   11,045           4,556           (16,413)           (24,085)         (27,612)
Income tax provision                                   200             245                50                301              301
                                                -----------     -----------     --------------     -------------    --------------
Net income (loss)                               $   10,845      $    4,311      $    (16,463)        $  (24,386)      $  (27,913)
                                                ===========     ===========     ==============     =============    ==============
Basic earnings (loss) per share (5)             $     0.40      $     0.28      $      (2.46)        $    (3.91)      $    (5.17)
                                                ===========     ===========     ==============     =============    ==============
Diluted earnings (loss) per share (6)           $     0.40      $     0.28      $      (2.46)        $    (3.91)      $    (5.17)
                                                ===========     ===========     ==============     =============    ==============
Weighted average number of common shares
outstanding - basic (7)                             27,116          15,296             6,687              6,239            5,399
                                                ===========     ===========     ==============     =============    ==============
Weighted average number of common and common
equivalent shares outstanding - diluted (7)         27,191          15,296             6,687              6,239            5,399
                                                ===========     ===========     ==============     =============    ==============

BALANCE SHEET DATA

                                                                                    AS OF JUNE 30,
                                                  ----------------------------------------------------------------------------------
                                                     1999            1998             1997               1996              1995
                                                     ----            ----             ----               ----              ----
Working capital (deficiency)                      $ 29,330        $ 18,679        $ (32,729)         $  (19,483)      $  (13,914)
Total assets                                        53,484          39,012           34,138              32,742           28,660
Short-term  debt,  including  current portion of
 long-term debt                                      1,000           1,000           37,756              26,077           18,698
Long-term debt                                      12,500          13,500           26,374              23,588           21,066
Stockholders' equity (deficiency)                   17,860           7,015          (57,060)            (40,610)         (32,379)

(1)  Includes, in fiscal 1995, $1.2 million of employee severance.

(2) Includes, in fiscal 1995, $7.8 million primarily relating to the costs associated with the signing of the Company's Chief Executive Officer and $0.5 million related to certain legal matters

(3) The Company recorded a $2.3 million restructuring charge in the fourth quarter of fiscal 1997 for costs to be incurred in connection with the Restructuring, which was announced in June 1997. The costs incurred relate to the closing of the Company's outlet stores (such as professional fees, lease termination expenses, and write-off of fixed assets), in addition to professional fees and other expenses associated with the implementation of the Company's restructuring program which was completed on January 29, 1998. Refer to Note 7 to the Consolidated Financial Statements.

(4) Includes $1.1 million for liquidation of inventory as a result of closing the Company's outlet stores.


(5) Computed by dividing the applicable net income by the weighted average number of shares of common stock outstanding during the years.

(6) Computed by dividing the applicable net income by the weighted average number of common shares outstanding and common stock equivalents outstanding during the years.

(7) All share data reflects the 1 for 10 reverse stock split which was effected December 9, 1997 and reflects the retroactive adjustment for the bonus element of the Rights Offering, which was consummated on January 26, 1998.

ITEM 7.  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

         AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

     The following table sets forth, for the years indicated, certain items expressed as a percentage of net sales.


                                                              Fiscal Year Ended June 30,
                                                       --------------------------------------
                                                        1999            1998            1997
                                                        ----            ----            ----
Net Sales                                              100.0%          100.0%          100.0%
Gross profit                                            26.6            25.8            21.7
Selling, general and administrative expenses            19.4            20.0            25.6

Restructuring expenses                                   --              --              1.4
Interest expense                                         1.3             3.3             5.0
Net income (loss)                                        5.8             2.3           (10.3)

Fiscal 1999 Compared to Fiscal 1998

     In fiscal 1999, net sales decreased by $3.7 million, or 1.9%, compared to the prior year. The decrease in net sales was primarily due to a decrease in sales of the Company's retail outlet stores ($10.7 million) resulting from the closing of all but one of the Company's retail outlet stores in January 1998 and a decrease in sales associated with the Company's Nautica licensed product line ($10.8 million) which was terminated in October 1998. These decreases were offset in large part by increased sales of the Company's Chaus product lines through department store channels, which increased $17.8 million as a result of an increase in units shipped. Average selling prices of the Chaus product lines decreased in the fiscal year as compared to last fiscal year, primarily as a result of lower product costs. These lower product costs were reflected in lower average selling prices while maintaining the Chaus product lines' gross profit margins.

     Gross profit as a percentage of net sales was 26.6% as compared to 25.8% in the prior year. This increase was primarily due to the elimination of the Company's retail outlet stores in January 1998 and the termination of the Nautica License Agreement in October 1998, both of which carried lower gross profit margins than sales of the Company's Chaus product lines sold through department store channels and, to a lesser extent, improved gross profit margin for the Chaus product lines.

     Selling, general and administrative expenses ("SG&A") decreased by $2.0 million compared to the prior year. This decrease was primarily due to the termination of the Nautica licensed product line during the second quarter of fiscal 1999 ($3.2 million) and the closing of all but one of the Company's retail outlet stores in January 1998 ($2.7 million). These decreases were partially offset by an increase in operating expenses ($3.9 million) primarily related to the increase in sales of the Company's Chaus product lines sold through department store channels and expenses incurred in support of sales growth planned for fiscal year 2000. SG&A expenses as a percentage of net sales decreased from 20.0% in fiscal 1998 to 19.4% in fiscal 1999. This decrease was primarily due to the elimination of the Company's retail outlet stores which carried a higher SG&A expense as a percentage of net sales.

     In connection with the termination of employment of the Company's former Chief Executive Officer, Andrew Grossman, the Company became obligated to pay up to $1.66 million over a period of 20 months in consideration of Mr. Grossman's agreement not to compete for twelve months. Such amounts are charged to expense ratably over the twelve-month non-competition period. In addition, the Company became obligated to make bonus payments in an amount equal to 2 1/2% of net profits for fiscal years 1999 and 2000, and the pro rated portion of fiscal year 2001 (i.e. 1/6 of such year). Such bonus payments are being expensed over the respective fiscal years. The Company continued such payments until April 1999 when Mr. Grossman commenced employment with another company. The Company is currently involved in an arbitration proceeding with Mr. Grossman in connection with a dispute as to the amount, if any, of the remaining payments due to Mr. Grossman. The Company is seeking a determination in such proceedings that Mr. Grossman is not entitled to any further payments by reason of his having taken a position with another women's apparel company and that, even if payments are due, they are subject to offset by an amount equal to his post-severance salary and bonus. See "Item 3. Legal Proceedings".

     Interest expense decreased by $4.0 million as compared to the prior year as a result of the conversion of subordinated debt to equity in connection with the Company's Restructuring which was completed on January 29, 1998. To a lesser extent, decreases in bank borrowings and lower interest rates on bank borrowings also contributed to the decrease in interest expense.


     Net income increased $6.5 million for fiscal 1999, up 152% over the prior year. This includes a net loss of $2.9 million, or $0.11 per diluted share, associated with the licensed Nautica business which was discontinued in the second quarter of fiscal 1999.

Fiscal 1998 Compared to Fiscal 1997

     In fiscal 1998, net sales increased by $31.4 million, or 19.6%, compared to the prior year. The increase in net sales was primarily due to increased sales at regular and incentive prices of the Company's Chaus product lines partially offset by a decrease in sales associated with the Company's Nautica licensed product line and lower retail store sales. Retail store sales decreased as a result of the liquidation of the Company's retail outlet stores during the second quarter of fiscal 1998. In fiscal 1998, exclusive of sales associated with the retail outlet stores, units shipped increased by 11.6% with a 14.3% increase in average selling prices from the prior year. The increase in average selling prices resulted from the Company's ability to increase its selling price per unit and decrease its sales to off-price customers.

     Gross profit as a percentage of net sales was 25.8% as compared to 21.7% in the previous year. The increase in gross profit as a percentage of net sales was primarily due to improved gross margins on the Company's Chaus product lines, partially offset by a decrease in gross margins associated with the Company's Nautica licensed product line.

     SG&A expenses decreased by $2.5 million compared to the prior year. Approximately $2.2 million of this decrease was attributable to the closing of the Company's retail outlet stores in January 1998. SG&A expenses as a percent of net sales decreased from 25.6% in fiscal 1997 to 20.0% in fiscal 1998. The decrease in SG&A expenses as a percent of net sales was primarily the result of the Company's ability to keep its expenses, exclusive of the retail operations, relatively constant as its net sales, exclusive of the retail operations, increased.

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

     Interest expense decreased by $1.6 million as compared to the prior year as a result of the conversion of subordinated debt to equity in connection with the Company's Restructuring which was completed on January 29, 1998.

     Net income was $4.3 million as compared to a loss of $16.5 million in the prior year. The increase in net income of $20.8 million is due to the improvements in operations as discussed above.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

General

     Net cash provided by operating activities was $5.6 million for fiscal 1999 as compared to net cash used in operating activities of $5.8 million for fiscal 1998 and $11.0 million in fiscal 1997. Net cash provided by operating activities for fiscal 1999 resulted primarily from net income of $10.8 million, increases in accounts payable of $4.5 million, partially offset by an increase in accounts receivable of $9.6 million.

     Historically, the Company has not required major capital expenditures. In fiscal 1999 and 1998, purchases of fixed assets were $0.2 and $0.3 million, respectively, consisting primarily of purchases of computer hardware and software systems. In fiscal 1999 and 1998, the Company incurred expenditures of $0.1 million and $0.4 million, respectively, for "in store" fixtures and signs purchased in connection with the Company's Nautica licensed product line. In fiscal 2000, the Company anticipates capital expenditures of approximately $3.5 million consisting primarily of leasehold improvements and furniture and fixture expenditures for the new 530 Seventh Avenue facility, computer hardware and software for the Company's New Jersey warehouse facility and expenditures related to PC hardware and software upgrades.

Financing Agreement

     The Company and BNY Financial Corporation ("BNYF"), a wholly owned subsidiary of General Motors Acceptance Corp. ("GMAC") entered into a financing agreement in July 1991, which was amended and restated on several occasions. See
Note 6 to Consolidated Financial Statements.

     On October 10, 1997, the Company and BNYF entered into a new revolving credit facility (the "New Revolving Facility") and a new term loan facility (the "New Term Loan" and, together with the new revolving Facility, the "New Financing Agreement"). The New Financing Agreement consisted of two facilities:
(i) the New Revolving Facility which was a $66.0 million five-year revolving credit line with a $20.0 million sublimit for letters of credit, and (ii) the New Term Loan which was a $15.0 million term loan facility. On June 3, 1998, the Company and BNYF amended the New Revolving Facility to provide for a $45.5 million five-year revolving credit line with $34.0 million sublimit for letters of credit and amended the New Term Loan to provide for a $14.5 million term loan facility. Each facility matures on December 31, 2002. See Note 6 to Consolidated Financial Statements. At June 30, 1999, the Company had availability of approximately $8.8 million (inclusive of overadvance availability) under the New Financing Agreement.

     The New Financing Agreement contains financial covenants requiring, among other things, the maintenance of minimum levels of tangible net worth, working capital and minimum permitted profit (maximum permitted loss). The New Financing Agreement also contains certain restrictive covenants which, among other things, limits the Company's ability to incur additional indebtedness or liens and to pay dividends.

Future Financing Requirements

     At June 30, 1999, the Company had working capital of $29.3 million. The Company's business plan requires the availability of sufficient cash flow and borrowing capacity to finance its product lines. The Company expects to satisfy such requirements through cash flow from operations and borrowings under the New Financing Agreement. The Company believes that it has adequate resources to meet its needs for the foreseeable future.

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

NEW ACCOUNTING PRONOUNCEMENTS

     During fiscal 1999, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income. SFAS 130 establishes standards for reporting comprehensive income and its components in a full set of general-purpose financial statements. This Statement requires that an enterprise
(a) classify items of other comprehensive income by their nature in a financial statement, and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. Currently, the Company has no items of other comprehensive income.

     The Company adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information during the year ending June 30, 1999. The Statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. This Statement supersedes Financial Accounting Standards Board ("FASB") Statement No. 14 Financial Reporting for Segments of a Business Enterprise, but retains the requirement to report information about major customers. In accordance with SFAS No. 131, the Company currently operates in one business segment.

     In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The statement establishes accounting and reporting standards requiring that derivative instruments (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at fair value. The statement requires that changes in a derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement and requires that a company formally document, designate and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999; however, it may be adopted earlier. It cannot be applied retroactively to financial statements of prior periods. The Company currently has no derivative financial instruments.

YEAR 2000 COMPLIANCE

     The Company has prepared a plan to become Year 2000 compliant. Pursuant to the Company's Year 2000 Plan, major segments (approximately 95%) of the Company's information technology ("IT") and non-IT systems have been upgraded and tested for Year 2000 compliance. With the exception of the telephone switches, the Company anticipates that the remaining IT and non-IT systems will be upgraded and tested to be Year 2000 compliant by October 15, 1999. The Company has a contingency plan in place applicable to the telephone switches to limit the effect of any Year 2000 issues. The telephone switches are planned to be replaced with a Year 2000 compliant system in December 1999 in conjunction with the Company's relocation to its new facility at 530 Seventh Avenue. Given that the Company expects to be Year 2000 compliant on all other systems by October 15, 1999, the Company has not prepared a contingency plan for the other systems and does not currently believe that a contingency plan is necessary. The total costs of these system upgrades are projected to approximate $0.5 million. As of June 30, 1999, the Company has incurred approximately $0.2 million of these costs. The remaining costs will be funded out of existing cash flows from operations.

     In some cases, the Company's computer systems are linked to its major customers. The Company has had correspondence with its customers regarding Year 2000 compliance. Although certain customers have not responded, the Company's major customers have advised the Company that they generally comply with VICS (Voluntary Interindustry Commerce Standards) standards. VICS establishes standards that simplify the flow of product and information in the general merchandise retail industry for retailers and suppliers alike. The Company is compliant with VICS Year 2000 Electronic Data Interchange standards and has completed testing with its major customers. The Company has virtually no computer interfaces with its vendors; however, it does not know the extent to which its vendors or its customers would be impaired by their own Year 2000 issues and the impact of such impairment on the Company. The costs of assessing compliance have been minimal. Although the Company believes it is adequately addressing its Year 2000 issues, the failure to correct a material Year 2000 problem or the failure of a customer or vendor to achieve compliance could result in an interruption in, or a failure of, certain normal business activities or operations. Such failure could materially adversely affect the Company's results of operations, liquidity and financial condition.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Not applicable.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The financial statements are included herein commencing on page F-1.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

PART III
ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Information with respect to the executive officers of the Company is set forth in Part I of this Annual Report on Form 10-K.

     Description

     Information with respect to the directors of the Company is incorporated by reference to the information to be set forth under the heading "Election of Directors" in the Company's definitive proxy statement relating to its 1999 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A (the "Company's 1999 Proxy Statement").

ITEM 11. EXECUTIVE COMPENSATION.

     Information called for by Item 11 is incorporated by reference to the information to be set forth under the heading "Executive Compensation" in the Company's 1999 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Information called for by Item 12 is incorporated by reference to the information to be set forth under the heading "Security Ownership of Certain Beneficial Owners and Management" in the Company's 1999 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Information called for by Item 13 is incorporated by reference to the information to be set forth under the headings "Executive Compensation" and "Certain Transactions" in the Company's 1999 Proxy Statement.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a) Financial Statements and Financial Statement Schedule: See List of Financial Statements and Financial Statement Schedule on page F-1.

     (b) The Company did not file a Form 8-K during the last quarter of its fiscal year ended June 30, 1999.


3.1 Restated Certificate of Incorporation (the "Restated Certificate") of the Company incorporated by reference to Exhibit 3.1 of the Company's Registration Statement on Form S-1, Registration No. 33-5954 (the "1986 Registration Statement").

3.2 Amendment dated November 18, 1987 to the Restated Certificate incorporated by reference to Exhibit 3.11 of the Company's Registration Statement on Form S-2, Registration No. 33-63317 (the "1995 Registration Statement").

3.3 Amendment dated November 15, 1995 to the Restated Certificate (incorporated by reference to Exhibit 3.12 of Amendment No. 1 to the 1995 Registration Statement).

        Description

3.4 Amendment dated December 9, 1998 to the Restated Certificate (incorporated by reference to Exhibit 3.13 of the Company's Form 10-K for the year ended June 30, 1998 (the "1998 Form 10-K").

3.5     By-Laws of the Company, as amended (incorporated by reference to exhibit
        3.1 of the Company's Form 10-Q for the quarter ended December 31, 1987).

3.6 Amendment dated September 13, 1994 to the By-Laws (incorporated by reference to Exhibit 10.105 of the Company's Form 10-Q for the quarter ended September 30, 1994).

10.9 Agreement dated December 3, 1990 among the Company, Bernard Chaus, Josephine Chaus and National Union Fire Insurance Company of Pittsburgh, PA, the Company's directors and officers liability carrier (incorporated by reference to Exhibit 10.31 of the Company's Form 10-Q for the quarter ended December 31, 1990)

+10.10 Employment Agreement, dated July 1, 1991, between the Company and Josephine Chaus (incorporated by reference to Exhibit 10.39 of the Company's Form 10-K for the year ended June 30, 1991).

+10.11 Employment Agreement, dated September 1, 1994, between the Company and Andrew Grossman (incorporated by reference to Exhibit 10.90 of the Company's Form 10-K for the year ended June 30, 1994).

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

        Description

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

+10.76 Letter Agreement between the Company and Andrew Grossman dated as of January 1, 1998 (incorporated by reference to Exhibit 10.76 of the Company's 1998 Form 10-K).


+10.77 1998 Stock Option Plan, including form of related stock option agreement (incorporated by reference to Exhibit 10.77 of the Company's 1998 Form 10-K).


10.78 Amendment No. 1 dated June 3, 1998 to the Second Restated and Amended Financing Agreement (incorporated by reference to Exhibit 10.78 of the Company's 1998 Form 10-K).


+10.79 Letter Agreement between the Company and Stuart S. Levy dated as of July 22, 1998 (incorporated by reference to Exhibit 10.79 of the Company's 1998 Form 10-K).


+*10.80 Letter Agreement between the Company and Stuart S. Levy dated February
        23, 1999.

*10.81 Collective Bargaining Agreement between the Company and Amalgamated Workers Union, Local 88 effective as of September 1, 1999.

*10.82 Lease between the Company and Adler Realty Company, dated June 1, 1999 with respect to the Company's executive offices and showroom at 530 Seventh Avenue, New York City.

21 List of Subsidiaries of the Company (incorporated by reference to Exhibit 21 of the Company's 1998 10-K).

*23     Consent of Deloitte & Touche LLP dated September 24, 1999.

*27     Financial Data Schedule.



+ Management agreement or compensatory plan or arrangement required to be filed as an exhibit.
* Filed herewith.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on September 21, 1999.

                                               BERNARD CHAUS, INC.


                                               By:   /s/  Josephine Chaus
                                                     --------------------
                                                     Josephine Chaus
                                                     Chairwoman of the Board and
                                                     Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

SIGNATURE                         TITLE                                               DATE
---------                         -----                                               ----

/s/ Josephine Chaus               Chairwoman of the Board and                         September 21, 1999
-----------------------------     Chief Executive Officer
Josephine Chaus

/s/ Stuart S. Levy                Chief Financial Officer and Secretary               September 21, 1999
-----------------------------     (Principal Financial and Accounting Officer)
Stuart S. Levy

/s/ Philip G. Barach              Director                                            September 21, 1999
-----------------------------
Philip G. Barach

/s/ Nicholas DiPaolo              Director                                            September 21, 1999
-----------------------------
Nicholas DiPaolo

/s/ Terri Kabachnick              Director                                            September 21, 1999
-----------------------------
Terri Kabachnick

/s/ S. Lee Kling                  Director                                            September 21, 1999
-----------------------------
S. Lee Kling

/s/ Harvey M. Krueger             Director                                            September 21, 1999
-----------------------------
Harvey M. Krueger

                      BERNARD CHAUS, INC. AND SUBSIDIARIES

         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

The following consolidated financial statements of Bernard Chaus, Inc. and subsidiaries are included in Item 8:


Report of Independent Auditors..........................................................F-2
Consolidated Balance Sheets -- June 30, 1999 and 1998 ..................................F-3
Consolidated Statements of Operations -- Years Ended June 30, 1999, 1998 and 1997.......F-4

Consolidated Statements of Stockholders' Equity (Deficiency) --
  Years Ended June 30,  1999, 1998 and 1997.............................................F-5
Consolidated Statements of Cash Flows -- Years Ended June 30, 1999, 1998 and 1997.......F-6
Notes to Consolidated Financial Statements..............................................F-7


The following consolidated financial statement schedule of Bernard Chaus, Inc.
and subsidiaries is included in Item 14(a)(2):

  Schedule II -- Valuation and Qualifying Accounts......................................S-1


     The other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

                         REPORT OF INDEPENDENT AUDITORS


To the Board of Directors and Stockholders of Bernard Chaus, Inc.
New York, New York




We have audited the accompanying consolidated balance sheets of Bernard Chaus, Inc. and subsidiaries as of June 30, 1999 and June 30, 1998 and the related consolidated statements of operations, stockholders' equity/(deficiency), and cash flows for each of the three years in the period ended June 30, 1999. Our audits also included the financial statement schedule listed in the Index at item 14(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Bernard Chaus, Inc. and subsidiaries at June 30, 1999 and June 30, 1998, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1999 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/ Deloitte & Touche LLP

New York, New York
August 30, 1999

                      BERNARD CHAUS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                     (In thousands, except number of shares)

                                                                                           June 30,             June 30,
                                                                                             1999                 1998
                                                                                       ----------------     ----------------
ASSETS
Current Assets
  Cash and cash equivalents                                                            $        6,208      $         2,039
  Accounts receivable                                                                          26,756               17,289
  Inventories                                                                                  18,806               17,486
  Prepaid expenses                                                                                684                  362
                                                                                       ----------------     ----------------
     Total current assets                                                                      52,454               37,176
Fixed assets - net                                                                                760                  960
Other assets                                                                                      270                  876
                                                                                       ----------------     ----------------
                                                                                       $       53,484       $       39,012
                                                                                       ================     ================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts payable                                                                     $       17,499       $       13,005
  Accrued expenses                                                                              4,625                4,492
  Term loan - current                                                                           1,000                1,000
                                                                                       ----------------     ----------------
     Total current liabilities                                                                 23,124               18,497
Term loan                                                                                      12,500               13,500
                                                                                       ----------------     ----------------
                                                                                               35,624               31,997

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value, authorized shares - 1,000,000;
  outstanding shares - none
Common stock, $.01 par value, authorized shares - 50,000,000;                                     272                  272
  issued shares - 27,178,177 at June 30, 1999 and 1998
Additional paid-in capital                                                                    125,224              125,224
Deficit                                                                                      (106,156)            (117,001)
Less:  Treasury stock at cost - 62,270 shares at June 30, 1999 and 1998                        (1,480)              (1,480)
                                                                                       ----------------     ----------------
     Total stockholders' equity                                                                17,860                7,015
                                                                                       ----------------     ----------------
                                                                                       $       53,484       $       39,012
                                                                                       ================     ================

           See accompanying notes to consolidated financial statements

                      BERNARD CHAUS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
          (In thousands, except number of shares and per share amounts)

                                                           Fiscal Year Ended June 30,
                                                  ----------------------------------------

                                                      1999          1998           1997
                                                  -----------   -----------    -----------
Net sales                                         $   187,875   $   191,546    $   160,100
Cost of goods sold                                    137,958       142,175        125,422
                                                  -----------   -----------    -----------
Gross profit                                           49,917        49,371         34,678
Selling, general and administrative expenses           36,512        38,462         40,924
Restructuring expenses                                   --            --            2,250
                                                  -----------   -----------    -----------
                                                       13,405        10,909         (8,496)

Interest expense, net                                   2,360         6,353          7,917
                                                  -----------   -----------    -----------

Income (loss) before provision for income taxes        11,045         4,556        (16,413)
Provision for income taxes                                200           245             50
                                                  -----------   -----------    -----------

Net income (loss)                                 $    10,845   $     4,311    $   (16,463)
                                                  ===========   ===========    ===========

Basic earnings (loss) per share                   $      0.40   $      0.28    $     (2.46)
                                                  ===========   ===========    ===========

Diluted earnings (loss) per share                 $      0.40   $      0.28    $     (2.46)
                                                  ===========   ===========    ===========
Weighted average number of common shares
    outstanding - basic
                                                   27,116,000    15,296,000      6,687,000
                                                  ===========   ===========    ===========
Weighted average number of common and common
    equivalent shares outstanding - diluted        27,191,000    15,296,000      6,687,000
                                                  ===========   ===========    ===========


           See accompanying notes to consolidated financial statements

                                                BERNARD CHAUS, INC. AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY/(DEFICIENCY)
                                              (In thousands, except number of shares)

                                      Common Stock                                                Treasury Stock
                             ---------------------------                                ---------------------------
                                                            Additional
                               Number Of                     Paid-in                       Number
                                Shares          Amount       Capital         Deficit     of Shares        Amount          Total
                             ------------   ------------   ------------  ------------   ------------   ------------   ------------
Balance at July 1, 1996        26,893,724   $        269   $     65,450  $   (104,849)       622,700   $     (1,480)  $    (40,610)
Net loss                                                                      (16,463)                                     (16,463)
Exercise of stock options           6,250           --               13                                                         13
                             ------------   ------------   ------------  ------------   ------------   ------------   ------------

Balance at June 30, 1997       26,899,974            269         65,463      (121,312)       622,700         (1,480)       (57,060)
Net income                                                                      4,311                                        4,311
Exchange of notes for
  common  stock                10,510,910            105         40,520          --             --             --           40,625
Net proceeds from  issuance
 of common stock               13,977,270            140         18,861          --             --             --           19,001
Issuance of warrants                 --             --              138          --             --             --              138
Reverse stock split           (24,209,977)          (242)           242          --         (560,430)          --             --
                             ------------   ------------   ------------  ------------   ------------   ------------   ------------
Balance at July 1, 1998        27,178,177            272        125,224      (117,001)        62,270         (1,480)         7,015
Net income                                                                     10,845                                       10,845
                             ------------   ------------   ------------  ------------   ------------   ------------   ------------
Balance at June 30, 1999       27,178,177   $        272   $    125,224  $   (106,156)        62,270   $     (1,480)  $     17,860
                             ============   ============   ============  ============   ============   ============   ============

                                   See accompanying notes to consolidated financial statements

                      BERNARD CHAUS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                          Year Ended June 30,
                                                                 ---------------------------------------

                                                                    1999           1998           1997
                                                                 ---------      ---------      ---------
OPERATING ACTIVITIES
Net income (loss)                                                $  10,845      $   4,311      $ (16,463)
Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities:
      Depreciation and amortization                                  1,280            630            865
      Provision for losses (recovery) on accounts receivable           138            (65)           (20)
      Deferred interest on subordinated promissory notes              --            1,751          2,786
      Non-cash interest expense                                         30             27           --
Changes in operating assets and liabilities:
      Accounts receivable                                           (9,605)        (9,773)           564
      Inventories                                                   (1,320)         6,260         (2,490)
      Prepaid expenses and other assets                               (435)           432            372
      Accounts payable                                               4,494         (6,820)         2,390
      Accrued expenses                                                 133           (901)          (663)
      Accrued restructuring expenses                                  --           (1,619)         1,654
                                                                 ---------      ---------      ---------
Net Cash Provided By (Used In) Operating Activities                  5,560         (5,767)       (11,005)
                                                                 ---------      ---------      ---------

INVESTING ACTIVITIES
      Purchases of fixed assets                                       (247)          (348)          (186)
      Purchases of other assets                                       (144)          (421)          (418)
                                                                 ---------      ---------      ---------
Net Cash Used In Investing Activities                                 (391)          (769)          (604)
                                                                 ---------      ---------      ---------

FINANCING ACTIVITIES
      Net proceeds (payments) on short-term bank borrowings           --          (25,256)        11,679
      Net proceeds  from issuance of term loan                        --           15,000           --
      Principal payments on term loan                               (1,000)          (500)          --
      Net proceeds from issuance of stock                             --           19,001           --
      Net proceeds from exercise of options                           --             --               13
                                                                 ---------      ---------      ---------
Net Cash (Used In) Provided By Financing Activities                 (1,000)         8,245         11,692
                                                                 ---------      ---------      ---------
Increase in Cash and Cash Equivalents                                4,169          1,709             83
Cash and Cash Equivalents, Beginning of Year                         2,039            330            247
                                                                 ---------      ---------      ---------
Cash and Cash Equivalents, End of Year                           $   6,208      $   2,039      $     330
                                                                 =========      =========      =========


Cash paid for:
      Taxes                                                      $     336      $       8      $      13
      Interest                                                   $   2,167      $   4,670      $   4,822

Supplemental schedule of non-cash financing activities:
      Bank debt assumed by principal stockholder and converted
           to subordinated  promissory notes                          --        $  12,500           --
      Exchange of subordinated promissory notes for common stock      --        $  40,625           --
      Issuance of warrants related to new financing agreement         --        $     138           --


           See accompanying notes to consolidated financial statements

                      BERNARD CHAUS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  BUSINESS

     Bernard Chaus, Inc. (the "Company" or "Chaus") designs, arranges for the manufacture of and markets an extensive range of women's career and casual sportswear principally under the JOSEPHINE CHAUS(Registered Trademark) COLLECTION, JOSEPHINE CHAUS(Registered Trademark) STUDIO, JOSEPHINE CHAUS(Registered Trademark) ESSENTIALS, and JOSEPHINE CHAUS(Registered Trademark) SPORT trademarks. The Company's products are sold nationwide through department store chains, specialty retailers and other retail outlets.

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

Earnings Per Share:

     All share and per share data reflects the 1 for 10 reverse stock split which was effected December 9, 1997. Basic earnings per share has been computed by dividing the applicable net income by the weighted average number of common shares outstanding. Diluted earnings per share has been computed by dividing the applicable net income by the weighted average number of common shares outstanding and common stock equivalents. The calculation of basic and diluted earnings per share for fiscal 1998 reflects the retroactive adjustment for the bonus element of the Rights Offering, which was consummated on January 26, 1998. At June 30, 1999, 1998 and 1997, 1,237,000, 2,779,000 and 7,673,000 common stock equivalents, respectively, were not included in the computation of earnings per share as they were antidilutive.

Revenue Recognition

     Revenues are recorded at the time merchandise is shipped, and with regard to the outlet store at the time when goods are sold to the customer.

Credit Terms:

     The Company extends credit to its customers based upon an evaluation of the customer's financial condition and credit history and generally does not require collateral. The Company has historically incurred minimal credit losses. At June 30, 1999 and 1998, approximately 87% of the Company's accounts receivable were due from department store customers owned by four single corporate entities. During fiscal 1999 and fiscal 1998, approximately 82% of the Company's net sales were made to department store customers owned by four single corporate entities, as compared to 63% in fiscal 1997. Sales to Dillard's Department Stores accounted for 40% of net sales in fiscal 1999, 43% in fiscal 1998 and 33% in fiscal 1997. Sales to The May Department Stores Company accounted for approximately 28% of the Company's net sales in fiscal 1999, 29% in fiscal 1998 and 16% in fiscal 1997. Sales to Federated Department Stores accounted for approximately 7% of net sales in fiscal 1999 and fiscal 1998, and 8% in fiscal 1997. Sales to TJX Companies, Inc. accounted for approximately 7% of net sales in fiscal 1999, 3% in fiscal 1998 and 6% in fiscal 1997. The percentages of net sales are based upon stores owned by the four corporate entities at the end of fiscal 1999. As a result of the Company's dependence on its major customers, they may have the ability to influence the Company's business decisions. The loss of or significant decrease in business from any of its major customers would have a material adverse effect on the Company's financial position and results of operations. As of June 30, 1999 and June 30, 1998, Accounts Receivable was net of allowances of $1.6 million and $3.2 million, respectively.

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

Income Taxes:

     The Company records income taxes in accordance with Financial Accounting Standards Board Statement SFAS No. 109, "Accounting for Income Taxes". Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using enacted tax rates and laws that will be in effect when the differences are expected to enter into the determination of taxable income
(loss). The Company records a valuation allowance to reduce its deferred tax assets to that amount which it believes will more likely than not be realized.

Fair Value of Financial Instruments:

     For financial instruments, including cash and cash equivalents, accounts receivable and payable, accruals and term loans, it was assumed that the carrying amounts approximated fair value due to their short maturity or variable interest rate.

Comprehensive Income:

     The Company adopted Statement of Financial Accounting Standard ("SFAS") No. 130, Reporting Comprehensive Income during the current fiscal year. SFAS 130 establishes standards for reporting comprehensive income and its components in financial statements. Currently, the Company has no items of other comprehensive income.

Business Segment  Reporting:

     The Company adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information during the year ending June 30, 1999. The Statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. This Statement supersedes Financial Accounting Standards Board ("FASB") Statement No. 14 Financial Reporting for Segments of a Business Enterprise, but retains the requirement to report information about major customers. In accordance with SFAS No. 131, the Company currently operates in one business segment.

New Accounting Pronouncements:

     In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The statement establishes accounting and reporting standards requiring that derivative instruments (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at fair value. The statement requires that changes in a derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement and requires that a company formally document, designate and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999; however, it may be adopted earlier. It cannot be applied retroactively to financial statements of prior periods. The Company currently has no derivative financial instruments.

3.   INVENTORIES


                                 June 30, 1999    June 30, 1998
                                 -------------    -------------
                                        (In thousands)
      Finished goods                $15,512         $12,278
      Work-in-process                 1,000           3,051
      Raw materials                   2,294           2,157
                                  -----------     ------------
                                    $18,806         $17,486
                                  ===========     ============

Inventories include merchandise in transit (principally finished goods) of approximately $10.6 million at June 30, 1999 and $7.2 million at June 30, 1998.

4.  FIXED ASSETS

                                                    June 30, 1999  June 30, 1998
                                                    -------------  -------------
                                                            (In thousands)
      Furniture and equipment                          $10,456        $10,233
      Leasehold improvements                             6,507          6,501
                                                     -----------    -----------
                                                        16,963         16,734
      Less accumulated depreciation and amortization    16,203         15,774
                                                     -----------    -----------
                                                       $   760        $   960
                                                     ===========    ===========

5.  INCOME TAXES

Significant components of the Company's net deferred tax assets are as follows:

                                                                           June 30,          June 30,
                                                                             1999              1998
                                                                         --------------    --------------
                                                                                 (In thousands)
Deferred tax assets:
  Net federal, state and local operating loss carryforwards              $   37,200        $   40,100
  Costs capitalized to inventory for tax purposes                             1,100             1,000
  Accrued interest, subordinated debt/warrants                                 --               4,900
  Book over tax depreciation                                                  2,300             2,200
  Sales allowances not currently deductible                                   1,000             3,500
  Reserves and other items not currently deductible                           1,800             1,500
                                                                         --------------    --------------
                                                                             43,400            53,200
Valuation allowance for deferred tax assets                                 (43,400)          (53,200)
                                                                         --------------    --------------
  Net deferred tax asset                                                 $        0        $        0
                                                                         ==============    ==============

There was a change in the valuation allowance of $9.8 million.

                                                                                     Fiscal Year Ended June 30,
                                                                             1999               1998               1997
                                                                         -------------     ---------------     -------------
                                                                                           (In thousands)
Expense (benefit) for federal income taxes at the statutory
  rate of 35.0%                                                          $    3,866        $    1,542          $   (5,694)
State and local income taxes net of federal tax benefit                           0                95                  50
Other                                                                            43                51                  51
                                                                         -------------     ---------------     -------------
Effects of unrecognized federal tax loss carryforwards                       (3,709)           (1,443)              5,643
Provision for income taxes                                               $      200        $      245          $       50
                                                                         =============     ===============     =============

At June 30, 1999, the Company has a federal net operating loss carryforward for income tax purposes of approximately $ 88.7 million, which will expire between 2008 and 2012.

6.   FINANCING AGREEMENTS

     The Company and BNY Financial Corporation ("BNYF"), a wholly owned subsidiary of General Motors Acceptance Corp. ("GMAC") entered into a financing agreement in July 1991, which was amended and restated on several occasions.

     On October 10, 1997, the Company and BNYF entered into a new revolving credit facility (the "New Revolving Facility") and a new term loan facility (the "New term Loan" and, together with the new revolving Facility, the "New Financing Agreement"). The New Financing Agreement consisted of two facilities:
(i) the New Revolving Facility which was a $66.0 million five-year revolving credit line with a $20.0 million sublimit for letters of credit, and (ii) the New Term Loan which was a $15.0 million term loan facility. On June 3, 1998, the Company and BNYF amended the New Revolving Facility to provide for a $45.5 million five-year revolving credit line with $34.0 million sublimit for letters of credit and amended the New Term Loan to provide for a $14.5 million term loan facility. Each facility matures on December 31, 2002. At June 30, 1999, the Company had availability of approximately $8.8 million (inclusive of overadvance availability) under the New Financing Agreement.

     Interest on the New Revolving Facility accrues at 1/2 of 1% above the Prime Rate (7.75% at June 30, 1999) and is payable on a monthly basis, in arrears. Interest on the New Term Loan accrues at an interest rate ranging from 1/2 of 1% above the Prime Rate to 1 1/2% above the Prime Rate, which interest rate will be determined, from time to time, based upon the Company's availability under the New Revolving Facility. With the exception of warrants issued to BNYF (as discussed below), the Company's execution of the New Financing Agreement did not require the payment of any commitment, closing, administration or facility fees. The New Financing Agreement provides for a fee of .375% on the unused portion of the line and letter of credit fees equal to .125% of the outstanding letter of credit balance. As part of the New Financing Agreement, BNYF's existing warrants were extinguished, and BNYF received new warrants (the "BNYF Warrants") to purchase an aggregate of 162,500 shares of the Company's Common Stock. The issuance of the BNYF Warrants was recorded in the third quarter of fiscal 1998 at a value of $0.1 million and was included as an increase in additional paid-in capital and will be charged to interest expense over the term of the New Financing Agreement.

     Amortization payments in the amount of $250,000 are payable quarterly in arrears in connection with the New Term Loan. Four amortization payments have been made resulting in a balance of $13.5 million at June 30, 1999. A balloon payment in the amount of $10.25 million is due on December 31, 2002. In the event of the earlier termination by the Company of the New Financing Agreement, the Company will be liable for termination fees initially equal to $2.8 million, and declining to $2.2 million after October 8, 2000. The Company's obligations under the New Financing Agreement are secured by a first priority lien on substantially all of the Company's assets, including the Company's accounts receivable, inventory and trademarks.

     The New Financing Agreement contains financial covenants requiring, among other things, the maintenance of minimum levels of tangible net worth, working capital and minimum permitted profit (maximum permitted loss). The New Financing Agreement also contains certain restrictive covenants which, among other things, limits the Company's ability to incur additional indebtedness or liens and to pay dividends.

7.  RESTRUCTURING

     In June 1997, the Company announced a proposed restructuring program to be implemented by the Company. In September 1997, the disinterested members of the Board of Directors of the Company unanimously approved the Restructuring which provided for the following: (i) the Company would raise, through an offer of rights to subscribe ("Rights"), up to $20.0 million, but not less than $12.5 million, of equity through a rights offering to all shares of Common Stock of the Company (the "Rights Offering") of up to 13,977,270 shares of Common Stock of the Company (on a post stock split basis); (ii) the conversion of approximately $40.6 million of the Company's indebtedness to Ms. Chaus, consisting of $28.1 million of then existing subordinated indebtedness (including accrued interest through January 28, 1998) and $12.5 million of additional indebtedness owed to Ms. Chaus, into 10,510,910 shares of Common Stock of the Company; (iii) entering into the New Financing Agreement;
(iv) the implementation of a reverse stock split of the Company's Common Stock such that every ten (10) shares of Common Stock would be converted into one (1) share of Common Stock; and (v) the liquidation of the Company's retail outlet stores. On October 10, 1997, the Company entered into the New Financing Agreement referred to in (iii) above. On December 9, 1997, the reverse stock split described in (iv) above became effective. By mid-January 1998, the Company closed all of its retail outlet stores as referenced in (v) above. On January 26, 1998, the Rights Offering described in (i) above was consummated. On January 29, 1998, the conversion of indebtedness into equity described in (ii) above was completed.

8.  EMPLOYEE BENEFIT PLANS

Pension Plan:

     Pursuant to a collective bargaining agreement, all of the Company's union employees are covered by a defined benefit pension plan. Pension expense amounted to approximately $122,000, $40,000 and $69,000 in fiscal 1999, 1998 and 1997, respectively. As of December 31, 1998, the actuarial present value of the accumulated vested and non-vested plan benefits amounted to $0.6 million and net assets available for benefits amounted to $0.8 million. Actuarial assumptions related to weighted average interest rate were 8.5% for 1999, 1998 and 1997.

Savings Plan:

     The Company has a savings plan (the "Savings Plan") under which eligible employees may contribute a percentage of their compensation and the Company (subject to certain limitations) will match 50% of the employee's contribution. Company contributions will be invested half in the Common Stock of the Company and half in investment funds selected by the participant and are subject to vesting provisions of the Savings Plan. Expense under the Savings Plan was approximately $0.1 in fiscal 1999, $0.2 in each of fiscal 1998 and 1997. An aggregate of 10,000 shares of Common Stock has been reserved for issuance under the Savings Plan.

Stock Option Plan:

     On February 23,1998, the Company cancelled all options granted under the Company's 1986 stock option plan and reissued the holders of such options with an equivalent number of options (at fair market value) under the Company's 1998 Stock Option Plan (the "Option Plan"). Pursuant to the Option Plan, the Company may grant to eligible individuals incentive stock options, as defined in the Internal Revenue Code, and non-incentive stock options. Under the Option Plan, 2,711,591 shares of Common Stock were reserved for issuance. No stock options may be granted subsequent to November 2007 and the exercise price may not be less than 100% of the fair market value on the date of grant for incentive stock options.

Grossman Option Plan:

     At the annual meeting of stockholders in November 1994, the stockholders approved the issuance of options for the Company's Chief Executive Officer (the "Grossman Option Plan") to purchase 300,000 shares of Common Stock (the "1994 Options"). Of this amount, 150,000 options were granted, at fair market value, in September 1994, and the balance were granted in September 1995, at fair market value, in connection with the extension of the term of his employment agreement. In connection with the Restructuring, the 1994 Options were cancelled and as part of Mr. Grossman's amended employment agreement, 1,375,157 additional options were granted under the Company's Option

Plan in February 1998. See Note 9. In connection with the termination of employment of Mr. Grossman, all of the foregoing options were cancelled effective June 21, 1999.

Total Options Reserved for Issuance

     At June 30, 1999, a total of approximately 2,721,591 shares of Common Stock were reserved for issuance under the Stock Option Plan and the Savings Plan.

                                                           Non-Incentive Stock Options
                                          -------------------------------------------------------
                                                                                     Weighted
                                             Number              Exercise             Average
                                           of Shares           Price Range         Exercise Price
                                          -------------    ---------------------   --------------
Outstanding at July 1, 1996                     417,302        $18.75 - $56.25        $38.34
Options granted                                   9,500        $23.75 - $31.25        $30.07
Options canceled                                 (6,701)       $20.00 - $48.80        $26.02
Options exercised                                  (625)       $20.00 - $20.00        $20.00
                                          -------------

Outstanding at June 30, 1997
                                                419,476        $18.75 - $56.25        $38.40
Options granted                               2,616,407        $ 3.11 -  $3.11        $ 3.11
Options canceled                               (419,476)       $18.75 - $56.25        $38.40
                                          -------------

Outstanding at June 30, 1998                  2,616,407        $ 3.11 - $ 3.11        $ 3.11
Options granted                                 775,000        $ 2.13 - $ 3.50        $ 2.20
Options canceled                             (1,557,069)       $ 3.11 - $ 3.11        $ 3.11
                                          -------------
Outstanding at June 30, 1999                  1,834,338        $ 2.13 - $ 3.50        $  2.73
                                          =============        ===============     ==========

     Certain stock options issued on February 11, 1999 (700,000) are fully exercisable on June 30, 2000. All other outstanding stock options are exercisable over four years in annual 25% increments. As of June 30, 1999 options to purchase approximately 285,000 shares were exercisable.

Stock Based Compensation:

     All stock options are granted at fair market value of the Common Stock at grant date. The weighted average fair value of stock options granted during 1999, 1998 and 1997 was $2.04, $2.76 and $19.30 respectively. The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for the grants: risk-free interest rate of 5.59%, 5.49% and 6.38% in 1999, 1998 and 1997 respectively; expected dividend yield of 0% in 1999, 1998 and 1997; expected life of 2.33, 2.40 and 3.05 years in 1999, 1998 and 1997, respectively; and expected volatility of 232.13%, 237.06% and 97.25% in 1999, 1998 and 1997,
respectively. The outstanding stock options have a weighted average contractual life of 8.98 years, 9.60 years and 7.68 years in 1999, 1998 and 1997, respectively. The number of stock options exercisable at June 30, 1999, 1998 and 1997 were 285,000, 714,000 and 350,000, respectively.

     The Company accounts for the stock option plans in accordance with the Accounting Principles Board Opinion No. 25, under which no compensation cost is recognized for stock option awards. Had compensation cost been determined consistent with Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), the Company's pro forma net income
(loss) for 1999, 1998 and 1997 would have been $8,564, $2,318 and ($19,658), respectively. The Company's pro forma net income (loss) per share for 1999, 1998 and 1997 would have been $0.31, $0.15 and ($2.94), respectively. Because the SFAS 123 method of accounting has not been applied to options granted prior to 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

9.   COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

Lease Obligations:

     The Company leases showroom, distribution and office facilities, and equipment under various noncancellable operating lease agreements which expire through 2009. Rental expense for the years ended June 30, 1999, 1998 and 1997 was approximately $2.4 million, $3.2 million and $4.7 million, respectively.

     The minimum aggregate rental commitments at June 30, 1999 are as follows (in thousands):

           Fiscal year ending:

           2000................................    $  2,339
           2001................................       2,007
           2002................................       1,928
           Subsequent to 2002..................       8,291
                                                   --------
                                                   $ 14,565
                                                   ========
Letters of Credit:

     The Company is contingently liable under letters of credit issued by banks to cover contractual commitments for merchandise purchases of approximately $25.6 million at June 30, 1999.

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

Employment Agreement:

In connection with the termination of employment of the Company's former Chief Executive Officer, Andrew Grossman, the Company became obligated to pay up to $1.66 million over a period of 20 months in consideration of Mr. Grossman's agreement not to compete for twelve months. Such amounts are charged to expense ratably over the twelve-month non-competition period. In addition, the Company became obligated to make bonus payments in an amount equal to 2 1/2 % of net profits for fiscal years 1999 and 2000, and the pro rated portion of fiscal year 2001 (i.e. 1/6 of such year). Such bonus payments are being expensed over the respective fiscal years. The Company continued such payments until April 1999 when Mr. Grossman commenced employment with another company. The Company is currently involved in an arbitration proceeding with Mr. Grossman in connection with a dispute as to the amount, if any, of the remaining payments due to Mr. Grossman. The Company is seeking a determination in such proceedings that Mr. Grossman is not entitled to any further payments by reason of his having taken a position with another women's apparel company and that, even if payments are due, they are subject to offset by an amount equal to his post-severance salary and bonus. See "Item

3. Legal Proceedings".

Nautica License Agreement:

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

                                                                     SCHEDULE II

                       BERNARD CHAUS, INC. & SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS

                                                                     Additions
                                                   Balance at       Charged to
                                                   Beginning         Costs and                       Balance at
Description                                         of Year          Expenses        Deductions     End of Year

Year ended June 30, 1999
  Allowance for doubtful accounts                  $    368       $     68        $     70 (1)       $    366
                                                   --------       --------        --------           --------

  Reserve for customer allowances and deductions   $  2,834       $ 12,074        $ 13,663 (2)       $  1,245
                                                   --------       --------        --------           --------
Year ended June 30, 1998
  Allowance for doubtful accounts                  $    341       $    (65)       $    (92)(1)       $   368
                                                   --------       --------        --------           --------

  Reserve for customer allowances and deductions   $  1,751       $  8,054        $  6,971 (2)       $ 2,834
                                                   --------       --------        --------           --------

  Accrued restructuring expenses                   $  1,850       $   --          $  1,850 (3)       $   --
                                                   --------       --------        --------           --------

Year ended June 30, 1997
  Allowance for doubtful accounts                  $    378       $    (20)       $     17 (1)       $    341
                                                   --------       --------        --------           --------

  Reserve for customer allowances and deductions   $  2,576       $  3,723        $  4,548 (2)       $  1,751
                                                   --------       --------        --------           --------

  Accrued restructuring expenses                   $    196       $  1,850        $    196 (3)       $  1,850
                                                   --------       --------        --------           --------

-------------

(1) Uncollectible accounts written off

(2) Allowances charged to reserve and granted to customers

(3) Expenses charged to reserve