Form 10-Q
period 1999-09-30
CHAUS BERNARD INC
filed 1999-11-10
CIK 793983

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                   -----------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934.

               For the quarterly period ended SEPTEMBER 30, 1999.

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

                        --------------------------------

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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Date                             Class                 Shares Outstanding
     ----                             -----                 ------------------

   11/10/99               Common Stock, $0.01 par value         27,115,907
   --------               -----------------------------         ----------

                                      INDEX

PART I   FINANCIAL INFORMATION
------   ---------------------

Item 1.  Condensed Consolidated Financial Statements                        PAGE

         Condensed Consolidated Balance Sheets as of
         September 30, 1999, June 30, 1999 and
         September 30, 1998                                                   3

         Condensed Consolidated Statements of Operations
         for the Three Months ended September 30, 1999 and 1998               4

         Condensed Consolidated Statements of Cash Flows
         for the Three Months ended September 30, 1999 and 1998               5

         Notes to Condensed Consolidated Financial Statements                 6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                  8

PART II  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                    12


SIGNATURES                                                                   13

PART I -- FINANCIAL INFORMATION
-------------------------------
Item 1. Financial Statements
----------------------------

                      BERNARD CHAUS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
          (In thousands, except number of shares and per share amounts)

                                                        September 30,      June 30,    September 30,
                                                            1999             1999          1998
                                                        -------------      --------    -------------
                                                         (Unaudited)        ( * )      (Unaudited)
ASSETS
Current Assets
     Cash and cash equivalents                            $      94      $   6,208      $     135
     Accounts receivable - net                               43,943         26,756         34,823
     Inventories                                             21,318         18,806         18,956
     Prepaid expenses                                           696            684            370
                                                          ---------      ---------      ---------
          Total current assets                               66,051         52,454         54,284
Fixed assets - net                                            1,020            760            977
Other assets                                                    261            270            697
                                                          ---------      ---------      ---------
          Total assets                                    $  67,332      $  53,484      $  55,958
                                                          =========      =========      =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
     Notes payable - bank                                 $   8,977      $      --      $  14,233
     Accounts payable                                        17,412         17,499         11,937
     Accrued expenses                                         5,518          4,625          5,120
     Term loan - current                                      1,000          1,000          1,000
                                                          ---------      ---------      ---------
          Total current liabilities                          32,907         23,124         32,290
Term loan                                                    12,250         12,500         13,250
                                                          ---------      ---------      ---------
          Total liabilities                                  45,157         35,624         45,540
                                                          ---------      ---------      ---------
STOCKHOLDERS' EQUITY
     Preferred stock, $.01 par value,                            --             --             --
          Authorized shares - 1,000,000;
          outstanding shares - none
     Common stock, $.01 par value,                              272            272            272
          Authorized shares - 50,000,000;
          issued shares - 27,178,177 at September 30,
          1999, June 30, 1999 and September 30, 1998
     Additional paid-in capital                             125,224        125,224        125,224
     Deficit                                               (101,841)      (106,156)      (113,598)
     Less:  Treasury stock at cost -
            62,270 shares at September 30, 1999, June
            30, 1999 and September 30, 1998                  (1,480)        (1,480)        (1,480)
                                                          ---------      ---------      ---------
     Total stockholders' equity                              22,175         17,860         10,418
                                                          ---------      ---------      ---------
          Total liabilities and stockholders' equity      $  67,332      $  53,484      $  55,958
                                                          =========      =========      =========

* Derived from audited financial statements at June 30, 1999.

     See accompanying notes to condensed consolidated financial statements.

                      BERNARD CHAUS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
          (In thousands, except number of shares and per share amounts)

                                                  For the Three Months Ended

                                               September 30,     September 30,
                                                   1999              1998
                                               -------------     -------------
                                                        (Unaudited)
Net sales                                      $    53,212       $    49,672
Cost of goods sold                                  38,949            35,880
                                               -----------       -----------
Gross profit                                        14,263            13,792
Selling, general and administrative expenses         9,295             9,701
                                               -----------       -----------
                                                     4,968             4,091

Interest expense, net                                  565               618
                                               -----------       -----------
Income before provision for income taxes             4,403             3,473
Provision for income taxes                              88                70
                                               -----------       -----------
Net income                                     $     4,315       $     3,403
                                               ===========       ===========
Basic earnings per share                       $      0.16       $      0.13
                                               ===========       ===========
Diluted earnings per share                     $      0.16       $      0.13
                                               ===========       ===========
Weighted average number of common shares
outstanding-basic                               27,116,000        27,116,000
                                               ===========       ===========
Weighted average number of common and common
equivalent shares outstanding-diluted           27,315,000        27,196,000
                                               ===========       ===========

See accompanying notes to condensed consolidated financial statements.

                      BERNARD CHAUS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                      For the Three Months Ended
                                                     September 30,    September 30,
                                                         1999             1998
                                                     -------------    -------------
                                                               (Unaudited)
OPERATING ACTIVITIES
Net income                                             $  4,315         $  3,403
Adjustments to reconcile net income to net cash
 used in operating activities:
   Depreciation and amortization                             98              363
   Provision for losses on accounts receivable              126               20
   Non-cash interest expense                                  6                9
Changes in operating assets and liabilities:
   Accounts receivable                                  (17,313)         (17,554)
   Inventories                                           (2,512)          (1,470)
   Prepaid expenses and other assets                        (12)             (19)
   Accounts payable                                         (87)          (1,068)
   Accrued expenses                                         893              628
                                                       --------         --------
Net Cash Used In Operating Activities                   (14,486)         (15,688)
                                                       --------         --------

INVESTING ACTIVITIES
  Purchases of fixed assets                                (355)            (136)
  Purchases of other assets                                  --              (63)
                                                       --------         --------
Net Cash Used In Investing Activities                      (355)            (199)
                                                       --------         --------

FINANCING ACTIVITIES
  Net proceeds from short-term bank borrowings            8,977           14,233
  Principal payments on term loan                          (250)            (250)
                                                       --------         --------
Net Cash Provided By Financing Activities                 8,727           13,983
                                                       --------         --------

Decrease in cash and cash equivalents                    (6,114)          (1,904)
Cash and cash equivalents, beginning of period            6,208            2,039
                                                       --------         --------
Cash and cash equivalents, end of period               $     94         $    135
                                                       ========         ========
Cash Paid for:
  Taxes                                                $      3         $    162
                                                       ========         ========
  Interest                                             $    525         $    574
                                                       ========         ========

     See accompanying notes to condensed consolidated financial statements.

                      BERNARD CHAUS, INC. AND SUBSIDIARIES


              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
          Three Months Ended September 30, 1999 and September 30, 1998

1.  Summary of Significant Accounting Policies

         Basis of Presentation: The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant intercompany balances and transactions were eliminated. Operating results for the quarter ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending June 30, 2000 or any other period. The balance sheet at June 30, 1999 has been derived from the audited financial statements at that date. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 1999.

         Earnings Per Share: Basic earnings per share have been computed by dividing the applicable net income by the weighted average number of common shares outstanding. Diluted earnings per share has been computed by dividing the applicable net income by the weighted average number of common shares outstanding and common stock equivalents. At September 30, 1999 and September 30, 1998, 1,262,000 and 52,500 common stock equivalents, respectively, were not included in the computation of earnings per share as they were antidilutive.

         New Accounting Pronouncements: In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The statement establishes accounting and reporting standards requiring that derivative instruments (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at fair value. The statement requires that changes in a derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement and requires that a company formally document, designate and assess the effectiveness of transactions that receive hedge accounting. In June 1999, the FASB issued SFAS No. 137 which deferred the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. The Company currently has no derivative financial instruments.

2.  Inventories

         Inventories (principally finished goods) are stated at the lower of cost, using the first-in first-out (FIFO) method, or market. Included in inventories is merchandise in transit of approximately $9.9 million at September 30, 1999, $10.6 million at June 30, 1999 and $4.8 million at September 30, 1998.

                      BERNARD CHAUS, INC. AND SUBSIDIARIES


3.  Financing Agreement

         The Company and BNY Financial Corporation ("BNYF"), a wholly owned subsidiary of General Motors Acceptance Corp. ("GMAC"), entered into a financing agreement in July 1991, which was amended and restated on several occasions.

         On October 10, 1997, the Company and BNYF entered into a new revolving credit facility (the "Revolving Facility") and a new term loan facility (the "Term Loan" and, together with the Revolving Facility, the "Financing Agreement"). The Financing Agreement consisted of two facilities: (i) the Revolving Facility which was a $66.0 million five-year revolving credit line with a $20.0 million sublimit for letters of credit, and (ii) the Term Loan which was a $15.0 million term loan facility. On June 3, 1998, the Company and BNYF amended the Revolving Facility to provide for a $45.5 million five-year revolving credit line with a $34.0 million sublimit for letters of credit and amended the Term Loan to provide for a $14.5 million term loan facility. Each facility matures on December 31, 2002. At September 30, 1999, the Company had availability of approximately $14.4 million (inclusive of overadvance availability) under the Financing Agreement.

         Interest on the Revolving Facility accrues at 1/2 of 1% above the Prime Rate (8.25% at September 30, 1999) and is payable on a monthly basis, in arrears. Interest on the Term Loan accrues at an interest rate ranging from 1/2 of 1% above the Prime Rate to 1 1/2% above the Prime Rate, which interest rate will be determined, from time to time, based upon the Company's availability under the Revolving Facility.

         Amortization payments in the amount of $250,000 are payable quarterly in arrears in connection with the Term Loan. Five amortization payments have been made resulting in a balance of $13.3 million at September 30, 1999. A balloon payment in the amount of $10.25 million is due on December 31, 2002. In the event of the earlier termination by the Company of the Financing Agreement, the Company will be liable for termination fees initially equal to $2.8 million, and declining to $2.2 million after October 8, 2000. The Company's obligations under the Financing Agreement are secured by a first priority lien on substantially all of the Company's assets, including the Company's accounts receivable, inventory and trademarks.

         The Financing Agreement contains financial covenants requiring, among other things, the maintenance of minimum levels of tangible net worth, working capital and minimum permitted profit (maximum permitted loss). The Financing Agreement also contains certain restrictive covenants which, among other things, limit the Company's ability to incur additional indebtedness or liens and to pay dividends.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

         Net sales for the quarter ended September 30, 1999 increased 7.1% or $3.5 million as compared to the quarter ended September 30, 1998. The increase was due primarily to an increase in sales of the Company's Chaus product lines of $6.3 million, partially offset by a decrease of $2.8 million in sales associated with the Company's Nautica product line which was terminated in October 1998. The increase in sales of $6.3 million or 13.4% in the Chaus product lines is due to an increase in units shipped of 25.3%, partially offset by a decrease of 9.6% in the average selling price. Average selling prices of the Chaus product lines decreased for the quarter ended September 30, 1999 as compared to the same period last year primarily due to lower average prices associated with the new product lines introduced for the Fall 1999 season.

                      BERNARD CHAUS, INC. AND SUBSIDIARIES


         Gross profit for the quarter ended September 30, 1999 increased $0.5 million as compared to the quarter ended September 30, 1998. Gross profit as a percentage of net sales decreased to 26.8% for the quarter ended September 30, 1999 from 27.8% for the quarter ended September 30, 1998 as a result of increased customer incentives.

         Selling, general and administrative ("SG&A") expenses decreased by $0.4 million for the quarter ended September 30, 1999 as compared with the quarter ended September 30, 1998. The decrease resulted from the elimination of $1.7 million of expenses attributable to the Nautica licensed product line which was terminated during the second quarter of fiscal 1999, partially offset by an increase of $1.3 million in SG&A expenses attributable to the increased sales of the Company's Chaus product lines and expenses related to the Company's new marketing and advertising programs. SG&A expenses, as a percentage of net sales, decreased to 17.5% for the quarter ended September 30, 1999 from 19.5% for the comparable quarter last year, indicating the Company's ability to leverage its SG&A expenses.

         In connection with the termination of the Company's former Chief Executive Officer, Andrew Grossman, the Company became obligated to pay up to $1.66 million over a period of 20 months in consideration of Mr. Grossman's agreement not to compete for twelve months. Such amounts are charged to expense ratably over the twelve-month non-competition period. In addition, the Company became obligated to make bonus payments in an amount equal to 2.5% of net profits for fiscal years 1999 and 2000, and the pro rated portion of fiscal year 2001 (i.e. 1/6 of such year). Such bonus payments are being expensed in the respective fiscal years. The Company continued such payments until April 1999 when Mr. Grossman commenced employment with another women's apparel company. By Demand for Arbitration dated and filed on June 9, 1999, the former Chief Executive Officer of Chaus commenced an arbitration before the American Arbitration Association in New York alleging breach of his employment contract. Specifically, Mr. Grossman seeks severance and non-competition payments for the period April 1, 1999 through September 1, 2000, and his costs, in an aggregate amount allegedly in excess of $1 million. Chaus has served an answer dated July 2, 1999 that denies Mr. Grossman's claims on the grounds that (i) he is not entitled to any further severance and non-competition payments because, among other things, he is now chief operating officer of another women's apparel company; and (ii) even if any such severance and non-competition payments were due, they are subject to set-off by Mr. Grossman's post-severance salary and bonuses. The parties have each appointed an arbitrator and the process of selecting a third, neutral arbitrator is nearly complete. Chaus believes that its defenses are meritorious and intends to vigorously defend this action.

         Net income increased to $4.3 million for the three months ended September 30, 1999, an increase of approximately 27% over last year's comparable period. Net income from the prior year quarter of $3.4 million included a net loss of $1.0 million or $.04 per share associated with the Nautica licensed product line.

                      BERNARD CHAUS, INC. AND SUBSIDIARIES


Financial Position, Liquidity and Capital Resources

General

         Net cash used in operating activities was $14.5 million for the quarter ended September 30, 1999 as compared to $15.7 million for the quarter ended September 30, 1998. Cash used in operating activities resulted primarily from an increase in accounts receivable ($17.3 million) and an increase in inventory ($2.5 million), offset by net income of $4.3 million.

Financing Agreement

         The Company and BNY Financial Corporation ("BNYF"), a wholly owned subsidiary of General Motors Acceptance Corp. ("GMAC"), entered into a financing agreement in July 1991, which was amended and restated on several occasions.

         On October 10, 1997, the Company and BNYF entered into a new revolving credit facility (the "Revolving Facility") and a new term loan facility (the "Term Loan" and, together with the Revolving Facility, the "Financing Agreement"). The Financing Agreement consisted of two facilities: (i) the Revolving Facility which was a $66.0 million five-year revolving credit line with a $20.0 million sublimit for letters of credit, and (ii) the Term Loan which was a $15.0 million term loan facility. On June 3, 1998, the Company and BNYF amended the Revolving Facility to provide for a $45.5 million five-year revolving credit line with a $34.0 million sublimit for letters of credit and amended the Term Loan to provide for a $14.5 million term loan facility. Each facility matures on December 31, 2002. At September 30, 1999, the Company had availability of approximately $14.4 million (inclusive of overadvance availability) under the Financing Agreement.

         The Financing Agreement contains financial covenants requiring, among other things, the maintenance of minimum levels of tangible net worth, working capital and minimum permitted profit (maximum permitted loss). The Financing Agreement also contains certain restrictive covenants which, among other things, limit the Company's ability to incur additional indebtedness or liens and to pay dividends.

License Agreement with Nautica

         In September 1995, the Company entered into a license agreement (the "Nautica License Agreement") with Nautica Apparel, Inc. ("Nautica"), a leading name in men's apparel, pursuant to which the Company obtained an exclusive license to design, contract for the manufacture of and market a new women's apparel line under the Nautica brand name. Effective October 1998, the Company and Nautica agreed to terminate the Nautica License Agreement.

                      BERNARD CHAUS, INC. AND SUBSIDIARIES


New Accounting Pronouncements

         In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The statement establishes accounting and reporting standards requiring that derivative instruments (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at fair value. The statement requires that changes in a derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement and requires that a company formally document, designate and assess the effectiveness of transactions that receive hedge accounting. In June 1999, the FASB issued SFAS No. 137 which deferred the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. The Company currently has no derivative financial instruments.

Year 2000 Compliance

         Pursuant to the Company's Year 2000 Plan, the Company's information technology ("IT") and non-IT systems (excluding the telephone switches) have been upgraded and tested for Year 2000 compliance. Given that the Company believes it is Year 2000 compliant on all systems other than the telephone switches, the Company has not prepared a contingency plan for the other systems and does not currently believe that a contingency plan is necessary. The Company has a contingency plan in place applicable to the telephone switches to limit the effect of any Year 2000 issues. The telephone switches are expected to be replaced with a Year 2000 compliant system in January 2000 in conjunction with the Company's relocation to its new facility at 530 Seventh Avenue. The total costs of these system upgrades are projected to approximate $0.5 million. As of September 30, 1999, the Company has incurred approximately $0.4 million of these costs. The remaining costs will be funded out of existing cash flows from operations.

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

         The Company has virtually no computer interfaces with its vendors and does not know the extent to which its vendors, or its customers, would be impaired by their own Year 2000 issues and the impact of such impairment on the Company. Although the Company believes it is adequately addressing its Year 2000 issues, the failure to correct a material Year 2000 problem or the failure of a customer or a vendor to achieve compliance could result in an interruption in, or a failure of, certain normal business activities or operations. Such failure could materially adversely affect the Company's results of operations, liquidity and financial condition.

                      BERNARD CHAUS, INC. AND SUBSIDIARIES


Future Financing Requirements

         At September 30, 1999, the Company had working capital of $33.1 million. The Company's business plan requires the availability of sufficient cash flow and borrowing capacity to finance its product lines. The Company expects to satisfy such requirements through cash flow from operations and borrowings under the Financing Agreement. The Company believes that it has adequate resources to meet its needs for the foreseeable future.

         The foregoing discussion contains forward-looking statements which are based upon current expectations and involve a number of uncertainties, including the Company's ability to maintain its borrowing capabilities under the Financing Agreement, retail market conditions and consumer acceptance of the Company's products.

                      BERNARD CHAUS, INC. AND SUBSIDIARIES


PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

         (a)  Attached hereto as Exhibits are the following:

              27  Financial Data Schedules

         (b) The Company filed no reports on Form 8-K during the quarter ended September 30, 1999.

                      BERNARD CHAUS, INC. AND SUBSIDIARIES


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    BERNARD CHAUS, INC.
                                    (Registrant)


Date: November 10, 1999             By: /s/ Josephine Chaus
                                        --------------------------------------
                                        JOSEPHINE CHAUS
                                        Chairwoman of the Board,
                                        President and Chief Executive Officer,
                                        Office of the Chairman


Date: November 10, 1999             By: /s/ Stuart S. Levy
                                        --------------------------------------
                                        STUART S. LEVY
                                        Chief Financial Officer and
                                        Secretary