Form 10-Q
period 1999-12-31
CHAUS BERNARD INC
filed 2000-02-14
CIK 793983

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 5(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934.

                For the quarterly period ended DECEMBER 31, 1999.

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

        Registrant's telephone number, including area code (212) 354-1280
                                                          ------------------
                             ---------------------
Former name, former address and former fiscal year, if changed since last report

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days
  Yes X  No   .
     ---   ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Date                     Class                      Shares Outstanding
  -----------              --------------            -------------------------
    02/02/00        Common Stock, $0.01 par value            27,215,907

                                      INDEX



PART I    FINANCIAL INFORMATION
------    ---------------------
Item 1.   Condensed Consolidated Financial Statements (Unaudited)        PAGE

          Condensed Consolidated Balance Sheets as of
          December 31, 1999, June 30, 1999 and
          December 31, 1998                                                3

          Condensed Consolidated Statements of Operations for
          the Quarters and Six Months ended December 31, 1999
          and 1998                                                         4

          Condensed Consolidated Statements of Cash Flows
          for the Six Months ended December 31, 1999 and 1998              5

          Notes to Condensed Consolidated Financial Statements             6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                              8

PART II   OTHER INFORMATION
-------   -----------------
Item 6.   Exhibits and Reports on Form 8-K                                12


SIGNATURES                                                                13

PART I -- FINANCIAL INFORMATION
-------------------------------
Item 1.  Financial Statements
-----------------------------

                      BERNARD CHAUS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
          (In thousands, except number of shares and per share amounts)

                                                       December 31,         June 30,         December 31,
                                                           1999               1999               1998
                                                      ---------------    ---------------    ---------------
                                                       (Unaudited)           ( * )           (Unaudited)
ASSETS
Current Assets
     Cash and cash equivalents                        $    4,607          $   6,208         $      778
     Accounts receivable - net                            29,855             26,756             20,144
     Inventories                                          18,488             18,806             17,739
     Prepaid expenses                                        853                684                428
                                                      ---------------    ---------------    ---------------
          Total current assets                            53,803             52,454             39,089
Fixed assets - net                                         1,625                760                898
Other assets                                                 338                270                540
                                                      ---------------    ---------------    ---------------
          Total assets                                $   55,766          $  53,484         $   40,527
                                                      ===============    ===============    ===============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
     Accounts payable                                 $   14,973             17,499             12,259
     Accrued expenses                                      4,952              4,625              3,224
     Term loan - current                                   1,000              1,000              1,000
                                                      ---------------    ---------------    ---------------
          Total current liabilities                       20,925             23,124             16,483
Term loan                                                 12,000             12,500             13,000
                                                      ---------------    ---------------    ---------------
          Total liabilities                               32,925             35,624             29,483
                                                      ---------------    ---------------    ---------------
STOCKHOLDERS' EQUITY
     Preferred stock, $.01 par value,
          Authorized shares - 1,000,000;                      --                 --                 --
          outstanding shares - none
     Common stock, $.01 par value,                           273                272                272
          Authorized shares - 50,000,000;
          issued shares - 27,278,177 at December 31,
          1999 and 27,178,177 at June 30, 1999 and
          December 31, 1998
     Unearned compensation                                  (214)                --                 --
     Additional paid-in capital                          125,472            125,224            125,224
     Deficit                                            (101,210)          (106,156)          (112,972)
     Less:  Treasury stock at cost -
          62,270 shares at December 31, 1999, June
          30, 1999 and December 31, 1998                  (1,480)            (1,480)            (1,480)
                                                      ---------------    ---------------    ---------------
     Total stockholders' equity                           22,841             17,860             11,044
                                                      ---------------    ---------------    ---------------
          Total liabilities and stockholders' equity  $   55,766          $  53,484         $   40,527
                                                      ===============    ===============    ===============

*Derived from audited financial statements at June 30, 1999

See accompanying notes to condensed consolidated financial statements.

                      BERNARD CHAUS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
          (In thousands, except number of shares and per share amounts)


                                               For the Quarter Ended       For the Six Months Ended
                                           December 31,  December 31,   December 31,   December 31,
                                              1999          1998           1999           1998
                                              ----          ----           ----           ----
                                                    (Unaudited)                  (Unaudited)
Net sales                                   $    43,482   $    44,670   $    96,694    $    94,342
Cost of goods sold                               34,376        34,967        73,325         70,847
                                            -----------   -----------   -----------     ----------

Gross profit                                      9,106         9,703        23,369         23,495
Selling, general and administrative expenses      7,883         8,404        17,178         18,105
                                            -----------   -----------   -----------     ----------
Income from operations                            1,223         1,299         6,191          5,390

Interest expense, net                               579           659         1,144          1,277
                                            -----------   -----------   -----------     ----------

Income before provision for income taxes            644           640         5,047          4,113
Provision for income taxes                           13            14           101             84
                                            -----------   -----------   -----------     ----------

Net income                                  $       631   $       626   $     4,946     $    4,029
                                            ===========   ===========   ===========     ==========
Basic earnings per share                    $      0.02   $      0.02   $      0.18     $     0.15
                                            ===========   ===========   ===========     ==========

Diluted earnings per share                  $      0.02   $      0.02   $      0.18     $     0.15
                                            ===========   ===========   ===========     ==========

Weighted average number of common shares
outstanding- basic                           27,150,000    27,116,000    27,133,000     27,116,000
                                            ===========   ===========   ===========     ==========

Weighted average number of common and
common equivalent shares outstanding-
diluted                                      27,251,000    27,118,000    27,295,000     27,118,000
                                            ===========   ===========   ===========     ==========


See accompanying notes to condensed consolidated financial statements

                      BERNARD CHAUS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                   For the Six Months Ended
                                                               ----------------------------------
                                                               December 31,       December 31,
                                                                   1999               1998
                                                               ---------------    ---------------
                                                                          (Unaudited)
OPERATING ACTIVITIES

Net income                                                     $   4,946           $  4,029
Adjustments to reconcile net income to net cash
   used in operating activities:
   Depreciation and amortization                                     196                746
   Provision for losses on accounts receivable                       126                 20
   Non-cash compensation expense                                      36                 --
   Non-cash interest expense                                          14                 16
Changes in operating assets and liabilities:
   Accounts receivable                                            (3,225)            (2,875)
   Inventories                                                       318               (253)
   Prepaid expenses and other assets                                (258)              (156)
   Accounts payable                                               (2,526)              (746)
   Accrued expenses                                                  327             (1,268)
                                                               ---------------    ---------------
Net Cash Used In Operating Activities                                (46)              (487)
                                                               ---------------    ---------------

INVESTING ACTIVITIES
  Purchases of fixed assets                                       (1,055)              (174)
  Purchases of other assets                                           --               (100)
                                                               ---------------    ---------------
Net Cash Used In Investing Activities                             (1,055)              (274)
                                                               ---------------    ---------------

FINANCING ACTIVITIES
  Principal payments on term loan                                   (500)              (500)
                                                               ---------------    ---------------
Net Cash Used in Financing Activities                               (500)              (500)
                                                               ---------------    ---------------

Decrease in cash and cash equivalents                             (1,601)            (1,261)
Cash and cash equivalents, beginning of period                     6,208              2,039
                                                               ---------------    ---------------
Cash and cash equivalents, end of period                       $   4,607           $    778
                                                               ===============    ===============

Cash Paid for:
  Taxes                                                        $     155           $    312
                                                               ===============    ===============
  Interest                                                     $   1,100           $  1,180
                                                               ===============    ===============

Supplemental schedule of non-cash financing activities:
  Issuance of restricted stock                                 $     250           $     --
                                                               ===============    ===============

                      BERNARD CHAUS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
            Six Months Ended December 31, 1999 and December 31, 1998

1.   Summary of Significant Accounting Policies

     Basis of Presentation: The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant intercompany balances and transactions were eliminated. Operating results for the quarter and six months ended December 31, 1999 are not necessarily indicative of the results that may be expected for the year ending June 30, 2000 or any other period. The balance sheet at June 30, 1999 has been derived from the audited financial statements at that date. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 1999.

     Earnings Per Share: Basic earnings per share have been computed by dividing the applicable net income by the weighted average number of common shares outstanding. Diluted earnings per share has been computed by dividing the applicable net income by the weighted average number of common shares outstanding and common stock equivalents.

     New Accounting Pronouncements: In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The statement establishes accounting and reporting standards requiring that derivative instruments (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at fair value. The statement requires that changes in a derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement and requires that a company formally document, designate and assess the effectiveness of transactions that receive hedge accounting. In June 1999, the FASB issued SFAS No. 137 which deferred the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. The Company is currently evaluating the effect of this statement on its accounting and reporting.

2.   Inventories

     Inventories (principally finished goods) are stated at the lower of cost, using the first-in first-out (FIFO) method, or market. Included in inventories is merchandise in transit of approximately $12.5 million at December 31, 1999, $10.6 million at June 30, 1999 and $8.1 million at December 31, 1998.

                      BERNARD CHAUS, INC. AND SUBSIDIARIES



3.   Financing Agreement

     The Company and BNY Financial Corporation ("BNYF"), a wholly owned subsidiary of General Motors Acceptance Corp. ("GMAC"), entered into a financing agreement in July 1991, which was amended and restated on several occasions.

     On October 10, 1997, the Company and BNYF entered into a new revolving credit facility (the "Revolving Facility") and a new term loan facility (the "Term Loan" and, together with the Revolving Facility, the "Financing Agreement"). The Financing Agreement consisted of two facilities: (i) the Revolving Facility which was a $66.0 million five-year revolving credit line with a $20.0 million sublimit for letters of credit, and (ii) the Term Loan which was a $15.0 million term loan facility. On June 3, 1998, the Company and BNYF amended the Revolving Facility to provide for a $45.5 million five-year revolving credit line with a $34.0 million sublimit for letters of credit and amended the Term Loan to provide for a $14.5 million term loan facility. Each facility matures on December 31, 2002. At December 31, 1999, the Company had availability of approximately $13.7 million (inclusive of overadvance availability) under the Financing Agreement.

     Interest on the Revolving Facility accrues at 1/2 of 1% above the Prime Rate (8.5% at December 31, 1999) and is payable on a monthly basis, in arrears. Interest on the Term Loan accrues at an interest rate ranging from 1/2 of 1% above the Prime Rate to 1 1/2% above the Prime Rate, which interest rate will be determined, from time to time, based upon the Company's availability under the Revolving Facility.

     Amortization payments in the amount of $250,000 are payable quarterly in arrears in connection with the Term Loan. Six amortization payments have been made resulting in a balance of $13.0 million at December 31, 1999. A balloon payment in the amount of $10.25 million is due on December 31, 2002. In the event of the earlier termination by the Company of the Financing Agreement, the Company will be liable for termination fees initially equal to $2.8 million, and declining to $2.2 million after October 8, 2000. The Company's obligations under the Financing Agreement are secured by a first priority lien on substantially all of the Company's assets, including the Company's accounts receivable, inventory and trademarks.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     Net sales for the quarter ended December 31, 1999 decreased 2.7% or $1.2 million as compared to the quarter ended December 31, 1998. The decrease was primarily due to a decrease of $1.4 million associated with the Company's Nautica licensed product line which was terminated in October of 1998, partially offset by an increase of $0.2 million in sales of the Company's Chaus product lines. The increase in sales in the Chaus product lines was due to an 11.9% increase in units shipped, offset by a decrease of 10.1% in average selling prices. Average selling prices of the Chaus product line decreased for the quarter ended December 31, 1999 as compared to the same period last year as a result of the highly promotional environment this holiday season.

     Net sales for the six months ended December 31, 1999 increased by 2.5% or $2.4 million as compared to the six months ended December 31, 1998. The increase was due primarily to an increase in sales of the Company's Chaus product lines of $6.6 million, partially offset by a decrease of $4.2 million in sales associated with the Company's Nautica product line which was terminated in October 1998. The increase in sales of $6.6 million or 7.3% in Chaus product lines was due to an 18.3% increase in units shipped, partially offset by a decrease of 9.4% in average selling prices. Average selling prices of the Chaus product line decreased for the six months ended December 31, 1999 as compared to the same period last year as a result of the highly promotional environment this holiday season.

     Gross profit for the quarter ended December 31, 1999 decreased $0.6 million as compared to the quarter ended December 31, 1998. As a percentage of net sales, gross profit decreased to 20.9% for the quarter ended December 31, 1999 from 21.7% for the quarter ended December 31, 1998. Gross profit for the six months ended December 31, 1999 decreased $0.1 million as compared to the six months ended December 31, 1998. As a percentage of net sales, gross profit decreased to 24.2% for the six months ended December 31, 1999 from 24.9% for the six months ended December 31, 1998. The decrease in gross profit for the quarter and six months is primarily the result of increased customer discounts.

     SG&A expenses decreased by $0.5 million for the quarter ended December 31, 1999 as compared with the quarter ended December 31, 1998. The decrease resulted from the elimination of $0.8 million of expenses attributable to the Nautica licensed product line which was terminated during the second quarter of fiscal 1999, partially offset by an increase of $0.3 million in operating expenses of the Company's Chaus product lines.

     SG&A expenses decreased by $0.9 million for the six months ended December 31, 1999 as compared with the six months ended December 31, 1998. The decrease resulted from the elimination of $2.5 million of expenses attributable to the Nautica licensed product line which was terminated during the second quarter of fiscal 1999, partially offset by an increase of $1.6 million in SG&A expenses attributable to the increased sales of the Company's Chaus product lines and expenses related to the new marketing and advertising programs.

     SG&A expenses as a percentage of net sales decreased to 18.1% for the quarter and 17.8% for the six months this year from 18.8% and 19.2%, respectively, for the comparable periods last year, indicating the Company's ability to leverage its SG&A expenses.

     In connection with the termination of the Company's former Chief Executive, Andrew Grossman, the Company became obligated to pay up to $1.66 million over a period of 20 months in consideration of Mr. Grossman's agreement not to compete for twelve months. Such amounts are charged to expense ratably over the twelve-month non-competition period. In addition, the Company became obligated to make bonus payments in an amount equal to 2.5% of net profits for fiscal years 1999 and 2000, and the pro-rated portion of the fiscal year 2001 (i.e. 1/6 of such year). Such bonus payments are being expensed over the respective fiscal years. The Company continued such payments until April 1999 when Mr. Grossman commenced employment with another company. The company is currently involved in an arbitration proceeding with Mr. Grossman in connection with a dispute as to the amount, if any, of the remaining payments due to Mr. Grossman. The Company is seeking a determination in such proceedings that Mr. Grossman is not entitled to any further payments by reason of his having taken a position with another women's apparel company and that, even if payments are due, they are subject to offset by an amount equal to his post-severance salary and bonus.

Interest expense for the six months ended December 31, 1999 decreased by $0.1 million from the comparable period last year due to decreases in bank borrowings and lower interest rates.

Net income for the six months ended December 31, 1999 increased to $4.9 million, up 22.8% over last year's comparable period. Net income for the quarter and six months ended December 31, 1998 includes a net loss of $1.9 million and $2.9 million, respectively, or a loss of $0.07 and $0.11, respectively, per diluted share, associated with the licensed Nautica business which was discontinued in the second quarter of fiscal 1999.

Financial Position, Liquidity and Capital Resources

General

     Net cash used in operating activities was approximately $0.1 million for the six months ended December 31, 1999 as compared to $0.5 million for the six months ended December 31, 1998. Cash used in operating activities in the six months ended in December 31, 1999, resulted primarily from an increase in accounts receivable ($3.2 million) and a decrease in accounts payable ($2.5 million), offset by net income of $4.9 million. Cash used in investing activities in the six months ended December 31, 1999 was for capital expenditure of $1.1 million compared to $0.2 million in the previous year.

Financing Agreement

     The Company and BNY Financial Corporation ("BNYF"), a wholly owned subsidiary of General Motors Acceptance Corp. ("GMAC"), entered into a financing agreement in July 1991, which was amended and restated on several occasions.

     On October 10, 1997, the Company and BNYF entered into a new revolving credit facility (the "Revolving Facility") and a new term loan facility (the "Term Loan" and, together with the Revolving Facility, the "Financing Agreement"). The Financing Agreement consisted of two facilities: (i) the Revolving Facility which was a $66.0 million five-year revolving credit line with a $20.0 million sublimit for letters of credit, and (ii) the Term Loan which was a $15.0 million term loan facility. On June 3, 1998, the Company and BNYF amended the Revolving Facility to provide for a $45.5 million five-year revolving credit line with a $34.0 million sublimit for letters of credit and amended the Term Loan to provide for a $14.5 million term loan facility. Each facility matures on December 31, 2002. At December 31, 1999, the Company had availability of approximately $13.7 million (inclusive of overadvance availability) under the Financing Agreement.

     Interest on the Revolving Facility accrues at 1/2 of 1% above the Prime Rate (8.5% at December 31, 1999) and is payable on a monthly basis, in arrears. Interest on the Term Loan accrues at an interest rate ranging from 1/2 of 1% above the Prime Rate to 1 1/2% above the Prime Rate, which interest rate will be determined, from time to time, based upon the Company's availability under the Revolving Facility.

     Amortization payments in the amount of $250,000 are payable quarterly in arrears in connection with the Term Loan. Six amortization payments have been made resulting in a balance of $13.0 million at December 31, 1999. A balloon payment in the amount of $10.25 million is due on December 31, 2002. In the event of the earlier termination by the Company of the Financing Agreement, the Company will be liable for termination fees initially equal to $2.8 million, and declining to $2.2 million after October 8, 2000. The Company's obligations under the Financing Agreement are secured by a first priority lien on substantially all of the Company's assets, including the Company's accounts receivable, inventory and trademarks.

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

New Accounting Pronouncements

     In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The statement establishes accounting and reporting standards requiring that derivative instruments (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at fair value. The statement requires that changes in a derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement and requires that a company formally document, designate and assess the effectiveness of transactions that receive hedge accounting. In June 1999, the FASB issued SFAS No. 137 which deferred the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. The Company is currently evaluating the effect of this statement on its accounting and reporting.

Year 2000 Compliance

     Pursuant to the Company's Year 2000 Plan, the Company's information technology ("IT") and non-IT systems have been upgraded and tested for Year 2000 compliance. As of February 1, 2000, there have been no business interruptions related to the Year 2000 issue. The Company will continue to monitor its systems. In some cases, the Company's computer systems are linked to its major customers and it has virtually no computer interfaces with its vendors. Although the Company has not experienced any Year 2000 related issues with its customers and vendors, the Company will continue to monitor these relationships and develop contingency plans, if needed, should any issues be identified.

Future Financing Requirements

     At December 31, 1999, the Company had working capital of $32.9 million. The Company's business plan requires the availability of sufficient cash flow and borrowing capacity to finance its product lines. The Company expects to satisfy such requirements through cash flow from operations and borrowings under the Financing Agreement. The Company believes that it has adequate resources to meet its needs for the foreseeable future.

     The foregoing discussion contains forward-looking statements which are based upon current expectations and involve a number of uncertainties, including the Company's ability to maintain its borrowing capabilities under the Financing Agreement or an alternative facility, retail market conditions and consumer acceptance of the Company's products.

                      BERNARD CHAUS, INC. AND SUBSIDIARIES


PART II - OTHER INFORMATION
---------------------------

Item 6. Exhibits and Reports on Form 8-K.
        ---------------------------------

     (a)  Attached hereto as Exhibits are the following:

          10.82 Employment Agreement dated November 5, 1999 between the Company and Ivy Karkut.

          27    Financial Data Schedules

     (b) The Company filed no reports on Form 8-K during the quarter ended December 31, 1999.

                      BERNARD CHAUS, INC. AND SUBSIDIARIES


SIGNATURES
----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             BERNARD CHAUS, INC.
                             (Registrant)



Date:   February 11, 2000    By:  /s/ Josephine Chaus
                                -----------------------------
                             JOSEPHINE CHAUS
                             Chairwoman of the Board,
                             Chief Executive Officer




Date:   February 11, 2000    By: /s/ Barton Heminover
                                -----------------------------
                             BARTON HEMINOVER
                             Vice President - Finance