Form 10-Q
period 2000-03-31
CHAUS BERNARD INC
filed 2000-05-15
CIK 793983

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 5(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

                 For the quarterly period ended MARCH 31, 2000.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

    For the transition period from __________________ to __________________.


                          Commission file number 1-9169

                               BERNARD CHAUS, INC.

             (Exact Name of Registrant as Specified in its Charter)


            New York                                       13-2807386
--------------------------------------------------------------------------------
(State or other jurisdiction of                  (I.R.S. employer identification
 incorporation or organization)                  number)


 530 Seventh Avenue, New York, New York                       10018
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                   (Zip Code)

        Registrant's telephone number, including area code (212) 354-1280


1410 Broadway, New York, New York 10018
--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes X No .

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


     Date                       Class                        Shares Outstanding
     ----                       -----                        ------------------

   04/14/00           Common Stock, $0.01 par value              27,215,907
--------------        -----------------------------          ------------------

                                      INDEX


PART I     FINANCIAL INFORMATION
------     ---------------------

Item 1.    Condensed Consolidated Financial Statements (Unaudited)      PAGE

           Condensed Consolidated Balance Sheets as of
           March 31, 2000, June 30, 1999 and
           March 31, 1999                                                  3

           Condensed Consolidated Statements of Operations for the
           Quarters and Nine Months ended March 31, 2000 and 1999          4

           Condensed Consolidated Statements of Cash Flows
           for the Nine Months ended March 31, 2000 and 1999               5

           Notes to Condensed Consolidated Financial Statements            6

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                             9


PART II    OTHER INFORMATION
-------    -----------------

Item 6.    Exhibits and Reports on Form 8-K                               13


SIGNATURES                                                                14

PART I -- FINANCIAL INFORMATION
Item 1.  Financial Statements

                      BERNARD CHAUS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
          (In thousands, except number of shares and per share amounts)

                                                                 March 31,              June 30,              March 31,
                                                                   2000                   1999                  1999
                                                             ------------------     ------------------    -----------------
                                                                (Unaudited)                (*)               (Unaudited)
ASSETS
Current Assets
     Cash and cash equivalents                                    $     129              $   6,208              $      74
     Accounts receivable - net                                       50,558                 26,756                 41,661
     Inventories                                                     13,798                 18,806                 13,836
     Prepaid expenses                                                   880                    684                    558
                                                                  ---------              ---------              ---------
          Total current assets                                       65,365                 52,454                 56,129
Fixed assets - net                                                    4,039                    760                    840
Other assets                                                            334                    270                    266
                                                                  ---------              ---------              ---------
          Total assets                                            $  69,738              $  53,484              $  57,235
                                                                  =========              =========              =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
     Revolving credit borrowings                                  $  12,715                      -                  8,131
     Accounts payable                                                15,396                 17,499                 15,315
     Accrued expenses                                                 5,503                  4,625                  4,683
     Term loan - current                                              1,000                  1,000                  1,000
                                                                  ---------              ---------              ---------
          Total current liabilities                                  34,614                 23,124                 29,129
Term loan                                                            11,750                 12,500                 12,750
                                                                  ---------              ---------              ---------
          Total liabilities                                          46,364                 35,624                 41,879
                                                                  ---------              ---------              ---------

STOCKHOLDERS' EQUITY
     Preferred stock, $.01 par value,                                    --                     --                     --
      Authorized shares - 1,000,000;
      outstanding shares - none
     Common stock, $.01 par value,                                      273                    272                    272
      Authorized shares - 50,000,000;
      issued shares - 27,278,177 at March 31,
      2000 and 27,178,177 at June 30, 1999 and
      March 31, 1999
     Unearned compensation                                             (107)                    --                     --
     Additional paid-in capital                                     125,473                125,224                125,224
     Deficit                                                       (100,785)              (106,156)              (108,660)
     Less:  Treasury stock at cost -
      62,270 shares at March 31, 2000, June
      30, 1999 and March 31, 1999                                    (1,480)                (1,480)                (1,480)
                                                                  ---------              ---------              ---------
     Total stockholders' equity                                      23,374                 17,860                 15,356
                                                                  ---------              ---------              ---------
          Total liabilities and stockholders' equity              $  69,738              $  53,484              $  57,235
                                                                  =========              =========              =========

*Derived from audited financial statements at June 30, 1999

 See accompanying notes to condensed consolidated financial statements.

                      BERNARD CHAUS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
          (In thousands, except number of shares and per share amounts)



                                                             For the Quarter Ended             For the Nine Months Ended
                                                          March 31,          March 31,         March 31,        March 31,
                                                            2000               1999              2000             1999
                                                          ---------          ---------         ---------        ---------
                                                                  (Unaudited)                          (Unaudited)
Net sales                                                 $   51,600        $   52,129        $  148,294        $  146,471
Cost of goods sold                                            40,879            37,694           114,204           108,541
                                                          ----------        ----------        ----------        ----------

Gross profit                                                  10,721            14,435            34,090            37,930
Selling, general and administrative expenses                   9,747             9,431            26,925            27,536
                                                          ----------        ----------        ----------        ----------
Income from operations                                           974             5,004             7,165            10,394

Interest expense, net                                            540               603             1,684             1,880
                                                          ----------        ----------        ----------        ----------

Income before provision for income taxes                         434             4,401             5,481             8,514
Provision for income taxes                                         9                89               110               173
                                                          ----------        ----------        ----------        ----------

Net income                                                $      425        $    4,312        $    5,371        $    8,341
                                                          ==========        ==========        ==========        ==========

Basic and diluted earnings per share                      $     0.02        $     0.16        $     0.20        $     0.31
                                                          ==========        ==========        ==========        ==========

Weighted average number of common shares
outstanding - basic                                       27,216,000        27,116,000        27,160,000        27,116,000
                                                          ==========        ==========        ==========        ==========
Weighted average number of common and
common equivalent shares outstanding - diluted            27,218,000        27,116,000        27,261,000        27,145,000
                                                          ==========        ==========        ==========        ==========



See accompanying notes to condensed consolidated financial statements

                      BERNARD CHAUS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                 For the Nine Months Ended
                                                                 -------------------------
                                                               March 31,           March 31,
                                                                 2000                1999
                                                               ---------           ---------
                                                                        (Unaudited)
OPERATING ACTIVITIES
Net income                                                      $  5,371            $  8,341
Adjustments to reconcile net income to net cash
 used in operating activities:
   Depreciation and amortization                                     302               1,174
   Provision for losses on accounts receivable                       191                  20
   Non-cash compensation expense                                     143                  --
   Non-cash interest expense                                          21                  23
Changes in operating assets and liabilities:
   Accounts receivable                                           (23,993)            (24,392)
   Inventories                                                     5,008               3,650
   Prepaid expenses and other assets                                (290)               (293)
   Accounts payable                                               (2,103)              2,310
   Accrued expenses                                                  878                 191
                                                                --------            --------
Net Cash Used In Operating Activities                            (14,472)             (8,976)
                                                                --------            --------

INVESTING ACTIVITIES
  Purchases of fixed assets                                       (3,572)               (226)
  Purchases of other assets                                           --                (144)
                                                                --------            --------
Net Cash Used In Investing Activities                             (3,572)               (370)
                                                                --------            --------

FINANCING ACTIVITIES
  Net proceeds from short-term borrowings                         12,715               8,131
  Principal payments on term loan                                   (750)               (750)
                                                                --------            --------
Net Cash Provided By Financing Activities                         11,965               7,381
                                                                --------            --------

Decrease in cash and cash equivalents                             (6,079)             (1,965)
Cash and cash equivalents, beginning of period                     6,208               2,039
                                                                --------            --------
Cash and cash equivalents, end of period                        $    129            $     74
                                                                ========            ========

Cash Paid for:
 Taxes                                                          $    171            $    325
                                                                ========            ========
 Interest                                                       $  1,611            $  1,711
                                                                ========            ========

Supplemental schedule of non-cash financing activities:
  Issuance of restricted stock                                  $    250            $     --
                                                                ========            ========

                      BERNARD CHAUS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
               Nine Months Ended March 31, 2000 and March 31, 1999


1. Summary of Significant Accounting Policies

         Basis of Presentation: The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant intercompany balances and transactions were eliminated. Operating results for the quarter and nine months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending June 30, 2000 or any other period. The balance sheet at June 30, 1999 has been derived from the audited financial statements at that date. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 1999.

         Earnings Per Share: Basic earnings per share has been computed by dividing the applicable net income by the weighted average number of common shares outstanding. Diluted earnings per share has been computed by dividing the applicable net income by the weighted average number of common shares outstanding and common stock equivalents.

         New Accounting Pronouncements: In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The statement establishes accounting and reporting standards requiring that derivative instruments (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at fair value. The statement requires that changes in a derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement and requires that a company formally document, designate and assess the effectiveness of transactions that receive hedge accounting. In June 1999, the FASB issued SFAS No. 137 which deferred the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. The Company is currently evaluating the effect of this statement on its accounting and reporting, however, the Company does not presently use derivative instruments.

2. Inventories

         Inventories (principally finished goods) are stated at the lower of cost, using the first-in first-out (FIFO) method, or market. Included in inventories is merchandise in transit of approximately $4.7 million at March 31, 2000, $10.6 million at June 30, 1999 and $7.0 million at March 31, 1999.

                      BERNARD CHAUS, INC. AND SUBSIDIARIES


3. Financing Agreement

         The Company and BNY Financial Corporation ("BNYF"), a wholly owned subsidiary of General Motors Acceptance Corp. ("GMAC"), entered into a financing agreement in July 1991, which was amended and restated on several occasions.

         On October 10, 1997, the Company and BNYF entered into a new revolving credit facility (the "Revolving Facility") and a new term loan facility (the "Term Loan" and, together with the Revolving Facility, the "Financing Agreement"). The Financing Agreement consisted of two facilities: (i) the Revolving Facility which was a $66.0 million five-year revolving credit line with a $20.0 million sublimit for letters of credit, and (ii) the Term Loan which was a $15.0 million term loan facility. On June 3, 1998, the Company and BNYF amended the Revolving Facility to provide for a $45.5 million five-year revolving credit line with a $34.0 million sublimit for letters of credit and amended the Term Loan to provide for a $14.5 million term loan facility. Each facility matures on December 31, 2002. At March 31, 2000, the Company had availability of approximately $13.6 million (inclusive of overadvance availability) under the Financing Agreement. The Company had borrowings of $12.7 million at March 31, 2000 under the Revolving Facility.

         Interest on the Revolving Facility accrues at 1/2 of 1% above the Prime Rate (9.00% at March 31, 2000) and is payable on a monthly basis, in arrears. Interest on the Term Loan accrues at an interest rate ranging from 1/2 of 1% above the Prime Rate to 1 1/2% above the Prime Rate, which interest rate will be determined, from time to time, based upon the Company's availability under the Revolving Facility.

         Amortization payments in the amount of $250,000 are payable quarterly in arrears in connection with the Term Loan. Seven amortization payments have been made resulting in a balance of $12.8 million at March 31, 2000. A balloon payment in the amount of $10.25 million is due on December 31, 2002. In the event of the earlier termination by the Company of the Financing Agreement, the Company will be liable for termination fees initially equal to $2.8 million, and declining to $2.2 million after October 8, 2000. The Company's obligations under the Financing Agreement are secured by a first priority lien on substantially all of the Company's assets, including the Company's accounts receivable, inventory and trademarks.

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

4. Stock Exchange Listing Requirements

         The Company has received a notice from the New York Stock Exchange (the "NYSE"), that based upon new continued listing requirements adopted by the NYSE, the Company is currently below NYSE criteria in respect of the requirements that total market capitalization be not less than $50 million and stockholders' equity be not less than $50 million. As of March 31, 2000, the Company's stockholders' equity was approximately $23.4 million and its total market capitalization was approximately $45.9 million. The NYSE has requested that the Company submit to the NYSE a business plan for attaining compliance with the new continued listing standards

                      BERNARD CHAUS, INC. AND SUBSIDIARIES


over the 18 month period ending September 30, 2001. The Company intends to submit a plan which will call for attaining compliance through a combination of earnings generated from operations and strategic transactions. If such plan is accepted, the Company will be monitored by the NYSE on a quarterly basis for compliance with the plan. There can be no assurance that the Company's plan will be accepted or that, if accepted, the Company will remain in compliance with the plan. If the plan is not accepted or the Company falls out of compliance with the plan, the Company will be subject to delisting of its common stock from the NYSE. In such event, the Company would consider listing its common stock on an alternative exchange, if available, or trading its common stock in the over the counter market.

                      BERNARD CHAUS, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

         Net sales for the quarter ended March 31, 2000 decreased 1.0% or $0.5 million to $51.6 million as compared to $52.1 million for the quarter ended March 31, 1999. The decrease in sales was primarily due to an increase in customer discounts as a result of the highly promotional environment which has continued since the holiday season, partially offset by a 7.2% increase in units shipped.

         Net sales for the nine months ended March 31, 2000 increased by 1.2% or $1.8 million to $148.3 million as compared to $146.5 for the nine months ended March 31, 1999. The increase was due primarily to an increase in sales of the Company's Chaus product lines of $6.0 million (primarily in the first quarter), partially offset by a decrease of $4.2 million in sales associated with the Company's Nautica product line which was terminated in October 1998.

         Gross profit for the quarter ended March 31, 2000 decreased $3.7 million as compared to the quarter ended March 31, 1999. As a percentage of net sales, gross profit decreased to 20.8% for the quarter ended March 31, 2000 from 27.7% for the quarter ended March 31, 1999.

         Gross profit for the nine months ended March 31, 2000 decreased $3.8 million as compared to the nine months ended March 31, 1999. As a percentage of sales, gross profit decreased to 23.0% for the nine months ended March 31, 2000 from 25.9% for the nine months ended March 31, 1999. The decrease in gross profit for the quarter and nine months ended March 31, 2000 is primarily the result of increased customer discounts.

         SG&A expenses increased by $0.3 million for the quarter ended March 31, 2000 as compared with the quarter ended March 31, 1999. Approximately $0.2 million of this increase was associated with the relocation of the Company's corporate headquarters. As a percentage of net sales, SG&A expenses increased to 18.9% for the quarter ended March 31, 2000 as compared with 18.1% for the corresponding quarter last year.

         SG&A expenses decreased by $0.6 million for the nine months ended March 31, 2000 as compared with the nine months ended March 31, 1999. The decrease resulted from the elimination of $2.5 million of expenses attributable to the Nautica licensed product line which was terminated during the second quarter of fiscal 1999, partially offset by an increase of $1.9 million in SG&A expenses associated with the Company's Chaus product lines including expenses related to the new marketing and advertising program. As a percentage of net sales, SG&A expenses decreased to 18.2% for the nine months this year from 18.8% for the nine months ended March 31, 1999.

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

                      BERNARD CHAUS, INC. AND SUBSIDIARIES


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

         Interest expense for the quarter and nine months ended March 31, 2000 decreased by $0.1 million and $0.2 million , respectively, from the comparable periods last year due to decreases in bank borrowings offset by higher interest rates.

         Net income for the quarter ended March 31, 2000 decreased to $0.4 million from $4.3 million from the comparable period last year. Net income for the nine months ended March 31, 2000 decreased to $5.4 million from $8.3 million for the comparable period last year. Net income for the nine months ended March 31, 1999 includes a net loss of $2.9 million, or $0.11 per diluted share, associated with the licensed Nautica business which was discontinued in the second quarter of fiscal 1999.

Financial Position, Liquidity and Capital Resources

General

         Net cash used in operating activities was approximately $14.5 million for the nine months ended March 31, 2000 as compared to $9.0 million for the nine months ended March 31, 1999. Cash used in operating activities in the nine months ended March 31, 2000 resulted primarily from an increase in accounts receivable ($24.0 million) and a decrease in accounts payable ($2.1 million) offset by net income of $5.4 million and decreases in inventory ($5.0 million). Cash used in investing activities in the nine months ended March 31, 2000 was for capital expenditures of $3.6 million compared to $0.2 million in the previous year. The Company anticipates additional capital expenditures of approximately $1.5 million in fiscal 2000.

Financing Agreement

         The Company and BNY Financial Corporation ("BNYF"), a wholly owned subsidiary of General Motors Acceptance Corp. ("GMAC"), entered into a financing agreement in July 1991, which was amended and restated on several occasions.

         On October 10, 1997, the Company and BNYF entered into a new revolving credit facility (the "Revolving Facility") and a new term loan facility (the "Term Loan" and, together with the Revolving Facility, the "Financing Agreement"). The Financing Agreement consisted of two facilities: (i) the Revolving Facility which was a $66.0 million five-year revolving credit line with a $20.0 million sublimit for letters of credit, and (ii) the Term Loan which was a $15.0 million term loan facility. On June 3, 1998, the Company and BNYF amended the Revolving Facility to provide for a $45.5 million five-year revolving credit line with a $34.0 million sublimit for letters of

                      BERNARD CHAUS, INC. AND SUBSIDIARIES


credit and amended the Term Loan to provide for a $14.5 million term loan facility. Each facility matures on December 31, 2002. At March 31, 2000, the Company had availability of approximately $13.6 million (inclusive of overadvance availability) under the Financing Agreement. The Company had borrowings of $12.7 million at March 31, 2000 under the Revolving Facility.

         Interest on the Revolving Facility accrues at 1/2 of 1% above the Prime Rate (9.0% at March 31, 2000) and is payable on a monthly basis, in arrears. Interest on the Term Loan accrues at an interest rate ranging from 1/2 of 1% above the Prime Rate to 1 1/2% above the Prime Rate, which interest rate will be determined, from time to time, based upon the Company's availability under the Revolving Facility.

         Amortization payments in the amount of $250,000 are payable quarterly in arrears in connection with the Term Loan. Seven amortization payments have been made resulting in a balance of $12.8 million at March 31, 2000. A balloon payment in the amount of $10.25 million is due on December 31, 2002. In the event of the earlier termination by the Company of the Financing Agreement, the Company will be liable for termination fees initially equal to $2.8 million, and declining to $2.2 million after October 8, 2000. The Company's obligations under the Financing Agreement are secured by a first priority lien on substantially all of the Company's assets, including the Company's accounts receivable, inventory and trademarks.

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

New Accounting Pronouncements

         In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The statement establishes accounting and reporting standards requiring that derivative instruments (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at fair value. The statement requires that changes in a derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement and requires that a company formally document, designate and assess the effectiveness of transactions that receive hedge accounting. In June 1999, the FASB issued SFAS No. 137 which deferred the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. The Company is currently evaluating the effect of this statement on its accounting and reporting, however, the Company does not presently use derivative instruments.

                      BERNARD CHAUS, INC. AND SUBSIDIARIES


Year 2000 Compliance

         Pursuant to the Company's Year 2000 Plan, the Company's information technology ("IT") and non-IT systems have been upgraded and tested for Year 2000 compliance. As of April 14, 2000, there have been no business interruptions related to the Year 2000 issue. The Company will continue to monitor its systems. In some cases, the Company's computer systems are linked to its major customers and it has virtually no computer interfaces with its vendors. Although the Company has not experienced any Year 2000 related issues with its customers and vendors, the Company will continue to monitor these relationships and develop contingency plans, if needed, should any issues be identified.

Future Financing Requirements

         At March 31, 2000, the Company had working capital of $30.8 million. The Company's business plan requires the availability of sufficient cash flow and borrowing capacity to finance its product lines. The Company expects to satisfy such requirements through cash flow from operations and borrowings under the Financing Agreement. The Company believes that it has adequate resources to meet its needs for the foreseeable future.

         The foregoing discussion contains forward-looking statements which are based upon current expectations and involve a number of uncertainties, including the Company's ability to maintain its borrowing capabilities under the Financing Agreement or an alternative facility, retail market conditions and consumer acceptance of the Company's products.

Other Matters

         The Company has received a notice from the New York Stock Exchange (the "NYSE"), that based upon new continued listing requirements adopted by the NYSE, the Company is currently below NYSE criteria in respect of the requirements that total market capitalization be not less than $50 million and stockholders' equity be not less than $50 million. As of March 31, 2000, the Company's stockholders' equity was approximately $23.4 million and its total market capitalization was approximately $45.9 million. The NYSE has requested that the Company submit to the NYSE a business plan for attaining compliance with the new continued listing standards over the 18 month period ending September 30, 2001. The Company intends to submit a plan which will reflect that a portion of the shortfall in shareholders' equity is expected to be attained through earnings over such period and that the Company will consider additional alternatives to meet the balance of the shortfall, so long as those alternatives are consistent with the Company's long-term objectives. If such plan is accepted, the Company will be monitored by the NYSE on a quarterly basis for compliance with the plan. If such plan is not accepted by the NYSE, the Company's common stock will no longer be traded on the NYSE. There can be no assurance that the Company's plan will be accepted or that, if accepted, the Company will remain in compliance with the plan. In such event, the Company would consider listing its common stock on an alternative exchange, if available, or trading its common stock in the over the counter market.

                      BERNARD CHAUS, INC. AND SUBSIDIARIES


PART II - OTHER INFORMATION
---------------------------

Item 5.  Other Information

         Effective January 15, 2000, Stuart Levy, the Company's Chief Financial Officer, left the Company to pursue other business interests. He is currently serving as consultant to the Company. Barton Heminover has assumed Mr. Levy's responsibilities and is serving as Vice President of Finance.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)    Attached hereto as Exhibits are the following:

                27   Financial Data Schedules

         (b) The Company filed no reports on Form 8-K during the quarter ended March 31, 2000.

                      BERNARD CHAUS, INC. AND SUBSIDIARIES


SIGNATURES
----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    BERNARD CHAUS, INC.
                                    (Registrant)



Date:    May 11,  2000              By: /s/ Josephine Chaus
                                        -------------------
                                    JOSEPHINE CHAUS
                                    Chairwoman of the Board,
                                    Chief Executive Officer




Date:    May 11,  2000              By: /s/ Barton Heminover
                                        --------------------
                                    BARTON HEMINOVER
                                    Vice President - Finance