Form 10-K
period 2000-06-30
CHAUS BERNARD INC
filed 2000-09-28
CIK 793983

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-K
       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                     For the fiscal year ended June 30, 2000
                                       or
     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                    For the transition period from        to

                          Commission file number 1-9169

                               BERNARD CHAUS, INC.
             (Exact name of registrant as specified in its charter)

               New York                                   13-2807386
   (State or other jurisdiction of          (I.R.S. Employer Identification No.)
    incorporation or organization)

 530 Seventh Avenue, New York, New York                      10018
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

     The aggregate market value of the voting stock held by non-affiliates of the registrant on September 22, 2000 was $4,707,000.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

      Date                          Class                   Shares Outstanding
      ----                          -----                   ------------------
September 22, 2000       Common Stock, $0.01 par value          27,215,907

                                                           LOCATION IN FORM 10-K IN
         DOCUMENTS INCORPORATED BY REFERENCE                  WHICH INCORPORATED
         -----------------------------------                  ------------------
Portions of registrant's Proxy Statement for the Annual            Part III
 Meeting of Stockholders to be held November 15, 2000.

PART I

ITEM 1. BUSINESS.

GENERAL

     Bernard Chaus, Inc. (the "Company" or "Chaus") designs, arranges for the manufacture of and markets an extensive range of women's career and casual sportswear principally under the JOSEPHINE CHAUS(R) COLLECTION, JOSEPHINE CHAUS(R) STUDIO, JOSEPHINE CHAUS(R) ESSENTIALS and JOSEPHINE CHAUS(R) SPORT trademarks. The Company's products are sold nationwide through department store chains, specialty retailers and other retail outlets. The Company has positioned its Chaus product line into the opening price points of the "better" category.

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

     During fiscal 2000, the suggested retail prices of the Company's Chaus products ranged between $24.00 and $280.00. The Company's jackets ranged in price between $98.00 and $180.00, its blouses and sweaters ranged in price between $38.00 and $120.00, its skirts and pants ranged in price between $48.00 and $110.00, and its knit tops and bottoms ranged in price between $24.00 and $68.00.

     The following table sets forth a breakdown by percentage of the Company's net sales by brand for fiscal 1998 through fiscal 2000:

                                            Fiscal Year Ended June 30,
                                           2000        1999        1998
                                          ------      ------      ------
Josephine Chaus Collection (1)              30%         41%         39%
Josephine Chaus Woman Collection (1)        11          14          12
Josephine Chaus Petite Collection (1)        8          13          10
Josephine Chaus Sport (1)                   24          27          29
Josephine Chaus Essentials (1)               7           0           0
Josephine Chaus Studio (1)                  20           2           0
Nautica                                      0           2           8
Other (2)                                    0           1           2
                                          ------      ------      ------
   Total                                   100%        100%        100%

(1) Josephine Chaus Collection and Josephine Chaus Sport were formerly Chaus Collection and Chaus Sport, respectively. The Josephine Chaus trade names began shipping in June 1999 to department stores for the Fall 1999 season.
(2) Outlet stores offset by intercompany elimination

-----------------

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

CUSTOMERS

     The Company's products are sold nationwide in an estimated 1,500 doors operated by approximately 90 department store chains, specialty retailers and other retail outlets. The Company does not have any long-term commitments or contracts with any of its customers.

     The Company extends credit to its customers based upon an evaluation of the customer's financial condition and credit history and generally does not require collateral. At June 30, 2000 and 1999, approximately 77% and 82%, respectively, of the Company's accounts receivable were due from department store customers owned by three single corporate entities. During fiscal 2000, approximately 86% of the Company's net sales were made to department store customers owned by four single corporate entities, as compared to 82% in fiscal 1999 and 1998. Sales to Dillard's Department Stores accounted for 42% of net sales in fiscal 2000, 40% in fiscal 1999 and 43% in fiscal 1998. Sales to the May Department Stores Company accounted for approximately 26% of the Company's net sales in fiscal 2000, 28% in fiscal 1999 and 29% in fiscal 1998. Sales to TJX Companies, Inc. accounted for approximately 13% of net sales in fiscal 2000, 7% in fiscal 1999 and 3% in fiscal 1998. Sales to Federated Department Stores accounted for approximately 5% of net sales in fiscal 2000 and 7% of net sales in fiscal 1999 and 1998. As a result of the Company's dependence on its major customers, such customers may have the ability to influence the Company's business decisions. The loss of or significant decrease in business from any of its major customers would have a material adverse effect on the Company's financial position and results of operations.

SALES AND MARKETING

     The Company's selling operation is highly centralized. Sales to the Company's department and specialty store customers are made primarily through the Company's New York City showrooms. As of June 30, 2000, the Company had an in-house sales force of 26, all of whom are located in the New York City showrooms. Senior management, principally Josephine Chaus, Chairwoman of the Board, Chief Executive Officer and principal stockholder of the Company, and Ivy Karkut, President of the Company, actively participate in the planning of the Company's marketing and selling efforts. The Company does not employ independent sales representatives or operate regional sales offices, but it does participate in various regional merchandise marts. This sales structure enables management to control the Company's selling operation more effectively, to limit travel expenses, as well as to deal directly with, and be readily accessible to, major customers.

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

DESIGN

     The Company's products and certain of the fabrics from which they are made are designed by an in-house staff of fashion designers. The 20 person design staff, headed by Judith Leech, monitors current fashion trends and changes in consumer preferences. Ms. Chaus, who is instrumental in the design function, meets regularly with the design staff to create, develop and coordinate the seasonal collections. The Company believes that its design staff is well regarded for its distinctive styling and its ability to contemporize fashion classics. Emphasis is placed on the coordination of outfits and quality of fabrics to encourage the purchase of more than one garment.

MANUFACTURING AND DISTRIBUTION

     The Company does not own any manufacturing facilities; all of its products are manufactured in accordance with its design specifications and production schedules through arrangements with independent manufacturers. The Company believes that outsourcing its manufacturing maximizes its flexibility while avoiding significant capital expenditures, work-in-process buildup and the costs of a large workforce. A substantial amount (approximately 90%) of its product is manufactured by approximately 25 key independent suppliers located primarily in South Korea, Hong Kong, Taiwan, China, Indonesia and elsewhere in the Far East. Approximately 10% of the Company's products are manufactured in the United States and the Caribbean Basin. No contractual obligations exist between the Company and its manufacturers except on an order-by-order basis. During fiscal 2000, the Company purchased approximately 71% of its finished goods from its ten largest manufacturers, including approximately 26% of its purchases from its largest manufacturer. Contracting with foreign manufacturers enables the Company to take advantage of prevailing lower labor rates and to use a skilled labor force to produce high quality products.

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

     The Company uses a broad range of fabrics in the production of its clothing, consisting of synthetic fibers (including polyester and acrylic), natural fibers (including cotton and wool), and blends of natural and synthetic fibers. The Company does not have any formal, long-term arrangements with any fabric or other raw material supplier. During fiscal 2000, virtually all of the fabrics used in the Company's products manufactured in the Far East were ordered from the Company's five largest suppliers in the Far East, which are located in Japan, Taiwan, Hong Kong and Korea, and virtually all of the fabric used in the Company's products manufactured in the United States and the Caribbean Basin were ordered by three major suppliers from these regions. The Company selects the fabrics to be purchased, which are generally produced for it in accordance with its own specifications. To date, the Company has not experienced any significant difficulty in obtaining fabrics or other raw materials and considers its sources of supply to be adequate.

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

BACKLOG

     As of September 10, 2000 and 1999, the Company's order book reflected unfilled customer orders for approximately $51.1 and $62.0 million of merchandise, respectively. Order book data at any date are materially affected by the timing of the initial showing of collections to the trade, as well as by the timing of recording of orders and of shipments. The order book represents customer orders prior to discounts. The Company does not believe that cancellations, rejections or returns will materially reduce the amount of sales realized from such backlog.

TRADEMARKS

     CHAUS(R), CHAUS SPORT(R), CHAUS WOMAN(R) and MS. CHAUS(R) are registered trademarks of the Company in the United States for use on ladies' garments. These trademarks are renewable during the years 2002 through 2008. JOSEPHINE(R) is also a registered trademark of the Company in the United States, renewable in the year 2001, for use on ladies' blouses and sweaters. The Company has pending applications to register J. CHAUS and JOSEPHINE CHAUS for ladies garments. The Company considers its trademarks to be strong and highly recognized, and to have significant value in the marketing of its products.

     The Company has also registered its CHAUS(R), CHAUS SPORT(R), CHAUS WOMAN(R), JOSEPHINE CHAUS(R) and JOSEPHINE(R) marks for women's apparel in certain foreign countries and has legal trademark rights in certain foreign countries for selected women's accessories including handbags, small leather goods and footwear. The Company has pending applications to register CHAUS and JOSEPHINE CHAUS in the European Economic Community covering clothing, accessories and cosmetics.

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

     Furthermore, the Company's traditional department store customers, which account for a substantial portion of the Company's business, encounter intense competition from off-price and discount retailers, mass merchandisers and specialty stores. The Company believes that its ability to increase its present levels of sales will depend on such customers' ability to maintain their competitive position and the Company's ability to increase its market share of sales to department stores.

EMPLOYEES

     At June 30, 2000, the Company employed 312 employees as compared with 306 employees at June 30, 1999. This total includes 59 in managerial and administrative positions, approximately 93 in design, production and production administration, 33 in marketing, merchandising and sales and 68 in distribution. Of the Company's total employees, 59 were located in the Far East. The Company is a party to a collective bargaining agreement with the Amalgamated Workers Union, Local 88, covering 94 full-time employees. This agreement expires August 31, 2003.

     The Company considers its relations with its employees to be satisfactory and has not experienced any business interruptions as a result of labor disagreements with its employees.

EXECUTIVE OFFICERS

The executive officers of the Company are:
NAME                AGE   POSITION
Josephine Chaus     49    Chairwoman of the Board and Chief Executive Officer
Ivy Karkut          46    President and Director
Nicholas DiPaolo    59    Vice Chairman of the Board and Chief Operating Officer
Barton Heminover    46    Vice President of Finance

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

     Ivy Karkut was appointed President of the Company in November 1999. Prior to joining the Company, Ms. Karkut was employed by the Tommy Hilfiger Corporation as Senior Vice President of Sales for Tommy Jeans from 1995 to 1999. Prior to 1995, Ms. Karkut served as Vice President of Sales and Marketing for Chaps by Ralph Lauren, as Vice President of Sales for Ralph Lauren's Men's Sportswear, and as Head of Men's Sales for Liz Claiborne.

     Nicholas DiPaolo was appointed Vice Chairman of the Board and Chief Operating Officer in September 2000 and served as a director of the Company from February 1999 through September 2000. Prior to joining the Company, Mr. DiPaolo served as a consultant to the apparel industry and as a private investor. From 1991 through May 1997, Mr. DiPaolo served as Chairman, President and Chief Executive Officer of Salant Coporation, a diversified apparel company which he joined in 1988 as President and Chief Operating Officer. Prior to 1988, he held executive positions with a number of apparel and related companies, including Manahattan Industries, a menswear company, and The Villager, a women's sportswear company. Mr. DiPaolo currently serves as a director of JPS Industries Inc., a publicly traded manufacturer of specialty extruded and woven materials.

     Barton Heminover was appointed Vice President of Finance in January 2000 and was Vice President - Corporate Controller and Assistant Secretary to the Company from 1996 to 2000. From January 1983 to July 1996 he was employed by Petrie Retail, Inc. (formerly Petrie Stores Corporation), a woman's retail apparel chain, serving as Vice President/Treasurer from 1986 to 1994 and as Vice President/Financial Controller from 1994 to 1996.

     Effective January 15, 2000, Stuart Levy, the Company's Chief Financial Officer, left the Company to pursue other business interests. He is currently serving as a consultant to the Company. Mr. Heminover has assumed Mr. Levy's responsibilities.

ITEM 2. PROPERTIES.

     The Company's principal executive offices were relocated from 1410 Broadway to 530 Seventh Avenue in New York City during the third quarter of fiscal 2000. These facilities also house the Company's showrooms and its sales, design, production and merchandising staffs. The lease for the new facility covers 28,000 square feet and expires in May 2009. Net base rental expense for the executive offices aggregated approximately $0.9 million in fiscal 2000, $0.8 million in fiscal 1999 and $0.7 million in fiscal 1998.

     The Company also relocated its technical production support facilities (including its sample and patternmakers) from 520 to 519 Eighth Avenue in New York City beginning February 1, 2000. The lease for the new facility covers 15,000 square feet and expires in August 2009. Net base rental expense for the technical production support facilities aggregated approximately $0.3 million for fiscal 2000 and $0.2 million for fiscal 1999 and 1998.

     The Company's distribution center is located in Secaucus, New Jersey where the Company leases approximately 276,000 square feet. This facility also houses the Company's administrative and finance personnel, its computer operations, and its one retail outlet store. This space is occupied under a lease expiring June 30, 2004. Base rental expense for the Secaucus facilities aggregated approximately $1.1 million in fiscal 2000, 1999 and 1998.

     Office locations are also leased in Hong Kong, Korea and Taiwan, with annual aggregate rental expense of approximately $0.1 million for fiscal 2000 and 1999 and $0.2 million for fiscal 1998.

ITEM 3. LEGAL PROCEEDINGS.

     By Demand for Arbitration filed on June 9, 1999, the former chief executive officer of the Company, Andrew Grossman, commenced an arbitration before the American Arbitration Association ("AAA") in New York alleging breach of his employment contract. By Award of Arbitrators (the "Award") dated June 30, 2000, a panel of the AAA awarded Mr. Grossman a portion of the relief he had requested. Pursuant to the Award, the Company paid Mr. Grossman

$848,347 (less applicable withholding taxes) on July 25, 2000. The Company made two additional payments of $83,333 each (less applicable withholding taxes) on July 31, 2000 and August 31, 2000. The Award further provides that Mr. Grossman is to receive net profit participation of 2.5% of the annual net profit (as that term is defined in the employment contract between Mr. Grossman and the Company) of the Company for the fiscal year ended June 30, 2000 upon filing of the Company's fiscal year 2000 Form 10-K report. In fiscal 2000 and 1999, the Company had accrued $0.6 million and $0.5 million, respectively, pursuant to the employment contract. Mr. Grossman is to also receive net profit participation of
 .4166% of the annual net profit (as that term is defined in the employment contract between Mr. Grossman and the Company) for the fiscal year ended June 30, 2001 upon filing of the Company's fiscal year 2001 Form 10-K report.

     There are no material pending legal proceedings to which the Company is a party or to which any of its properties is subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Common Stock is traded on the New York Stock Exchange ("NYSE") under the symbol "CHS."

     The Company received a notice from the New York Stock Exchange (the "NYSE") in March 2000, that based upon new continued listing requirements adopted by the NYSE, the Company was below NYSE criteria in respect of the requirements that total market capitalization be not less than $50 million and stockholders' equity be not less than $50 million. As of June 30, 2000, the Company's stockholders' equity was approximately $18.3 million and its total market capitalization was approximately $18.7 million. In July 2000, the NYSE accepted the Company's 18 month plan for attaining compliance with the new continued listing requirements and indicated that the Company would be monitored on a quarterly basis by the NYSE for compliance with the plan. On July 21, 2000, the NYSE notified the Company that failure to restore the price of its common stock above $1.00 (based upon a 30-day average) within six months of the notification would result in the delisting of its common stock. The Company's stock price has been below the $1.00 minimum requirement for continued listing for several months and the retail environment has continued to be difficult. Therefore, the Company determined that it is more prudent to invest in its core business and continue to meet the needs of its retail customers, rather than to divert resources and reduce investment in the business in an attempt to maintain its listing. As a result, on September 28, 2000 the Company announced that it is seeking a quotation of its shares of common stock on the OTC Bulletin Board in lieu of its NYSE listing. NYSE trading is expected to be discontinued effective prior to the opening of trading on October 6, 2000. After such date, the Company's common stock will be traded in the over the counter market and quotations are expected to be available on the OTC Bulletin Board. The Company is unable to predict the effect, if any, of the delisting on the market for and liquidity of its common stock which will depend upon, among other factors, the availability of market mamers for the stock. The Company believes it has adequate capital resources for the foreseeable future.

     The following table sets forth for each of the Company's fiscal periods indicated the high and low sales prices for the Common Stock as reported on the NYSE.

                                                            HIGH       LOW
                                                            ----       ---
FISCAL 1999
                  First Quarter..........................  $3.875    $2.625
                  Second Quarter.........................   4.125     2.188
                  Third Quarter..........................   2.625     1.688
                  Fourth Quarter.........................   3.313     1.875
FISCAL 2000
                  First Quarter..........................  $3.188    $2.563
                  Second Quarter.........................   2.750     2.188
                  Third Quarter..........................   2.438     1.500
                  Fourth Quarter.........................   1.750     0.500

As of September 22, 2000, the Company had approximately 400 stockholders of record.

     The Company has not declared or paid cash dividends or made other distributions on its Common Stock since prior to its 1986 initial public offering. The payment of dividends, if any, in the future is within the discretion of the Board of Directors and will depend on the Company's earnings, its capital requirements and financial condition. It is the present intention of the Board of Directors to retain all earnings, if any, for use in the Company's business operations and, accordingly, the Board of Directors does not expect to declare or pay any dividends in the foreseeable future. In addition, the Company's Financing Agreement prohibits the Company from declaring dividends or making other distributions on its capital stock, subject to certain exceptions. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Financial Condition, Liquidity and Capital Resources."

ITEM 6. SELECTED FINANCIAL DATA.

     The following financial information is qualified by reference to, and should be read in conjunction with, the Financial Statements of the Company and the notes thereto, as well as Management's Discussion and Analysis of Financial Condition and Results of Operations contained elsewhere herein.

STATEMENT OF OPERATIONS DATA:

                                                                            FISCAL YEAR ENDED JUNE 30,
                                                  -------------------------------------------------------------------------------
                                                     2000            1999             1998              1997              1996
                                                     ----            ----             ----              ----              ----
                                                                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net sales                                          $ 181,538       $ 187,875       $ 191,546         $ 160,100         $ 170,575
Cost of goods sold                                   142,909         137,958         142,175           125,422(2)        147,994
                                                  -----------     -----------     -----------      --------------     -----------
Gross profit                                          38,629          49,917          49,371            34,678            22,581
Selling, general and administrative expenses          36,075          36,512          38,462            40,924            40,162
Restructuring expenses                                 --              --              --                2,250(1)          --
Interest expense, net                                  2,358           2,360           6,353             7,917             6,504
                                                  -----------     -----------     -----------      --------------     -----------
Income (loss) before income tax provision                196          11,045           4,556           (16,413)          (24,085)
 Provision for income taxes                                4             200             245                50               301
                                                  -----------     -----------     -----------      --------------     -----------
Net income (loss)                                  $     192       $  10,845       $   4,311         $ (16,463)        $ (24,386)
                                                  ===========     ===========     ===========      ==============     ===========
Basic earnings (loss) per share (3)                $    0.01       $    0.40       $    0.28         $   (2.46)        $   (3.91)
                                                  ===========     ===========     ===========      ==============     ===========
Diluted earnings (loss) per share (4)              $    0.01       $    0.40       $    0.28         $   (2.46)        $   (3.91)
                                                  ===========     ===========     ===========      ==============     ===========
Weighted average number of common shares              27,174          27,116          15,296             6,687             6,239
    outstanding - basic (5)                       ===========     ===========     ===========      ==============     ===========

Weighted average number of common and common          27,183          27,191          15,296             6,687             6,239
  equivalent shares outstanding - diluted (5)     ===========     ===========     ===========      ==============     ===========


BALANCE SHEET DATA

                                                                                AS OF JUNE 30,
                                                  ------------------------------------------------------------------------
                                                    2000           1999           1998            1997             1996
                                                    ----           ----           ----            ----             ----
Working capital (deficiency)                      $ 23,891       $ 29,330       $ 18,679        $ (32,729)      $ (19,483)
Total assets                                        49,045         53,484         39,012           34,138          32,742
Short-term debt, including current portion of
  long-term debt                                     1,000          1,000          1,000           37,756          26,077
Long-term debt                                      11,500         12,500         13,500           26,374          23,588
Stockholders' equity (deficiency)                   18,302         17,860          7,015          (57,060)        (40,610)

--------------

(1) The Company recorded a $2.3 million restructuring charge in the fourth quarter of fiscal 1997 for costs incurred in connection with a restructuring. The costs related to the closing of the Company's outlet stores (such as professional fees, lease termination expenses, and write-off of fixed assets), in addition to professional fees and other expenses associated with the implementation of the Company's restructuring program which was completed on January 29, 1998.

(2) Includes $1.1 million for liquidation of inventory as a result of closing the Company's outlet stores.

(3) Computed by dividing the applicable net income by the weighted average number of shares of common stock outstanding during the year.

(4) Computed by dividing the applicable net income by the weighted average number of common shares outstanding and common stock equivalents outstanding during the year.

(5) All share data reflects the 1 for 10 reverse stock split which was effected December 9, 1997 and reflects the retroactive adjustment for the bonus element of the Rights Offering, which was consummated on January 26, 1998.

ITEM 7. DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

     The following table sets forth, for the years indicated, certain items expressed as a percentage of net sales.

                                                   Fiscal Year Ended June 30,
                                                   --------------------------
                                                  2000        1999        1998
                                                  ----        ----        ----
Net Sales                                        100.0%      100.0%      100.0%
Gross profit                                      21.3        26.6        25.8
Selling, general and administrative expenses      19.9        19.4        20.0

Interest expense                                   1.3         1.3         3.3
Net income                                         0.1         5.8         2.3


Fiscal 2000 Compared to Fiscal 1999

     Net sales for fiscal 2000 decreased 3.4% or $6.4 million to $181.5 million as compared to $187.9 million for fiscal 1999. The decrease in net sales was primarily due to a decrease in sales associated with the Company's Nautica product line ($4.2 million) which was discontinued in the second quarter of fiscal 1999 and a decrease in sales of the Company's Chaus product line ($2.2 million). The decrease in Chaus product line sales was primarily due to an increase in customer discounts as a result of the highly promotional environment which has continued since the holiday season, partially offset by a 10.4% increase in units shipped.

     Gross profit for fiscal 2000 decreased $11.3 million to $38.6 million as compared to $49.9 million for fiscal 1999. As a percentage of sales, gross profit decreased to 21.3% for fiscal 2000 from 26.6% for fiscal 1999. The decrease in gross profit is primarily the result of increased customer discounts.

     Selling, general and administrative ("SG&A") expenses decreased by $0.4 million for fiscal 2000 as compared to fiscal 1999. The decrease resulted from the elimination of $2.5 million of expenses attributable to the Nautica licensed product line which was discontinued in the second quarter of fiscal 1999, partially offset by an increase of $2.1 million in SG&A expenses associated with the Company's Chaus product lines primarily as a result of increased payroll expenses and professional fees. SG&A expenses for fiscal 2000 and fiscal 1999 included $0.5 million and $0.6 million, respectively, in connection with the arbitration award to the Company's former Chief Executive Officer. Refer to Item
3. Legal Proceedings. As a percentage of net sales, SG&A expenses were approximately 19.9% in fiscal 2000 as compared to 19.4% in fiscal 1999.

     Interest expense was approximately the same for fiscal 2000 as compared to fiscal 1999 primarily as a result of decreases in bank borrowings offset by higher interest rates.

     Net income for fiscal 2000 decreased to $0.2 million from $10.8 million for the comparable period last year. Net income for fiscal 1999 includes a net loss of $2.9 million, or $0.11 per diluted share, associated with the licensed Nautica business which was discontinued in the second quarter of fiscal 1999.

Fiscal 1999 Compared to Fiscal 1998

     In fiscal 1999, net sales decreased 1.9% or $3.6 million to $187.9 million as compared to $191.5 million for fiscal 1998. The decrease in net sales was primarily due to a decrease in sales of the Company's retail outlet stores ($10.7 million) resulting from the closing of all but one of the Company's retail outlet stores in January 1998 and a decrease in sales associated with the Company's Nautica product line ($10.8 million) which was discontinued in the second quarter of fiscal 1999. These decreases were offset in large part by increased sales of the Company's Chaus product lines through department store channels, which increased $17.8 million as a result of a 16% increase in units shipped.

     Gross profit for fiscal 1999 increased $0.5 million to $49.9 million as compared to $49.4 for fiscal 1998. As a percentage of net sales, gross profit increased to 26.6% for fiscal 1999 from 25.8% for fiscal 1998. This increase was primarily due to the elimination of the Company's retail outlet stores in January 1998 and the termination of the Company's Nautica product line in the second quarter of fiscal 1999, both of which carried lower gross profit margins than sales of the Company's Chaus product lines sold through department store channels and, to a lesser extent, improved gross profit margin for the Chaus product lines.

     SG&A expenses decreased by $2.0 million compared to the prior year. This decrease was primarily due to the termination of the Nautica licensed product line during the second quarter of fiscal 1999 ($3.2 million) and the closing of all but one of the Company's retail outlet stores in January 1998 ($2.7 million). These decreases were partially offset by an increase in operating expenses ($3.9 million) primarily related to the increase in sales of the Company's Chaus product lines sold through department store channels and expenses incurred in support of sales growth planned for fiscal year 2000. SG&A expenses as a percentage of net sales decreased from 20.0% in fiscal 1998 to 19.4% in fiscal 1999. This decrease was primarily due to the elimination of the Company's retail outlet stores which carried a higher SG&A expense as a percentage of net sales.

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

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

General

     Net cash provided by operating activities was $4.6 million for fiscal 2000 and $5.6 million in fiscal 1999 as compared to net cash used in operating activities of $5.8 million for fiscal 1998. Net cash provided by operating activities for fiscal 2000 resulted primarily from decreases in inventory and accounts receivable of $4.1 million and $3.1 million, respectively, partially offset by decreases in accounts payable of $5.0 million.

     In fiscal 2000 and 1999, purchases of fixed assets were $4.9 million and $0.2 million, respectively. Fiscal 2000 expenditures consisted primarily of leasehold improvements and furniture and fixtures for the new 530 Seventh Avenue and 519 Eight Avenue locations. Additional expenditures included upgrades to the Company's distribution systems, telephone system and PC hardware and software. Fiscal 1999 expenditures consisted of primarily computer hardware and software systems.

     The Company also incurred expenditures of $0.4 million in fiscal 2000 for in-store shops expected to be completed in early fiscal 2001. In fiscal 2001, the Company anticipates capital expenditures of approximately $2.0 million consisting of leasehold improvements, furniture and fixtures, in-store shops and Management Information System upgrades.

Financing Agreement

     In October 1997, the Company and BNY Financial Corporation ("BNYF"), a wholly owned subsidiary of General Motors Acceptance Corp. ("GMAC") entered into a financing agreement (the "Financing Agreement"). The Financing Agreement, which was amended on June 3, 1998, consists of two facilities: (i) the Revolving Facility which is a $45.5 million five-year revolving credit line with a $34.0 million sublimit for letters of credit, and (ii) the Term Loan which is a $14.5 million term loan facility. Each facility matures on December 31, 2002. At June 30, 2000, the Company had availability of approximately $6.4 million (inclusive of overadvance availability) under the Financing Agreement. The Company had no borrowings at June 30, 2000 under the Revolving Facility.

     Interest on the Revolving Facility accrues at 1/2 of 1% above the Prime Rate (9.50% at June 30, 2000) and is payable on a monthly basis, in arrears. Interest on the Term Loan accrues at an interest rate ranging from 1/2 of 1% above the Prime Rate to 1 1/2% above the Prime Rate, which interest rate will be determined, from time to time, based upon the Company's availability under the Revolving Facility

     Amortization payments in the amount of $250,000 are payable quarterly in arrears in connection with the Term Loan. Eight amortization payments have been made resulting in a balance of $12.5 million at June 30, 2000. A balloon payment in the amount of $10.25 million is due on December 31, 2002. In the event of the earlier termination by the Company of the Financing Agreement, the Company will be liable for termination fees initially equal to $2.8 million, and declining to $2.2 million after October 8, 2000. The Company's obligations under the Financing Agreement are secured by a first priority lien on substantially all of the Company's assets, including the Company's accounts receivable, inventory and trademarks.

     The Financing Agreement contains financial covenants requiring, among other things, the maintenance of minimum levels of tangible net worth, working capital and minimum permitted profit (maximum permitted loss). The Financing Agreement also contains certain restrictive covenants which, among other things, limit the Company's ability to incur additional indebtedness or liens and to pay dividends. On September 21, 2000, the Financing Agreement was amended to establish certain financial covenants for the years ending June 30, 2000 and June 30, 2001.

Future Financing Requirements

     At June 30, 2000,the Company had working capital of $23.9 million. The Company's business plan requires the availability of sufficient cash flow and borrowing capacity to finance its product lines. The Company expects to satisfy such requirements through cash flow from operations and borrowings under the Financing Agreement. The Company believes that it has adequate resources to meet its needs for the foreseeable future.

     The foregoing discussion contains forward-looking statements which are based upon current expectations and involve a number of uncertainties, including the Company's ability to maintain its borrowing capabilities under the Financing Agreement, retail market conditions, and consumer acceptance of the Company's products.

INFLATION

     The Company does not believe that the relatively moderate rates of inflation which recently have been experienced in the United States, where it competes, have had a significant effect on its net sales or profitability.

SEASONALITY

     Historically, the Company's sales and operating results fluctuate by quarter, with the greatest sales occurring in the Company's first and third fiscal quarters. It is in these quarters that the Company's Fall and Spring product lines, which traditionally have had the highest volume of net sales, are shipped to customers, with revenues recognized at the time of shipment. As a result, the Company experiences significant variability in its quarterly results and working capital requirements. Moreover, delays in shipping can cause revenues to be recognized in a later quarter, resulting in further variability in such quarterly results.

NEW ACCOUNTING PRONOUNCEMENTS

     In June 1999, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 138, Accounting for Derivative Instruments and Certain Hedging Activities. This statement addresses a limited number of issues causing implementation difficulties for entities applying SFAS No. 133. SFAS No. 133 requires that an entity recognize all derivative instruments as either assets or liabilities in the balance sheet and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (i) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (ii) a hedge of the exposure to variable cash flows of a forecasted transaction, or (iii) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company currently has no derivative financial instruments, and as such, the Company does not expect the standard to have an impact on its consolidated financial position, liquidity, cash flows and results of operations.

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." This bulletin summarizes certain of the SEC Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. This bulletin, through its subsequent revised releases, SAB No. 101A and No. 101B, is effective for registrants no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. The Company does not expect the implementation of this bulletin to have an impact on its consolidated financial position, liquidity or results of operations.

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

     Information with respect to the directors of the Company is incorporated by reference to the information to be set forth under the heading "Election of Directors" in the Company's definitive proxy statement relating to its 2000 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A (the "Company's 2000 Proxy Statement").

ITEM 11. EXECUTIVE COMPENSATION.

     Information called for by Item 11 is incorporated by reference to the information to be set forth under the heading "Executive Compensation" in the Company's 2000 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Information called for by Item 12 is incorporated by reference to the information to be set forth under the heading "Security Ownership of Certain Beneficial Owners and Management" in the Company's 2000 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Information called for by Item 13 is incorporated by reference to the information to be set forth under the headings "Executive Compensation" and "Certain Transactions" in the Company's 2000 Proxy Statement.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a) Financial Statements and Financial Statement Schedule: See List of Financial Statements and Financial Statement Schedule on page F-1.

     (b) The Company did not file a Form 8-K during the last quarter of its fiscal year ended June 30, 2000.

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

10.47 License Agreement dated as of September 6, 1995 between the Company and Nautica Apparel Inc. incorporated by reference to Exhibit 10.61 of the 1995 Registration Statement, confidential portions of which have been omitted and filed separately with the Commission subject to an order granting confidential treatment).

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

+10.80 Letter Agreement between the Company and Stuart S. Levy dated February 23, 1999 (incorporated by reference to Exhibit 10.80 of the Company's 1999 Form 10-K).

10.81 Collective Bargaining Agreement between the Company and Amalgamated Workers Union, Local 8 effective as of September 24, 1999 (incorporated by reference to exhibit 10.81 of the Company's 1999 Form 10-K).

10.82 Lease between the Company and Adler Realty Company, dated June 1, 1999 with respect to the Company's executive offices and showroom at 530 Seventh Avenue, New York City (incorporated by reference to Exhibit
         10.82 of the Company's 1999 Form 10-K).

10.83 Employment Agreement dated November 5, 1999 between the Company and Ivy Karkut. (Incorporated by reference to Exhibit 10.82 of the Company's Form 10-Q for the quarter ended December 31, 1999).

*10.84 Lease between the Company and Kaufman Eighth Avenue Associates, dated September 11, 1999 with respect to the Company's technical support facilities at 519 Eighth Avenue, New York City.

*10.85 Amendment dated September 22, 2000 to the Second Restated and Amended Financing Agreement.

21 List of Subsidiaries of the Company (incorporated by reference to Exhibit 21 of the Company's 1998 Form 10-K).

*23      Consent of Deloitte & Touche LLP.

*27      Financial Data Schedule.



+ Management agreement or compensatory plan or arrangement required to be filed as an exhibit.
* Filed herewith.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on September 27, 2000.

                                              BERNARD CHAUS, INC.


                                              By: /s/ Josephine Chaus
                                                  ----------------------------
                                                  Josephine Chaus
                                                  Chairwoman of the Board and
                                                  Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities indicated.


SIGNATURE                     TITLE                           DATE
---------                     -----                           ----

/s/ Josephine Chaus           Chairwoman of the Board and     September 28, 2000
--------------------------    Chief Executive Officer
Josephine Chaus


/s/ Ivy Karkut                President and Director          September 28, 2000
--------------------------
Ivy Karkut


/s/ Barton Heminover          Vice President of Finance       September 28, 2000
--------------------------   (Principal Financial and
Barton Heminover              Accounting Officer)


/s/ Philip G. Barach          Director                        September 28, 2000
--------------------------
Philip G. Barach


/s/ Nicholas DiPaolo          Director                        September 28, 2000
--------------------------
Nicholas DiPaolo


/s/ Terri Kabachnick          Director                        September 28, 2000
--------------------------
Terri Kabachnick


/s/ S. Lee Kling              Director                        September 28, 2000
--------------------------
S. Lee Kling


/s/ Harvey M. Krueger         Director                        September 28, 2000
--------------------------
Harvey M. Krueger

                      BERNARD CHAUS, INC. AND SUBSIDIARIES

         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

The following consolidated financial statements of Bernard Chaus, Inc. and subsidiaries are included in Item 8:

Report of Independent Auditors..............................................F-2
Consolidated Balance Sheets -- June 30, 2000 and 1999 ......................F-3
Consolidated Statements of Operations -- Years Ended June 30, 2000, 1999
  and 1998..................................................................F-4
Consolidated Statements of Stockholders' Equity (Deficiency) --
  Years Ended June 30, 2000, 1999 and 1998..................................F-5
Consolidated Statements of Cash Flows -- Years Ended June 30, 2000,
  1999 and 1998.............................................................F-6
Notes to Consolidated Financial Statements..................................F-7

The following consolidated financial statement schedule of Bernard Chaus, Inc. and subsidiaries is included in Item 14(a)(2):

  Schedule II -- Valuation and Qualifying Accounts..........................S-1


     The other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

                         REPORT OF INDEPENDENT AUDITORS



To the Board of Directors and Stockholders of Bernard Chaus, Inc.
New York, New York



We have audited the accompanying consolidated balance sheets of Bernard Chaus, Inc. and subsidiaries as of June 30, 2000 and June 30, 1999 and the related consolidated statements of operations, stockholders' equity/(deficiency), and cash flows for each of the three years in the period ended June 30, 2000. Our audits also included the financial statement schedule listed in the Index at item 14(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Bernard Chaus, Inc. and subsidiaries at June 30, 2000 and June 30, 1999, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2000 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/S/ Deloitte & Touche LLP

New York, New York
August 29, 2000
(September 28, 2000 as to Notes 6 and 7)

                      BERNARD CHAUS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
          (In thousands, except number of shares and per share amounts)

                                                                                June 30,         June 30,
ASSETS                                                                            2000            1999
                                                                              ------------     ------------
Current Assets
  Cash and cash equivalents                                                    $   4,446        $   6,208
  Accounts receivable - net                                                       23,562           26,756
  Inventories                                                                     14,721           18,806
  Prepaid expenses                                                                   405              684
                                                                              ------------     ------------
    Total current assets                                                          43,134           52,454
Fixed assets - net                                                                 5,169              760
Other assets                                                                         742              270
                                                                              ------------     ------------
      Total assets                                                             $  49,045        $  53,484
                                                                              ============     ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts payable                                                             $  12,493        $  17,499
  Accrued expenses                                                                 5,750            4,625
  Term loan - current                                                              1,000            1,000
                                                                              ------------     ------------
    Total current liabilities                                                     19,243           23,124
Term loan                                                                         11,500           12,500
                                                                              ------------     ------------
      Total liabilities                                                           30,743           35,624

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value, authorized shares - 1,000,000;
  outstanding shares - none                                                            -                -
Common stock, $.01 par value, authorized shares - 50,000,000;
  issued shares - 27,278,177 at June 30, 2000 and 27,178,177                         273              272
  at June 30, 1999
Additional paid-in capital                                                       125,473          125,224
Deficit                                                                         (105,964)        (106,156)
Less: Treasury stock at cost - 62,270 shares at June 30, 2000 and 1999
                                                                                  (1,480)          (1,480)
                                                                              ------------     ------------
  Total stockholders' equity                                                      18,302           17,860
                                                                              ------------     ------------
    Total liabilities and stockholders' equity                                 $  49,045        $  53,484
                                                                              ============     ============


          See accompanying notes to consolidated financial statements.

                      BERNARD CHAUS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
          (In thousands, except number of shares and per share amounts)

                                                                Fiscal Year Ended June 30,
                                                     -------------------------------------------------
                                                         2000               1999              1998
                                                     ------------       ------------      ------------
Net sales                                            $    181,538       $    187,875      $    191,546
Cost of goods sold                                        142,909            137,958           142,175
                                                     ------------       ------------      ------------

Gross profit                                               38,629             49,917            49,371
Selling, general and administrative expenses               36,075             36,512            38,462
                                                     ------------       ------------      ------------
Income from operations                                      2,554             13,405            10,909

Interest expense, net                                       2,358              2,360             6,353
                                                     ------------       ------------      ------------

Income before provision for income taxes                      196             11,045             4,556
Provision for income taxes                                      4                200               245
                                                     ------------       ------------      ------------

Net income                                           $        192       $     10,845      $      4,311
                                                     ============       ============      ============

Basic and diluted earnings per share                 $       0.01       $       0.40      $       0.28
                                                     ============       ============      ============
Weighted average number of common shares
    outstanding - basic                                27,174,000         27,116,000        15,296,000
                                                     ============       ============      ============
Weighted average number of common and common
    equivalent shares outstanding - diluted            27,183,000         27,191,000        15,296,000
                                                     ============       ============      ============





           See accompanying notes to consolidated financial statements

                      BERNARD CHAUS, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY/(DEFICIENCY)
                     (In thousands, except number of shares)


                                        Common Stock                                            Treasury Stock
                                ------------------------     Additional                   -------------------------
                                 Number Of                    Paid-in       Equity/        Number of
                                   Shares       Amount        Capital      (Deficit)         Shares        Amount        Total
                                -----------   ----------    -----------  -------------    -----------    ----------    ---------
Balance at July 1, 1997          26,899,974     $  269       $  65,463    $ (121,312)       622,700      $ (1,480)     $ (57,060)
Net income                                                                     4,311                                       4,311
Exchange of notes for
  common stock                   10,510,910        105          40,520         --             --             --           40,625
Net proceeds from issuance
     of common stock             13,977,270        140          18,861         --             --             --           19,001
Issuance of warrants                 --           --               138         --             --             --              138
Reverse stock split             (24,209,977)      (242)            242         --          (560,430)         --            --
                                -----------   ----------    -----------  -------------    -----------    ----------    ---------

Balance at July 1, 1998          27,178,177        272         125,224      (117,001)        62,270        (1,480)         7,015
Net income                           --           --             --           10,845          --             --           10,845
                                -----------   ----------    -----------  -------------    -----------    ----------    ---------

Balance at July 1, 1999          27,178,177        272         125,224      (106,156)        62,270        (1,480)        17,860
Net income                           --           --             --              192          --             --              192
Issuance of restricted stock        100,000          1             249         --             --             --              250
                                -----------   ----------    -----------  -------------    -----------    ----------    ---------

Balance at June 30, 2000         27,278,177     $  273       $ 125,473   $  (105,964)        62,270      $ (1,480)     $  18,302
                                ===========   ==========    ===========  =============    ===========    ==========    =========




           See accompanying notes to consolidated financial statements

                      BERNARD CHAUS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                             Year Ended June 30,
                                                                --------------------------------------------
                                                                   2000             1999            1998
                                                                -----------      ----------      -----------
OPERATING ACTIVITIES
Net income                                                        $   192          $10,845         $ 4,311
Adjustments to reconcile net income to net cash provided by
  (used in) operating activities:
    Depreciation and amortization                                     533            1,310             657
    Provision for losses (recovery) on accounts receivable            138              138             (65)
    Deferred interest on subordinated promissory notes               --              --              1,751
    Stock compensation expense                                        250            --               --
Changes in operating assets and liabilities:
    Accounts receivable                                             3,056           (9,605)         (9,773)
    Inventories                                                     4,085           (1,320)          6,260
    Prepaid expenses and other assets                                 185             (435)            432
    Accounts payable                                               (5,006)           4,494          (6,820)
    Accrued expenses                                                1,125              133            (901)
    Accrued restructuring expenses                                   --               --            (1,619)
                                                                -----------      ----------      -----------
Net Cash Provided By (Used In) Operating Activities                 4,558            5,560          (5,767)
                                                                -----------      ----------      -----------

INVESTING ACTIVITIES
    Purchases of fixed assets                                      (4,902)            (247)           (348)
    Purchases of other assets                                        (418)            (144)           (421)
                                                                -----------      ----------      -----------
Net Cash Used In Investing Activities                              (5,320)            (391)           (769)
                                                                -----------      ----------      -----------
FINANCING ACTIVITIES
    Net payments on short-term bank borrowings                       --               --           (25,256)
    Net proceeds from issuance of term loan                          --               --            15,000
    Principal payments on term loan                                (1,000)          (1,000)           (500)
    Net proceeds from issuance of stock                              --               --            19,001
                                                                -----------      ----------      -----------
Net Cash (Used In) Provided By Financing Activities                (1,000)          (1,000)          8,245
                                                                -----------      ----------      -----------
(Decrease) Increase in Cash and Cash Equivalents                   (1,762)           4,169           1,709
Cash and Cash Equivalents, Beginning of Year                        6,208            2,039             330
                                                                -----------      ----------      -----------
Cash and Cash Equivalents, End of Year                            $ 4,446           $ 6,208        $ 2,039
                                                                ===========      ==========      ===========
Cash paid for:
    Taxes                                                         $   168           $   336        $     8
    Interest                                                      $ 2,149           $ 2,167        $ 4,670

Supplemental schedule of non-cash financing activities:
    Bank debt assumed by principal stockholder and converted
      to subordinated  promissory notes                           $ --              $ --           $12,500
    Exchange of subordinated promissory notes for common stock    $ --              $ --           $40,625
    Issuance of warrants related to new financing agreement       $ --              $ --           $   138


           See accompanying notes to consolidated financial statements

                      BERNARD CHAUS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS

     Bernard Chaus, Inc. (the "Company" or "Chaus") designs, arranges for the manufacture of and markets an extensive range of women's career and casual sportswear principally under the JOSEPHINE CHAUS(R) COLLECTION, JOSEPHINE CHAUS(R) STUDIO, JOSEPHINE CHAUS(R) ESSENTIALS, and JOSEPHINE CHAUS(R) SPORT trademarks. The Company's products are sold nationwide through department store chains, specialty retailers and other retail outlets.

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

Reclassification:

     Certain reclassifications were made to the fiscal 1999 and 1998 Consolidated Financial Statements to conform with the fiscal 2000 presentation.

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

Revenue Recognition:

     Revenues are recorded at the time merchandise is shipped, and with regard to the outlet store at the time when goods are sold to customers.

Credit Terms:

     The Company extends credit to its customers based upon an evaluation of the customer's financial condition and credit history and generally does not require collateral. At June 30, 2000 and 1999, approximately 77% and 82%, respectively, of the Company's accounts receivable were due from department store customers owned by three single corporate entities. During fiscal 2000, approximately 86% of the Company's net sales were made to department store customers owned by four single corporate entities, as compared to 82% in fiscal 1999 and 1998. Sales to Dillard's Department Stores accounted for 42% of net sales in fiscal 2000, 40% in fiscal 1999 and 43% in fiscal 1998. Sales to the May Department Stores Company accounted for approximately 26% of the Company's net sales in fiscal 2000, 28% in fiscal

1999 and 29% in fiscal 1998. Sales to TJX Companies, Inc. accounted for approximately 13% of net sales in fiscal 2000, 7% in fiscal 1999 and 3% in fiscal 1998. Sales to Federated Department Stores accounted for approximately 5% of net sales in fiscal 2000 and 7% of net sales in fiscal 1999 and 1998. As a result of the Company's dependence on its major customers, such customers may have the ability to influence the Company's business decisions. The loss of or significant decrease in business from any of its major customers would have a material adverse effect on the Company's financial position and results of operations. As of June 30, 2000 and June 30, 1999, Accounts Receivable was net of allowances of $2.8 million and $1.6 million, respectively.

Cash Equivalents:

     Cash equivalents are short-term, highly liquid investments purchased with an original maturity of three months or less.

Inventories:

     Inventories are stated at the lower of cost, using the first-in, first-out method, or market.

Fixed Assets:

     Furniture and equipment are depreciated principally using the straight-line method over eight years. Leasehold improvements are amortized using the straight-line method over either the term of the lease or the estimated useful life of the improvement, whichever period is shorter. Computer hardware and software is depreciated using the straight-line method over three to five years.

Foreign Currency Transactions:

     The Company negotiates substantially all of its purchase orders with foreign manufacturers in United States dollars. The Company considers the United States dollar to be the functional currency of its overseas subsidiaries. All foreign currency gains and losses are recorded in the Consolidated Statement of Operations.

Fair Value of Financial Instruments:

     For financial instruments, including cash and cash equivalents, accounts receivable and payable, accruals and term loans, the carrying amounts approximated fair value due to their short-term maturity or variable interest rate.

New Accounting Pronouncements:

     In June 1999, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 138, Accounting for Derivative Instruments and Certain Hedging Activities. This statement addresses a limited number of issues causing implementation difficulties for entities applying SFAS No. 133. SFAS No. 133 requires that an entity recognize all derivative instruments as either assets or liabilities in the balance sheet and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (i) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (ii) a hedge of the exposure to variable cash flows of a forecasted transaction, or (iii) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company currently has no derivative financial instruments, and as such, the Company does not expect the standard to have an impact on its consolidated financial position, liquidity, cash flows or results of operations.

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." This bulletin summarizes certain of the SEC Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. This bulletin, through its subsequent revised releases, SAB No. 101A and No. 101B, is effective for registrants no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. The Company does not expect the implementation of this bulletin to have an impact on its consolidated financial position, liquidity or results of operations.

3. INVENTORIES

                                    June 30,       June 30,
                                      2000           1999
                                  -----------    ------------
                                       (In thousands)
        Finished goods               $12,946         $15,512
        Work-in-process                    0           1,000
        Raw materials                  1,775           2,294
                                  -----------    ------------
                                     $14,721         $18,806
                                  ===========    ============

Inventories include merchandise in transit (principally finished goods) of approximately $9.3 million at June 30, 2000 and $10.6 million at June 30, 1999.

4. FIXED ASSETS

                                                     June 30,        June 30,
                                                       2000            1999
                                                   -----------     -----------
                                                         (In thousands)
Furniture and equipment                               $12,234         $10,456
Leasehold improvements                                  9,579           6,507
                                                   -----------     -----------
                                                       21,813          16,963
Less accumulated depreciation and amortization         16,644          16,203
                                                   -----------     -----------
                                                    $   5,169       $     760
                                                   ===========     ===========

5. INCOME TAXES

Significant components of the Company's net deferred tax assets are as follows:

                                                         June 30,      June 30,
                                                           2000         1999
                                                        ----------    ---------
                                                             (In thousands)
Deferred tax assets:
  Net federal, state and local operating
    loss carryforwards                                  $   36,900    $  37,200
  Costs capitalized to inventory for tax purposes              900        1,100
  Inventory valuation                                        1,000        1,200
  Excess of book over tax depreciation                       1,900        2,300
  Sales allowances not currently deductible                    800        1,000
  Reserves and other items not currently deductible            800          600
                                                        ----------    ---------
                                                            42,300       43,400
Valuation allowance for deferred tax assets                (42,300)     (43,400)
                                                        ----------    ---------
  Net deferred tax asset                                $        0    $       0
                                                        ==========    =========

                                               Fiscal Year Ended June 30,
                                            2000          1999          1998
                                          --------      --------      --------
                                                        (In thousands)
Expense (benefit) for federal income
  taxes at the statutory rate of 35.0%    $    68       $  3,866      $  1,542
  State and local income taxes net of
    federal tax benefit                         0              0            95
  Other                                        47             43            51
  Effects of unrecognized federal tax
    loss carryforwards                       (111)        (3,709)       (1,443)
                                          --------      --------      --------
  Provision for income taxes              $     4       $    200      $    245
                                          ========      ========      ========

At June 30, 2000, the Company has a federal net operating loss carryforward for income tax purposes of approximately $88.0 million, which will expire between 2008 and 2020.

6. FINANCING AGREEMENTS

     In October 1997, the Company and BNY Financial Corporation ("BNYF"), a wholly owned subsidiary of General Motors Acceptance Corp. ("GMAC") entered into a financing agreement (the "Financing Agreement"). The Financing Agreement, which was amended on June 3, 1998, consists of two facilities: (i) the Revolving Facility which is a $45.5 million five-year revolving credit line with a $34.0 million sublimit for letters of credit, and (ii) the Term Loan which is a $14.5 million term loan facility. Each facility matures on December 31, 2002. At June 30, 2000, the Company had availability of approximately $6.4 million (inclusive of overadvance availability) under the Financing Agreement. The Company had no borrowings at June 30, 2000 under the Revolving Facility.

     Interest on the Revolving Facility accrues at 1/2 of 1% above the Prime Rate (9.50% at June 30, 2000) and is payable on a monthly basis, in arrears. Interest on the Term Loan accrues at an interest rate ranging from 1/2 of 1% above the Prime Rate to 1 1/2% above the Prime Rate, which interest rate will be determined, from time to time, based upon the Company's availability under the Revolving Facility

     Amortization payments in the amount of $250,000 are payable quarterly in arrears in connection with the Term Loan. Eight amortization payments have been made resulting in a balance of $12.5 million at June 30, 2000. A balloon payment in the amount of $10.25 million is due on December 31, 2002. In the event of the earlier termination by the Company of the Financing Agreement, the Company will be liable for termination fees initially equal to $2.8 million, and declining to $2.2 million after October 8, 2000. The Company's obligations under the Financing Agreement are secured by a first priority lien on substantially all of the Company's assets, including the Company's accounts receivable, inventory and trademarks.

     The Financing Agreement contains financial covenants requiring, among other things, the maintenance of minimum levels of tangible net worth, working capital and minimum permitted profit (maximum permitted loss). The Financing Agreement also contains certain restrictive covenants which, among other things, limit the Company's ability to incur additional indebtedness or liens and to pay dividends. On September 22, 2000, the Financing Agreement was amended to establish certain financial covenants for the years ending June 30, 2000 and June 30, 2001.

7. STOCK EXCHANGE LISTING REQUIREMENTS

     The Company received a notice from the New York Stock Exchange (the "NYSE") in March 2000, that based upon new continued listing requirements adopted by the NYSE, the Company was below NYSE criteria in respect of requirements that total market capitalization be not less than $50 million and stockholders' equity be not less than $50 million. As of June 30, 2000, the Company's stockholders' equity was approximately $18.3 million and its total market capitalization was approximately $18.7 million. On May 19, 2000, the Company submitted to the NYSE a business plan for attaining compliance with the new listing standards over the 18 month period ending September 30, 2001. In July 2000, the NYSE accepted the Company's 18 month plan for attaining compliance with the new continued listing requirements and indicated that the Company would be monitored on a quarterly basis by the NYSE for compliance with the plan. Should the Company fall out of compliance, the Company would be subject to delisting of its common stock from the NYSE. On July 21, 2000, the NYSE notified the Company that failure to restore the price of its common stock above $1.00 (based upon a 30-day average) within six months of the notification would result in the delisting of its common stock. On September 28, 2000, the Company announced that it is seeking a quotation of its shares of common stock on the OTC Bulletin Board in lieu of its NYSE listing. NYSE trading is expected to be discontinued effective prior to the opening of trading on October 6, 2000. After such date, the Company's common stock will be traded in the over the counter market and quotations are expected to be available on the OTC Bulletin Board. The Company is unable to predict the effect, if any, of the delisting on the market for and liquidity of its common stock which will depend upon, among other factors, the availability of market makers for the stock.

8. EMPLOYEE BENEFIT PLANS

Pension Plan:

     Pursuant to a collective bargaining agreement, all of the Company's union employees are covered by a defined benefit pension plan. Pension expense amounted to approximately $61,000, $122,000 and $40,000 in fiscal 2000, 1999 and 1998, respectively. As of December 31, 1999, the actuarial present value of the accumulated vested and non-vested plan benefits amounted to $0.7 million and net assets available for benefits amounted to $1.0 million. Actuarial assumptions related to weighted average interest rate were 8.5% for 2000, 1999 and 1998.

Savings Plan:

     The Company has a savings plan (the "Savings Plan") under which eligible employees may contribute a percentage of their compensation and the Company (subject to certain limitations) will match 50% of the employee's contribution. Company contributions will be invested half in the Common Stock of the Company and half in investment funds selected by the participant and are subject to vesting provisions of the Savings Plan. Expense under the Savings Plan was approximately $0.3 million in fiscal 2000, $0.1 million in fiscal 1999 and $0.2 million in fiscal 1998. An aggregate of 10,000 shares of Common Stock has been reserved for issuance under the Savings Plan.

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

     At June 30, 2000, a total of approximately 2,721,591 shares of Common Stock were reserved for issuance under the Stock Option Plan and the Savings Plan. Information regarding the Company's stock options is summarized below:

                                           Non-Incentive Stock Options
                                ------------------------------------------------
                                                                     Weighted
                                   Number         Exercise           Average
                                 of Shares       Price Range      Exercise Price
                                -----------   -----------------   --------------
Outstanding at July 1, 1997        419,476     $18.75 - $56.25        $38.40
Options granted                  2,616,407     $ 3.11 - $ 3.11        $ 3.11
Options canceled                  (419,476)    $18.75 - $56.25        $38.40
                                -----------
Outstanding at June 30, 1998     2,616,407     $ 3.11 - $ 3.11        $ 3.11
Options granted                    775,000     $ 2.13 - $ 3.50        $ 2.20
Options canceled                (1,557,069)    $ 3.11 - $ 3.11        $ 3.11
                                -----------
Outstanding at June 30, 1999     1,834,338     $ 2.13 - $ 3.50        $ 2.73
Options granted                    893,167     $ 1.25 - $ 3.00        $ 2.38
Options canceled                  (546,195)    $ 2.13 - $ 3.11        $ 2.55
                                -----------
Outstanding at June 30, 2000     2,181,310     $ 1.25 - $ 3.50        $ 2.63
                                ===========   =================   ==============

     Most outstanding stock options are exercisable over four years in annual 25% increments. Certain stock options issued on February 11, 1999 and outstanding on June 30, 2000 (400,000) were fully exercisable on June 30, 2000. As of June 30, 2000, options to purchase approximately 849,000 shares at a weighted average exercise price of $2.64 were exercisable.

Stock Based Compensation:

     All stock options are granted at fair market value of the Common Stock at grant date. The weighted average fair value of stock options granted during 2000, 1999 and 1998 was $1.75, $2.04 and $2.76 respectively. The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for the grants: risk-free interest rate of 6.25%, 5.59% and 5.49% in 2000, 1999 and 1998, respectively; expected dividend yield of 0% in 2000, 1999 and 1998; expected life of 3.34, 2.33 and 2.40 years in 2000, 1999 and 1998, respectively; and expected volatility of 120.55%, 232.13% and 237.06% in 2000, 1999 and 1998,
respectively. The outstanding stock options have a weighted average contractual life of 8.53 years, 8.98 years and 9.60 years in 2000, 1999 and 1998, respectively. The number of stock options exercisable at June 30, 2000, 1999 and 1998 were 849,000, 285,000 and 714,000, respectively.

     The Company accounts for the stock option plans in accordance with the Accounting Principles Board Opinion No. 25, under which no compensation cost is recognized for stock option awards. Had compensation cost been determined consistent with Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), the Company's pro forma net
(loss)/income for 2000, 1999 and 1998 would have been ($1,011), $8,564 and $2,318, respectively. The Company's pro forma net (loss)/income per share for 2000, 1999 and 1998 would have been ($0.04), $0.31 and $0.15, respectively.
Because the SFAS 123 method of accounting has not been applied to options granted prior to 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

9. COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

Lease Obligations:

     The Company leases showroom, distribution and office facilities, and equipment under various noncancellable operating lease agreements which expire through 2009. Rental expense for the years ended June 30, 2000, 1999 and 1998 was approximately $2.7 million, $2.4 million and $3.2 million, respectively.

     The minimum aggregate rental commitments at June 30, 2000 are as follows (in thousands):

            Fiscal year ending:

            2001..........................        $ 2,415
            2002..........................          2,346
            2003..........................          2,300
            2004..........................          2,254
            2005..........................          1,065
            Subsequent to 2005............          4,236
                                                  ========
                                                  $14,616
                                                  ========

Letters of Credit:

     The Company is contingently liable under letters of credit issued by banks to cover contractual commitments for merchandise purchases of approximately $19.3 million at June 30, 2000.

Litigation:

     By Demand for Arbitration filed on June 9, 1999, the former chief executive officer of the Company, Andrew Grossman, commenced an arbitration before the American Arbitration Association ("AAA") in New York alleging breach of his employment contract. By Award of Arbitrators (the "Award") dated June 30, 2000, a panel of the AAA awarded Mr. Grossman a portion of the relief he had requested. Pursuant to the Award, the Company paid Mr. Grossman $848,347 (less applicable withholding taxes) on July 25, 2000. The Company made two additional payments of $83,333 each (less applicable withholding taxes) on July 31, 2000 and August 31, 2000. The Award further provides that Mr. Grossman is to receive net profit participation of 2.5% of the annual net profit (as that term is defined in the employment contract between Mr. Grossman and the Company) of the Company for the fiscal year ended June 30, 2000 upon filing of the Company's fiscal year 2000 Form 10-K report. In fiscal 2000 and 1999, the Company had accrued $0.6 million and $0.5 million, respectively, pursuant to the employment contract. Mr. Grossman is to also receive net profit participation of .4166% of the annual net profit (as that term is defined in the employment contract between Mr. Grossman and the Company) for the fiscal year ended June 30, 2001 upon filing of the Company's fiscal year 2001 Form 10-K report.

                                                                     SCHEDULE II

                       BERNARD CHAUS, INC. & SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
                                 (In thousands)

                                                                      Additions
                                                      Balance at      Charged to
                                                     Beginning of     Costs and                     Balance at End
Description                                              Year          Expenses      Deductions        of Year
Year ended June 30, 2000
  Allowance for doubtful accounts                      $    366       $    138      $     97 (1)      $    407

  Reserve for customer allowances and deductions       $  1,245       $ 17,618      $ 16,498 (2)      $  2,365
                                                      ----------     ----------    --------------    ----------
Year ended June 30, 1999
  Allowance for doubtful accounts                      $    368       $     68      $     70 (1)      $    366
                                                      ----------     ----------    --------------    ----------
  Reserve for customer allowances and deductions       $  2,834       $ 12,074      $ 13,663 (2)      $  1,245
                                                      ----------     ----------    --------------    ----------

Year ended June 30, 1998
  Allowance for doubtful accounts                      $    341       $    (65)     $    (92)(1)      $    368
                                                      ----------     ----------    --------------    ----------
  Reserve for customer allowances and deductions       $  1,751       $  8,054      $  6,971 (2)      $  2,834
                                                      ----------     ----------    --------------    ----------
  Accrued restructuring expenses                       $  1,850       $   --        $  1,850 (3)      $   --
                                                      ----------     ----------    --------------    ----------

-------------

(1) Uncollectible accounts written off

(2) Allowances charged to reserve and granted to customers

(3) Expenses charged to reserve