Form 10-Q
period 2000-09-30
CHAUS BERNARD INC
filed 2000-11-01
CIK 793983

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 5(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

               For the quarterly period ended SEPTEMBER 30, 2000.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934.

    For the transition period from __________________ to __________________.


                          Commission file number 1-9169

                               BERNARD CHAUS, INC.

             (Exact Name of Registrant as Specified in its Charter)

              New York                                 13-2807386
-------------------------------------------------------------------------------
    (State or other jurisdiction of         (I.R.S. employer identification
     incorporation or organization)          number)


 530 Seventh Avenue, New York, New York                  10018
-------------------------------------------------------------------------------
(Address of Principal Executive Offices)               (Zip Code)

        Registrant's telephone number, including area code (212) 354-1280
                                                          ---------------

-------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes [X] No [ ].

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       Date                 Class                       Shares Outstanding
   -----------            ----------                    ------------------
      11/1/00      Common Stock, $0.01 par value            27,215,907
   -----------     -----------------------------        ------------------

                                      INDEX



PART I FINANCIAL INFORMATION

Item 1.     Condensed Consolidated Financial Statements (Unaudited)         PAGE

            Condensed Consolidated Balance Sheets as of
            September 30, 2000, June 30, 2000 and
            September 30, 1999                                                 3

            Condensed Consolidated Statements of Operations for the
            Three Months ended September 30, 2000 and 1999                     4

            Condensed Consolidated Statements of Cash Flows
            for the Three Months ended September 30, 2000 and 1999             5

            Notes to Condensed Consolidated Financial Statements               6

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                                9

PART II OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K                                  12


SIGNATURES                                                                    13

PART I -- FINANCIAL INFORMATION
Item 1.  Financial Statements

                      BERNARD CHAUS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
          (In thousands, except number of shares and per share amounts)

                                                              September 30,   June 30,  September 30,
                                                                   2000         2000         1999
                                                                ---------    ---------    ---------
                                                               (Unaudited)     ( * )     (Unaudited)
ASSETS
Current Assets
     Cash and cash equivalents                                  $      65    $   4,446     $     94
     Accounts receivable - net                                     30,989       23,562       43,943
     Inventories                                                   18,134       14,721       21,318
     Prepaid expenses                                                 544          405          696
                                                                ---------    ---------    ---------
          Total current assets                                     49,732       43,134       66,051
Fixed assets - net                                                  5,115        5,169        1,020
Other assets                                                        1,249          742          261
                                                                =========    =========    =========
          Total assets                                          $  56,096    $  49,045    $  67,332
                                                                =========    =========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
     Revolving credit borrowings                                $   6,690    $      --    $   8,977
     Accounts payable                                              15,957       12,493       17,412
     Accrued expenses                                               3,833        5,750        5,518
     Term loan - current                                            1,000        1,000        1,000
                                                                ---------    ---------    ---------
          Total current liabilities                                27,480       19,243       32,907
Term loan                                                          11,250       11,500       12,250
                                                                ---------    ---------    ---------
          Total liabilities                                        38,730       30,743       45,157
                                                                ---------    ---------    ---------
STOCKHOLDERS' EQUITY
     Preferred stock, $.01 par value,
          authorized shares - 1,000,000;                             --           --           --
          outstanding shares - none
     Common stock, $.01 par value,
          authorized shares - 50,000,000;                             273          273          272
          issued shares - 27,278,177 at September 30,
          2000 and June 30, 2000 and 27,178,177 at
          September 30, 1999
     Additional paid-in capital                                   125,473      125,473      125,224
     Deficit                                                     (106,900)    (105,964)    (101,841)
     Less:  Treasury stock at cost -
          62,270 shares at September 30, 2000, June
          30, 2000 and September 30, 1999                          (1,480)      (1,480)      (1,480)
                                                                ---------    ---------    ---------
     Total stockholders' equity                                    17,366       18,302       22,175
                                                                ---------    ---------    ---------
          Total liabilities and stockholders' equity            $  56,096    $  49,045    $  67,332
                                                                =========    =========    =========

*Derived from audited financial statements at June 30, 2000.

See accompanying notes to condensed consolidated financial statements.

                      BERNARD CHAUS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
          (In thousands, except number of shares and per share amounts)


                                                                          For the Three Months Ended
                                                                         ----------------------------
                                                                         September 30,   September 30,
                                                                              2000           1999
                                                                         -------------   ------------
                                                                                  (Unaudited)
Net sales                                                                $     40,677    $     53,212
Cost of goods sold                                                             32,746          38,949
                                                                         ------------    ------------
Gross profit                                                                    7,931          14,263
Selling, general and administrative expenses                                    8,303           9,295
                                                                         ------------    ------------
Income (loss) from operations                                                    (372)          4,968
Interest expense, net                                                             562             565
                                                                         ------------    ------------
Income (loss) before provision for income taxes                                  (934)          4,403
Provision for income taxes                                                          2              88
                                                                         ------------    ------------
Net income (loss)                                                        $       (936)   $      4,315
                                                                         ============    ============
Basic and diluted earnings (loss) per share                              $      (0.03)   $       0.16
                                                                         ============    ============
Weighted average number of common shares outstanding- basic                27,216,000      27,116,000
                                                                         ============    ============
Weighted average number of common and common equivalent shares
outstanding- diluted                                                       27,216,000      27,315,000
                                                                         ============    ============



See accompanying notes to condensed consolidated financial statements

                      BERNARD CHAUS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                 For the Three Months Ended
                                                             ----------------------------------
                                                             September 30,        September 30,
                                                                  2000                1999
                                                             -------------        -------------
                                                                          (Unaudited)
OPERATING ACTIVITIES
Net income (loss)                                            $   (936)            $    4,315
Adjustments to reconcile net income (loss) to net cash
   used in operating activities:
   Depreciation and amortization                                  278                    104
   Provision for losses on accounts receivable                     19                    126
Changes in operating assets and liabilities:
   Accounts receivable                                         (7,446)               (17,313)
   Inventories                                                 (3,413)                (2,512)
   Prepaid expenses and other assets                             (163)                   (12)
   Accounts payable                                             3,464                    (87)
   Accrued expenses                                            (1,917)                   893
                                                             --------              ---------
Net Cash Used In Operating Activities                         (10,114)               (14,486)
                                                             --------              ---------
INVESTING ACTIVITIES
  Purchases of fixed assets                                      (187)                  (355)
  Purchases of other assets                                      (520)                    --
                                                             --------              ---------
Net Cash Used In Investing Activities                            (707)                  (355)
                                                             --------              ---------
FINANCING ACTIVITIES
  Net proceeds from short-term bank borrowings                  6,690                  8,977
  Principal payments on term loan                                (250)                  (250)
                                                             --------              ---------
Net Cash Provided By Financing Activities                       6,440                  8,727
                                                             --------              ---------
Decrease in cash and cash equivalents                          (4,381)                (6,114)
Cash and cash equivalents, beginning of period                  4,446                  6,208
                                                             --------              ---------
Cash and cash equivalents, end of period                     $     65              $      94
                                                             ========              =========
Cash Paid for:
  Taxes                                                      $      3              $       3
                                                             ========              =========
  Interest                                                   $    512              $     525
                                                             ========              =========



See accompanying notes to condensed consolidated financial statements.

                      BERNARD CHAUS, INC. AND SUBSIDIARIES


              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
          Three Months Ended September 30, 2000 and September 30, 1999


1.     Summary of Significant Accounting Policies

         Basis of Presentation: The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America ("generally accepted accounting principles") for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant intercompany balances and transactions were eliminated. Operating results for the quarter ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending June 30, 2001 or any other period. The balance sheet at June 30, 2000 has been derived from the audited financial statements at that date. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2000.

         Earnings Per Share: Basic earnings per share has been computed by dividing the applicable net income by the weighted average number of common shares outstanding. Diluted earnings per share has been computed by dividing the applicable net income by the weighted average number of common shares outstanding and common stock equivalents.

         New Accounting Pronouncements: On July 1, 2000, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Certain Derivative Instruments and Certain Hedging Activities and SFAS No. 138. SFAS No. 138 addresses a limited number of issues causing implementation difficulties for entities applying SFAS No. 133. SFAS No. 133 requires that an entity recognize all derivative instruments as either assets or liabilities in the balance sheet and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (i) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (ii) a hedge of the exposure to variable cash flows of a forecasted transaction, or (iii) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. The Company currently has no derivative financial instruments, and as such, the adoption of this statement had no impact on the Company's consolidated financial position, liquidity, cashflows or results of operations.

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

                      BERNARD CHAUS, INC. AND SUBSIDIARIES



later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. The Company does not expect the implementation of this bulletin to have an impact on its consolidated financial position, liquidity or results of operations.

2.       Inventories

         Inventories (principally finished goods) are stated at the lower of cost, using the first-in first-out (FIFO) method, or market. Included in inventories is merchandise in transit of approximately $9.7 million at September 30, 2000, $9.3 million at June 30, 2000 and $9.9 million at September 30, 1999.

3.       Financing Agreement

         In October 1997, the Company and BNY Financial Corporation ("BNYF"), a wholly owned subsidiary of General Motors Acceptance Corp. ("GMAC") entered into a financing agreement (the "Financing Agreement"). The Financing Agreement, which was amended on June 3, 1998, consists of two facilities: (i) the Revolving Facility which is a $45.5 million five-year revolving credit line with a $34.0 million sublimit for letters of credit, and (ii) the Term Loan which is a $14.5 million term loan facility. Each facility matures on December 31, 2002. At September 30, 2000, the Company had availability of approximately $13.2 million (inclusive of overadvance availability) under the Financing Agreement. The Company had borrowings of $6.7 million at September 30, 2000 under the Revolving Facility.

         Interest on the Revolving Facility accrues at 1/2 of 1% above the Prime Rate (9.50% at September 30, 2000) and is payable on a monthly basis, in arrears. Interest on the Term Loan accrues at an interest rate ranging from 1/2 of 1% above the Prime Rate to 1 1/2% above the Prime Rate, which interest rate will be determined, from time to time, based upon the Company's availability under the Revolving Facility

         Amortization payments in the amount of $250,000 are payable quarterly in arrears in connection with the Term Loan. Nine amortization payments have been made resulting in a balance of $12.3 million at September 30, 2000. A balloon payment in the amount of $10.25 million is due on December 31, 2002. In the event of the earlier termination by the Company of the Financing Agreement, the Company will be liable for termination fees of $2.2 million. The Company's obligations under the Financing Agreement are secured by a first priority lien on substantially all of the Company's assets, including the Company's accounts receivable, inventory and trademarks.

         The Financing Agreement contains financial covenants requiring, among other things, the maintenance of minimum levels of tangible net worth, working capital and minimum permitted profit (maximum permitted loss). The Financing Agreement also contains certain restrictive covenants which, among other things, limit the Company's ability to incur additional indebtedness or liens and to pay dividends. On September 22, 2000 the Financing Agreement was amended to establish certain financial covenants for the fiscal years ending June 30, 2000 and June 30, 2001.

                      BERNARD CHAUS, INC. AND SUBSIDIARIES


4.       Stock Exchange Listing

         The Company received a notice from the New York Stock Exchange (the "NYSE") in March 2000, that based upon new continued listing requirements adopted by the NYSE, the Company was below NYSE criteria in respect of requirements that total market capitalization be not less than $50 million and stockholders' equity be not less than $50 million. As of September 30, 2000, the Company's stockholders' equity was approximately $17.4 million and its total market capitalization was approximately $15.3 million. On May 19, 2000, the Company submitted to the NYSE a business plan for attaining compliance with the new continued listing standards over the 18 month period ending September 30, 2001. In July 2000, the NYSE accepted the Company's 18 month plan for attaining compliance with the new continued listing requirements and indicated that the Company would be monitored on a quarterly basis by the NYSE for compliance with the plan. On July 21, 2000, the NYSE notified the Company that failure to restore the price of its common stock above $1.00 (based upon a 30 day average) within six months of the notification would result in the delisting of its common stock. On September 28, 2000, the Company announced that it was seeking a quotation of its shares of common stock on the Over The Counter Bulletin Board ("OTC BB") in lieu of its NYSE listing. NYSE trading was discontinued effective prior to the opening of trading on October 6, 2000. The Company's common stock is currently traded in the over the counter market and quotations are available on the OTC Bulletin Board (OTC BB: CHBD). The Company is unable to predict the effect, if any, of the delisting on the market for and liquidity of its common stock which will depend upon, among other factors, the availability of market makers for the stock.

                      BERNARD CHAUS, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

         Net sales for the quarter ended September 30, 2000 decreased 23.6% or $12.5 million as compared to the quarter ended September 30, 1999. The decrease in net sales was primarily due to a decrease in units shipped of 17.2% and an increase in customer discounts as a result of the highly promotional environment which has continued since the 1999 holiday season.

         Gross profit for the quarter ended September 30, 2000 decreased $6.3 million to $7.9 million as compared to $14.3 million for the quarter ended September 30, 1999. As a percentage of sales, gross profit decreased to 19.5% for the quarter ended September 30, 2000 from 26.8% for the quarter ended September 30, 1999. The decrease in gross profit was the result of decreased units shipped and increased customer discounts

         Selling, general and administrative ("SG&A") expenses decreased by $1.0 million for the quarter ended September 30, 2000 as compared with the quarter ended September 30, 1999. The decrease resulted from a reduction in costs associated with a lower sales volume. As a percentage of net sales, SG&A expenses were approximately 20.4% for the quarter ended September 30, 2000 as compared to 17.5% for the quarter ended September 30, 1999.

         Net income (loss) decreased to a loss of ($0.9) million for the three months ended September 30, 2000 from income of $4.3 million for the comparable period last year.

Financial Position, Liquidity and Capital Resources

General

         Net cash used in operating activities was $10.1 million for the quarter ended September 30, 2000 as compared to $14.5 million for the quarter ended September 30, 1999. Cash used in operating activities resulted primarily from an increase in accounts receivable ($7.4 million) and an increase in inventory ($3.4 million), offset by an increase in accounts payable of $3.5 million.

Financing Agreement

         In October 1997, the Company and BNY Financial Corporation ("BNYF"), a wholly owned subsidiary of General Motors Acceptance Corp. ("GMAC") entered into a financing agreement (the "Financing Agreement"). The Financing Agreement, which was amended on June 3, 1998, consists of two facilities: (i) the Revolving Facility which is a $45.5 million five-year revolving credit line with a $34.0 million sublimit for letters of credit, and (ii) the Term Loan which is a $14.5 million term loan facility. Each facility matures on December 31, 2002. At September 30, 2000, the Company had availability of approximately $13.2 million (inclusive of overadvance availability) under the Financing Agreement. The Company had borrowings of $ 6.7 million at September 30, 2000 under the Revolving Facility.

                      BERNARD CHAUS, INC. AND SUBSIDIARIES


         Interest on the Revolving Facility accrues at 1/2 of 1% above the Prime Rate (9.50% at September 30, 2000) and is payable on a monthly basis, in arrears. Interest on the Term Loan accrues at an interest rate ranging from 1/2 of 1% above the Prime Rate to 1 1/2% above the Prime Rate, which interest rate will be determined, from time to time, based upon the Company's availability under the Revolving Facility

         Amortization payments in the amount of $250,000 are payable quarterly in arrears in connection with the Term Loan. Nine amortization payments have been made resulting in a balance of $12.3 million at September 30, 2000. A balloon payment in the amount of $10.25 million is due on December 31, 2002. In the event of the earlier termination by the Company of the Financing Agreement, the Company will be liable for termination fees of $2.2 million. The Company's obligations under the Financing Agreement are secured by a first priority lien on substantially all of the Company's assets, including the Company's accounts receivable, inventory and trademarks.

         The Financing Agreement contains financial covenants requiring, among other things, the maintenance of minimum levels of tangible net worth, working capital and minimum permitted profit (maximum permitted loss). The Financing Agreement also contains certain restrictive covenants which, among other things, limit the Company's ability to incur additional indebtedness or liens and to pay dividends. On September 22, 2000 the Financing Agreement was amended to establish certain financial covenants for the fiscal years ending June 30, 2000 and June 30, 2001.

New Accounting Pronouncements

         On July 1, 2000, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Certain Derivative Instruments and Certain Hedging Activities and SFAS No. 138. SFAS No. 138 addresses a limited number of issues causing implementation difficulties for entities applying SFAS No. 133. SFAS No. 133 requires that an entity recognize all derivative instruments as either assets or liabilities in the balance sheet and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (i) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment,
(ii) a hedge of the exposure to variable cash flows of a forecasted transaction, or (iii) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. The Company currently has no derivative financial instruments, and as such, the adoption of this statement had no impact on the Company's consolidated financial position, liquidity, cashflows or results of operations.

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

                      BERNARD CHAUS, INC. AND SUBSIDIARIES

Future Financing Requirements

         At September 30, 2000, the Company had working capital of $22.3 million. The Company's business plan requires the availability of sufficient cash flow and borrowing capacity to finance its product lines. The Company expects to satisfy such requirements through cash flow from operations and borrowings under the Financing Agreement. The Company believes that it has adequate resources to meet its needs for the foreseeable future.

         The foregoing discussion contains forward-looking statements which are based upon current expectations and involve a number of uncertainties, including the Company's ability to maintain its borrowing capabilities under the Financing Agreement, retail market conditions and consumer acceptance of the Company's products.

Other Matters

         The Company received a notice from the New York Stock Exchange (the "NYSE") in March 2000, that based upon new continued listing requirements adopted by the NYSE, the Company was below NYSE criteria in respect of requirements that total market capitalization be not less than $50 million and stockholders' equity be not less than $50 million. As of September 30, 2000, the Company's stockholders' equity was approximately $17.4 million and its total market capitalization was approximately $15.3 million. In July 2000, the NYSE accepted the Company's 18 month plan for attaining compliance with the new continued listing requirements and indicated that the Company would be monitored on a quarterly basis by the NYSE for compliance with the plan. On July 21, 2000, the NYSE notified the Company that failure to restore the price of its common stock above $1.00 (based upon a 30 day average) within six months of the notification would result in the delisting of its common stock. The Company's stock price has been below the $1.00 minimum requirement for continued listing for several months and the retail environment has continued to be difficult. Therefore, the Company determined that it is more prudent to invest in its core business and continue to meet the needs of its retail customers, rather than to divert resources and reduce investment in the business in an attempt to maintain its listing. As a result, on September 28, 2000, the Company announced that it was seeking a quotation of its shares of common stock on the Over The Counter Bulletin Board ("OTC BB") in lieu of its NYSE listing. NYSE trading was discontinued effective prior to the opening of trading on October 6, 2000. The Company's common stock is currently traded in the over the counter market and quotations are available on the OTC Bulletin Board (OTC BB: CHCB). The Company is unable to predict the effect, if any, of the delisting on the market for and liquidity of its common stock which will depend upon, among other factors, the availability of market makers for the stock.

                      BERNARD CHAUS, INC. AND SUBSIDIARIES


PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

         (a)  Attached hereto as Exhibits are the following:

              27   Financial Data Schedules

         (b) The Company filed no reports on Form 8-K during the quarter ended September 30, 2000.

                      BERNARD CHAUS, INC. AND SUBSIDIARIES


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  BERNARD CHAUS, INC.
                                  (Registrant)



Date:  November 1, 2000           By: /s/ Josephine Chaus
                                     --------------------
                                  JOSEPHINE CHAUS
                                  Chairwoman of the Board, and
                                  Chief Executive Officer

Date:  November 1, 2000           By: /s/ Nicholas DiPaolo
                                     ---------------------
                                  NICHOLAS DIPAOLO
                                  Vice Chairman of the Board, and
                                  Chief Operating Officer

Date:  November 1, 2000           By: /s/ Ivy Karkut
                                     ---------------
                                  IVY KARKUT
                                  President and Director

Date:  November 1, 2000           By: /s/ Barton Heminover
                                     ---------------------
                                  BARTON HEMINOVER
                                  Vice President of Finance