Form 10-Q
period 2000-12-31
CHAUS BERNARD INC
filed 2001-02-14
CIK 793983

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            -----------------------

                                    FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 5(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934.

                For the quarterly period ended DECEMBER 31, 2000.

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

--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes [X] No [ ].

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    Date                     Class                      Shares Outstanding
------------             --------------                --------------------
   2/13/01        Common Stock, $0.01 par value             27,215,907
------------             --------------                --------------------

                                      INDEX



PART I  FINANCIAL INFORMATION
------  ---------------------

Item 1.  Condensed Consolidated Financial Statements (Unaudited)              PAGE

         Condensed Consolidated Balance Sheets as of December 31, 2000,
         June 30, 2000 and December 31, 1999                                    3

         Condensed Consolidated Statements of Operations for the
         Quarters and Six Months ended December 31, 2000 and 1999               4

         Condensed Consolidated Statements of Cash Flows
         for the Six Months ended December 31, 2000 and 1999                    5

         Notes to Condensed Consolidated Financial Statements                   6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                    9

PART II  OTHER INFORMATION
-------  -----------------

Item 6.  Exhibits and Reports on Form 8-K                                      13


SIGNATURES                                                                     14


PART I -- FINANCIAL INFORMATION
-------------------------------
Item 1.  Financial Statements
-----------------------------

                      BERNARD CHAUS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
          (In thousands, except number of shares and per share amounts)



                                                                      December 31,          June 30,       December 31,
                                                                         2000                 2000             1999
                                                                      ------------        ------------     ------------
                                                                      (Unaudited)            ( * )          (Unaudited)
ASSETS
Current Assets
     Cash and cash equivalents                                        $      3,949        $      4,446     $      4,607
     Accounts receivable - net                                              18,053              23,562           29,855
     Inventories                                                            14,053              14,721           18,488
     Prepaid expenses                                                          482                 405              853
                                                                      ------------        ------------     ------------
          Total current assets                                              36,537              43,134           53,803
Fixed assets - net                                                           5,305               5,169            1,625
Other assets                                                                 1,322                 742              338
                                                                      ------------        ------------     ------------
          Total assets                                                $     43,164        $     49,045     $     55,766
                                                                      ============        ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
     Accounts payable                                                 $     13,672        $     12,493     $     14,973
     Accrued expenses                                                        3,812               5,750            4,952
     Term loan - current                                                     1,000               1,000            1,000
                                                                      ------------        ------------     ------------
          Total current liabilities                                         18,484              19,243           20,925
Term loan                                                                   11,000              11,500           12,000
                                                                      ------------        ------------     ------------
          Total liabilities                                                 29,484              30,743           32,925

STOCKHOLDERS' EQUITY
     Preferred stock, $.01 par value,                                           --                  --               --
          authorized shares - 1,000,000;
          outstanding shares - none
     Common stock, $.01 par value,                                             273                 273              273
          authorized shares - 50,000,000;
          issued shares - 27,278,177 at December 31,
          2000, June 30, 2000 and  December 31, 1999
     Unearned Compensation                                                      --                  --             (214)
     Additional paid-in capital                                            125,473             125,473          125,472
     Deficit                                                              (110,586)           (105,964)        (101,210)
     Less:  Treasury stock at cost -
          62,270 shares at December 31, 2000, June
          30, 2000 and December 31, 1999                                    (1,480)             (1,480)          (1,480)
                                                                      ------------        ------------     ------------
     Total stockholders' equity                                             13,680              18,302           22,841
                                                                      ------------        ------------     ------------
          Total liabilities and stockholders' equity                  $     43,164        $     49,045     $     55,766
                                                                      ============        ============     ============



*Derived from audited financial statements at June 30, 2000. See accompanying notes to condensed consolidated financial statements.

                      BERNARD CHAUS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
          (In thousands, except number of shares and per share amounts)


                                                     For the Quarter Ended        For the Six Months Ended
                                                  December 31,    December 31,   December 31,    December 31,
                                                      2000            1999           2000            1999
                                                  ------------    ------------   ------------    ------------
                                                          (Unaudited)                   (Unaudited)
Net sales                                         $     30,213    $     43,482   $     70,890    $     96,694
Cost of goods sold                                      25,191          34,376         57,937          73,325
                                                  ------------    ------------   ------------    ------------


Gross profit                                             5,022           9,106         12,953          23,369
Selling, general and administrative expenses             8,085           7,883         16,388          17,178
                                                  ------------    ------------   ------------    ------------
Income (loss) from operations                           (3,063)          1,223         (3,435)          6,191

Interest expense, net                                      620             579          1,182           1,144
                                                  ------------    ------------   ------------    ------------

Income (loss) before provision for income taxes         (3,683)            644         (4,617)          5,047
Provision for income taxes                                   3              13              5             101
                                                  ------------    ------------   ------------    ------------

Net income (loss)                                 $     (3,686)   $        631   $     (4,622)   $      4,946
                                                  ============    ============   ============    ============

Basic and diluted earnings (loss) per share       $      (0.14)   $       0.02   $      (0.17)   $       0.18
                                                  ============    ============   ============    ============

Weighted average number of common shares
outstanding- basic                                  27,216,000      27,150,000     27,216,000      27,133,000
                                                  ============    ============   ============    ============

Weighted average number of common and
common equivalent shares outstanding- diluted       27,216,000      27,251,000     27,216,000      27,295,000
                                                  ============    ============   ============    ============


See accompanying notes to condensed consolidated financial statements

                      BERNARD CHAUS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                   For the Six Months Ended
                                                                December 31,         December 31,
                                                                   2000                1999
                                                                 ---------           ---------
                                                                            (Unaudited)
OPERATING ACTIVITIES
Net income (loss)                                                $  (4,622)          $   4,946
Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities:
   Depreciation and amortization                                       597                 196
   Provision for losses on accounts receivable                          38                 126
   Non-cash compensation expense                                        --                  36
   Non-cash interest expense                                            --                  14
Changes in operating assets and liabilities:
   Accounts receivable                                               5,471              (3,225)
   Inventories                                                         668                 318
   Prepaid expenses and other assets                                   (77)               (258)
   Accounts payable                                                  1,179              (2,526)
   Accrued expenses                                                 (1,938)                327
                                                                 ---------           ---------
Net Cash Provided by (Used In) Operating Activities                  1,316                 (46)
                                                                 ---------           ---------

INVESTING ACTIVITIES
  Purchases of fixed assets                                           (608)             (1,055)
  Purchases of other assets                                           (705)                 --
                                                                 ---------           ---------
Net Cash Used In Investing Activities                               (1,313)             (1,055)
                                                                 ---------           ---------

FINANCING ACTIVITIES
  Principal payments on term loan                                     (500)               (500)
                                                                 ---------           ---------
Net Cash Used in Financing Activities                                 (500)               (500)
                                                                 ---------           ---------

Decrease in cash and cash equivalents                                 (497)             (1,601)
Cash and cash equivalents, beginning of period                       4,446               6,208
                                                                 ---------           ---------
Cash and cash equivalents, end of period                         $   3,949           $   4,607
                                                                 =========           =========

Cash Paid for:
  Taxes                                                          $       5           $     155
                                                                 =========           =========
  Interest                                                       $   1,078           $   1,100
                                                                 =========           =========

Supplemental schedule of non-cash financing activities:
  Issuance of restricted stock                                   $      --           $     250
                                                                 =========           =========


See accompanying notes to condensed consolidated financial statements.

                      BERNARD CHAUS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
            Six Months Ended December 31, 2000 and December 31, 1999

1. Summary of Significant Accounting Policies

     Basis of Presentation: The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("generally accepted accounting principles") for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant intercompany balances and transactions were eliminated. Operating results for the quarter and six months ended December 31, 2000 are not necessarily indicative of the results that may be expected for the year ending June 30, 2001 or any other period. The balance sheet at June 30, 2000 has been derived from the audited financial statements at that date. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2000.

     Earnings (loss) Per Share: Basic earnings (loss) per share has been computed by dividing the applicable net income (loss) by the weighted average number of common shares outstanding. Diluted earnings (loss) per share has been computed by dividing the applicable net income (loss) by the weighted average number of common and common equivalent shares outstanding for the quarter and the six months ended December 31, 1999. Common equivalent shares were not included for the quarter and the six months ended December 31, 2000 as their inclusion would have been antidilutive.

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

2. Inventories

     Inventories (principally finished goods) are stated at the lower of cost, using the first-in first-out (FIFO) method, or market. Included in inventories is merchandise in transit of approximately $10.7 million at December 31, 2000, $9.3 million at June 30, 2000 and $12.5 million at December 31, 1999.

3. Financing Agreement

     In October 1997, the Company and BNY Financial Corporation ("BNYF"), a wholly owned subsidiary of General Motors Acceptance Corp. ("GMAC") entered into a financing agreement (the "Financing Agreement"). The Financing Agreement, which was amended on June 3, 1998, consists of two facilities: (i) the Revolving Facility which is a $45.5 million five-year revolving credit line with a $34.0 million sublimit for letters of credit, and (ii) the Term Loan which is a $14.5 million term loan facility. Each facility matures on December 31, 2002. At December 31, 2000, the Company had availability of approximately $3.0 million under the Financing Agreement. The Company had no borrowings at December 31, 2000 under the Revolving Facility.

     Interest on the Revolving Facility accrues at 1/2 of 1% above the Prime Rate (9.50% at December 31, 2000) and is payable on a monthly basis, in arrears. Interest on the Term Loan accrues at an interest rate ranging from 1/2 of 1% above the Prime Rate to 1 1/2% above the Prime Rate, which interest rate will be determined, from time to time, based upon the Company's availability under the Revolving Facility.

     Amortization payments in the amount of $250,000 are payable quarterly in arrears in connection with the Term Loan. Ten amortization payments have been made resulting in a balance of $12.0 million at December 31, 2000. A balloon payment in the amount of $10.25 million is due on December 31, 2002. In the event of the earlier termination by the Company of the Financing Agreement, the Company will be liable for termination fees of $2.2 million. The Company's obligations under the Financing Agreement are secured by a first priority lien on substantially all of the Company's assets, including the Company's accounts receivable, inventory and trademarks.

     The Financing Agreement contains financial covenants requiring, among other things, the maintenance of minimum levels of tangible net worth, working capital and minimum permitted profit (maximum permitted loss). The Financing Agreement also contains certain restrictive covenants which, among other things, limit the Company's ability to incur additional indebtedness or liens and to pay dividends. On January 19, 2001, the Financing Agreement was amended to establish certain financial covenants for the fiscal year ending June 30, 2001.

                      BERNARD CHAUS, INC. AND SUBSIDIARIES

4. Stock Exchange Listing

     New York Stock Exchange trading of the Company's common stock was discontinued effective prior to the opening of trading on October 6, 2000. The Company's common stock is currently traded in the over the counter market and quotations are available on the Over the Counter Bulletin Board (OTC BB: CHBD). The Company is unable to predict the effect, if any, of the delisting on the market for and liquidity of its common stock, which will depend upon, among other factors, the availability of market makers for the stock.

5. Commitments

     In connection with a non-competition agreement with a former executive, Ivy Karkut, who resigned in January 2001, the Company is obligated to pay up to $900,000 over the 12-month period beginning January 2001.

6. Stock Options

     a) On January 10, 2001, the Company entered into an employment agreement (the "Agreement") with Nicholas DiPaolo who has been serving as the Company's Vice Chairman and Chief Operating Officer since November 1, 2000, the effective date of the Agreement. The Agreement has a term of 37 months from the effective date. Under the Agreement on November 1, 2000, Mr. DiPaolo was granted 300,000 fully vested options to purchase common stock of the Company at the fair market value on the date of grant (the "Sign-On Options"). Under the Agreement on January 10, 2001, Mr. DiPaolo was granted 3,000,000 options to purchase common stock of the Company at the fair market value on the date of grant (the "Put Options"). The exercise price of the Put Options is 0.375. The Put Options vest in three equal annual installments upon the anniversaries of the Agreement's effective date. In the event that the Company achieves a cumulative EBITDA target determined by the Company's Board of Directors for the three year period ending June 30, 2003, Mr. DiPaolo shall be entitled to require the Company to purchase his Put Options, for a purchase price equal to $1,125,000, i.e. the aggregate exercise price of the Put Options. In the event there is a "Change In Control" of the Company or his employment is terminated without "Cause" (as such terms are defined in the Agreement), Mr. DiPaolo shall also have the right to require the Company to purchase his vested Put Options at a purchase price equal to the aggregate exercise price of the vested Put Options.

     b) During February 2001, employee and director options for an aggregate of 1,710,401 shares of the Company's common stock were surrendered under a stock option replacement program offered by the Company. Under the program, employees had the right to surrender their outstanding, out-of-the- money options in exchange for a commitment by the Company to grant new options to them for the same number of shares on a date, which is six months after the surrender date. In order to be eligible to receive the new options, which will have an exercise price equal to the fair market value on the future grant date, employees (or directors as the case may be) must continue to be employed by the Company (or to serve as directors) on the future grant date.

                      BERNARD CHAUS, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations
-------------

Results of Operations
---------------------

     Net sales for the quarter ended December 31, 2000 decreased by 30.5 % or $13.3 million to $30.2 million from $43.5 million for the quarter ended December 31, 1999. Net sales for the six months ended December 31, 2000 decreased by 26.7% or $25.8 million to $70.9 million from $96.7 million for the six months ended December 31, 1999. The decrease in sales for the quarter and six months was primarily due to a decrease in units shipped of 26.7% and 21.7%, respectively as a result of the difficult women's retail environment.

     Gross profit for the quarter ended December 31, 2000 decreased $4.1 million to $5.0 million as compared to $9.1 million for the quarter ended December 31, 1999. As a percentage of net sales, gross profit decreased to 16.6% for the quarter ended December 31, 2000 from 20.9% for the quarter ended December 31, 1999. Gross profit for the six months ended December 31, 2000 decreased $10.4 million to $13.0 million as compared to $23.4 million for the six months ended December 31, 1999. As a percentage of net sales, gross profit decreased to 18.3% for the six months ended December 31, 2000 from 24.2% for the six months ended December 31, 1999. The decrease in gross profit for the quarter and the six months was primarily a result of decreased units shipped. The decrease in gross profit percentage resulted primarily from a decrease in the initial markup.

     Selling, general and administrative ("SG&A") expenses increased by $0.2 million to $8.1 million for the quarter ended December 31, 2000 from $7.9 million for the quarter ended December 31, 1999. SG&A for the six months ended December 31, 2000 decreased by $0.8 million to $16.4 million from $17.2 for the six months ended December 31, 1999 primarily due to the Company's decision to reduce marketing and advertising expenses as a result of the lower sales volume. SG&A expenses as a percentage of net sales increased to 26.8% for the quarter and 23.1% for the six months ended December 31, 2000 from 18.1% and 17.8% respectively, for the comparable periods last year. The increase in SG&A expenses as a percentage of net sales was due to the decreased in sales volume, which reduced the company's leverage of SG&A expenses.

     The net loss was $3.7 million for the three months ended December 31, 2000 as compared to net income of $0.6 million for the three months ended December 31, 1999. The net loss was $4.6 million for the six months ended December 31, 2000 as compared to net income of $4.9 million for the six months ended December 31, 1999. The reduction in net income for the three months and six months periods was primarily the result of a decrease in net sales.

Financial Position, Liquidity and Capital Resources
---------------------------------------------------

General

     Net cash provided by operating activities was $1.3 million for the six months ended December 31, 2000 as compared to cash used in operating activities of $0.05 million for the six months ended December 31, 1999. Cash provided by operating activities resulted primarily from a decrease in accounts receivable ($5.5 million), offset by a net loss of $4.6 million.

     Cash used in investing activities in the six months ended December 31, 2001 was for capital expenditures of $1.3 million compared to $1.1 million in the previous year. The capital expenditures for the six months ended December 31,2000 consisted of $0.7 million for in-store shops and $0.6 for leasehold improvements, furniture and

                      BERNARD CHAUS, INC. AND SUBSIDIARIES

fixtures, and Management Information System upgrades. The Company anticipates additional capital expenditures of approximately $0.7 million for the remaining fiscal year 2001.

Financing Agreement

     In October 1997, the Company and BNY Financial Corporation ("BNYF"), a wholly owned subsidiary of General Motors Acceptance Corp. ("GMAC") entered into a financing agreement (the "Financing Agreement"). The Financing Agreement, which was amended on June 3, 1998, consists of two facilities: (i) the Revolving Facility which is a $45.5 million five-year revolving credit line with a $34.0 million sublimit for letters of credit, and (ii) the Term Loan which is a $14.5 million term loan facility. Each facility matures on December 31, 2002. At December 31, 2000, the Company had availability of approximately $3.0 million under the Financing Agreement. The Company had no borrowings at December 31, 2000 under the Revolving Facility.

     Interest on the Revolving Facility accrues at 1/2 of 1% above the Prime Rate (9.50% at December 31, 2000) and is payable on a monthly basis, in arrears. Interest on the Term Loan accrues at an interest rate ranging from 1/2 of 1% above the Prime Rate to 1 1/2% above the Prime Rate, which interest rate will be determined, from time to time, based upon the Company's availability under the Revolving Facility.

     Amortization payments in the amount of $250,000 are payable quarterly in arrears in connection with the Term Loan. Ten amortization payments have been made resulting in a balance of $12.0 million at December 31, 2000. A balloon payment in the amount of $10.25 million is due on December 31, 2002. In the event of the earlier termination by the Company of the Financing Agreement, the Company will be liable for termination fees of $2.2 million. The Company's obligations under the Financing Agreement are secured by a first priority lien on substantially all of the Company's assets, including the Company's accounts receivable, inventory and trademarks.

     The Financing Agreement contains financial covenants requiring, among other things, the maintenance of minimum levels of tangible net worth, working capital and minimum permitted profit (maximum permitted loss). The Financing Agreement also contains certain restrictive covenants, which, among other things, limit the Company's ability to incur additional indebtedness or liens and to pay dividends. On January 19, 2001 the Financing Agreement was amended to establish certain financial covenants for the fiscal year ending June 30, 2001.

New Accounting Pronouncements

     On July 1, 2000, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Certain Derivative Instruments and Certain Hedging Activities and SFAS No. 138. SFAS No. 138 addresses a limited number of issues causing implementation difficulties for entities applying SFAS No. 133. SFAS No. 133 requires that an entity recognize all derivative instruments as either assets or liabilities in the balance sheet and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (i) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment,
(ii) a hedge of the exposure to variable cash flows of a forecasted transaction, or (iii) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. The accounting for changes in the fair value of a derivative depends on the intended use of the

                      BERNARD CHAUS, INC. AND SUBSIDIARIES

derivative and the resulting designation. The adoption of this statement had no impact on the Company's consolidated financial position, liquidity, cashflows or results of operations.

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

Future Financing Requirements

     At December 31, 2000, the Company had working capital of $18.1 million. The Company's business plan requires the availability of sufficient cash flow and borrowing capacity to finance its product lines. The Company expects to satisfy such requirements through cash flow from operations and borrowings under the Financing Agreement. The Company believes that it has adequate resources to meet its needs for the foreseeable future.

     The foregoing discussion contains forward-looking statements which are based upon current expectations and involve a number of uncertainties, including the Company's ability to maintain its borrowing capabilities under the Financing Agreement, retail market conditions and consumer acceptance of the Company's products.

Other Matters

     On January 10, 2001, the Company entered into an employment agreement (the "Agreement") with Nicholas DiPaolo. Mr. DiPaolo has been serving as the Company's Vice Chairman and Chief Operating Officer since November 1, 2000, the effective date of the Agreement. The Agreement has a term of approximately three years from the effective date. The compensation package is weighted towards equity, with what the Company believes is a below market salary of $300,000 per year and options entitling Mr. DiPaolo to acquire (x)300,000 shares (the "Sign-On Options") of the Company's common stock which were fully vested upon issuance and (y)3,000,000 shares (the "Put Options") of the Company's common stock, which vest in three equal annual installments upon the anniversaries of the Agreement's effective date. The per share exercise price of the Sign-On Options, which were issued in November 2001 in connection with the commencement of his employment, is $0.50. The per share exercise price of the Put Options, which were issued in January 2001, is $0.375. Each such exercise price was at or above the fair market value of the Company's common stock on the date of issuance. In the event that the Company achieves a cumulative EBITDA target determined by the Company's Board of Directors for the three year period ended June 30, 2003, Mr. DiPaolo shall be entitled to require the Company to purchase his Put Options, for a purchase price equal to $1,125,000, i.e. the aggregate exercise price of the Put Options. Mr. DiPaolo shall also have such right to require the Company to purchase his then vested Put Options, at a purchase price equal to the aggregate exercise price of such then vested Put Options, in the event there is a "Change In Control" of the Company or his employment is terminated without "Cause" (as such terms are defined in the Agreement).

                      BERNARD CHAUS, INC. AND SUBSIDIARIES

     During February 2001, employee and director options for an aggregate of 1,710,401 shares of the Company's common stock were surrendered under a stock option replacement program offered by the Company. Under the program, employees had the right to surrender their outstanding, out-of-the- money options in exchange for a commitment by the Company to grant new options to them for the same number of shares on a date, which is six months after the surrender date. In order to be eligible to receive the new options, which will have an exercise price equal to the fair market value on the future grant date, employees (or directors as the case may be) must continue to be employed by the Company (or to serve as directors) on the future grant date.

     In connection with a non-competition agreement with a former executive, Ivy Karkut, who resigned in January 2001, the Company is obligated to pay up to $900,000 over the 12-month period beginning January 2001.

     New York Stock Exchange trading of the Company's common stock was discontinued effective prior to the opening of trading on October 6, 2000. The Company's common stock is currently traded in the over the counter market and quotations are available on the Over the Counter Bulletin Board (OTC BB: CHBD). The Company is unable to predict the effect, if any, of the delisting on the market for and liquidity of its common stock, which will depend upon, among other factors, the availability of market makers for the stock.

                      BERNARD CHAUS, INC. AND SUBSIDIARIES


PART II - OTHER INFORMATION
---------------------------

Item 6.  Exhibits and Reports on Form 8-K.
         ---------------------------------

         (a)  Attached hereto as Exhibits are the following:

              10.86 Resignation and Non-Competition Agreement dated January 4, 2001 between the Company and Ivy Karkut.

              10.87 Employment Agreement dated January 10, 2001 between the Company and Nicholas DiPaolo.

              10.88 Amendment dated January 19, 2001 to the Second Restated and Amended Financing Agreement.

              27     Financial Data Schedules

         (b) The Company filed no reports on Form 8-K during the quarter ended December 31, 2000.

                      BERNARD CHAUS, INC. AND SUBSIDIARIES

SIGNATURES
----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   BERNARD CHAUS, INC.
                                   (Registrant)



Date:    February 14, 2001         By: /s/ Josephine Chaus
                                      --------------------
                                   JOSEPHINE CHAUS
                                   Chairwoman of the Board, and
                                   Chief Executive Officer

Date:    February 14, 2001         By: /s/ Nicholas DiPaolo
                                      --------------------
                                   NICHOLAS DIPAOLO
                                   Vice Chairman of the Board, and
                                   Chief Operating Officer

Date:    February 14, 2001         By: /s/ Barton Heminover
                                      --------------------
                                   BARTON HEMINOVER
                                   Vice President of Finance