Form 10-Q
period 2001-03-31
CHAUS BERNARD INC
filed 2001-05-14
CIK 793983

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                    FORM 10-Q

 [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 5(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934.

                 For the quarterly period ended MARCH 31, 2001.

                                       OR

 [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934.

       For the transition period from ____________ to __________________.

                          Commission file number 1-9169
                                                 ------

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Date                         Class                    Shares Outstanding
---------------    ----------------------------------   -----------------------

    5/13/01          Common Stock, $0.01 par value             27,215,907
---------------    ----------------------------------   -----------------------

                                      INDEX

PART I      FINANCIAL INFORMATION
------      ---------------------

Item 1.     Condensed Consolidated Financial Statements (Unaudited)      PAGE

            Condensed Consolidated Balance Sheets as of
            March 31, 2001, June 30, 2000 and March 31, 2000               3

            Condensed Consolidated Statements of Operations for the
            Quarters and Nine Months ended March 31, 2001 and 2000         4

            Condensed Consolidated Statements of Cash Flows
            for the Nine Months ended March 31, 2001 and 2000              5

            Notes to Condensed Consolidated Financial Statements           6

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                            9

PART II     OTHER INFORMATION
-------     -----------------

Item 6.     Exhibits and Reports on Form 8-K                              13

SIGNATURES                                                                14

PART I -- FINANCIAL INFORMATION
-------------------------------

Item 1. Financial Statements
----------------------------


                      BERNARD CHAUS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
          (In thousands, except number of shares and per share amounts)


                                                              March 31,         June 30,            March 31,
                                                                 2001             2000                2000
                                                          ---------------    ---------------     ----------------
                                                             (Unaudited)            (*)              (Unaudited)
ASSETS
Current Assets
     Cash and cash equivalents                               $     138          $   4,446          $     129
     Accounts receivable - net                                  37,137             23,562             50,558
     Inventories                                                14,838             14,721             13,798
     Prepaid expenses                                              375                405                880
                                                             ---------          ---------          ---------
          Total current assets                                  52,488             43,134             65,365

Fixed assets - net                                               5,204              5,169              4,039
Other assets                                                     1,276                742                334
                                                             ---------          ---------          ---------
          Total assets                                       $  58,968          $  49,045          $  69,738
                                                             =========          =========          =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
     Revolving credit borrowings                             $  11,703          $    --            $  12,715
     Accounts payable                                           19,273             12,493             15,396
     Accrued expenses                                            3,514              5,750              5,503
     Term loan - current                                         1,000              1,000              1,000
                                                             ---------          ---------          ---------
          Total current liabilities                             35,490             19,243             34,614
Term loan                                                       10,750             11,500             11,750
                                                             ---------          ---------          ---------
          Total liabilities                                     46,240             30,743             46,364

STOCKHOLDERS' EQUITY
     Preferred stock, $.01 par value,                             --                 --                 --
          authorized shares - 1,000,000;
          outstanding shares - none
     Common stock, $.01 par value,                                 273                273                273
          authorized shares - 50,000,000;
          issued shares - 27,278,177 at March 31,
          2001, June 30, 2000 and March 31, 2000
     Unearned Compensation                                        --                 --                 (107)
     Additional paid-in capital                                125,473            125,473            125,473
     Deficit                                                  (111,538)          (105,964)          (100,785)
     Less: Treasury stock at cost -
           62,270 shares at March 31, 2001, June
           30, 2000 and March 31, 2000                          (1,480)            (1,480)            (1,480)
                                                             ---------          ---------          ---------
     Total stockholders' equity                                 12,728             18,302             23,374
                                                             ---------          ---------          ---------
          Total liabilities and stockholders' equity         $  58,968          $  49,045          $  69,738
                                                             =========          =========          =========

*Derived from audited financial statements at June 30, 2000. See accompanying notes to condensed consolidated financial statements.

                      BERNARD CHAUS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
          (In thousands, except number of shares and per share amounts)



                                                     For the Quarter Ended        For the Nine Months Ended
                                                    March 31,      March 31,       March 31,       March 31,
                                                      2001           2000            2001            2000
                                                  ------------    ------------   ------------    ------------
                                                          (Unaudited)                    (Unaudited)
Net sales                                         $     44,079    $     51,600   $    114,969    $    148,294
Cost of goods sold                                      36,380          40,879         94,317         114,204
                                                  ------------    ------------   ------------    ------------

Gross profit                                             7,699          10,721         20,652          34,090
Selling, general and administrative expenses             8,147           9,747         24,535          26,925
                                                  ------------    ------------   ------------    ------------
Income (loss) from operations                             (448)            974         (3,883)          7,165

Interest expense, net                                      501             540          1,683           1,684
                                                  ------------    ------------   ------------    ------------

Income (loss) before provision for income taxes           (949)            434         (5,566)          5,481
Provision for income taxes                                   3               9              8             110
                                                  ------------    ------------   ------------    ------------

Net income (loss)                                 $       (952)   $        425   $     (5,574)   $      5,371
                                                  ============    ============   ============    ============

Basic and diluted earnings (loss) per share       $      (0.03)   $       0.02   $      (0.20)   $       0.20
                                                  ============    ============   ============    ============

Weighted average number of common shares
outstanding- basic                                  27,216,000      27,216,000     27,216,000      27,160,000
                                                  ============    ============   ============    ============

Weighted average number of common and common
equivalent shares outstanding- diluted              27,216,000      27,218,000     27,216,000      27,261,000
                                                  ============    ============   ============    ============


See accompanying notes to condensed consolidated financial statements

                      BERNARD CHAUS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                    For the Nine Months Ended
                                                                ------------------------------------
                                                                   March 31,            March 31,
                                                                     2001                 2000
                                                                ---------------      ---------------
                                                                           (Unaudited)
OPERATING ACTIVITIES
Net income (loss)                                                  $ (5,574)            $  5,371
Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities:
   Depreciation and amortization                                        969                  302
   Provision for losses on accounts receivable                           56                  191
   Non-cash compensation expense                                       --                    143
   Non-cash interest expense                                           --                     21
Changes in operating assets and liabilities:
   Accounts receivable                                              (13,631)             (23,993)
   Inventories                                                         (117)               5,008
   Prepaid expenses and other assets                                     19                 (290)
   Accounts payable                                                   6,780               (2,103)
   Accrued expenses                                                  (2,236)                 878
                                                                   --------             --------
Net Cash Used In Operating Activities                               (13,734)             (14,472)
                                                                   --------             --------

INVESTING ACTIVITIES
  Purchases of fixed assets                                            (765)              (3,572)
  Purchases of other assets                                            (762)                --
                                                                   --------             --------
Net Cash Used In Investing Activities                                (1,527)              (3,572)
                                                                   --------             --------

FINANCING ACTIVITIES
  Net proceeds from short-term borrowings                            11,703               12,715
  Principal payments on term loan                                      (750)                (750)
                                                                   --------             --------
Net Cash Provided By Financing Activities                            10,953               11,965
                                                                   --------             --------

Decrease in cash and cash equivalents                                (4,308)              (6,079)
Cash and cash equivalents, beginning of period                        4,446                6,208
                                                                   --------             --------
Cash and cash equivalents, end of period                           $    138             $    129
                                                                   ========             ========

Cash Paid for:
 Taxes                                                             $      7             $    171
                                                                   ========             ========
  Interest                                                         $  1,532             $  1,611
                                                                   ========             ========

Supplemental schedule of non-cash financing activities:
  Issuance of restricted stock                                     $   --               $    250
                                                                   ========             ========

See accompanying notes to condensed consolidated financial statements.

                      BERNARD CHAUS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
               Nine Months Ended March 31, 2001 and March 31, 2000

1. Summary of Significant Accounting Policies

     Basis of Presentation: The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("generally accepted accounting principles") for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant intercompany balances and transactions were eliminated. Operating results for the quarter and nine months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending June 30, 2001 or any other period. The balance sheet at June 30, 2000 has been derived from the audited financial statements at that date. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2000.

     Earnings (loss) Per Share: Basic earnings (loss) per share has been computed by dividing the applicable net income (loss) by the weighted average number of common shares outstanding. Diluted earnings (loss) per share has been computed by dividing the applicable net income (loss) by the weighted average number of common and common equivalent shares outstanding for the quarter and the nine months ended March 31, 2001. Common equivalent shares were not included for the quarter and the nine months ended March 31, 2001 as their inclusion would have been antidilutive.

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

2. Inventories

     Inventories (principally finished goods) are stated at the lower of cost, using the first-in first-out (FIFO) method, or market. Included in inventories is merchandise in transit of approximately $7.9 million at March 31, 2001, $9.3 million at June 30, 2000 and $4.7 million at March 31, 2000.

3. Financing Agreement

     In October 1997, the Company and BNY Financial Corporation ("BNYF"), a wholly owned subsidiary of General Motors Acceptance Corp. ("GMAC") entered into a financing agreement (the "Financing Agreement"). The Financing Agreement, which was amended on June 3, 1998, consists of two facilities: (i) the Revolving Facility which is a $45.5 million five-year revolving credit line with a $34.0 million sublimit for letters of credit, and (ii) the Term Loan which is a $14.5 million term loan facility. Each facility matures on December 31, 2002. At March 31, 2001, the Company had borrowings of $11.7 million under the Revolving Facility and total availability of approximately $5.2 million under the Financing Agreement.

     Interest on the Revolving Facility accrues at 1/2 of 1% above the Prime Rate (8.00% at March 31, 2001) and is payable on a monthly basis, in arrears. Interest on the Term Loan accrues at an interest rate ranging from 1/2 of 1% above the Prime Rate to 1 1/2% above the Prime Rate, which interest rate will be determined, from time to time, based upon the Company's availability under the Revolving Facility.

     Amortization payments in the amount of $250,000 are payable quarterly in arrears in connection with the Term Loan. Eleven amortization payments have been made resulting in a balance of $11.8 million at March 31, 2001. A balloon payment in the amount of $10.25 million is due on December 31, 2002. In the event of the earlier termination by the Company of the Financing Agreement, the Company will be liable for termination fees of $2.2 million. The Company's obligations under the Financing Agreement are secured by a first priority lien on substantially all of the Company's assets, including the Company's accounts receivable, inventory and trademarks.

     The Financing Agreement contains financial covenants requiring, among other things, the maintenance of minimum levels of tangible net worth, working capital and minimum permitted profit (maximum permitted loss). The Financing Agreement also contains certain restrictive covenants which, among other things, limit the Company's ability to incur additional indebtedness or liens and to pay dividends. On April 26, 2001, the Financing Agreement was amended to establish certain financial covenants for the fiscal year ending June 30, 2001.

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

6. Stock Options

     a) On January 10, 2001, the Company entered into an employment agreement (the "Agreement") with Nicholas DiPaolo who has been serving as the Company's Vice Chairman and Chief Operating Officer since November 1, 2000, the effective date of the Agreement. The Agreement has a term of 37 months from the effective date. Under the Agreement on November 1, 2000, Mr. DiPaolo was granted 300,000 fully vested options to purchase common stock of the Company at the fair market value on the date of grant (the "Sign-On Options"). Under the Agreement on January 10, 2001, Mr. DiPaolo was granted 3,000,000 options to purchase common stock of the Company at the fair market value on the date of grant (the "Put Options"). The exercise price of the Put Options is $0.375. The Put Options vest in three equal annual installments upon the anniversaries of the Agreement's effective date. In the event that the Company achieves a cumulative EBITDA target determined by the Company's Board of Directors for the three year period ending June 30, 2003, Mr. DiPaolo shall be entitled to require the Company to purchase his Put Options, for a purchase price equal to $1,125,000, i.e. the aggregate exercise price of the Put Options. In the event there is a "Change In Control" of the Company or his employment is terminated without "Cause" (as such terms are defined in the Agreement), Mr. DiPaolo shall also have the right to require the Company to purchase his vested Put Options at a purchase price equal to the aggregate exercise price of the vested Put Options.

     b) During February 2001, employee and director options for an aggregate of 1,400,401 shares of the Company's common stock were surrendered under a stock option replacement program offered by the Company. Under the program, employees had the right to surrender their outstanding, out-of-the- money options in exchange for a commitment by the Company to grant new options to them for the same number of shares on a date, which is in excess of six months (183 days) after the surrender date. In order to be eligible to receive the new options, which will have an exercise price equal to the fair market value on the future grant date, employees (or directors as the case may be) must continue to be employed by the Company (or to serve as directors) on the future grant date.

                      BERNARD CHAUS, INC. AND SUBSIDIARIES



Item 2. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
        of Operations
        -------------

Results of Operations
---------------------

     Net sales for the quarter ended March 31, 2001 decreased by 14.6 % or $7.5 million to $44.1 million from $51.6 million for the quarter ended March 31, 2000. Net sales for the nine months ended March 31, 2001 decreased by 22.5% or $33.3 million to $115.0 million from $148.3 million for the nine months ended March 31, 2000. The decrease in sales for the quarter and nine months was primarily due to a decrease in units shipped of 15.6% and 19.4%, respectively as a result of the difficult women's retail environment.

     Gross profit for the quarter ended March 31, 2001 decreased $3.0 million to $7.7 million as compared to $10.7 million for the quarter ended March 31, 2000. As a percentage of net sales, gross profit decreased to 17.5% for the quarter ended March 31, 2001 from 20.8% for the quarter ended March 31, 2000. Gross profit for the nine months ended March 31, 2001 decreased $13.4 million to $20.7 million as compared to $34.1 million for the nine months ended March 31, 2000. As a percentage of net sales, gross profit decreased to 18.0% for the nine months ended March 31, 2001 from 23.0% for the nine months ended March 31, 2000. The decrease in gross profit for the quarter and the nine months was primarily a result of decreased units shipped. The decrease in gross profit percentage resulted primarily from a decrease in the initial markup.

     Selling, general and administrative ("SG&A") expenses decreased by $1.6 million to $8.1 million for the quarter ended March 31, 2001 from $9.7 million for the quarter ended March 31, 2000. SG&A for the nine months ended March 31, 2001 decreased by $2.4 million to $24.5 million from $26.9 for the nine months ended March 31, 2000. The decrease was primarily due to the Company's decision to reduce marketing and advertising expenses and a reduction in payroll related costs and professional fees as a result of the lower sales volume. SG&A expenses as a percentage of net sales decreased to 18.5% for the three months ended March 31, 2001 compared to 18.9% for the three months ended March 31, 2000 as a result of the aforementioned. SG&A expenses as a percentage of net sales increased to 21.3% for the nine months ended March 31, 2001 compared to 18.2% for the nine months ended March 31, 2000. The increase in SG&A expenses as a percentage of net sales was due to the decrease in sales volume, which reduced the company's leverage on SG&A expenses.

     The net loss was $1.0 million for the three months ended March 31, 2001 as compared to net income of $0.4 million for the three months ended March 31, 2000. The net loss was $5.6 million for the nine months ended March 31, 2001 as compared to net income of $5.4 million for the nine months ended March 31, 2000. The reduction in net income for the three months and nine months periods was the result due to a decrease in net sales and gross profit percentage offset partially by reduction in SG&A.

Financial Position, Liquidity and Capital Resources
---------------------------------------------------

General

     Net cash used in operating activities was $13.7 million for the nine months ended March 31, 2001 as compared to cash used in operating activities of $14.5 million for the nine months ended March 31, 2000. Cash used in operating activities for fiscal 2001 resulted primarily from an increase in accounts receivable ($13.6 million) and a net loss of ($5.6 million) partially offset by an increase in accounts payable ($6.8 million).

                      BERNARD CHAUS, INC. AND SUBSIDIARIES

     Cash used in investing activities in the nine months ended March 31, 2001 was for capital expenditures of $1.5 million compared to $3.6 million in the previous year. The capital expenditures for the nine months ended March 31,2001 consisted of $0.8 million for in-store shops and $0.7 for leasehold improvements, furniture and fixtures, and Management Information System upgrades. The Company anticipates additional capital expenditures of approximately $0.3 million for the remaining fiscal year 2001.

Financing Agreement

     In October 1997, the Company and BNY Financial Corporation ("BNYF"), a wholly owned subsidiary of General Motors Acceptance Corp. ("GMAC") entered into a financing agreement (the "Financing Agreement"). The Financing Agreement, which was amended on June 3, 1998, consists of two facilities: (i) the Revolving Facility which is a $45.5 million five-year revolving credit line with a $34.0 million sublimit for letters of credit, and (ii) the Term Loan which is a $14.5 million term loan facility. Each facility matures on December 31, 2002. At March 31, 2001, the Company had borrowings of $11.7 million under the Revolving Facility and total availability of approximately $5.2 million under the Financing Agreement.

     Interest on the Revolving Facility accrues at 1/2 of 1% above the Prime Rate (8.00% at March 31, 2001) and is payable on a monthly basis, in arrears. Interest on the Term Loan accrues at an interest rate ranging from 1/2 of 1% above the Prime Rate to 1 1/2% above the Prime Rate, which interest rate will be determined, from time to time, based upon the Company's availability under the Revolving Facility.

     Amortization payments in the amount of $250,000 are payable quarterly in arrears in connection with the Term Loan. Eleven amortization payments have been made resulting in a balance of $11.8 million at March 31, 2001. A balloon payment in the amount of $10.25 million is due on December 31, 2002. In the event of the earlier termination by the Company of the Financing Agreement, the Company will be liable for termination fees of $2.2 million. The Company's obligations under the Financing Agreement are secured by a first priority lien on substantially all of the Company's assets, including the Company's accounts receivable, inventory and trademarks.

     The Financing Agreement contains financial covenants requiring, among other things, the maintenance of minimum levels of tangible net worth, working capital and minimum permitted profit (maximum permitted loss). The Financing Agreement also contains certain restrictive covenants, which, among other things, limit the Company's ability to incur additional indebtedness or liens and to pay dividends. On April 26, 2001, the Financing Agreement was amended to establish certain financial covenants for the fiscal year ending June 30, 2001.

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

Future Financing Requirements

     At March 31, 2001, the Company had working capital of $17.0 million as compared with working capital of $30.8 at March 31, 2000. The Company's business plan requires the availability of sufficient cash flow and borrowing capacity to finance its product lines. The Company expects to satisfy such requirements through cash flow from operations and borrowings under the Financing Agreement. The Company believes that it has adequate resources to meet its needs for the foreseeable future.

     The foregoing discussion contains forward-looking statements which are based upon current expectations and involve a number of uncertainties, including the Company's ability to maintain its borrowing capabilities under the Financing Agreement or a substitute facility (the existing facility has a term ending on December 31, 2002), retail market conditions and consumer acceptance of the Company's products.

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

                      BERNARD CHAUS, INC. AND SUBSIDIARIES

     During February 2001, employee and director options for an aggregate of 1,400,401 shares of the Company's common stock were surrendered under a stock option replacement program offered by the Company. Under the program, employees had the right to surrender their outstanding, out-of-the- money options in exchange for a commitment by the Company to grant new options to them for the same number of shares on a date, which is in excess of six months (183 days) after the surrender date. In order to be eligible to receive the new options, which will have an exercise price equal to the fair market value on the future grant date, employees (or directors as the case may be) must continue to be employed by the Company (or to serve as directors) on the future grant date.

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

                      BERNARD CHAUS, INC. AND SUBSIDIARIES

PART II - OTHER INFORMATION
---------------------------

Item 6. Exhibits and Reports on Form 8-K.
        ---------------------------------

(a)    Attached hereto as Exhibits are the following:

       10.89 Amendment dated April 26, 2001 to the Second Restated and Amended Financing Agreement.

(b) The Company filed no reports on Form 8-K during the quarter ended March 31, 2001.

                      BERNARD CHAUS, INC. AND SUBSIDIARIES

SIGNATURES
----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    BERNARD CHAUS, INC.
                                    (Registrant)



Date: May 14, 2001                  By: /s/ Josephine Chaus
                                        -------------------
                                    JOSEPHINE CHAUS
                                    Chairwoman of the Board, and
                                    Chief Executive Officer


Date: May 14, 2001                  By: /s/ Nicholas DiPaolo
                                        --------------------
                                    NICHOLAS DIPAOLO
                                    Vice Chairman of the Board, and
                                    Chief Operating Officer


Date: May 14, 2001                  By: /s/ Barton Heminover
                                        --------------------
                                    BARTON HEMINOVER
                                    Vice President of Finance