Form 10-K
period 2001-06-30
CHAUS BERNARD INC
filed 2001-09-27
CIK 793983

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-K
            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                     For the fiscal year ended June 30, 2001
                                       or
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from      to

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

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

     Title of each class                      Name of each exchange on which registered
     -------------------                      -----------------------------------------
Common Stock, $0.01 par value       None; securities quoted on the Over the Counter Bulletin Board

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

        The aggregate market value of the voting stock held by non-affiliates of the registrant on September 17, 2001 was $2,929,000.

        Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

       Date                          Class                    Shares Outstanding
       ----                          -----                    ------------------
September 22, 2001       Common Stock, $0.01 par value            27,215,907

         DOCUMENTS INCORPORATED BY REFERENCE                    LOCATION IN FORM 10-K IN
         -----------------------------------                       WHICH INCORPORATED
Portions of registrant's Proxy Statement for the Annual            ------------------
 Meeting of Stockholders to be held November 14, 2001.                  Part III

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

JOSEPHINE CHAUS COLLECTION - a collection of better tailored career clothing that includes tailored suits, dresses, jackets, skirts and pants.

JOSEPHINE CHAUS STUDIO- a line of better sportswear featuring contemporary styling and offering a more casual approach to traditional career dressing.

JOSEPHINE CHAUS ESSENTIALS - a line of better sportswear separates, also designed with a contemporary approach. This new line includes jackets, skirts, pants, blouses and sweaters to be mixed and matched.

JOSEPHINE CHAUS SPORT - designed for more relaxed dressing. This line includes casual tops, sweaters, pants, skirts, shorts and other items for "true weekend" wear.

        The above products, while sold as separates, are coordinated by styles, color schemes and fabrics and are designed to be merchandised and worn together. The Company believes that the target consumers for its products are women aged 25 to 65.

        During fiscal 2001 (fiscal year ended June 30, 2001), the suggested retail prices of the Company's Chaus products ranged between $24.00 and $180.00. The Company's jackets ranged in price between $98.00 and $180.00, its blouses and sweaters ranged in price between $38.00 and $120.00, its skirts and pants ranged in price between $48.00 and $110.00, and its knit tops and bottoms ranged in price between $24.00 and $68.00.

        The following table sets forth a breakdown by percentage of the Company's net sales by brand for fiscal 1999 through fiscal 2001:

                                                 Fiscal Year Ended June 30,
                                                2001        2000        1999
                                              --------    --------    --------
Josephine Chaus Collection (1)                   38%         30%         41%
Josephine Chaus Woman Collection (1)             10          11          14
Josephine Chaus Petite Collection (1)             8           8          13
Josephine Chaus Sport (1)                        25          24          27
Josephine Chaus Essentials (1)                   10           7           0
Josephine Chaus Studio (1)                        8          20           2
Nautica                                           0           0           2
Other (2)                                         1           0           1
                                              --------    --------    --------
   Total                                        100%        100%        100%


(1) Josephine Chaus Collection and Josephine Chaus Sport were formerly Chaus Collection and Chaus Sport, respectively. The Josephine Chaus trade names began shipping in June 1999 to department stores for the Fall 1999 season.

(2)  Other brands and Outlet stores offset by intercompany elimination.

-----------------

LICENSE AGREEMENT WITH NAUTICA

        From September 1995 through October 1998, the Company had a license agreement (the "Nautica License Agreement") with Nautica Apparel Inc. ("Nautica"), a leading name in men's apparel, pursuant to which the Company had an exclusive license to design, contract for the manufacture of and market a new women's apparel line under the Nautica brand name. Effective October 1998, the Company and Nautica agreed to terminate the Nautica License Agreement and the Company discontinued selling products under the Nautica name.

CUSTOMERS

        The Company's products are sold nationwide in an estimated 2,700 doors operated by approximately 88 department store chains, specialty retailers and other retail outlets. The Company does not have any long-term commitments or contracts with any of its customers.

        The Company extends credit to its customers based upon an evaluation of the customer's financial condition and credit history and generally does not require collateral. At June 30, 2001 and 2000, approximately 71% and 77%, respectively, of the Company's accounts receivable were due from department store customers owned by three single corporate entities. During fiscal 2001, approximately 81% of the Company's net sales were made to department store customers owned by four single corporate entities, as compared to 86% in fiscal 2000 and 82% in fiscal 1999. Sales to Dillard's Department Stores accounted for 39% of net sales in fiscal 2001, 42% in fiscal 2000 and 40% in fiscal 1999. Sales to the May Department Stores Company accounted for approximately 25% of the Company's net sales in fiscal 2001, 26% in fiscal 2000 and 28% in fiscal 1999. Sales to TJX Companies, Inc. accounted for approximately 13% of net sales in fiscal 2001, 13% in fiscal 2000 and 7% in fiscal 1999. Sales to Federated Department Stores accounted for approximately 4% of net sales in fiscal 2001 and 5% of net sales in fiscal 2000 and 7% of net sales in fiscal 1999. As a result of the Company's dependence on its major customers, such customers may have the ability to influence the Company's business decisions. The loss of or significant decrease in business from any of its major customers would have a material adverse effect on the Company's financial position and results of operations. In addition, the Company's ability to achieve growth in revenues is dependent, in part, on its ability to identify new distribution channels, such as the sales it has recently commenced with J.C. Penney department stores.

SALES AND MARKETING

        The Company's selling operation is highly centralized. Sales to the Company's department and specialty store customers are made primarily through the Company's New York City showrooms. As of June 30, 2001, the Company had an in-house sales force of 15, all of whom are located in the New York City showrooms. Senior management, principally Josephine Chaus, Chairwoman of the Board, Chief Executive Officer and principal stockholder of the Company, Nicholas DiPaolo, Vice Chairman and Chief Operating Officer of the Company, and Gregory Mongno, President of the Company, actively participate in the planning of the Company's marketing and selling efforts. The Company does not employ independent sales representatives or operate regional sales offices, but it does participate in various regional merchandise marts. This sales structure enables management to control the Company's selling operation more effectively, to limit travel expenses, as well as to deal directly with, and be readily accessible to, major customers.

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

DESIGN

        The Company's products and certain of the fabrics from which they are made are designed by an in-house staff of fashion designers. The 19 person design staff, headed by Judith Leech, monitors current fashion trends and changes in consumer preferences. Ms. Chaus, who is instrumental in the design function, meets regularly with the design staff to create, develop and coordinate the seasonal collections. The Company believes that its design staff is well regarded for its distinctive styling and its ability to contemporize fashion classics. Emphasis is placed on the coordination of outfits and quality of fabrics to encourage the purchase of more than one garment.

MANUFACTURING AND DISTRIBUTION

        The Company does not own any manufacturing facilities; all of its products are manufactured in accordance with its design specifications and production schedules through arrangements with independent manufacturers. The Company believes that outsourcing its manufacturing maximizes its flexibility while avoiding significant capital expenditures, work-in-process buildup and the costs of a large workforce. A substantial amount (approximately 90%) of its product is manufactured by approximately 25 key independent suppliers located primarily in South Korea, Hong Kong, Taiwan, China, Indonesia and elsewhere in the Far East. Approximately 10% of the Company's products are manufactured in the United States and the Caribbean Basin. No contractual obligations exist between the Company and its manufacturers except on an order-by-order basis. During fiscal 2001, the Company purchased approximately 79% of its finished goods from its ten largest manufacturers, including approximately 20% of its purchases from its largest manufacturer. Contracting with foreign manufacturers enables the Company to take advantage of prevailing lower labor rates and to use a skilled labor force to produce high quality products.

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

        The Company uses a broad range of fabrics in the production of its clothing, consisting of synthetic fibers (including polyester and acrylic), natural fibers (including cotton and wool), and blends of natural and synthetic fibers. The Company does not have any formal, long-term arrangements with any fabric or other raw material supplier. During fiscal 2001, virtually all of the fabrics used in the Company's products manufactured in the Far East were ordered from the Company's five largest suppliers in the Far East, which are located in Japan, Taiwan, Hong Kong and Korea, and virtually all of the fabric used in the Company's products manufactured in the United States and the Caribbean Basin were ordered by three major suppliers from these regions. The Company selects the fabrics to be purchased, which are generally produced for it in accordance with its own specifications. To date, the Company has not experienced any significant difficulty in obtaining fabrics or other raw materials and considers its sources of supply to be adequate.

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

        The United States and the countries in which the Company's products are manufactured may, from time to time, impose new quotas, duties, tariffs or other restrictions, or adversely adjust presently prevailing quotas, duty or tariff levels, with the result that the Company's operations and its ability to continue to import products at current or increased levels could be adversely affected. The Company cannot now predict the likelihood or frequency of any such events occurring. The Company monitors duty, tariff and quota-related developments, and seeks continually to minimize its potential exposure to quota-related risks through, among other measures, geographical diversification of its manufacturing sources, allocation of production of merchandise categories where more quota is available and shifts of production among countries and manufacturers. The expansion in the past few years of the Company's varied manufacturing sources and the variety of countries in which it has potential manufacturing arrangements, although not the result of specific import restrictions, have had the result of reducing the potential adverse effect of any increase in such restrictions. In addition, substantially all of the Company's products are subject to United States customs duties. In September 2001 the Company completed a United States Customs Duty Audit covering a prior five year period and recorded a $0.4 million charge in the fiscal year ended June 30, 2001 for costs associated with the audit.

BACKLOG

        As of September 6, 2001 and 2000, the Company's order book reflected unfilled customer orders for approximately $50.8 and $51.1 million of merchandise, respectively. Order book data at any date are materially affected by the timing of the initial showing of collections to the trade, as well as by the timing of recording of orders and of shipments. The order book represents customer orders prior to discounts. Accordingly a comparison of unfilled orders from period to period is not necessarily meaningful and may not be indicative of eventual actual shipments.

TRADEMARKS

        CHAUS(R), CHAUS SPORT(R), CHAUS WOMAN(R), MS. CHAUS(R), JOSEPHINE(R), and JOSEPHINE CHAUS(R) are registered trademarks of the Company for use on ladies' garments. The Company has pending applications to register J. CHAUS for ladies garments. The Company considers its trademarks to be strong and highly recognized, and to have significant value in the marketing of its products.

        The Company has also registered its CHAUS(R), CHAUS SPORT(R), CHAUS WOMAN(R), JOSEPHINE CHAUS(R) and JOSEPHINE(R) marks for women's apparel in certain foreign countries. JOSEPHINE(R), and JOSEPHINE CHAUS(R) for clothing, accessories and cosmetics are registered trademarks in the European Economic Community. The application to register CHAUS is still pending.

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

EMPLOYEES

        At June 30, 2001, the Company employed 298 employees as compared with 312 employees at June 30, 2000. This total includes 61 in managerial and administrative positions, approximately 73 in design, production and production administration, 29 in marketing, merchandising and sales and 83 in distribution. Of the Company's total employees, 52 were located in the Far East. The Company is a party to a collective bargaining agreement with the Amalgamated Workers Union, Local 88, covering 91 full-time employees. This agreement expires August 31, 2003.

        The Company considers its relations with its employees to be satisfactory and has not experienced any business interruptions as a result of labor disagreements with its employees.

EXECUTIVE OFFICERS

The executive officers of the Company are:

NAME                   AGE    POSITION
Josephine Chaus        50     Chairwoman of the Board and Chief Executive Officer
Nicholas DiPaolo       60     Vice Chairman of the Board and Chief Operating Officer
Greg Mongno            39     President of the Company
Barton Heminover       47     Vice President of Finance

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

        Nicholas DiPaolo was appointed Vice Chairman of the Board and Chief Operating Officer in November 2000 and has been a director of the Company since February 1999. Prior to joining the Company, Mr. DiPaolo served as a consultant to the apparel industry and as a private investor. From 1991 through May 1997, Mr. DiPaolo served as Chairman, President and Chief Executive Officer of Salant Coporation, a diversified apparel company which he joined in 1988 as President and Chief Operating Officer. Prior to 1988, he held executive positions with a number of apparel and related companies, including

Manhattan Industries, a menswear company, and The Villager, a women's sportswear company. Mr. DiPaolo currently serves as a director of JPS Industries Inc., a publicly traded manufacturer of specialty extruded and woven materials.

        Greg Mongno was appointed President of the Company in August 2001 and served as Senior Vice President of Sales and Marketing from January 2000 through August of 2001. He was Vice President/General Manager of Liz Casual at Liz Claiborne, Inc. from 1996 to January 2000.

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

        In connection with a non-competition agreement with a former executive, Ivy Karkut, who resigned in January 2001, the Company is obligated to pay up to $900,000 in equal monthly installments over the 12-month period from January 2001 to January 2002.

FORWARD LOOKING STATEMENTS

        Certain statements contained herein are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that have been made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements are indicated by words or phrases such as "anticipate," "estimate," "project," "expect," "believe" and similar words or phrases. Such statements are based on current expectations and are subject to certain risks, uncertainties and assumptions, including, but not limited to, the overall level of consumer spending on apparel; the financial strength of the retail industry generally and the Company's customers in particular; changes in trends in the market segments in which the Company competes and the Company's ability to gauge and respond to changing consumer demands and fashion trends; the level of demand for the Company's products; the Company's dependence on its major department store customers; the highly competitive nature of the fashion industry; the Company's ability to satisfy its cash flow needs by meeting its business plan and either refinancing its current revolving credit facility on acceptable terms prior to its December 31, 2002 expiration or negotiating a new credit facility; and changes in economic or political conditions in the markets where the Company sells or sources its products, as well as other risks and uncertainties set forth in the Company's publicly-filed documents, including this Annual Report on Form 10-K. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. The Company disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 2. PROPERTIES.

        The Company's principal executive office is located at 530 Seventh Avenue in New York City where the Company leases approximately 28,000 square feet. This lease expires in May 2009. This facility also houses the Company's showrooms and its sales, design, production and merchandising staffs. Net base rental expense for the executive offices aggregated approximately $0.9 million in fiscal 2001 and 2000 and $0.8 million in fiscal 1999.

        The Company's technical production support facility (including its sample and patternmakers) is located at 519 Eighth Avenue in New York City where the Company leases approximately 15,000 square feet. This lease expires in August 2009. Net base rental expense for the technical production support facilities aggregated approximately $0.3 million in fiscal 2001 and 2000 and $0.2 million for fiscal 1999.

        The Company's distribution center is located in Secaucus, New Jersey where the Company leases approximately 276,000 square feet. This facility also houses the Company's administrative and finance personnel, its computer operations, and its one retail outlet store. This space is occupied under a lease expiring June 30, 2004. Base rental expense for the Secaucus facility aggregated approximately $1.2 million in fiscal 2001, and $1.1 million in fiscal 2000 and 1999.

        Office locations are also leased in Hong Kong, Korea and Taiwan, with annual aggregate rental expense of approximately $0.1 million for fiscal 2001, 2000, and 1999.

ITEM 3. LEGAL PROCEEDINGS.

        The company is involved in legal proceedings from time to time arising out of the ordinary conduct of its business. The Company believes that the outcome of these proceedings will not have a material adverse effect on the Company's financial condition or results of operations.


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

        The following table sets forth for each of the Company's fiscal periods indicated the high and low sales prices for the Common Stock as reported on the OTC BB (October 6, 2000 to present) and the NYSE (July 1, 1999-October 5, 2000).

                                                            HIGH          LOW
                                                            ----          ---
FISCAL 2000
                   First Quarter.........................  $3.188       $2.563
                   Second Quarter........................   2.750        2.188
                   Third Quarter.........................   2.438        1.500
                   Fourth Quarter........................   1.750        0.500
 FISCAL 2001
                   First Quarter.........................  $0.813       $0.500
                   Second Quarter........................   0.750        0.266
                   Third Quarter.........................   0.516        0.344
                   Fourth Quarter........................   0.510        0.300

As of September 17, 2001, the Company had approximately 390 stockholders of record.

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

ITEM 6. SELECTED FINANCIAL DATA.

        The following financial information is qualified by reference to, and should be read in conjunction with, the Consolidated Financial Statements of the Company and the notes thereto, as well as Management's Discussion and Analysis of Financial Condition and Results of Operations contained elsewhere herein.

STATEMENT OF OPERATIONS DATA:

                                                                          FISCAL YEAR ENDED JUNE 30,
                                                  ---------------------------------------------------------------------------
                                                     2001           2000             1999             1998             1997
                                                     ----           ----             ----             ----             ----
                                                                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net sales                                         $  149,499      $  181,538      $  187,875       $  191,546      $  160,100
Cost of goods sold                                   122,324         142,909         137,958          142,175         125,422(2)
                                                  ----------      ----------      ----------       ----------      ----------
Gross profit                                          27,175          38,629          49,917           49,371          34,678
Selling, general and administrative expenses          32,666          36,075          36,512           38,462          40,924
Restructuring expenses                                 --              --              --               --              2,250(1)
Interest expense, net                                  2,121           2,358           2,360            6,353           7,917
                                                  ----------      ----------      ----------       ----------      ----------
Income (loss) before income tax provision             (7,612)            196          11,045            4,556         (16,413)
Provision for income taxes                                11               4             200              245              50
                                                  ----------      ----------      ----------       ----------      ----------
Net income (loss)                                 $   (7,623)     $      192      $   10,845       $    4,311      $  (16,463)
                                                  ==========      ==========      ==========       ==========      ==========

Basic earnings (loss) per share (3)               $    (0.28)     $     0.01      $     0.40       $     0.28      $    (2.46)
                                                  ==========      ==========      ==========       ==========      ==========

Diluted earnings (loss) per share (4)             $    (0.28)     $     0.01      $     0.40       $     0.28      $    (2.46)
                                                  ==========      ==========      ==========       ==========      ==========

Weighted average number of common shares
  outstanding - basic (5)                             27,216          27,174          27,116           15,296           6,687
                                                  ==========      ==========      ==========       ==========      ==========
Weighted average number of common and common
  equivalent shares outstanding - diluted (5)         27,216          27,183          27,191           15,296           6,687
                                                  ==========      ==========      ==========       ==========      ==========

BALANCE SHEET DATA

                                                                                AS OF JUNE 30,
                                                  -----------------------------------------------------------------------
                                                    2001            2000            1999           1998          1997
                                                    ----            ----            ----           ----          ----
Working capital (deficiency)                      $ 15,185        $ 23,891        $ 29,330       $ 18,679      $ (32,729)
Total assets                                        44,795          49,045          53,484         39,012         34,138
Short-term debt, including current portion
  of long-term debt                                  6,024           1,000           1,000          1,000         37,756
Long-term debt                                      10,500          11,500          12,500         13,500         26,374
Stockholders' equity (deficiency)                   10,679          18,302          17,860          7,015        (57,060)

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

ITEM 7. DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
        OPERATIONS.

RESULTS OF OPERATIONS

        The following table sets forth, for the years indicated, certain items expressed as a percentage of net sales.

                                                   Fiscal Year Ended June 30,
                                                   --------------------------
                                                   2001       2000        1999
                                                   ----       ----        ----
Net Sales                                         100.0%     100.0%      100.0%
Gross profit                                       18.2       21.3        26.6
Selling, general and administrative expenses       21.9       19.9        19.4

Interest expense                                    1.4        1.3         1.3
Net income (loss)                                  (5.1)       0.1         5.8


Fiscal 2001 Compared to Fiscal 2000

        Net sales for fiscal 2001 decreased 17.7% or $32.0 million to $149.5 million as compared to $181.5 million for fiscal 2000. The decrease in net sales was primarily due to a 15.2% decrease in units shipped as a result of the difficult retail environment for women's apparel.

        Gross profit for fiscal 2001 decreased $11.5 million to $27.2 million as compared to $38.6 million for fiscal 2000. As a percentage of sales, gross profit decreased to 18.2% for fiscal 2001 from 21.3% for fiscal 2000. The decrease in gross profit dollars was primarily a result of decreased units shipped. The decrease in gross profit percentage resulted primarily from a decrease in the initial markup.

        Selling, general and administrative ("SG&A") expenses decreased by $3.4 million for fiscal 2001 as compared to fiscal 2000. The decrease was primarily due to the Company's decision to reduce marketing and advertising expenses ($1.4 million) as well as a reduction in payroll and payroll related costs ($1.4 million) and professional fees ($.8 million). These reductions were partially offset by a $0.4 million charge for costs associated with a United States Customs audit covering a prior five-year period. As a percentage of net sales, SG&A expenses were approximately 21.9% in fiscal 2001 as compared to 19.9% in fiscal 2000. The increase in SG&A expenses as a percentage of net sales was due to the decrease in sales volume, which reduced the Company's leverage on SG&A expenses.

        Interest expense decreased by $.2 million for fiscal 2001 as compared to fiscal 2000. The decrease was due to lower interest rates partially offset by higher bank borrowings.

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

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

General

        Net cash used in operating activities was $6.6 million for fiscal 2001 as compared to net cash provided by operating activities of $4.6 million for fiscal 2000 and $5.6 million for fiscal 1999. Net cash used in operating activities for fiscal 2001 resulted primarily from a net loss of $7.6 million and a decrease in accrued expenses ($1.7 million) partially offset by a decrease in inventory ($1.1 million), an increase in accounts payable ($1.0 million) and depreciation expense ($1.3 million).

        In fiscal 2001 and 2000, purchases of fixed assets were $0.9 million and $4.9 million, respectively. Fiscal 2001 and fiscal 2000, expenditures consisted primarily of purchases of computer hardware and software systems.

        The Company also incurred capital expenditures for in-store shops of $0.8 million and $0.4 million in fiscal 2001 and 2000, respectively. In fiscal 2002, the Company anticipates capital expenditures of approximately $0.8 million consisting primarily of in-store shops and Management Information System upgrades.

Financing Agreement

        In October 1997, the Company and BNY Financial Corporation ("BNYF"), a wholly owned subsidiary of General Motors Acceptance Corp. ("GMAC") entered into a financing agreement (the "Financing Agreement"). The Financing Agreement, which was amended on June 3, 1998, consists of two facilities: (i) the Revolving Facility which is a $45.5 million five-year revolving credit line (subject to an asset based borrowing formula) with a $34.0 million sublimit for letters of credit, and (ii) the Term Loan which is a $14.5 million term loan facility. Each facility matures on December 31, 2002. At June 30 2001, the Company had borrowings of $5.0 million under the Revolving Facility and total availability of approximately $2.5 million under the Financing Agreement.

        Interest on the Revolving Facility accrues at 1/2 of 1% above the Prime Rate (6.75% at June 30, 2001) and is payable on a monthly basis, in arrears. Interest on the Term Loan accrues at an interest rate ranging from 1/2 of 1% above the Prime Rate to 1 1/2% above the Prime Rate, which interest rate will be determined, from time to time, based upon the Company's availability under the Revolving Facility.

        Amortization payments in the amount of $250,000 are payable quarterly in arrears in connection with the Term Loan. Twelve amortization payments have been made resulting in a balance of $11.5 million at June 30, 2001. A balloon payment in the amount of $10.25 million is due on December 31, 2002. In the event of the earlier termination by the Company of the Financing Agreement, the Company will be liable for termination fees of $2.2 million. The Company's obligations under the Financing Agreement are secured by a first priority lien on substantially all of the Company's assets, including the Company's accounts receivable, inventory and trademarks.

        The Financing Agreement contains financial covenants requiring, among other things, the maintenance of minimum levels of tangible net worth, working capital and minimum permitted profit (maximum permitted loss). The Financing Agreement also contains certain restrictive covenants which, among other things, limit the Company's ability to incur additional indebtedness or liens and to pay dividends. In June 2001, the Financing Agreement was amended to establish certain financial covenants for the years ending June 30, 2001 and June 30, 2002. In August 2001, the Company received a letter agreement from GMAC approving overadvance amounts required by the Company's business plan and amending the working capital covenants for fiscal 2002.

Future Financing Requirements

        At June 30, 2001, the Company had working capital of $15.2 million as compared with working capital of $23.9 million at June 30, 2000. The Company's business plan requires the availability of sufficient cash flow and borrowing capacity to finance its product lines. The Company expects to satisfy such requirements through cash flow from operations and borrowings under the Financing Agreement. The Financing Agreement expires on December 31, 2002. The Company anticipates that it will refinance the Financing Agreement with GMAC. Although the Company has had favorable preliminary discussions with GMAC about extending its facility, there can be no assurance that it will enter into an acceptable agreement with GMAC or that, if an acceptable agreement cannot be reached, that the Company can identify an alternate lender. The Company believes that it has adequate resources to meet its needs for the foreseeable future assuming that it meets its business plan and refinances the Financing Agreement or negotiates an alternative arrangement.

        The foregoing discussion contains forward-looking statements which are based upon current expectations and involve a number of uncertainties, including the Company's ability to maintain its borrowing capabilities under the Financing Agreement, retail market conditions, and consumer acceptance of the Company's products.

Employment and Non-Competition Agreements

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

        In connection with a non-competition agreement with a former executive, Ivy Karkut, who resigned in January 2001, the Company is obligated to pay up to $900,000 in equal monthly installments over the 12-month period from January 2001 to January 2002.

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

NEW ACCOUNTING PRONOUNCEMENTS

        In June 2001, the Financial Accounting Standards Board ("FASB") issued two new pronouncements: Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets.

        SFAS No. 141 addresses financial accounting and reporting for business combinations and supersedes APB No. 16 "Business Combinations" and FASB Statement No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises". All business combinations in the scope of this Statement are to be accounted for using one method, the purchase method. SFAS 141 is effective as follows: a) use of the pooling-of-interest method is prohibited for business combinations initiated after June 30, 2001; and b) the provisions of SFAS 141 also apply to all business combinations accounted for by the purchase method that are completed after June 30, 2001 (that is, the date of the acquisition is July 2001 or later). The Company has determined that the adoption of this statement will not have an impact on its consolidated financial statements.

        SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB No. 17, "Intangible Assets". It changes the accounting for goodwill from an amortization method to an impairment only approach. SFAS 142 is effective for fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized in an entity's statement of financial position at that date, regardless of when those assets were initially recognized. The Company has determined that the adoption of this statement will not have an impact on its consolidated financial statements.

        In April 2001, the Emerging Issues Task Force ("EITF") reached consensus on EITF Issue 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products". The Task Force reached a consensus that consideration from a vendor to a reseller of the vendor's products is presumed to be a reduction of the selling prices of the vendor's products and, therefore, should be characterized as a reduction of revenue when recognized in the vendor's income statement. That presumption is overcome and the consideration should be characterized as a cost incurred if, and to the extent that, a benefit is or will be received from the recipient of the consideration that meets certain conditions. The consensuses in EITF 00-25 should be applied no later than in annual or interim financial statements for periods beginning after December 15, 2001. Earlier adoption is encouraged. The Company has determined that the adoption of this statement on July 1, 2001 will not have a significant impact on its consolidated financial statements.

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

        Information with respect to the directors of the Company is incorporated by reference to the information to be set forth under the heading "Election of Directors" in the Company's definitive proxy statement relating to its 2001 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A (the "Company's 2001 Proxy Statement").

ITEM 11. EXECUTIVE COMPENSATION.

        Information called for by Item 11 is incorporated by reference to the information to be set forth under the heading "Executive Compensation" in the Company's 2001 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

        Information called for by Item 12 is incorporated by reference to the information to be set forth under the heading "Security Ownership of Certain Beneficial Owners and Management" in the Company's 2001 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        Information called for by Item 13 is incorporated by reference to the information to be set forth under the headings "Executive Compensation" and "Certain Transactions" in the Company's 2001 Proxy Statement.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

        (a) Financial Statements and Financial Statement Schedule: See List of Financial Statements and Financial Statement Schedule on page F-1.

        (b) The Company did not file a Form 8-K during the last quarter of its fiscal year ended June 30, 2001.

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

+10.77 1998 Stock Option Plan, as amended by Amendment No.1 thereto including form of related stock option agreement (incorporated by reference to Exhibit A and Exhibit B of the Company's Proxy Statement filed with the Commission on October 17, 2000).

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

10.84 Lease between the Company and Kaufman Eighth Avenue Associates, dated September 11, 1999 with respect to the Company's technical support facilities at 519 Eighth Avenue, New York City. (incorporated by reference to Exhibit 10.84 of the Company's 2000 Form 10-K).

10.85 Amendment dated September 22, 2000 to the Second Restated and Amended Financing Agreement. (incorporated by reference to Exhibit 10.85 of the Company's 2000 Form 10-K).

10.86 Resignation and Non-Competition Agreement dated January 4, 2001 between the Company and Ivy Karkut. (incorporated by reference to Exhibit 10.86 of the Company's Form 10-Q for the quarter ended December 31, 2000).

10.87 Employment Agreement dated January 10, 2001 between the Company and Nicholas DiPaolo. (incorporated by reference to Exhibit 10.87 of the Company's Form 10-Q for the quarter ended December 31, 2000).

10.88 Amendment dated January 19, 2001 to the Second Restated and Amended Financing Agreement. (incorporated by reference to Exhibit 10.88 of the Company's Form 10-Q for the quarter ended December 31, 2000).

10.89 Amendment dated April 26, 2001 to the Second Restated and Amended Financing Agreement. (incorporated by reference to Exhibit 10.89 of the Company's Form 10-Q for the quarter ended March 31, 2001).

*10.90 Lease modification agreement between the Company and Hartz Mountain Industries, Inc., dated August 30, 1999 with respect to the Company's distribution and office facilities in Secaucus, NJ.

*10.91 Employment Agreement dated June 1, 2001 between the Company and Gregory Mongno.

*10.92 Amendment dated June 1, 2001 to the Second Restated and Amended Financing Agreement.

*10.93 Amendment dated August 23, 2001 to the Second Restated and Amended Financing Agreement.

*10.94 Amendment dated August 28, 2001 to the Second Restated and Amended Financing Agreement.

21 List of Subsidiaries of the Company (incorporated by reference to Exhibit 21 of the Company's 1998 Form 10-K).

*23     Consent of Deloitte & Touche LLP.


+ Management agreement or compensatory plan or arrangement required to be filed as an exhibit.
* Filed herewith.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on September 26, 2001.

                                                 BERNARD CHAUS, INC.


                                                 By: /s/  Josephine Chaus
                                                     ---------------------------
                                                     Josephine Chaus
                                                     Chairwoman of the Board and
                                                     Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

SIGNATURE                                            TITLE                                      DATE
---------                                            ---------                                  ----
/s/ Josephine Chaus                   Chairwoman of the Board and                        September 26, 2001
------------------------------        Chief Executive Officer
Josephine Chaus

/s/ Nicholas DiPaolo                  Vice Chairman of the Board and                     September 26, 2001
------------------------------        Chief Operating Officer
Nicholas DiPaolo

/s/ Barton Heminover                  Vice President of Finance                          September 26, 2001
------------------------------        (Principal Financial and Accounting Officer)
Barton Heminover

/s/ Philip G. Barach                  Director                                           September 26, 2001
------------------------------
Philip G. Barach

/s/ Terri Kabachnick                  Director                                           September 26, 2001
------------------------------
Terri Kabachnick

/s/ S. Lee Kling                      Director                                           September 26, 2001
------------------------------
S. Lee Kling

/s/ Harvey M. Krueger                 Director                                           September 26, 2001
------------------------------
Harvey M. Krueger

                      BERNARD CHAUS, INC. AND SUBSIDIARIES

         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

The following consolidated financial statements of Bernard Chaus, Inc. and subsidiaries are included in Item 8:

Report of Independent Auditors.................................................................................. F-2
Consolidated Balance Sheets -- June 30, 2001 and 2000 .......................................................... F-3
Consolidated Statements of Operations -- Years Ended June 30, 2001, 2000 and 1999............................... F-4
Consolidated Statements of Stockholders' Equity (Deficiency) -- Years Ended June 30, 2001, 2000 and 1999........ F-5
Consolidated Statements of Cash Flows -- Years Ended June 30, 2001, 2000 and 1999............................... F-6
Notes to Consolidated Financial Statements...................................................................... F-7

The following consolidated financial statement schedule of Bernard Chaus, Inc. and subsidiaries is included in Item 14(a)(2):

Schedule II -- Valuation and Qualifying Accounts................................................................ S-1

        The other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

                         REPORT OF INDEPENDENT AUDITORS



To the Board of Directors and Stockholders of Bernard Chaus, Inc.
New York, New York


We have audited the accompanying consolidated balance sheets of Bernard Chaus, Inc. and subsidiaries as of June 30, 2001 and June 30, 2000 and the related consolidated statements of operations, stockholders' equity/(deficiency), and cash flows for each of the three years in the period ended June 30, 2001. Our audits also included the financial statement schedule listed in the Index at item 14(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Bernard Chaus, Inc. and subsidiaries at June 30, 2001 and June 30, 2000, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2001 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/S/ Deloitte & Touche LLP

Parsippany, New Jersey
August 29, 2001

                      BERNARD CHAUS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
          (In thousands, except number of shares and per share amounts)

                                                                                 June 30,       June 30,
                                                                                   2001          2000
                                                                                ----------     ---------
ASSETS
Current Assets
  Cash and cash equivalents                                                     $     183      $   4,446
  Accounts receivable - net                                                        23,688         23,562
  Inventories                                                                      13,582         14,721
  Prepaid expenses and other current assets                                         1,051            405
                                                                                ----------     ----------
     Total current assets                                                          38,504         43,134
Fixed assets - net                                                                  5,079          5,169
Other assets - net                                                                  1,212            742
                                                                                ----------     ----------
     Total assets                                                               $  44,795      $  49,045
                                                                                ==========     ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Revolving credit borrowings                                                   $   5,024      $       -
  Accounts payable                                                                 13,516         12,493
  Accrued expenses                                                                  3,779          5,750
  Term loan - current                                                               1,000          1,000
                                                                                ----------     ----------
     Total current liabilities                                                     23,319         19,243
Deferred Rent                                                                         297              0
Term loan                                                                          10,500         11,500
                                                                                ----------     ----------
     Total liabilities                                                             34,116         30,743

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value, authorized shares - 1,000,000;
     outstanding shares - none                                                          -              -
Common stock, $.01 par value, authorized shares - 50,000,000;
     issued shares - 27,278,177 at June 30, 2001 and 2000                             273            273
Additional paid-in capital                                                        125,473        125,473
Deficit                                                                          (113,587)      (105,964)
Less: Treasury stock at cost - 62,270 shares at June 30, 2001 and 2000             (1,480)        (1,480)
                                                                                ----------     ----------
     Total stockholders' equity                                                    10,679         18,302
                                                                                ----------     ----------
          Total liabilities and stockholders' equity                            $  44,795      $  49,045
                                                                                ==========     ==========



          See accompanying notes to consolidated financial statements.

                      BERNARD CHAUS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
          (In thousands, except number of shares and per share amounts)

                                                                  Fiscal Year Ended June 30,
                                                     ----------------------------------------------------
                                                          2001              2000                1999
                                                     --------------    ---------------     --------------
Net sales                                             $   149,499       $    181,538        $   187,875
Cost of goods sold                                        122,324            142,909            137,958
                                                     --------------    ---------------     --------------
Gross profit                                               27,175             38,629             49,917
Selling, general and administrative expenses               32,666             36,075             36,512
                                                     --------------    ---------------     --------------
Income (loss) from operations                              (5,491)             2,554             13,405

Interest expense, net                                       2,121              2,358              2,360
                                                     --------------    ---------------     --------------

Income (loss) before provision for income taxes            (7,612)               196             11,045
Provision for income taxes                                     11                  4                200
                                                     --------------    ---------------     --------------

Net income (loss)                                     $    (7,623)      $        192        $    10,845
                                                     ==============    ===============     ==============

Basic and diluted earnings (loss) per share           $     (0.28)      $       0.01        $      0.40
                                                     ==============    ===============     ==============
Weighted average number of common shares
    outstanding - basic                                27,216,000         27,174,000         27,116,000
                                                     ==============    ===============     ==============
Weighted average number of common and common
    equivalent shares outstanding - diluted            27,216,000         27,183,000         27,191,000
                                                     ==============    ===============     ==============







          See accompanying notes to consolidated financial statements.

                      BERNARD CHAUS, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY/(DEFICIENCY)
                     (In thousands, except number of shares)

                                       Common Stock                                             Treasury Stock
                                 -----------------------     Additional                   --------------------------
                                 Number Of                    Paid-in        Equity/       Number of
                                   Shares        Amount       Capital       (Deficit)        Shares         Amount        Total
                                 ----------     --------     ----------    -----------    -----------     ----------    ---------
Balance at July 1, 1998          27,178,177     $    272     $ 125,224     $ (117,001)       62,270       $  (1,480)    $   7,015
Net income                           --            --            --            10,845         --              --           10,845
                                 ----------     --------     ----------    -----------    -----------     ----------    ---------
Balance at June 30, 1999         27,178,177          272       125,224       (106,156)       62,270         (1,480)        17,860
Net income                           --            --            --               192         --              --              192
Issuance of restricted stock       100,000          1              249          --            --              --              250
                                 ----------     --------     ----------    -----------    -----------     ----------    ---------
Balance at June 30, 2000         27,278,177          273       125,473       (105,964)       62,270         (1,480)        18,302
Net loss                             --            --            --            (7,623)        --              --           (7,623)
                                 ----------     --------     ----------    -----------    -----------     ----------    ---------
Balance at June 30, 2001         27,278,177     $    273     $ 125,473     $ (113,587)       62,270       $ (1,480)     $  10,679
                                 ==========     ========     ==========    ===========    ===========     ==========    =========





          See accompanying notes to consolidated financial statements.

                      BERNARD CHAUS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                  Year Ended June 30,
                                                              ----------------------------------------------------------
                                                                    2001                 2000                 1999
                                                              ---------------       --------------       ---------------
OPERATING ACTIVITIES
Net income (loss)                                               $    (7,623)          $      192           $    10,845
Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
    Depreciation and amortization                                     1,324                  533                 1,310
    Provision for losses on accounts receivable                          75                  138                   138
    Stock compensation expense                                           --                  250                    --
Changes in operating assets and liabilities:
    Accounts receivable                                                (201)               3,056                (9,605)
    Inventories                                                       1,139                4,085                (1,320)
    Prepaid expenses and other current assets                          (671)                 185                  (435)
    Accounts payable                                                  1,022               (5,006)                4,494
    Accrued expenses                                                 (1,673)               1,125                   133
                                                              ---------------       --------------       ---------------
Net Cash (Used In) Provided By Operating Activities                  (6,608)               4,558                 5,560
                                                              ---------------       --------------       ---------------
INVESTING ACTIVITIES
    Purchases of fixed assets                                          (889)              (4,902)                 (247)
    Purchases of other assets                                          (790)                (418)                 (144)
                                                              ---------------       --------------       ---------------
Net Cash Used In Investing Activities                                (1,679)              (5,320)                 (391)
                                                              ---------------       --------------       ---------------
FINANCING ACTIVITIES
    Net proceeds from short-term bank borrowings                      5,024                   --                    --
    Principal payments on term loan                                  (1,000)              (1,000)               (1,000)
                                                              ---------------       --------------       ---------------
Net Cash Provided By (Used In) Financing Activities                   4,024               (1,000)               (1,000)
                                                              ---------------       --------------       ---------------

(Decrease) Increase in Cash and Cash Equivalents                     (4,263)              (1,762)                4,169
Cash and Cash Equivalents, Beginning of Year                          4,446                6,208                 2,039
                                                              ---------------       --------------       ---------------
Cash and Cash Equivalents, End of Year                          $       183           $    4,446           $     6,208
                                                              ===============       ==============       ===============
Cash paid for:
    Taxes                                                       $        18           $      168           $       336
    Interest                                                    $     1,989           $    2,149           $     2,167






          See accompanying notes to consolidated financial statements.

                      BERNARD CHAUS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED JUNE 30, 2001, 2000 AND 1999

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

Reclassification:

         Certain reclassifications were made to the fiscal 2000 and 1999 Consolidated Financial Statements to conform with the fiscal 2001 presentation.

Earnings Per Share:

         Basic earnings per share has been computed by dividing the applicable net income by the weighted average number of common shares outstanding. Diluted earnings per share has been computed by dividing the applicable net income by the weighted average number of common shares outstanding and the issuance of potentially dilutive shares.

Revenue Recognition:

         Revenues are recorded at the time merchandise is shipped, and with regard to the outlet store at the time when goods are sold to customers.

Credit Terms:

         The Company extends credit to its customers based upon an evaluation of the customer's financial condition and credit history and generally does not require collateral. At June 30, 2001 and 2000, approximately 71% and 77%, respectively, of the Company's accounts receivable were due from department store customers owned by three single corporate entities. During fiscal 2001, approximately 81% of the Company's net sales were made to department store customers owned by four single corporate entities, as compared to 86% in fiscal 2000 and 82% in fiscal 1999. Sales to Dillard's Department Stores accounted for 39% of net sales in fiscal 2001, 42% in fiscal 2000 and 40% in fiscal 1999. Sales to the May Department Stores Company accounted for approximately 25% of the Company's net sales in fiscal 2001, 26% in fiscal 2000 and 28% in fiscal 1999. Sales to TJX Companies, Inc. accounted for approximately 13% of net sales in fiscal 2001, 13% in fiscal 2000 and 7% in fiscal 1999.

Sales to Federated Department Stores accounted for approximately 4% of net sales in fiscal 2001, 5% of net sales in fiscal 2000 and 7% in fiscal 1999. As a result of the Company's dependence on its major customers, such customers may have the ability to influence the Company's business decisions. The loss of or significant decrease in business from any of its major customers would have a material adverse effect on the Company's financial position and results of operations. As of June 30, 2001 and June 30, 2000, Accounts Receivable was net of allowances of $1.3 million and $2.8 million, respectively.

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

New Accounting Pronouncements:

         In June 2001, the Financial Accounting Standards Board ("FASB") issued two new pronouncements: Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets.

         SFAS No. 141 addresses financial accounting and reporting for business combinations and supersedes APB No. 16 "Business Combinations" and FASB Statement No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises". All business combinations in the scope of this Statement are to be accounted for using one method, the purchase method. SFAS 141 is effective as follows: a) use of the pooling-of-interest method is prohibited for business combinations initiated after June 30, 2001; and b) the provisions of SFAS 141 also apply to all business combinations accounted for by the purchase method that are completed after June 30, 2001 (that is, the date of the acquisition is July 2001 or later). The Company has determined that the adoption of this statement will not have an impact on the consolidated financial statements.

         SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB No. 17, "Intangible Assets". It changes the accounting for goodwill from an amortization method to an impairment only approach. SFAS 142 is effective for fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized in an entity's statement of financial position at that date, regardless of when those assets were initially recognized. The Company has determined that the adoption of this statement will not have an impact on the consolidated financial statements.

         In April 2001, the Emerging Issues Task Force ("EITF") reached consensus on EITF Issue 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products". The Task Force reached a consensus that consideration from a vendor to a reseller of the vendor's products is presumed to be a reduction of the selling prices of the vendor's products and, therefore, should be characterized as a reduction of revenue when recognized in the vendor's income statement. That presumption is overcome and the consideration should be characterized as a cost incurred if, and to the extent that, a benefit is or will be received from the recipient of the consideration that meets certain conditions. The consensuses in EITF 00-25 should be applied no later than in annual or interim financial statements for periods beginning after December 15, 2001. Earlier adoption is encouraged. The Company has determined that the adoption of this statement on July 1, 2001 will not have a significant impact on its consolidated financial statements.

3. INVENTORIES

                                        June 30,       June 30,
                                          2001           2000
                                       ----------     -----------
                                             (In thousands)
       Finished goods                    $13,316        $12,946
       Raw materials                         266          1,775
                                       -----------    -----------
                                         $13,582        $14,721
                                       ===========    ===========

Inventories include merchandise in transit (principally finished goods) of approximately $9.0 million at June 30, 2001 and $9.3 million at June 30, 2000.

4. FIXED ASSETS

                                                        June 30,       June 30,
                                                          2001           2000
                                                       ---------      ---------
                                                            (In thousands)
        Furniture, equipment, computer hardware
        and software                                    $ 12,709       $ 12,234
        Leasehold improvements                             9,968          9,579
                                                       ----------     ---------
                                                          22,677         21,813
        Less: accumulated depreciation and
        amortization                                      17,598         16,644
                                                       ----------     ---------
                                                        $  5,079       $  5,169
                                                       ==========     =========

5. INCOME TAXES

Significant components of the Company's net deferred tax assets are as follows:

                                                                    June 30,           June 30,
                                                                      2001               2000
                                                                  -----------        -----------
                                                                         (In thousands)
Deferred tax assets:
  Net federal, state and local operating loss carryforwards       $    40,900        $    36,900
  Costs capitalized to inventory for tax purposes                         700                900
  Inventory valuation                                                     400              1,000
  Excess of book over tax depreciation                                  2,500              1,900
  Sales allowances not currently deductible                             1,300                800
  Reserves and other items not currently deductible                       800                800
                                                                  -----------        -----------
                                                                       46,600             42,300
Less: valuation allowance for deferred tax assets                     (46,600)           (42,300)
                                                                  -----------        -----------
  Net deferred tax asset                                          $         0        $         0
                                                                  ===========        ===========

                                                                                 Fiscal Year Ended June 30,
                                                                            2001           2000          1999
                                                                         ----------     ----------    ----------
                                                                                      (In thousands)
Expense (benefit) for federal income taxes at the statutory
rate of 35.0%                                                             $ (2,664)      $     68      $  3,866
Other                                                                          326             47            43
Effects of unrecognized federal tax loss carryforwards                       2,349           (111)       (3,709)
                                                                         ----------     ----------    ----------
Provision for income taxes                                                $     11       $      4      $    200
                                                                         ==========     ==========    ==========

At June 30, 2001, the Company has a federal net operating loss carryforward for income tax purposes of approximately $99.0 million, which will expire between fiscal 2009 and 2022.

6. FINANCING AGREEMENTS

         In October 1997, the Company and BNY Financial Corporation ("BNYF"), a wholly owned subsidiary of General Motors Acceptance Corp. ("GMAC") entered into a financing agreement (the "Financing Agreement"). The Financing Agreement, which was amended on June 3, 1998, consists of two facilities: (i) the Revolving Facility which is a $45.5 million five-year revolving credit line (subject to an asset based borrowing formula) with a $34.0 million sublimit for letters of credit, and (ii) the Term Loan which is a $14.5 million term loan facility. Each facility matures on December 31, 2002. At June 30, 2001, the Company had borrowings of $5.0 million under the Revolving Facility and total availability of approximately $2.5 million (inclusive of overadvance availability) under the Financing Agreement and amending the working capital covenants for fiscal 2002.

         Interest on the Revolving Facility accrues at 1/2 of 1% above the Prime Rate (6.75% at June 30, 2001) and is payable on a monthly basis, in arrears. Interest on the Term Loan accrues at an interest rate ranging from 1/2 of 1% above the Prime Rate to 1 1/2% above the Prime Rate, which interest rate will be determined, from time to time, based upon the Company's availability under the Revolving Facility.

         Amortization payments in the amount of $250,000 are payable quarterly in arrears in connection with the Term Loan. Twelve amortization payments have been made resulting in a balance of $11.5 million at June 30, 2001. A balloon payment in the amount of $10.25 million is due on December 31, 2002. In the event of the earlier termination by the Company of the Financing Agreement, the Company will be liable for termination fees of $2.2 million. The Company's obligations under the Financing Agreement are secured by a first priority lien on substantially all of the Company's assets, including the Company's accounts receivable, inventory and trademarks.

         The Financing Agreement contains financial covenants requiring, among other things, the maintenance of minimum levels of tangible net worth, working capital and minimum permitted profit (maximum permitted loss). The Financing Agreement also contains certain restrictive covenants which, among other things, limit the Company's ability to incur additional indebtedness or liens and to pay dividends. In June 2001, the Financing Agreement was amended to establish certain financial covenants for the years ending June 30, 2001 and June 30, 2002. In August 2001, the Company received a letter agreement from GMAC approving overadvance amounts required by the Company's business plan and amending the working capital covenants for fiscal 2002.

7. EMPLOYEE BENEFIT PLANS

Pension Plan:

         Pursuant to a collective bargaining agreement, all of the Company's union employees are covered by a defined benefit pension plan. Pension expense amounted to approximately $1,000, $61,000, and $122,000 in fiscal 2001, 2000, and 1999, respectively.

The reconciliation of the funded status as of June 30, 2001 is as follows:

                                                             Fiscal Year Ended
                                                               June 30, 2001
                                                             -----------------
                                                               (in thousands)
      COMPONENTS OF NET PERIODIC BENEFIT COSTS
      Service Cost                                           $              50
      Interest Cost                                                         60
      Expected Return on Plan Assets                                       (89)
      Recognized Net Actuarial Loss/(Gain)                                 (20)
                                                             -----------------
      Net Periodic Benefit Cost                              $               1
                                                             -----------------

      CHANGE IN BENEFIT OBLIGATION
      Benefit Obligation at Beginning of Year                $             797
      Service Cost                                                          50
      Interest Cost                                                         60
      Actuarial (Gain)/Loss                                                (33)
      Change in Assumption (Discount Rate)                                  59
      Benefits Paid                                                        (28)
                                                             -----------------
      Benefit Obligation at End of Year                      $             905
                                                             -----------------

      CHANGE IN PLAN ASSETS
      Fair Value of Plan Assets at Beginning of Year         $             971
      Actual Return/(Loss) on Plan Assets                                 (137)
      Employer Contribution                                                108
      Benefits Paid                                                        (28)
      Expenses Paid                                                         (4)
                                                             -----------------
      Fair Value of Plan Assets at End of Year               $             910
                                                             -----------------

      RECONCILIATION OF FUNDED STATUS AT END OF YEAR
      Funded Status                                          $               5
      Unrecognized Net Actuarial Loss/(Gain)                                16
                                                             -----------------
      Prepaid (Accrued) Benefit Cost                         $              21
                                                             -----------------

      Assumptions as of June 30                                     2001
                                                             -----------------
        Discount Rate                                                    7.50%
        Long Term Rate of Return                                         8.50%


As of June 30, 2000, the benefit obligation was approximately $ 797,000 and the fair value of plan assets was approximately $971,000. Information was not available for fiscal 2000, and fiscal 1999.

SAVINGS PLAN:

         The Company has a savings plan (the "Savings Plan") under which eligible employees may contribute a percentage of their compensation and the Company (subject to certain limitations) will match 50% of the employee's contribution. Company contributions are invested in investment funds selected by the participant and are subject to vesting provisions of the Savings Plan. Expense under the Savings Plan was approximately $0.3 million in fiscal 2001 and 2000 and $0.1 million in fiscal 1999.

8. STOCK BASED COMPENSATION:

         The Company has a Stock Option Plan (the "Option Plan"). Pursuant to the Option Plan, the Company may grant to eligible individuals incentive stock options, as defined in the Internal Revenue Code, and non-incentive stock options. Under the Option Plan, 6,750,000 shares of Common Stock are reserved for issuance. However, the maximum number of Shares that an Eligible Individual may be granted in respect of Options may not exceed 4,000,000 Shares. No stock options may be granted subsequent to October 29, 2007. The exercise price may not be less than 100% of the fair market value on the date of grant for incentive stock options.

         On January 10, 2001, the Company entered into an employment agreement (the "Agreement") with Nicholas DiPaolo. who has been serving as the Company's Vice Chairman and Chief Operating Officer since November 1, 2000, the effective date of the Agreement. The Agreement has a term of 37 months from the effective date. Under the Agreement on November 1, 2000, Mr. DiPaolo was granted 300,000 fully vested options to purchase common stock of the Company at the fair market value on the date of grant (the "Sign-On Options"). Under the Agreement on January 10, 2001, Mr. DiPaolo was granted 3,000,000 options to purchase common stock of the Company at the fair market value on the date of the grant (the "Put Options"). The exercise price of the Put Options is $0.375. The Put Options vest in three equal annual installments upon the anniversaries of the Agreement's effective date. In the event that the Company achieves a cumulative EBITDA target determined by the Company's Board of Directors for the three year period ending June 30, 2003, Mr. DiPaolo shall be entitled to require the Company to purchase his Put Options, for a purchase price equal to $1,125,000, i.e. the aggregate exercise price of the Put Options. In the event there is a "Change of Control" of the Company or his employment is terminated without "Cause" (as such terms are defined in the Agreement), Mr. DiPaolo shall also have the right to require the Company to purchase his vested Put Options at a purchase price equal to the aggregate exercise price of the vested Put Options.

         During February 2001, employee and director options for an aggregate of 1,400,401 shares of the Company's common stock were surrendered under a stock option replacement program offered by the Company. Under the program, employees had the right to surrender their outstanding, out-of-the- money options in exchange for a commitment by the Company to grant new options to them for the same number of shares on a date, which is in excess of six months (183 days) after the surrender date. Eligibility to receive the new options, which have an exercise price equal to the fair market value on the future grant date (August 8, 2001), employees (or directors as the case may be) must have been employed by the Company (or to serve as directors) on such grant date. On August 8, 2001, 1,400,401 options were granted to employees and directors under this program. The new options vest in increments of 50% on August 8, 2002 and 50% on August 8, 2003.

Information regarding the Company's stock options is summarized below:

                                                               Stock Options
                                    -------------------------------------------------------------------
                                                                                           Weighted
                                         Number                  Exercise                  Average
                                       of Shares                Price Range             Exercise Price
                                    ---------------      --------------------------    ----------------
Outstanding at July 1, 1998            2,616,407              $  3.11 - $  3.11            $  3.11
Options granted                          775,000              $  2.13 - $  3.50            $  2.20
Options canceled                      (1,557,069)             $  3.11 - $  3.11            $  3.11
                                    ---------------

Outstanding at June 30, 1999           1,834,338              $  2.13 - $  3.50            $  2.73
Options granted                          893,167              $  1.25 - $  3.00            $  2.38
Options canceled                        (546,195)             $  2.13 - $  3.11            $  2.55
                                    ---------------

Outstanding at June 30, 2000           2,181,310              $  1.25 - $  3.50            $  2.63
Options granted                        3,325,000              $   .38 - $   .69            $   .39
Options canceled                      (2,166,310)             $   .69 - $  3.50            $  2.61
                                    ---------------

Oustanding at June 30, 2001            3,340,000              $   .38 - $  3.50            $   .41
                                    ===============      ==========================    ================


The following table summarizes information about the Company's outstanding and exercisable stock options at June 30, 2001:

                                                   Outstanding                                 Exercisable
                                   ----------------------------------------------   ----------------------------------
                                                       Weighted-
                                                         Average      Weighted-                             Weighted-
                                                       Remaining        Average                               Average
                                                     Contractual       Exercise                              Exercise
Range of Exercise Price             Shares            Life(Yrs.)          Price        Shares                   Price
--------------------------------------------------------------------------------    ----------------------------------
$0.38                              3,000,000                9.34          $0.38           -                       -
$0.50                                300,000                9.34          $0.50         300,000                 $.050
$0.69                                 10,000                9.00          $0.69           -                       -
$3.00                                 10,000                8.00          $3.00           2,500                 $3.00
$3.11                                 15,000                4.60          $3.11          12,500                 $3.11
$3.50                                  5,000                7.00          $3.50           2,500                 $3.50
--------------------------------------------------------------------------------    ----------------------------------
                                   3,340,000                9.31           $.41         317,500                 $0.65
--------------------------------------------------------------------------------    ----------------------------------


         All stock options are granted at fair market value of the Common Stock at grant date. The weighted average fair value of stock options granted during 2001, 2000 and 1999 was $0.30, $1.75 and $2.04 respectively. The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for the grants: risk-free interest rate of 4.38%, 6.25%, and 5.59% in 2001, 2000 and 1999, respectively; expected dividend yield of 0% in 2001, 2000, and 1999; expected life of 2.49, 3.34, and 2.33 years in 2001, 2000 and 1999, respectively; and expected volatility of 159.29%, 120.55%, and 232.13% in 2001, 2000, and 1999, respectively. The outstanding stock options have a weighted average contractual life of 9.31 years, 8.53 years, and 8.98 years in 2001, 2000, and 1999, respectively. The number of stock options exercisable at June 30, 2001, 2000, and 1999 were 317,500, 849,000, and 285,000, respectively.

         The Company accounts for the stock option plans in accordance with the Accounting Principles Board Opinion No. 25, under which no compensation cost is recognized for stock option awards. Had compensation cost been determined consistent with Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), the Company's pro forma net
(loss)/income for 2001, 2000 and 1999 would have been ($8,008), ($1,011), and
$8,564 respectively. The Company's pro forma net (loss)/income per share for 2001, 2000 and 1999 would have been ($0.29), ($0.04), and $0.31, respectively.

9. WARRANTS

         In October 1997 as part of the Company's Financing Agreement, discussed in Note 6, GMAC was issued 162,500 warrants. As of June 30, 2001 there were 125,000 warrants exercisable at a weighted average exercise price of $3.12 and 37,500 warrants at a weighted average exercise price of $10.63. The warrants expire December 31, 2002.

10. COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

Lease Obligations:

         The Company leases showroom, distribution and office facilities, and equipment under various noncancellable operating lease agreements which expire through 2009. Rental expense for the years ended June 30, 2001, 2000 and 1999 was approximately $2.5 million, $2.7 million and $2.4 million, respectively.

         The minimum aggregate rental commitments at June 30, 2001 are as follows (in thousands):

         Fiscal year ending:

         2002................................       $  2,501
         2003................................          2,407
         2004................................          2,340
         2005................................          1,132
         2006................................          1,132
         Subsequent to 2006..................          3,365
                                                  ------------
                                                    $ 12,877
                                                  ============

Letters of Credit:

         The Company was contingently liable under letters of credit issued by banks to cover contractual commitments for merchandise purchases of approximately $13.1 million and $19.3 million at June 30, 2001 and June 30, 2000, respectively.

Non-Competition Agreements:

         In connection with a non-competition agreement with a former executive, Ivy Karkut, who resigned in January 2001, the Company is obligated to pay up to $900,000 in equal monthly installments over the 12-month period from January 2001 to January 2002.

Litigation:

         The company is involved in legal proceedings from time to time arising out of the ordinary conduct of its business. The Company believes that the outcome of these proceedings will not have a material adverse effect on the Company's financial condition or results of operations.

                                                                     SCHEDULE II

                       BERNARD CHAUS, INC. & SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
                                 (In thousands)

                                                                              Additions
                                                         Balance at          Charged to
                                                        Beginning of          Costs and                          Balance at End
Description                                                 Year              Expenses           Deductions          of Year
Year ended June 30, 2001
  Allowance for doubtful accounts                      $         407       $          75        $     209(1)     $          273

  Reserve for customer allowances and deductions       $       2,365       $      13,292        $  14,583(2)     $        1,074
                                                       ---------------     ---------------      ------------     --------------
Year ended June 30, 2000
  Allowance for doubtful accounts                      $         366       $         138        $      97(1)     $          407
                                                       ---------------     ---------------      -------------    --------------

  Reserve for customer allowances and deductions       $       1,245       $      17,618        $  16,498(2)     $        2,365
                                                       ---------------     ---------------      ------------     --------------
Year ended June 30, 1999
  Allowance for doubtful accounts                      $         368       $          68        $      70(1)     $          366
                                                       ---------------     ---------------      ------------     --------------

  Reserve for customer allowances and deductions       $       2,834       $      12,074        $  13,663(2)     $        1,245
                                                       ---------------     ---------------      ------------     --------------

--------------

(1)   Uncollectible accounts written off

(2)   Allowances charged to reserve and granted to customers