Form 10-Q
period 2001-09-30
CHAUS BERNARD INC
filed 2001-11-06
CIK 793983

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                ----------------
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 5(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934.

               For the quarterly period ended SEPTEMBER 30, 2001.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934.

         For the transition period from              to              .
                                       --------------  --------------

                          Commission file number 1-9169

                               BERNARD CHAUS, INC.

             (Exact Name of Registrant as Specified in its Charter)

         New York                                           13-2807386
--------------------------------------------------------------------------------
 (State or other jurisdiction of                 (I.R.S. employer identification
 incorporation or organization)                   number)


     530 Seventh Avenue, New York, New York                    10018
--------------------------------------------------------------------------------
 (Address of Principal Executive Offices)                    (Zip Code)


      Registrant's telephone number, including area code   (212) 354-1280
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
                                             -   -

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Date                      Class                Shares Outstanding
     ----------------           ----------------         ----------------------
         11/1/01        Common Stock, $0.01 par value          27,215,907
     ----------------           ----------------         ----------------------

                        INDEX

PART I     FINANCIAL INFORMATION
------     ---------------------
Item 1.    Condensed Consolidated Financial Statements (Unaudited)          PAGE

           Condensed Consolidated Balance Sheets as of
           September 30, 2001, June 30, 2001 and
           September 30, 2000                                                  3

           Condensed Consolidated Statements of Operations for the
           Three Months ended September 30, 2001 and 2000                      4

           Condensed Consolidated Statements of Cash Flows
           for the Three Months ended September 31, 2001 and 2000              5

           Notes to Condensed Consolidated Financial Statements                6

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                 8

PART II    OTHER INFORMATION
-------    -----------------
Item 2.    Changes in Securities and Use of Proceeds                          11

Item 6.    Exhibits and Reports on Form 8-K                                   11


SIGNATURES                                                                    11

PART I -- FINANCIAL INFORMATION
-------------------------------
Item 1.  Financial Statements
-----------------------------

                      BERNARD CHAUS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

          (In thousands, except number of shares and per share amounts)

                                                                    September 30,            June 30,            September 30,
                                                                        2001                   2001                   2000
                                                                  ------------------     ------------------    -------------------
                                                                     (Unaudited)               ( * )              (Unaudited)
ASSETS
Current Assets
     Cash and cash equivalents                                        $   107                  $  183              $    65
     Accounts receivable - net                                         35,925                  23,688               30,989
     Inventories                                                       18,259                  13,582               18,134
     Prepaid expenses and other current assets                            637                   1,051                  544
                                                                      -------                 -------               -------
          Total current assets                                         54,928                  38,504               49,732
Fixed assets - net                                                      4,936                   5,079                5,115
Other assets - net                                                      1,259                   1,212                1,249
                                                                      -------                 -------               -------
          Total assets                                                $61,123                 $44,795              $56,096
                                                                      =======                 =======              =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
     Revolving credit borrowings                                      $21,307                 $ 5,024              $ 6,690
     Accounts payable                                                  14,358                  13,516               15,957
     Accrued expenses                                                   3,795                   3,779                3,631
     Term loan - current                                                1,000                   1,000                1,000
                                                                      -------                 -------               -------
          Total current liabilities                                    40,460                  23,319               27,278
Deferred Rent                                                             316                     297                  202
Term loan                                                              10,250                  10,500               11,250
                                                                      -------                 -------               -------
          Total liabilities                                            51,026                  34,116               38,730
STOCKHOLDERS' EQUITY
     Preferred stock, $.01 par value,                                      --                      --                   --
          authorized shares - 1,000,000;
          outstanding shares - none
     Common stock, $.01 par value,                                        273                    273                   273
          authorized shares - 50,000,000;
          issued shares - 27,278,177 at September 30,
          2001, June 30, 2001 and September 30, 2000
     Additional paid-in capital                                       125,473                 125,473               125,473
     Deficit                                                         (114,169)               (113,587)             (106,900)
     Less:  Treasury stock at cost -
          62,270 shares at September 30, 2001, June
          30, 2001 and September 30, 2000                              (1,480)                 (1,480)               (1,480)
                                                                      -------                 -------               -------
     Total stockholders' equity                                        10,097                  10,679                17,366
                                                                      -------                 -------               -------
          Total liabilities and stockholders' equity                  $61,123                 $44,795               $56,096
                                                                      =======                 =======               =======

*Derived from audited financial statements at June 30, 2001.

See accompanying notes to condensed consolidated financial statements.

                      BERNARD CHAUS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
          (In thousands, except number of shares and per share amounts)

                                                                 For the Three Months Ended
                                                           -----------------------------------------
                                                           September 30,           September 30,
                                                                2001                    2000
                                                         --------------------    --------------------
                                                                         (Unaudited)
Net sales                                                     $    39,458           $    40,677
Cost of goods sold                                                 31,231                32,746
                                                              -----------            -----------
Gross profit                                                        8,227                 7,931
Selling, general and administrative expenses                        8,245                 8,303
                                                              -----------            -----------
Loss from operations                                                  (18)                 (372)
Interest expense, net                                                 561                   562
                                                              -----------            -----------
Loss before provision for income taxes                               (579)                 (934)
Provision for income taxes                                              3                     2
                                                              -----------            -----------
Net loss                                                      $      (582)           $      (936)
                                                              ===========            ===========
Basic and diluted loss per share                              $     (0.02)                 (0.03)
                                                              ===========            ===========
Weighted average number of common  shares outstanding-
basic and diluted                                              27,216,000             27,216,000
                                                              ===========            ===========

See accompanying notes to condensed consolidated financial statements.

                      BERNARD CHAUS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                   For the Three Months Ended
                                                                            -----------------------------------------
                                                                            September 30,            September 30,
                                                                                  2001                    2000
                                                                            -------------------    ------------------
                                                                                          (Unaudited)
OPERATING ACTIVITIES
Net loss                                                                       $  (582)              $   (936)
Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization                                                   362                    278
   Provision for losses on accounts receivable                                      19                     19
Changes in operating assets and liabilities:
   Accounts receivable                                                         (12,256)                 (7,446)
   Inventories                                                                  (4,677)                 (3,413)
   Prepaid expenses and other assets                                               396                    (163)
   Accounts payable                                                                842                   3,464
   Accrued expenses and deferred rent                                               35                  (1,917)
                                                                              --------                --------
Net Cash Used In Operating Activities                                          (15,861)                (10,114)
                                                                              --------                --------
INVESTING ACTIVITIES
  Purchases of fixed assets                                                       (101)                   (187)
  Purchases of other assets                                                       (147)                   (520)
                                                                              --------                --------
Net Cash Used In Investing Activities                                             (248)                   (707)
                                                                              --------                --------
FINANCING ACTIVITIES
  Net proceeds from short-term bank borrowings                                  16,283                   6,690
  Principal payments on term loan                                                 (250)                   (250)
                                                                              --------                --------
Net Cash Provided By Financing Activities                                       16,033                   6,440
                                                                              --------                --------
Decrease in cash and cash equivalents                                              (76)                 (4,381)
Cash and cash equivalents, beginning of period                                     183                   4,446
                                                                              --------                --------
Cash and cash equivalents, end of period                                      $    107                $     65
                                                                              ========                ========
Cash Paid for:
  Taxes                                                                       $      7                $      3
                                                                              ========                ========
  Interest                                                                    $    522                $    512
                                                                              ========                ========




See accompanying notes to condensed consolidated financial statements.

                      BERNARD CHAUS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
          Three Months Ended September 30, 2001 and September 30, 2000

1.       Summary of Significant Accounting Policies

         Basis of Presentation: The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("generally accepted accounting principles") for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant intercompany balances and transactions were eliminated. Operating results for the quarter ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending June 30, 2002 or any other period. The balance sheet at June 30, 2001 has been derived from the audited financial statements at that date. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2001.

         Earnings (loss) Per Share: Basic and diluted earnings (loss) per share have been computed by dividing the applicable net income (loss) by the weighted average number of common shares outstanding. Potentially dilutive shares were not included in the calculation of diluted loss per share for the quarters ended September 30, 2001 and 2000, as their inclusion would have been antidilutive.

         New Accounting Pronouncements: In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations". SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company has determined that the adoption of this statement will not have an impact on its consolidated financial statements.

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The Company has determined that the adoption of this statement will not have an impact on its consolidated financial statements.

2.       Inventories

         Inventories (principally finished goods) are stated at the lower of cost, using the first-in first-out (FIFO) method, or market. Included in inventories is merchandise in transit of approximately $8.3 million at September 30, 2001, $9.0 million at June 30, 2001 and $9.7 million at September 30, 2000.

                      BERNARD CHAUS, INC. AND SUBSIDIARIES

3.       Financing Agreement

         In October 1997, the Company and BNY Financial Corporation, a wholly owned subsidiary of General Motors Acceptance Corp. ("GMAC") entered into a financing agreement (the "Financing Agreement"). The Financing Agreement, which was amended on June 3, 1998, consists of two facilities: (i) the Revolving Facility which is a $45.5 million five-year revolving credit line (subject to an asset based borrowing formula) with a $34.0 million sublimit for letters of credit, and (ii) the Term Loan which is a $14.5 million term loan facility. Each facility matures on December 31, 2002. At September 30, 2001, the Company had borrowings of $21.3 million under the Revolving Facility and total availability of approximately $3.1 million (inclusive of over advance availability) under the Financing Agreement.

         Interest on the Revolving Facility accrues at 1/2 of 1% above the Prime Rate (6.00% at September 30, 2001) and is payable on a monthly basis, in arrears. Interest on the Term Loan accrues at an interest rate ranging from 1/2 of 1% above the Prime Rate to 1 1/2% above the Prime Rate, which interest rate will be determined, from time to time, based upon the Company's availability under the Revolving Facility.


         Amortization payments in the amount of $250,000 are payable quarterly in arrears in connection with the Term Loan. Thirteen amortization payments have been made resulting in a balance of $11.25 million at September 30, 2001. A balloon payment in the amount of $10.25 million is due on December 31, 2002. In the event of the earlier termination by the Company of the Financing Agreement, the Company will be liable for termination fees of $2.2 million. The Company's obligations under the Financing Agreement are secured by a first priority lien on substantially all of the Company's assets, including the Company's accounts receivable, inventory and trademarks.

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


4.       Stock Options

         During February 2001, employee and director options for an aggregate of 1,400,401 shares of the Company's common stock were surrendered under a stock option replacement program offered by the Company. Under the program, employees had the right to surrender their outstanding, out-of-the-money options in exchange for a commitment by the Company to grant new options to them for the same number of shares on a date, which is in excess of six months (183 days) after the surrender date. To be eligible to receive the new options, which have an exercise price equal to the fair market value on the future grant date (August 8, 2001), employees (or directors as the case may be) must have been employed by the Company (or to serve as directors) on such grant date. On August 8, 2001, 1,400,401 options were granted to employees and directors under this program. The new options vest in increments of 50% on August 8, 2002 and 50% on August 8, 2003.

                      BERNARD CHAUS, INC. AND SUBSIDIARIES

Item 2.  Management's Discussion and Analysis of Financial Condition and
------------------------------------------------------------------------
         Results of Operations
         ---------------------

Results of Operations
---------------------

         Net sales for the quarter ended September 30, 2001 decreased by 3.0 % or $1.2 million to $39.5 million from $40.7 million for the quarter ended September 30, 2000. The decrease in net sales for the quarter was primarily due to a decrease in units shipped of 1.3% and a decrease in the average selling price of 1.7%. The ongoing difficult women's retail environment continues to adversely impact the Company's net sales.

         Gross profit for the quarter ended September 30, 2001 increased $0.3 million to $8.2 million as compared to $7.9 million for the quarter ended September 30, 2000. As a percentage of net sales, gross profit increased to 20.9% for the quarter ended September 30, 2001 from 19.5% for the quarter ended September 30, 2000. The increase in gross profit and gross profit percentage for the quarter was primarily a result of an increase in the initial markup.

         Selling, general and administrative ("SG&A") expenses decreased by $0.1 million to $8.2 million for the quarter ended September 30, 2001 from $8.3 million for the quarter ended September 30, 2000. The decrease was primarily due to a decrease in marketing and advertising expenses ($0.2 million), a decrease in sample expenses ($.1 million), partially offset by an increase in payroll and payroll related expenses ($0.2 million). SG&A expenses as a percentage of net sales increased to 20.9% for the quarter ended September 30, 2001 compared to 20.4% for the quarter ended September 30, 2000. The increase in SG&A expenses as a percentage of net sales was due to the decrease in sales volume, which reduced the company's leverage on SG&A expenses.

         The net loss was $0.6 million for the quarter ended September 30, 2001 as compared to a net loss of $0.9 million for the quarter ended September 30, 2000. The reduction in net loss for the three months period was due to an increase in gross profit and a reduction in SG&A expenses.

Financial Position, Liquidity and Capital Resources
---------------------------------------------------

General

         Net cash used in operating activities was $15.9 million for the quarter ended September 30, 2001 as compared to cash used in operating activities of $10.1 million for the quarter ended September 30, 2000. Cash used in operating activities for fiscal 2002 resulted primarily from an increase in accounts receivable ($12.3 million) and in inventory of ($4.7 million).

         Cash used in investing activities in the quarter ended September 30, 2001 was for capital expenditures of $0.2 million compared to $0.7 million in the previous year. The capital expenditures for the quarter ended September 30, 2001 consisted of $0.1 million for in-store shops and $0.1 for leasehold improvements and Management Information System upgrades. The Company anticipates additional capital expenditures of approximately $0.6 million for the remainder of fiscal year 2002.

                      BERNARD CHAUS, INC. AND SUBSIDIARIES

Financing Agreement

         In October 1997, the Company and BNY Financial Corporation, a wholly owned subsidiary of General Motors Acceptance Corp. ("GMAC") entered into a financing agreement (the "Financing Agreement"). The Financing Agreement, which was amended on June 3, 1998, consists of two facilities: (i) the Revolving Facility which is a $45.5 million five-year revolving credit line (subject to an asset based borrowing formula) with a $34.0 million sublimit for letters of credit, and (ii) the Term Loan which is a $14.5 million term loan facility. Each facility matures on December 31, 2002. At September 30, 2001, the Company had borrowings of $21.3 million under the Revolving Facility and total availability of approximately $3.1 million (inclusive of overadvance availability) under the Financing Agreement.

         Interest on the Revolving Facility accrues at 1/2 of 1% above the Prime Rate (6.00% at September 30, 2001) and is payable on a monthly basis, in arrears. Interest on the Term Loan accrues at an interest rate ranging from 1/2 of 1% above the Prime Rate to 1 1/2% above the Prime Rate, which interest rate will be determined, from time to time, based upon the Company's availability under the Revolving Facility.

         Amortization payments in the amount of $250,000 are payable quarterly in arrears in connection with the Term Loan. Thirteen amortization payments have been made resulting in a balance of $11.25 million at September 30, 2001. A balloon payment in the amount of $10.25 million is due on December 31, 2002. In the event of the earlier termination by the Company of the Financing Agreement, the Company will be liable for termination fees of $2.2 million. The Company's obligations under the Financing Agreement are secured by a first priority lien on substantially all of the Company's assets, including the Company's accounts receivable, inventory and trademarks.

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

New Accounting Pronouncements

         In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations". SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company has determined that the adoption of this statement will not have an impact on its consolidated financial statements.

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The Company has determined that the adoption of this statement will not have an impact on its consolidated financial statements.

                      BERNARD CHAUS, INC. AND SUBSIDIARIES

Future Financing Requirements

         At September 30, 2001, the Company had working capital of $14.5 million as compared with working capital of $22.3 million at September 30, 2000. The Company had revolving credit borrowings of $21.3 million at September 30, 2001 as compared with revolving credit borrowings of $6.7 million at September 30, 2000. The increase in revolving credit borrowings was primarily a result of the Company's net loss of $7.3 million during the past twelve months, the increase in accounts receivable of $5.0 million, and the decrease in accounts payable of $1.6 million. The Company's business plan requires the availability of sufficient cash flow and borrowing capacity to finance its product lines. The Company expects to satisfy such requirements through cash flow from operations and borrowings under the Financing Agreement. The Financing Agreement expires on December 31, 2002. The Company anticipates that it will refinance the Financing Agreement with GMAC. Although the Company has had favorable preliminary discussions with GMAC about extending its facility, there can be no assurance that it will enter into an acceptable agreement with GMAC or that, if an acceptable agreement cannot be reached, that the Company can identify an alternate lender. The Company believes that it has adequate resources to meet its needs for the foreseeable future assuming that it meets its business plan and refinances the Financing Agreement or negotiates an alternative arrangement.

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

Other Matters

         During February 2001, employee and director options for an aggregate of 1,400,401 shares of the Company's common stock were surrendered under a stock option replacement program offered by the Company. Under the program, employees had the right to surrender their outstanding, out-of-the-money options in exchange for a commitment by the Company to grant new options to them for the same number of shares on a date, which is in excess of six months (183 days) after the surrender date. To be eligible to receive the new options, which have an exercise price equal to the fair market value on the future grant date (August 8, 2001), employees (or directors as the case may be) must have been employed by the Company (or to serve as directors) on such grant date. On August 8, 2001, 1,400,401 options were granted to employees and directors under this program. The new options vest in increments of 50% on August 8, 2002 and 50% on August 8, 2003.

                    BERNARD CHAUS, INC. AND SUBSIDIARIES

PART II - OTHER INFORMATION
---------------------------

Item 2.  Changes in Securities and Use of Proceeds.
         ------------------------------------------

         During the quarterly period ended September 30, 2001, the Company completed its stock option replacement program. For a description of the program, see subheading "Other Matters" under Item 2 of Part I.

Item 6.  Exhibits and Reports on Form 8-K.
         ---------------------------------

         (A) The Company filed no reports on Form 8-K during the quarter ended September 30, 2001.

SIGNATURES
----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    BERNARD CHAUS, INC.
                                    (Registrant)

Date:    November 2, 2001           By: /s/ Josephine Chaus
                                       --------------------
                                    JOSEPHINE CHAUS
                                    Chairwoman of the Board, and
                                    Chief Executive Officer

Date:    November 2, 2001           By: /s/ Nicholas DiPaolo
                                       ---------------------
                                    NICHOLAS DIPAOLO
                                    Vice Chairman of the Board, and
                                    Chief Operating Officer

Date:    November 2, 2001           By: /s/ Barton Heminover
                                       ----------------------
                                    BARTON HEMINOVER
                                    Vice President of Finance