Form 10-Q
period 2001-12-31
CHAUS BERNARD INC
filed 2002-02-14
CIK 793983

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             -----------------------

                                    FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 5(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934.

                For the quarterly period ended DECEMBER 31, 2001.

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Date                        Class                      Shares Outstanding
-------------         -----------------------------       ---------------------

   2/14/02            Common Stock, $0.01 par value            27,215,907
-------------         -----------------------------       ---------------------

                                      INDEX

PART I    FINANCIAL INFORMATION
------    ---------------------

Item 1.   Condensed Consolidated Financial Statements (Unaudited)          PAGE

          Condensed Consolidated Balance Sheets as of December 31,
          2001, June 30, 2001 and December 31, 2000                         3

          Condensed Consolidated Statements of Operations for the
          Quarters and Six Months ended December 31, 2001 and 2000          4

          Condensed Consolidated Statements of Cash Flows for the
          Six Months ended December 31, 2001 and 2000                       5

          Notes to Condensed Consolidated Financial Statements              6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                               8

PART II   OTHER INFORMATION
-------   -----------------

Item 6.   Exhibits and Reports on Form 8-K                                 12


SIGNATURES                                                                 12

PART I -- FINANCIAL INFORMATION
-------------------------------
Item 1.  Financial Statements
-----------------------------

                      BERNARD CHAUS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
          (In thousands, except number of shares and per share amounts)

                                                           December 31,        June 30,          December 31,
                                                              2001               2001               2000
                                                          ------------       ------------       ------------
                                                           (Unaudited)          ( * )            (Unaudited)
ASSETS
Current Assets
     Cash and cash equivalents                            $        159       $        183       $      3,949
     Accounts receivable - net                                  19,601             23,688             18,053
     Inventories                                                12,928             13,582             14,053
     Prepaid expenses and other current assets                     799              1,051                482
                                                          ------------       ------------       ------------
          Total current assets                                  33,487             38,504             36,537

Fixed assets - net                                               4,773              5,079              5,305

Other assets - net                                               1,276              1,212              1,322

                                                          ------------       ------------       ------------
          Total assets                                    $     39,536       $     44,795       $     43,164
                                                          ============       ============       ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
     Revolving credit borrowings                          $      6,660       $      5,024       $       --
     Accounts payable                                           13,412             13,516             13,672
     Accrued expenses                                            3,355              3,779              3,581
     Term loan - current                                         1,000              1,000              1,000
                                                          ------------       ------------       ------------
          Total current liabilities                             24,427             23,319             18,253

Deferred rent                                                      350                297                231
Term loan                                                       10,000             10,500             11,000
                                                          ------------       ------------       ------------
          Total liabilities                                     34,777             34,116             29,484

STOCKHOLDERS' EQUITY
     Preferred stock, $.01 par value,                             --                 --                 --
          authorized shares - 1,000,000;
          outstanding shares - none
     Common stock, $.01 par value,
          authorized shares - 50,000,000;                          273                273                273
          issued shares - 27,278,177 at December 31,
          2001, June 30, 2001 and December 31, 2000

     Additional paid-in capital                                125,473            125,473            125,473
     Deficit                                                  (119,507)          (113,587)          (110,586)
     Less:  Treasury stock at cost -
          62,270 shares at December 31, 2001, June
          30, 2001 and December 31, 2000                        (1,480)            (1,480)            (1,480)
                                                          ------------       ------------       ------------
     Total stockholders' equity                                  4,759             10,679             13,680
                                                          ------------       ------------       ------------
          Total liabilities and stockholders' equity      $     39,536       $     44,795       $     43,164
                                                          ============       ============       ============

*Derived from audited financial statements at June 30, 2001.
See accompanying notes to condensed consolidated financial statements.

                      BERNARD CHAUS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
          (In thousands, except number of shares and per share amounts)


                                                       For the Quarter Ended          For the Six Months Ended
                                                    December 31,    December 31,    December 31,    December 31,
                                                       2001            2000             2001           2000
                                                    ------------    ------------    ------------    ------------
                                                           (Unaudited)                       (Unaudited)
Net sales                                           $     29,964    $     30,213    $     69,422    $     70,890
Cost of goods sold                                        26,961          25,191          58,192          57,937
                                                    ------------    ------------    ------------    ------------

Gross profit                                               3,003           5,022          11,230          12,953
Selling, general and administrative expenses               7,787           8,085          16,032          16,388
                                                    ------------    ------------    ------------    ------------
Loss from operations                                      (4,784)         (3,063)         (4,802)         (3,435)

Interest expense, net                                        551             620           1,112           1,182
                                                    ------------    ------------    ------------    ------------

Loss before provision for income taxes                    (5,335)         (3,683)         (5,914)         (4,617)
Provision for income taxes                                     3               3               6               5
                                                    ------------    ------------    ------------    ------------

Net loss                                            $     (5,338)   $     (3,686)   $     (5,920)   $     (4,622)
                                                    ============    ============    ============    ============

Basic and diluted loss per share                    $      (0.20)   $      (0.14)   $      (0.22)   $      (0.17)
                                                    ============    ============    ============    ============

Weighted average number of common shares
outstanding- basic and diluted                        27,216,000      27,216,000      27,216,000      27,216,000
                                                    ============    ============    ============    ============


See accompanying notes to condensed consolidated financial statements

                      BERNARD CHAUS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                     For the Six Months Ended
                                                    ---------------------------
                                                    December 31,   December 31,
                                                       2001            2000
                                                    ------------   ------------
                                                            (Unaudited)
OPERATING ACTIVITIES
Net loss                                             $(5,920)       $(4,622)
Adjustments to reconcile net loss to net cash
 used in operating activities:
   Depreciation and amortization                         740            597
   Provision for losses on accounts receivable            38             38
Changes in operating assets and liabilities:
   Accounts receivable                                 4,049          5,471
   Inventories                                           654            668
   Prepaid expenses and other assets                     228            (77)
   Accounts payable                                     (104)         1,179
   Accrued expenses and deferred rent                   (371)        (1,938)
                                                     -------        -------
Net Cash (Used In) Provided by Operating Activities     (686)         1,316
                                                     -------        -------

INVESTING ACTIVITIES
  Purchases of fixed assets                             (184)          (608)
  Purchases of other assets                             (290)          (705)
                                                     -------        -------
Net Cash Used In Investing Activities                   (474)        (1,313)
                                                     -------        -------

FINANCING ACTIVITIES
  Net proceeds from short-term bank borrowings         1,636           --
  Principal payments on term loan                       (500)          (500)
                                                     -------        -------
Net Cash Provided By (Used In) Financing Activities    1,136           (500)
                                                     -------        -------

Decrease in cash and cash equivalents                    (24)          (497)
Cash and cash equivalents, beginning of period           183          4,446
                                                     -------        -------
Cash and cash equivalents, end of period             $   159        $ 3,949
                                                     -------        -------

Cash Paid for:
  Taxes                                              $    11        $     5
                                                     =======        =======
  Interest                                           $ 1,001        $ 1,078
                                                     =======        =======



See accompanying notes to condensed consolidated financial statements.

                      BERNARD CHAUS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
            Six Months Ended December 31, 2001 and December 31, 2000


1.   Summary of Significant Accounting Policies

     Basis of Presentation: The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("generally accepted accounting principles") for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant intercompany balances and transactions were eliminated. Operating results for the quarter and six months ended December 31, 2001 are not necessarily indicative of the results that may be expected for the year ending June 30, 2002 or any other period. The balance sheet at June 30, 2001 has been derived from the audited financial statements at that date. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2001.

     Earnings (loss) Per Share: Basic and diluted earnings (loss) per share have been computed by dividing the applicable net income (loss) by the weighted average number of common shares outstanding. Potentially dilutive shares were not included in the calculation of diluted loss per share for the quarters and the six months ended December 31, 2001 and 2000, as their inclusion would have been antidilutive.

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

2.   Inventories

     Inventories (principally finished goods) are stated at the lower of cost, using the first-in first-out (FIFO) method, or market. Included in inventories is merchandise in transit of approximately $9.3 million at December 31, 2001, $9.0 million at June 30, 2001 and $10.7 million at December 31, 2000.

                      BERNARD CHAUS, INC. AND SUBSIDIARIES

3.   Financing Agreement

     In October 1997, the Company and BNY Financial Corporation, a wholly owned subsidiary of General Motors Acceptance Corp. ("GMAC") entered into a financing agreement (the "Financing Agreement"). The Financing Agreement, which was amended on June 3, 1998, consists of two facilities: (i) the Revolving Facility which is a $45.5 million five-year revolving credit line (subject to an asset based borrowing formula) with a $34.0 million sublimit for letters of credit, and (ii) the Term Loan which is a $14.5 million term loan facility. Each facility has been amended to mature on March 31, 2003. At December 31, 2001, the Company had borrowings of $6.7 million under the Revolving Facility and total availability of approximately $0.6 million (inclusive of over advance availability) under the Financing Agreement.

     Interest on the Revolving Facility accrues at 1/2 of 1% above the Prime Rate (4.75% at December 31, 2001) and is payable on a monthly basis, in arrears. Interest on the Term Loan accrues at an interest rate ranging from 1/2 of 1% above the Prime Rate to 1 1/2% above the Prime Rate, which interest rate will be determined, from time to time, based upon the Company's availability under the Revolving Facility.

     Amortization payments in the amount of $250,000 are payable quarterly in arrears in connection with the Term Loan. Fourteen amortization payments have been made resulting in a balance of $11.0 million at December 31, 2001. A balloon payment in the amount of $10.0 million is due on March 31, 2003. In the event of the earlier termination by the Company of the Financing Agreement, the Company will be liable for termination fees of $2.2 million. The Company's obligations under the Financing Agreement are secured by a first priority lien on substantially all of the Company's assets, including the Company's accounts receivable, inventory and trademarks.

     The Financing Agreement contains financial covenants requiring, among other things, the maintenance of minimum levels of tangible net worth, working capital and minimum permitted profit (maximum permitted loss). The Financing Agreement also contains certain restrictive covenants which, among other things, limit the Company's ability to incur additional indebtedness or liens and to pay dividends. In June 2001, the Financing Agreement was amended to establish certain financial covenants for the years ending June 30, 2001 and June 30, 2002. In August 2001, the Company entered into a letter agreement with GMAC providing for agreed upon levels of overadvance amounts required by the Company's business plan and amending the working capital covenants for fiscal 2002.

     On December 31, 2001, the Company entered into a letter agreement with GMAC extending the loan agreement to March 31,2003 and amending the tangible net worth, working capital and maximum permitted loss covenants for the quarter ended December 31, 2001, and for the balance of fiscal 2002. On January 29, 2002, the Company entered into a letter agreement with GMAC providing for agreed upon levels of the overadvance amounts from January 24, 2002 through June 30, 2002 as required by the Company's revised business plan for fiscal 2002.

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

                      BERNARD CHAUS, INC. AND SUBSIDIARIES

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

Item 2.  Management's Discussion and Analysis of Financial Condition and
------------------------------------------------------------------------
         Results of Operations
         ---------------------

Results of Operations
---------------------

     Net sales for the quarter ended December 31, 2001 decreased by .7 % or $.2 million to $30.0 million from $30.2 million for the quarter ended December 31, 2000. Net sales for the six months ended December 31, 2001 decreased by 2.2% or $1.5 million to $69.4 million from $70.9 million for the six months ended December 31, 2000. The decrease in net sales for the quarter and the six months ended December 31, 2001 was primarily due to an increase in customer discounts as a result of the difficult women's retail environment.

     Gross profit for the quarter ended December 31, 2001 decreased $2.0 million to $3.0 million as compared to $5.0 million for the quarter ended December 31, 2000. As a percentage of net sales, gross profit decreased to 10.0% for the quarter ended December 31, 2001 from 16.6% for the quarter ended December 31, 2000. Gross profit for the six months ended December 31, 2001 decreased $1.8 million to $11.2 million as compared to $13.0 million for the six months ended December 31, 2000. As a percentage of net sales, gross profit decreased to 16.1% for the six months ended December 31, 2001 from 18.3% for the six months ended December 31, 2000. The decrease in gross profit and gross profit percentage for the quarter and the six months was primarily due to the significant increased level of promotional activity and merchandise sold through off price channels.

     Selling, general and administrative ("SG&A") expenses decreased by $0.3 million to $7.8 million for the quarter ended December 31, 2001 from $8.1 million for the quarter ended December 31, 2000. The decrease was primarily due to a decrease in overall operating expenses ($0.6 million), partially offset by an increase in payroll and payroll related expenses ($0.3 million). SG&A expenses as a percentage of net sales decreased to 26.0% for the quarter ended December 31, 2001 compared to 26.8% for the quarter ended December 31, 2000. The decrease in SG&A expense as a percentage of net sales was due to the decrease in SG&A expense on a similar sales volume.

     SG&A for the six months ended December 31, 2001 decreased by $.4 million to $16.0 million from $16.4 million for the six months ended December 31, 2000. The decrease was primarily due to a decrease in overall operating expenses ($0.9 million), partially offset by an increase in payroll and payroll related expenses ($0.5 million). SG&A expenses as a percentage of net sales were the same (23.1%) for the six months ended December 31, 2001 and for the six months ended December 31, 2000. Although the SG&A expenses decreased, SG&A as a percentage of net sales remained unchanged due to the decrease in sales volume.

     The net loss was $5.3 million for the quarter ended December 31, 2001 as compared to a net loss of $3.7 million for the quarter ended December 31, 2000. The net loss was $5.9 million for the six months ended December 31, 2001 as compared to a net loss of $4.6 million for the six months ended December 31, 2000. The increase in net loss for the three months and six months periods was primarily due to the decrease in gross profit.

                      BERNARD CHAUS, INC. AND SUBSIDIARIES

Financial Position, Liquidity and Capital Resources
---------------------------------------------------

General

     Net cash used in operating activities was $.7 million for the six months ended December 31, 2001 as compared to cash provided by operating activities of $1.3 million for the six months ended December 31, 2000. Cash used in operating activities for fiscal 2002 was primarily the result of the net loss ($5.9 million) partially offset by a decrease in accounts receivable ($4.0 million) and depreciation expense of ($0.7 million).

     Cash used in investing activities in the six months ended December 31, 2001 was $0.5 million compared to $1.3 million in the previous year. The capital expenditures for the six months ended December 31, 2001 consisted of $0.3 million for in-store shops and $0.2 for leasehold improvements and management information system upgrades. The Company anticipates additional capital expenditures of approximately $0.3 million for the remainder of fiscal year 2002.

     Cash provided by financing activities was $1.1 million in the six months ended December 31, 2001, and consisted of revolving credit borrowings of $1.6 million offset by principal payments on the term loan of $0.5 million.

Financing Agreement

     In October 1997, the Company and BNY Financial Corporation, a wholly owned subsidiary of General Motors Acceptance Corp. ("GMAC") entered into a financing agreement (the "Financing Agreement"). The Financing Agreement, which was amended on June 3, 1998, consists of two facilities: (i) the Revolving Facility which is a $45.5 million five-year revolving credit line (subject to an asset based borrowing formula) with a $34.0 million sublimit for letters of credit, and (ii) the Term Loan which is a $14.5 million term loan facility. Each facility has been amended to mature on March 31, 2003. At December 31, 2001, the Company had borrowings of $6.7 million under the Revolving Facility and total availability of approximately $0.6 million (inclusive of overadvance availability) under the Financing Agreement.

     Interest on the Revolving Facility accrues at 1/2 of 1% above the Prime Rate (4.75% at December 31, 2001) and is payable on a monthly basis, in arrears. Interest on the Term Loan accrues at an interest rate ranging from 1/2 of 1% above the Prime Rate to 1 1/2% above the Prime Rate, which interest rate will be determined, from time to time, based upon the Company's availability under the Revolving Facility.

     Amortization payments in the amount of $250,000 are payable quarterly in arrears in connection with the Term Loan. Fourteen amortization payments have been made resulting in a balance of $11.0 million at December 31, 2001. A balloon payment in the amount of $10.0 million is due on March 31, 2003. In the event of the earlier termination by the Company of the Financing Agreement, the Company will be liable for termination fees of $2.2 million. The Company's obligations under the Financing Agreement are secured by a first priority lien on substantially all of the Company's assets, including the Company's accounts receivable, inventory and trademarks.

     The Financing Agreement contains financial covenants requiring, among other things, the maintenance of minimum levels of tangible net worth, working capital and minimum permitted profit (maximum permitted loss). The Financing Agreement also contains certain restrictive covenants which, among other things, limit the

                      BERNARD CHAUS, INC. AND SUBSIDIARIES

Company's ability to incur additional indebtedness or liens and to pay dividends. In June 2001, the Financing Agreement was amended to establish certain financial covenants for the years ending June 30, 2001 and June 30, 2002. In August 2001, the Company entered into a letter agreement with GMAC providing for agreed upon levels of overadvance amounts required by the Company's business plan and amending the working capital covenants for fiscal 2002.

     On December 31, 2001, the Company entered into a letter agreement with GMAC extending the loan agreement to March 31,2003 and amending the tangible net worth, working capital and maximum permitted loss covenants for the quarter ended December 31, 2001, and for the balance of fiscal 2002. On January 29, 2002, the Company entered into a letter agreement with GMAC providing for agreed upon levels of the overadvance amounts from January 24, 2002 through June 30, 2002 as required by the Company's revised business plan for fiscal 2002.


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

Future Financing Requirements

            At December 31, 2001, the Company had working capital of $9.0 million as compared with working capital of $18.3 million at December 31, 2000. The Company had revolving credit borrowings of $6.7 million at December 31, 2001 as compared with no revolving credit borrowings at December 31, 2000. The change in the short-term cash position to revolving credit borrowings was primarily a result of the Company's net loss of $8.9 million during the past twelve months, and an increase in accounts receivable of $1.6 million. The Company's business plan requires the availability of sufficient cash flow and borrowing capacity to finance its product lines. The Company expects to satisfy such requirements through cash flow from operations and borrowings under the Financing Agreement. The Financing Agreement has been amended to expire on March 31, 2003. The Company anticipates that it will refinance the Financing Agreement with GMAC. Although the Company has had favorable preliminary discussions with GMAC about extending its facility, there can be no assurance that it will enter into an acceptable agreement with GMAC or that, if an acceptable agreement cannot be reached, that the Company can identify an alternate lender. The Company believes that it has adequate resources to meet its needs for the foreseeable future assuming that it meets its business plan and refinances the Financing Agreement or negotiates an alternative arrangement.

     The foregoing discussion contains forward-looking statements which are based upon current expectations and involve a number of uncertainties, including the Company's ability to maintain its borrowing capabilities

                      BERNARD CHAUS, INC. AND SUBSIDIARIES

under the Financing Agreement or a substitute facility, retail market conditions and consumer acceptance of the Company's products.

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

                      BERNARD CHAUS, INC. AND SUBSIDIARIES


PART II - OTHER INFORMATION
---------------------------

Item 6. Exhibits and Reports on Form 8-K.
----------------------------------------

(a)    Attached hereto as Exhibits are the following:

       10:95 Amendments dated December 31, 2001 to the Second Restated and
             Amended Financing Agreement.

       10:96 Amendments dated January 29, 2002 to the Second Restated and
             Amended Financing Agreement.

(b) The Company filed no reports on Form 8-K during the quarter ended December 31, 2001.

SIGNATURES
----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     BERNARD CHAUS, INC.
                                     (Registrant)



Date:       February 13, 2002        By:  /s/ Josephine Chaus
                                         --------------------
                                         JOSEPHINE CHAUS
                                         Chairwoman of the Board, and
                                         Chief Executive Officer

Date:       February 13, 2002       By:  /s/ Nicholas DiPaolo
                                        ---------------------
                                        NICHOLAS DIPAOLO
                                        Vice Chairman of the Board, and
                                        Chief Operating Officer

Date:       February 13, 2002       By: /s/ Barton Heminover
                                        --------------------
                                        BARTON HEMINOVER
                                        Vice President of Finance