Form 10-Q
period 2002-03-31
CHAUS BERNARD INC
filed 2002-05-15
CIK 793983

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 5(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934.

                 For the quarterly period ended MARCH 31, 2002.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934.

    For the transition period from                        to                   .
                                   ----------------------    ------------------

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
                                            ---  ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Date                    Class                         Shares Outstanding
   ---------      -------------------------------          --------------------

    5/09/02        Common Stock, $0.01 par value               27,215,907
   ---------      -------------------------------          --------------------

                                      INDEX



 PART I           FINANCIAL INFORMATION
 ------           ---------------------

 Item 1.          Condensed Consolidated Financial Statements (Unaudited)   PAGE

                  Condensed Consolidated Balance Sheets as of
                  March 31, 2002, June 30, 2001 and
                  March 31, 2001                                               3

                  Condensed Consolidated Statements of Operations for the
                  Quarters and Nine Months ended March 31, 2002 and 2001       4

                  Condensed Consolidated Statements of Cash Flows
                  for the Nine Months ended March 31, 2002 and 2001            5

                  Notes to Condensed Consolidated Financial Statements         6

 Item 2.          Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                          8

 PART II          OTHER INFORMATION
 -------          -----------------

 Item 6.          Exhibits and Reports on Form 8-K                            13


 SIGNATURES                                                                   13

PART I -- FINANCIAL INFORMATION
-------------------------------
Item 1.  Financial Statements
-----------------------------


                      BERNARD CHAUS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
          (In thousands, except number of shares and per share amounts)

                                                                 March 31,          June 30,              March 31,
                                                                   2002               2001                   2001
                                                             ---------------      ---------------    -------------------
                                                                (Unaudited)           ( * )              (Unaudited)
ASSETS
Current Assets
     Cash and cash equivalents                                  $     163           $     183              $     138
     Accounts receivable - net                                     36,611              23,688                 37,137
     Inventories                                                   11,499              13,582                 14,838
     Prepaid expenses and other current assets                        994               1,051                    375
                                                                ---------           ---------              ---------
          Total current assets                                     49,267              38,504                 52,488
Fixed assets - net                                                  4,657               5,079                  5,204
Other assets - net                                                  1,274               1,212                  1,276
                                                                ---------           ---------              ---------
          Total assets                                          $  55,198           $  44,795              $  58,968
                                                                =========           =========              =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
     Revolving credit borrowings                                $  18,567           $   5,024              $  11,703
     Accounts payable                                              15,694              13,516                 19,273
     Accrued expenses                                               3,111               3,779                  3,280
     Term loan - current                                            1,000               1,000                  1,000
                                                                ---------           ---------              ---------
          Total current liabilities                                38,372              23,319                 35,256
Deferred rent                                                         374                 297                    234
Term loan                                                           9,750              10,500                 10,750
                                                                ---------           ---------              ---------
          Total liabilities                                        48,496              34,116                 46,240
STOCKHOLDERS' EQUITY
     Preferred stock, $.01 par value,
          authorized shares - 1,000,000;                               --                  --                     --
          outstanding shares - none
     Common stock, $.01 par value,                                    273                 273                    273
          authorized shares - 50,000,000;
          issued shares - 27,278,177 at March 31,
          2002, June 30, 2001 and March 31, 2001

     Additional paid-in capital                                   125,473             125,473                125,473
     Deficit                                                     (117,753)           (113,587)              (111,538)
     Accumulated Other Comprehensive Income                           189                  --                     --
 Less:  Treasury stock at cost -
          62,270 shares at March 31, 2002, June
          30, 2001 and March 31, 2001                              (1,480)             (1,480)                (1,480)
                                                                ---------           ---------              ---------
     Total stockholders' equity                                     6,702              10,679                 12,728
                                                                ---------           ---------              ---------
          Total liabilities and stockholders' equity            $  55,198           $  44,795              $  55,968
                                                                =========           =========              =========

*Derived from audited financial statements at June 30, 2001.

See accompanying notes to condensed consolidated financial statements.

                      BERNARD CHAUS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
          (In thousands, except number of shares and per share amounts)


                                                             For the Quarter Ended            For the Nine Months Ended
                                                            March 31,        March 31,        March 31,        March 31,
                                                              2002             2001             2002             2001
                                                          ------------     ------------      ------------     ------------
                                                                  (Unaudited)                        (Unaudited)
Net sales                                              $      43,617     $     44,079     $     113,039     $     114,969
Cost of goods sold                                            34,312           36,380            92,504            94,317
                                                       -------------     ------------     -------------     -------------
Gross profit                                                   9,305            7,699            20,535            20,652
Selling, general and administrative expenses                   7,107            8,147            23,139            24,535
                                                       -------------     ------------     -------------     -------------
Income (loss) from operations                                  2,198             (448)           (2,604)           (3,883)
Interest expense, net                                            441              501             1,553             1,683
                                                       -------------     ------------     -------------     -------------
Income (loss) before provision for income taxes                1,757             (949)           (4,157)           (5,566)
Provision for income taxes                                         3                3                 9                 8
                                                       -------------     ------------     -------------     -------------
Net Income (loss)                                      $       1,754     $       (952)    $      (4,166)    $      (5,574)
                                                       =============     ============     =============     =============
Basic and diluted income (loss) per share              $         .06     $      (0.03)    $       (0.15)    $       (0.20)
                                                       =============     ============     =============     =============
Weighted average number of common shares
outstanding- basic                                        27,216,000       27,216,000        27,216,000        27,216,000
                                                       =============     ============     =============     =============
Weighted average number of common and common
equivalent shares outstanding- diluted                    27,896,000       27,216,000        27,216,000        27,216,000
                                                       =============     ============     =============     =============


See accompanying notes to condensed consolidated financial statements

                      BERNARD CHAUS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                   For the Nine Months Ended
                                                                          -----------------------------------------
                                                                                 March 31,             March 31,
                                                                                     2002                2001
                                                                            -------------------    ------------------
                                                                                          (Unaudited)
OPERATING ACTIVITIES
Net loss                                                                       $   (4,166)            $   (5,574)
Adjustments to reconcile net loss to net cash
 used in operating activities:
   Depreciation and amortization                                                    1,139                    969
   Provision for losses on accounts receivable                                         56                     56
Changes in operating assets and liabilities:
   Accounts receivable                                                            (12,979)               (13,631)
   Inventories                                                                      2,083                   (117)
   Prepaid expenses and other assets                                                  225                     19
   Accounts payable                                                                 2,178                  6,780
   Accrued expenses and deferred rent                                                (591)                (2,236)
                                                                               ----------             ----------
Net Cash Used In Operating Activities                                             (12,055)               (13,734)
                                                                               ----------             ----------
INVESTING ACTIVITIES
  Purchases of fixed assets                                                          (320)                  (765)
  Purchases of other assets                                                          (438)                  (762)
                                                                               ----------             ----------
Net Cash Used In Investing Activities                                                (758)                (1,527)
                                                                               ----------             ----------
FINANCING ACTIVITIES
  Net proceeds from short-term bank borrowings                                     13,543                 11,703
  Principal payments on term loan                                                    (750)                  (750)
                                                                               ----------             ----------
Net Cash Provided By Financing Activities                                          12,793                 10,953
                                                                               ----------             ----------
Decrease in cash and cash equivalents                                                 (20)                (4,308)
Cash and cash equivalents, beginning of period                                        183                  4,446
                                                                               ----------             ----------
Cash and cash equivalents, end of period                                       $      163             $      138
                                                                               ==========             ==========
Cash Paid for:
                                                                               $       16             $        7
  Taxes                                                                        ==========             ==========
  Interest                                                                     $    1,363             $    1,532
                                                                               ==========             ==========


See accompanying notes to condensed consolidated financial statements.

                      BERNARD CHAUS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
               Nine Months Ended March 31, 2002 and March 31, 2001


1.  Summary of Significant Accounting Policies

         Basis of Presentation: The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("generally accepted accounting principles") for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant intercompany balances and transactions were eliminated. Operating results for the quarter and nine months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending June 30, 2002 or any other period. The balance sheet at June 30, 2001 has been derived from the audited financial statements at that date. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2001.

         Earnings (loss) Per Share: Basic and diluted earnings (loss) per share have been computed by dividing the applicable net income (loss) by the weighted average number of common shares outstanding. Diluted earnings per share has been computed for the quarter ended March 31, 2002 by dividing the applicable net income by the weighted average number of common shares outstanding and common equivalents. Potentially dilutive shares were not included in the calculation of diluted loss per share for the quarter ended March 31, 2001 and the nine months ended March 31, 2002 and 2001, as their inclusion would have been antidilutive.

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

2.  Inventories

         Inventories (principally finished goods) are stated at the lower of cost, using the first-in first-out (FIFO) method, or market. Included in inventories is merchandise in transit of approximately $7.7 million at March 31, 2002, $9.0 million at June 30, 2001 and $7.9 million at March 31, 2001.

                      BERNARD CHAUS, INC. AND SUBSIDIARIES

3.  Financing Agreement

         In October 1997, the Company and BNY Financial Corporation, a wholly owned subsidiary of General Motors Acceptance Corp. ("GMAC") entered into a financing agreement (the "Financing Agreement"). The Financing Agreement, which was amended on June 3, 1998, consists of two facilities: (i) the Revolving Facility which is a $45.5 million five-year revolving credit line (subject to an asset based borrowing formula) with a $34.0 million sublimit for letters of credit, and (ii) the Term Loan which is a $14.5 million term loan facility. Each facility has been amended to extend the maturity date until April 1, 2003. At March 31, 2002, the Company had borrowings of $18.6 million under the Revolving Facility and total availability of approximately $1.0 million (inclusive of over advance availability) under the Financing Agreement.

         Interest on the Revolving Facility accrues at 1/2 of 1% above the Prime Rate (4.75% at March 31, 2002) and is payable on a monthly basis, in arrears. Interest on the Term Loan accrues at an interest rate ranging from 1/2 of 1% above the Prime Rate to 1 1/2% above the Prime Rate, which interest rate will be determined, from time to time, based upon the Company's availability under the Revolving Facility.

         Amortization payments in the amount of $250,000 are payable quarterly in arrears in connection with the Term Loan. Fifteen amortization payments have been made resulting in a balance of $10.8 million at March 31, 2002. A balloon payment in the amount of $9.8 million is due on April1, 2003. In the event of the earlier termination by the Company of the Financing Agreement, the Company will be liable for termination fees of $2.2 million. The Company's obligations under the Financing Agreement are secured by a first priority lien on substantially all of the Company's assets, including the Company's accounts receivable, inventory and trademarks.

         The Financing Agreement contains financial covenants requiring, among other things, the maintenance of minimum levels of tangible net worth, working capital and minimum profit (maximum permitted loss). The Financing Agreement also contains certain restrictive covenants which, among other things, limit the Company's ability to incur additional indebtedness or liens and to pay dividends. In June 2001, the Financing Agreement was amended to establish certain financial covenants for the years ending June 30, 2001 and June 30, 2002. In August 2001, the Financing Agreement was further amended to provide for agreed upon levels of overadvance amounts required by the Company's business plan and to amending the working capital covenants for fiscal 2002.

         In December 2001, the Financing Agreement was amended to extend the maturity date until March 31, 2003 and to modify the tangible net worth, working capital and minimum profit (maximum permitted loss) covenants for the quarter ended December 31, 2001, and to set such covenants for the balance of fiscal 2002. In January 2002, the financing agreement was further amended to provide agreed upon levels of overadvance amounts from January 24, 2002 through June 30, 2002 as required by the Company's revised business plan for fiscal 2002. In April 2002, the maturity date of the Financing Agreement was extended to April 1, 2003.

4.  Stock Options

         During February 2001, employee and director options for an aggregate of 1,400,401 shares of the Company's common stock were surrendered under a stock option replacement program offered by the Company. Under the program, employees had the right to surrender their outstanding, out-of-the-money options in exchange for a commitment by the Company to grant new options to them for the same number of shares on a date, which is

                      BERNARD CHAUS, INC. AND SUBSIDIARIES


in excess of six months (183 days) after the surrender date. To be eligible to receive the new options, which have an exercise price equal to the fair market value on the future grant date (August 8, 2001), employees (or directors as the case may be) must have been employed by the Company (or have served as directors) on such grant date. On August 8, 2001, 1,400,401 options were granted to employees and directors under this program. The new options vest in increments of 50% on August 8, 2002 and 50% on August 8, 2003.

5.  Comprehensive Income (loss)

         Comprehensive income (loss) includes all changes to shareholder's equity including net income (loss). For the three and nine months ended March 31, 2002 and 2001, comprehensive income (loss) totaled $1,943,000, $(952,000),
$(3,977,000) and $(5,574,000), respectively. Comprehensive income (loss) includes net income (loss) and unrealized gain (loss) on equity securities. Accumulated other comprehensive income as of March 31, 2002 is comprised of an unrealized gain on equity securities.


Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations
         -------------

Results of Operations
---------------------

         Net sales for the quarter ended March 31, 2002 decreased by 1.1% or $.5 million to $43.6 million from $44.1 million for the quarter ended March 31, 2001. Net sales for the nine months ended March 31, 2002 decreased by 1.7% or $2.0 million to $113.0 million from $115.0 million for the nine months ended March 31, 2001. The decrease in net sales for the quarter and the nine months ended March 31, 2002 was primarily due to an increase in customer discounts as a result of the difficult women's retail environment.

         Gross profit for the quarter ended March 31, 2002 increased $1.6 million to $9.3 million as compared to $7.7 million for the quarter ended March 31, 2001. As a percentage of net sales, gross profit increased to 21.3% for the quarter ended March 31, 2002 from 17.5% for the quarter ended March 31, 2001. The increase in gross profit and gross profit percentage for the quarter resulted primarily from an increase in the initial mark up.

         Gross profit for the nine months ended March 31, 2001 decreased $0.2 million to $20.5 million as compared to $20.7 million for the nine months ended March 31, 2001. As a percentage of net sales, gross profit increased to 18.2% for the nine months ended March 31, 2002 from 18.0% for the nine months ended March 31, 2001. Although there was an increase in the initial mark up, it was offset by an increased level of promotional activity and lower price levels of merchandise sold through off price channels.

         Selling, general and administrative ("SG&A") expenses decreased by $1.0 million to $7.1 million for the quarter ended March 31, 2002 from $8.1 million for the quarter ended March 31, 2001. The decrease was primarily due to a decrease in payroll and payroll related expenses ($0.7 million), advertising expenses ($0.2 million) and travel expenses ($0.1 million) as a result of the cost savings initiative implemented by the Company in the second quarter of fiscal 2002. SG&A expenses as a percentage of net sales decreased to 16.3% for the quarter ended March 31, 2002 compared to 18.5% for the quarter ended March 31, 2001. The decrease in SG&A expense as a percentage of net sales was due to the absolute decrease in SG&A expenses on a sales volume that remained relatively constant.

                      BERNARD CHAUS, INC. AND SUBSIDIARIES


          SG&A for the nine months ended March 31, 2002 decreased by $1.4 million to $23.1 million from $24.5 million for the nine months ended March 31, 2001. The decrease was primarily due to an overall decrease in operating expenses as a result of the cost savings initiative. The bulk of this decrease was made up of reductions in advertising expense ($0.5 million), sample expense ($0.3 million), and travel expense ($0.3million). SG&A expenses as a percentage of net sales decreased to 20.5% for the nine months ended March 31, 2002 compared to 21.3% for the nine months ended March 31, 2001 due to the absolute decrease in SG&A expenses on a sales volume that remained relatively constant.

         The provision for income taxes for the quarters and nine months ended March 31, 2002 and 2001 reflects a provision for state and local taxes. See discussion below under Critical Accounting Policies and Estimates regarding income taxes and the Company's federal net operating loss carryforwards.

         The net income was $1.8 million for the quarter ended March 31, 2002 as compared to a net loss of $1.0 million for the quarter ended March 31, 2001. The net loss was $4.2 million for the nine months ended March 31, 2002 as compared to a net loss of $5.6 million for the nine months ended March 31, 2001. The increase in net income for the three months and the decrease in the net loss for the nine months periods was primarily attributable to the increase in gross profit and a reduction in operating expenses.


Financial Position, Liquidity and Capital Resources
---------------------------------------------------

General

         Net cash used in operating activities was $12.1 million for the nine months ended March 31, 2002 as compared to cash used in operating activities of $13.7 million for the nine months ended March 31, 2001. Cash used in operating activities for fiscal 2002 was primarily the result of the net loss ($4.2 million) and an increase in accounts receivable ($13.0 million) partially offset by a decrease in inventory ($2.1 million) and an increase in accounts payable ($2.2 million).

         Cash used in investing activities in the nine months ended March 31, 2002 was $0.6 million compared to $1.5 million in the previous year. The capital expenditures for the nine months ended March 31, 2002 consisted of $0.4 million for in-store shops and $0.3 for leasehold improvements and management information system upgrades. The Company anticipates additional capital expenditures of approximately $0.1 million for the remainder of fiscal year 2002.

         Cash provided by financing activities was $12.8 million in the nine months ended March 31, 2002, and consisted of revolving credit borrowings of $13.5 million offset by principal payments on the term loan of $0.8 million.

Financing Agreement

         In October 1997, the Company and BNY Financial Corporation, a wholly owned subsidiary of General Motors Acceptance Corp. ("GMAC") entered into a financing agreement (the "Financing Agreement"). The Financing Agreement, which was amended on June 3, 1998, consists of two facilities: (i) the Revolving Facility which is a $45.5 million five-year revolving credit line (subject to an asset based borrowing formula) with a $34.0 million sublimit for letters of credit, and (ii) the Term Loan which is a $14.5 million term loan facility. Each facility has been amended to extend the maturity date to April 1, 2003. At March 31, 2002, the Company had borrowings of $18.6 million under the Revolving Facility and total availability of approximately $1.0 million (inclusive of overadvance availability) under the Financing Agreement. At March 31, 2002 and 2001, accounts payable included $12.4 million and $15.6 million of open letters of credit for inventory purchased. Additionally, at March 31, 2002 and 2001, the Company was contingently liable for unexpired bank letters of credit of approximately $2.6 million and $2.3 million related to commitments to suppliers for the purchase of inventories.

                      BERNARD CHAUS, INC. AND SUBSIDIARIES


         Interest on the Revolving Facility accrues at 1/2 of 1% above the Prime Rate (4.75% at March 31, 2002) and is payable on a monthly basis, in arrears. Interest on the Term Loan accrues at an interest rate ranging from 1/2 of 1% above the Prime Rate to 1 1/2% above the Prime Rate, which interest rate will be determined, from time to time, based upon the Company's availability under the Revolving Facility.

         Amortization payments in the amount of $250,000 are payable quarterly in arrears in connection with the Term Loan. Fifteen amortization payments have been made resulting in a balance of $10.8 million at March 31, 2002. A balloon payment in the amount of $9.8 million is due on April1, 2003. In the event of the earlier termination by the Company of the Financing Agreement, the Company will be liable for termination fees of $2.2 million. The Company's obligations under the Financing Agreement are secured by a first priority lien on substantially all of the Company's assets, including the Company's accounts receivable, inventory and trademarks.

         The Financing Agreement contains financial covenants requiring, among other things, the maintenance of minimum levels of tangible net worth, working capital and minimum profit (maximum permitted loss). The Financing Agreement also contains certain restrictive covenants, which, among other things, limit the Company's ability to incur additional indebtedness or liens and to pay dividends. In June 2001, the Financing Agreement was amended to establish certain financial covenants for the years ending June 30, 2001 and June 30, 2002. In August 2001, the Financing Agreement was further amended to provide for agreed upon levels of overadvance amounts required by the Company's business plan and to amend the working capital covenants for fiscal 2002.

         In December 2001, the Financing Agreement was amended to extend the maturity date until March 31, 2003 and to modify the tangible net worth, working capital and minimum profit (maximum permitted loss) covenants for the quarter ended December 31, 2001, and for the balance of fiscal 2002. In January 2002, another amendment of the Financing Agreement was entered into in order to provide for agreed upon levels of overadvance amounts from January 24, 2002 through June 30, 2002 as required by the Company's revised business plan for fiscal 2002. In April 2002, the maturity date of the Financing Agreement was extended to April 1, 2003.

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

                      BERNARD CHAUS, INC. AND SUBSIDIARIES


Future Financing Requirements

         At March 31, 2002, the Company had working capital of $10.9 million as compared with working capital of $17.2 million at March 31, 2001. The Company had revolving credit borrowings of $18.6 million at March 31, 2002 as compared with $11.7 million of credit borrowings at March 31, 2001. The change in the short-term cash position which necessitated additional revolving credit borrowings was primarily attributable to the Company's net loss of $6.2 million during the past twelve months. The Company's business plan requires the availability of sufficient cash flow and borrowing capacity to finance its product lines. The Company expects to satisfy such requirements through cash flow from operations and borrowings under the Financing Agreement. The maturity date of the Financing Agreement has been extended to April 1, 2003 at which time a $ 9.8 million balloon payment will become due. Overadvance levels have been agreed upon with GMAC through June 30, 2002. The Company is in discussions with GMAC about refinancing the credit facility. The Company is also evaluating two written proposals from alternative lenders, each of which is subject to the completion of due diligence by the lenders and other customary conditions. Although the Company believes it will refinance its credit facility, there can be no assurance that an acceptable facility can be negotiated. The Company believes that it has adequate resources to meet its needs for the foreseeable future assuming that it meets its business plan and refinances the Financing Agreement.

Critical Accounting Policies and Estimates

            The Company's significant accounting policies are more fully described in Note 1 to the consolidated financial statements. Certain of the Company's accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. These judgments are based on historical experience, observation of trends in the industry, information provided by customers and information available from other outside sources, as appropriate. Significant accounting policies include:

            Revenue Recognition - The Company recognizes sales upon shipment of products to customers since title passes upon shipment. Provisions for estimated uncollectible accounts, discounts and returns and allowances are provided when sales are recorded based upon historical experience and current trends. While such amounts have been within expectations and the provisions established, the Company cannot guarantee that it will continue to experience the same rates as in the past.

            Inventories - Inventory is stated at the lower of cost or market, cost being determined on the first-in, first-out method. Reserves for slow moving and aged merchandise are provided based on historical experience and current product demand. The Company evaluates the adequacy of the reserves quarterly. While markdowns have been within expectations and the provisions established, the Company cannot guarantee that it will continue to experience the same level of markdowns as in the past.

            Valuation of Long-Lived Assets - The Company periodically reviews the carrying value of its long-lived assets for continued appropriateness. This review is based upon projections of anticipated future undiscounted cash flows. While the Company believes that its estimates of future cash flows are reasonable, different assumptions regarding such cash flows could materially affect evaluations.

                      BERNARD CHAUS, INC. AND SUBSIDIARIES


          Income Taxes- The Company's results of operations have generated a federal tax net operating loss (NOL) carryforward of approximately $99.0 million as of June 30, 2001. Generally accepted accounting principles require that we record a valuation allowance against the deferred tax asset associated with this NOL if it is "more likely than not" that we will not be able to utilize it to offset future taxes. Due to the size of the NOL carryforward in relation to the Company's history of unprofitable operations, we have not recognized any of this net deferred tax asset. We currently provide for income taxes only to the extent that we expect to pay cash taxes (primarily state and local taxes) for current income. It is possible, however, that the Company could be profitable in the future at levels which cause management to conclude that it is more likely than not that we will realize all or a portion of the NOL carryforward. Upon reaching such a conclusion, the Company would record the estimated net realizable value of the deferred tax asset at that time and would then provide for income taxes at a rate equal to our combined federal and state effective rates. Subsequent revisions to the estimated net realizable value of the deferred tax asset could cause the Company's provision for income taxes to vary from period to period, although our cash tax payments would remain unaffected until the benefit of the NOL is utilized.

         The foregoing discussion contains forward-looking statements which are based upon current expectations and involve a number of uncertainties, including the Company's ability to refinance its Financing Agreement with GMAC or a substitute lender, agreement on overadvance levels with GMAC beyond June 30, 2002, if the facility has not been refinanced by such date, retail market conditions and consumer acceptance of the Company's products.

 Other Matters

         During February 2001, employee and director options for an aggregate of 1,400,401 shares of the Company's common stock were surrendered under a stock option replacement program offered by the Company. Under the program, employees had the right to surrender their outstanding, out-of-the-money options in exchange for a commitment by the Company to grant new options to them for the same number of shares on a date, which is in excess of six months (183 days) after the surrender date. To be eligible to receive the new options, which have an exercise price equal to the fair market value on the future grant date (August 8, 2001), employees (or directors as the case may be) must have been employed by the Company (or have served as directors) on such grant date. On August 8, 2001, 1,400,401 options were granted to employees and directors under this program. The new options vest in increments of 50% on August 8, 2002 and 50% on August 8, 2003.

                      BERNARD CHAUS, INC. AND SUBSIDIARIES


PART II - OTHER INFORMATION
---------------------------

Item 6.  Exhibits and Reports on Form 8-K.
         ---------------------------------

         (a)  Attached hereto as Exhibits are the following:

              10:97 Amendment accepted and agreed to on April 30, 2002 to the Second Restated and Amended Financing Agreement.

         (b) The Company filed no reports on Form 8-K during the quarter ended March 31, 2002.


SIGNATURES
----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    BERNARD CHAUS, INC.
                                    (Registrant)




Date:    May 15, 2002               By: /s/ Josephine Chaus
                                        ----------------------------
                                    JOSEPHINE CHAUS
                                    Chairwoman of the Board, and
                                    Chief Executive Officer




Date:    May 15, 2002               By: /s/ Nicholas DiPaolo
                                        ----------------------------
                                    NICHOLAS DIPAOLO
                                    Vice Chairman of the Board, and
                                    Chief Operating Officer




Date:    May 15, 2002               By: /s/ Barton Heminover
                                        ----------------------------
                                    BARTON HEMINOVER
                                    Vice President of Finance