Form 10-K
period 2002-06-30
CHAUS BERNARD INC
filed 2002-09-30
CIK 793983

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-K
       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                          EXCHANGE ACT OF 1934 For the
                         fiscal year ended June 30, 2002
                                       or
     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                        For the transition period from to

                          Commission file number 1-9169

                               BERNARD CHAUS, INC.
             (Exact name of registrant as specified in its charter)

                  New York                               13-2807386
         (State or other jurisdiction of              (I.R.S. Employer
          incorporation or organization)             Identification No.)

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

         The aggregate market value of the voting stock held by non-affiliates of the registrant on September 16, 2002 was $6,276,000.

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

           Date                     Class                Shares Outstanding
           ----                     -----                ------------------
   September 27, 2002    Common Stock, $0.01 par value       27,215,907

                                                     LOCATION IN FORM 10-K IN
       DOCUMENTS INCORPORATED BY REFERENCE              WHICH INCORPORATED
       -----------------------------------              ------------------
Portions of registrant's Proxy Statement for the             Part III
   Annual Meeting of Stockholders to be held
                November 13, 2002.

PART I

ITEM 1.  BUSINESS.

GENERAL

         Bernard Chaus, Inc. (the "Company" or "Chaus") designs, arranges for the manufacture of and markets an extensive range of women's career and casual sportswear principally under the JOSEPHINE CHAUS(R) COLLECTION, JOSEPHINE CHAUS(R) STUDIO, JOSEPHINE CHAUS(R) SPORT and CHAUS & CO. trademarks. The Company's products are sold nationwide through department store chains, specialty retailers and other retail outlets. The Company has positioned its JOSEPHINE CHAUS product line into the opening price points of the "better" category and its CHAUS & CO. product line into the moderate category. As used herein, fiscal 2002 refers to the fiscal year ended June 30, 2002, fiscal 2001 refers to the fiscal year ended June 30, 2001 and fiscal 2000 refers to the fiscal year ended June 30, 2000.

PRODUCTS

         The Company markets its products as coordinated groups of jackets, skirts, pants, blouses, sweaters and related accessories principally under the following brand names that also include products for women and petites:

JOSEPHINE CHAUS COLLECTION - a collection of better tailored career clothing that includes tailored suits, dresses, jackets, skirts and pants.

JOSEPHINE CHAUS SPORT - designed for more relaxed dressing. This line includes casual tops, sweaters, pants, skirts, shorts and other items for "true weekend" wear

JOSEPHINE CHAUS STUDIO- a line of better sportswear featuring contemporary styling and offering a more casual approach to traditional career dressing.

JOSEPHINE CHAUS WOMAN AND PETITE COLLECTIONS- collections of the items from the clothing lines set forth above specializing in large and petite sizes.

CHAUS & CO. - an exclusive line of moderate tops and sweaters for JC Penney.

The Company also sells private label apparel manufactured according to customers' specifications.

         The above products, while sold as separates, are coordinated by styles, color schemes and fabrics and are designed to be merchandised and worn together. The Company believes that the target consumers for its products are women aged 25 to 65.

         During fiscal 2002, the suggested retail prices of the Company's Chaus products ranged between $24.00 and $180.00. The Company's jackets ranged in price between $98.00 and $180.00, its blouses and sweaters ranged in price between $30.00 and $120.00, its skirts and pants ranged in price between $48.00 and $110.00, and its knit tops and bottoms ranged in price between $24.00 and $68.00.

         The following table sets forth a breakdown by percentage of the Company's net sales by brand for fiscal 2000 through fiscal 2002:

                                             Fiscal Year Ended June 30,
                                            2002        2001        2000
                                           ------      ------      ------
Josephine Chaus Collection                   44%         38%         30%
Josephine Chaus Sport                        24          25          24
Josephine Chaus Woman Collection              9          10          11
Josephine Chaus Petite Collection             7           8           8
Chaus & Co.                                   7           0           0
Josephine Chaus Studio                        6           8          20
Other (1)                                     3           1           0
Josephine Chaus Essentials                    0          10           7
                                           ------      ------      ------
   Total                                    100%        100%        100%

(1)  Other brands and Outlet store offset by intercompany elimination.

CUSTOMERS

         The Company's products are sold nationwide in an estimated 2,700 doors operated by approximately 103 department store chains, specialty retailers and other retail outlets. The Company does not have any long-term commitments or contracts with any of its customers.

         The Company extends credit to its customers based upon an evaluation of the customer's financial condition and credit history and generally does not require collateral. At June 30, 2002 and 2001, approximately 71% of the Company's accounts receivable were due from department store customers owned by three single corporate entities. During fiscal 2002, approximately 70% of the Company's net sales were made to department store customers owned by three single corporate entities, as compared to 77% in fiscal 2001 and 81% in fiscal 2000. Sales to Dillard's Department Stores accounted for 34% of net sales in fiscal 2002, 39% in fiscal 2001 and 42% in fiscal 2000. Sales to the May Department Stores Company accounted for approximately 18% of the Company's net sales in fiscal 2002, 25% in fiscal 2001 and 26% in fiscal 2000. Sales to TJX Companies, Inc. accounted for approximately 18% of net sales in fiscal 2002, 13% in both fiscal years 2001 and 2000 respectively. As a result of the Company's dependence on its major customers, such customers may have the ability to influence the Company's business decisions. The loss of or significant decrease in business from any of its major customers would have a material adverse effect on the Company's financial position and results of operations. In addition, the Company's ability to achieve growth in revenues is dependent, in part, on its ability to identify new distribution channels.

SALES AND MARKETING

         The Company's selling operation is highly centralized. Sales to the Company's department and specialty store customers are made primarily through the Company's New York City showrooms. As of June 30, 2002, the Company had an in-house sales force of 10, all of whom are located in the New York City showrooms. Senior management, principally Josephine Chaus, Chairwoman of the Board, Chief Executive Officer and principal stockholder of the Company, Nicholas DiPaolo, Vice Chairman and Chief Operating Officer of the Company, and Gregory Mongno, President of the Company, actively participate in the planning of the Company's marketing and selling efforts. The Company does not employ independent sales representatives or operate regional sales offices, but it does participate in various regional merchandise marts. This sales structure enables management to control the Company's selling operation more effectively, to limit travel expenses, as well as to deal directly with, and be readily accessible to, major customers.

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

MANUFACTURING AND DISTRIBUTION

         The Company does not own any manufacturing facilities; all of its products are manufactured in accordance with its design specifications and production schedules through arrangements with independent manufacturers. The Company believes that outsourcing its manufacturing maximizes its flexibility while avoiding significant capital expenditures, work-in-process buildup and the costs of a large workforce. Approximately 95% of its product is manufactured by approximately 25 key independent suppliers located primarily in South Korea, Hong Kong, Taiwan, China, Indonesia and elsewhere in the Far East. Less than 5% of the Company's products are manufactured in the United States. No contractual obligations exist between the Company and its manufacturers except on an order-by-order basis. During fiscal 2002, the Company purchased approximately 74% of its finished goods from its ten largest manufacturers, including approximately 15% of its purchases from its largest manufacturer. Contracting with foreign manufacturers enables the Company to take advantage of prevailing lower labor rates and to use a skilled labor force to produce high quality products.

         Generally, each manufacturer agrees to produce finished garments on the basis of purchase orders from the Company, specifying the price and quantity of items to be produced and supported by a letter of credit naming the manufacturer as beneficiary to secure payment for the finished garments.

         The Company's technical production support staff, located in New York City, coordinates the production of patterns and the production of samples from the patterns by our production staff and by overseas manufacturers. The production staff also coordinates the marking and the grading of the patterns in anticipation of production by overseas manufacturers. The overseas manufacturers produce finished garments in accordance with the production samples and obtain necessary quota allocations and other requisite customs clearances. Branch offices of the Company's subsidiaries in Korea, Taiwan and Hong Kong monitor production at each manufacturing facility to control quality, compliance with the Company's specifications and timely delivery of finished garments, and arrange for the shipment of finished products to the Company's New Jersey distribution center. Almost all finished goods are shipped to the Company's New Jersey distribution center for final inspection, assembly into collections, allocation and shipment to customers.

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

         The Company uses a broad range of fabrics in the production of its clothing, consisting of synthetic fibers (including polyester and acrylic), natural fibers (including cotton and wool), and blends of natural and synthetic fibers. The Company does not have any formal, long-term arrangements with any fabric or other raw material supplier. During fiscal 2002, virtually all of the fabrics used in the Company's products manufactured in the Far East were ordered from the Company's five largest suppliers in the Far East, which are located in Japan, Taiwan, Hong Kong and Korea. The Company selects the fabrics to be purchased for production in accordance with the Company's specifications. To date, the Company has not experienced any significant difficulty in obtaining fabrics or other raw materials and considers its sources of supply to be adequate.

         The Company operates under substantial time constraints in producing each of its collections. Orders from the Company's customers generally precede the related shipping period by up to four months. However, proposed production budgets are prepared substantially in advance of the Company's initial commitments for each collection. In order to make timely delivery of merchandise which reflects current style trends and tastes, the Company attempts to schedule a substantial portion of its fabric and manufacturing commitments relatively late in a production cycle. However, in order to secure adequate amounts of quality raw materials, especially greige (i.e., "undyed") goods, the Company must make substantial advance commitments to suppliers of such goods, often as much as seven months prior to the receipt of firm orders from customers for the related merchandise. Many of these early commitments are made subject to changes in colors, assortments and/or delivery dates.

IMPORTS AND IMPORT RESTRICTIONS

         The Company's arrangements with its manufacturers and suppliers are subject to the risks attendant to doing business abroad, including the availability of quota and other requisite customs clearances, the imposition of export duties, political and social instability, currency revaluations, and restrictions on the transfer of funds. Bilateral agreements between exporting countries, including those from which the Company imports substantially all of its products, and the United States' imposition of quotas, limits the amount of certain categories of merchandise, including substantially all categories of merchandise manufactured for the Company, that may be imported into the United States. Furthermore, the majority of such agreements contain "consultation clauses" which allow the United States to impose at any time restraints on the importation of categories of merchandise which, under the terms of the agreements, are not subject to specified limits. The bilateral agreements through which quotas are imposed have been negotiated under the framework established by the Arrangement Regarding International Trade in Textiles, known as the Multifiber Arrangement ("MFA") which has been in effect since 1974. The United States has concluded international negotiations known as the "Uruguay Round" in which a variety of trade matters were reviewed and modified. Quotas established under the MFA will be phased out as of December 2004, after which the textile and clothing trade will be fully integrated into the General Agreement on Trade and Tariffs ("GATT") and will be subject to the same disciplines as other sections. The GATT agreement provides for expanded trade, improved market access, lower tariffs and improved safeguard mechanisms.

         The United States and the countries in which the Company's products are manufactured may, from time to time, impose new quotas, duties, tariffs or other restrictions, or adversely adjust presently prevailing quotas, duty or tariff levels, with the result that the Company's operations and its ability to continue to import products at current or increased levels could be adversely affected. The Company cannot predict the likelihood or frequency of any such events occurring. The Company monitors duty, tariff and quota-related developments, and seeks continually to minimize its potential exposure to quota-related risks through, among other measures, geographical diversification of its manufacturing sources, allocation of production of merchandise categories where more quota is available and shifts of production among countries and manufacturers. The expansion in the past few years of the Company's varied manufacturing sources and the variety of countries in which it has potential manufacturing arrangements, although not the result of specific import restrictions, have had the result of reducing the potential adverse effect of any increase in such restrictions. In addition, substantially all of the Company's products are subject to United States customs duties. In September 2001, the Company completed a United States Customs Duty Audit covering a prior five year period and recorded a $0.4 million charge in the fiscal year ended June 30, 2001 for costs associated with the audit.

BACKLOG

         As of September 6, 2002 and 2001, the Company's order book reflected unfilled customer orders for approximately $46.8 million and $50.8 million of merchandise, respectively. Order book data at any date are materially affected by the timing of the initial showing of collections to the trade, as well as by the timing of recording of orders and of shipments. The order book represents customer orders prior to discounts. Accordingly a comparison of unfilled orders from period to period is not necessarily meaningful and may not be indicative of eventual actual shipments.

TRADEMARKS

         CHAUS, CHAUS SPORT, CHAUS WOMAN, MS. CHAUS, JOSEPHINE, and JOSEPHINE CHAUS, are registered trademarks of the Company for use on ladies' garments. The Company has pending applications to register J. CHAUS and CHAUS & Co. for ladies garments. The Company considers its trademarks to be strong and highly recognized, and to have significant value in the marketing of its products.

         The Company has also registered its CHAUS, CHAUS SPORT, CHAUS WOMAN, JOSEPHINE CHAUS and JOSEPHINE trademarks for women's apparel in certain foreign countries. JOSEPHINE CHAUS for clothing, accessories and cosmetics is a registered trademark in the European Economic Community. An application to register CHAUS is still pending.

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

EMPLOYEES

         At June 30, 2002, the Company employed 242 employees as compared with 298 employees at June 30, 2001. This total includes 49 in managerial and administrative positions, approximately 38 in design, production and production administration, 16 in marketing, merchandising and sales and 86 in distribution. Of the Company's total employees, 53 were located in the Far East. The Company is a party to a collective bargaining agreement with the Amalgamated Workers Union, Local 88, covering 72 full-time employees. This agreement expires August 31, 2003.

         The Company considers its relations with its employees to be satisfactory and has not experienced any business interruptions as a result of labor disagreements with its employees.

EXECUTIVE OFFICERS

The executive officers of the Company are:

NAME                       AGE     POSITION
----                       ---     --------
Josephine Chaus            51      Chairwoman of the Board and Chief Executive
                                   Officer
Nicholas DiPaolo           61      Vice Chairman of the Board and Chief
                                   Operating Officer
Greg Mongno                40      President of the Company
Barton Heminover           48      Chief Financial Officer

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

         Nicholas DiPaolo was appointed Vice Chairman of the Board and Chief Operating Officer in November 2000 and has been a director of the Company since February 1999. Prior to joining the Company, Mr. DiPaolo served as a consultant to the apparel industry and as a private investor. From 1991 through May 1997, Mr. DiPaolo served as Chairman, President and Chief Executive Officer of Salant Corporation, a diversified apparel company which he joined in 1988 as President and Chief Operating Officer. Prior to 1988, he held executive positions with a number of apparel and related companies, including Manhattan Industries, a menswear company, and The Villager, a women's sportswear company. Mr. DiPaolo currently serves as a director of JPS Industries Inc., a publicly traded manufacturer of specialty extruded and woven materials, and Foot Locker, Inc., a publicly traded athletic footwear and apparel retailer.

         Greg Mongno was appointed President of the Company in August 2001 and served as Senior Vice President of Sales and Marketing from January 2000 through August of 2001. He was Vice President/General Manager of Liz Casual at Liz Claiborne, Inc. from 1996 to January 2000.

         Barton Heminover was appointed Chief Financial Officer in August 2002 and served as Vice President of Finance from January 2000 through August 2002 and as Vice President - Corporate Controller from July 1996 to January 2000. From January 1983 to July 1996 he was employed by Petrie Retail, Inc. (formerly Petrie Stores Corporation), a woman's retail apparel chain, serving as Vice President/Treasurer from 1986 to 1994 and as Vice President/Financial Controller from 1994 to 1996.

FORWARD LOOKING STATEMENTS

      Certain statements contained herein are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that have been made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements are indicated by words or phrases such as "anticipate," "estimate," "project," "expect," "believe" and similar words or phrases. Such statements are based on current expectations and are subject to certain risks, uncertainties and assumptions, including, but not limited to, the overall level of consumer spending on apparel; the financial strength of the retail industry, generally and the Company's customers in particular; changes in trends in the market segments in which the Company competes and the Company's ability to gauge and respond to changing consumer demands and fashion trends; the level of demand for the Company's products; the Company's dependence on its major department store customers; the highly competitive nature of the fashion industry; the Company's ability to satisfy its cash flow needs by meeting its business plan and satisfying the financial covenants in its credit facility; and changes in economic or political conditions in the markets where the Company sells or sources its products, as well as other risks and uncertainties set forth in the Company's publicly-filed documents, including this Annual Report on Form 10-K. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. The Company disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 2.  PROPERTIES.

         The Company's principal executive office is located at 530 Seventh Avenue in New York City where the Company leases approximately 28,000 square feet. This lease expires in May 2009. This facility also houses the Company's showrooms and its sales, design, production and merchandising staffs. Net base rental expense for the executive offices aggregated approximately $0.9 million in fiscal 2002, fiscal 2001 and fiscal 2000.

         The Company's technical production support facility (including its sample and patternmakers) is located at 519 Eighth Avenue in New York City where the Company leases approximately 15,000 square feet. This lease expires in August 2009. Net base rental expense for the technical production support facilities aggregated approximately $0.3 million in fiscal 2002, fiscal 2001, and fiscal 2000.

         The Company's distribution center is located in Secaucus, New Jersey where the Company leases approximately 276,000 square feet. This facility also houses the Company's administrative and finance personnel, its computer operations, and its one retail outlet store. This space is occupied under a lease expiring June 30, 2004. Base rental expense for the Secaucus facility aggregated approximately $1.2 million in fiscal 2002, fiscal 2001, and fiscal 2000.

         Office locations are also leased in Hong Kong, Korea and Taiwan, with annual aggregate rental expense of approximately $0.1 million for fiscal 2002, fiscal 2001, and fiscal 2000.

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

                                                       HIGH              LOW
                                                       ----              ---
FISCAL 2001

              First Quarter..........................$ 0.813            $0.500
              Second Quarter...........................0.750             0.266
              Third Quarter............................0.516             0.344
              Fourth Quarter...........................0.510             0.300

FISCAL 2002
              First Quarter...........................$0.600            $0.320
              Second Quarter...........................0.510             0.380
              Third Quarter............................0.510             0.380
              Fourth Quarter...........................0.600             0.350

As of September 16, 2002, the Company had approximately 435 stockholders of record.

The Company has not declared or paid cash dividends or made other distributions on its Common Stock since prior to its 1986 initial public offering. The payment of dividends, if any, in the future is within the discretion of the Board of Directors and will depend on the Company's earnings, its capital requirements and financial condition. It is the present intention of the Board of Directors to retain all earnings, if any, for use in the Company's business operations and, accordingly, the Board of Directors does not expect to declare or pay any dividends in the foreseeable future. In addition, the Company's Financing Agreement prohibits the Company from declaring dividends or making other distributions on its capital stock, without the consent of the lender. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Financial Condition, Liquidity and Capital Resources."

          Information with respect to securities authorized for issuance under equity compensation plans is incorporated by reference to the information to be set forth under the heading "Compensation Program Components" in the Company's definitive proxy statement relating to its 2002 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A (the "Company's 2002 Proxy Statement").

ITEM 6.  SELECTED FINANCIAL DATA.

         The following financial information is qualified by reference to, and should be read in conjunction with, the Consolidated Financial Statements of the Company and the notes thereto, as well as Management's Discussion and Analysis of Financial Condition and Results of Operations contained elsewhere herein.

STATEMENT OF OPERATIONS DATA:

                                                                FISCAL YEAR ENDED JUNE 30,
                                               -----------------------------------------------------------
                                                  2002         2001         2000        1999        1998
                                               ---------    ---------    ---------   ---------   ---------
                                                         (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net sales ..................................   $ 145,769    $ 149,499    $ 181,538   $ 187,875   $ 191,546
Cost of goods sold .........................     116,951      122,324      142,909     137,958     142,175
                                               ---------    ---------    ---------   ---------   ---------
Gross profit ...............................      28,818       27,175       38,629      49,917      49,371
Selling, general and administrative expenses      30,130       32,666       36,075      36,512      38,462
Other income ...............................        (193)        --           --          --          --
Interest expense, net ......................       2,049        2,121        2,358       2,360       6,353
                                               ---------    ---------    ---------   ---------   ---------
Income (loss) before income tax provision
(benefit) ..................................      (3,168)      (7,612)         196      11,045       4,556
Income tax provision (benefit) .............        (944)          11            4         200         245
                                               ---------    ---------    ---------   ---------   ---------
Net income (loss) ..........................   $  (2,224)   $  (7,623)   $     192   $  10,845   $   4,311
                                               =========    =========    =========   =========   =========

Basic earnings (loss) per share (1) ........   $   (0.08)   $   (0.28)   $    0.01   $    0.40   $    0.28
                                               =========    =========    =========   =========   =========

Diluted earnings (loss) per share (2) ......   $   (0.08)   $   (0.28)   $    0.01   $    0.40   $    0.28
                                               =========    =========    =========   =========   =========

Weighted average number of common
shares outstanding - basic (3) .............      27,216       27,216       27,174      27,116      15,296
                                               =========    =========    =========   =========   =========
Weighted average number of common and common
equivalent shares outstanding - diluted (3)       27,216       27,216       27,183      27,191      15,296
                                               =========    =========    =========   =========   =========

BALANCE SHEET DATA

                                                             AS OF JUNE 30,
                                       -------------------------------------------------------
                                         2002        2001        2000        1999        1998
                                       -------     -------     -------     -------     -------
Working capital ..................     $12,404     $15,185     $23,891     $29,330     $18,679
Total assets .....................      35,691      44,795      49,045      53,484      39,012
Short-term debt, including current
  portion of long-term debt ......       4,716       6,024       1,000       1,000       1,000
Long-term debt ...................       9,375      10,500      11,500      12,500      13,500
Stockholders' equity .............       8,213      10,679      18,302      17,860       7,015

(1) Computed by dividing the applicable net income by the weighted average number of shares of common stock outstanding during the year.

(2) Computed by dividing the applicable net income by the weighted average number of common shares outstanding and common stock equivalents outstanding during the year.

(3) All share data reflects the 1 for 10 reverse stock split which was effected December 9, 1997 and reflects the retroactive adjustment for the bonus element of the Rights Offering, which was consummated on January 26, 1998.

ITEM 7.  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
         OPERATIONS.

RESULTS OF OPERATIONS

         The following table sets forth, for the years indicated, certain items expressed as a percentage of net sales.

                                                   Fiscal Year Ended June 30,
                                                   --------------------------
                                                  2002        2001        2000
                                                 -----       -----       -----
Net sales                                         100.0%      100.0%      100.0%
Gross profit                                       19.8        18.2        21.3
Selling, general and administrative expenses       20.7        21.9        19.9

Interest expense                                    1.4         1.4         1.3
Net income (loss)                                  (1.5)       (5.1)        0.1

Fiscal 2002 Compared to Fiscal 2001

         Net sales for fiscal 2002 decreased 2.5% or $3.7 million to $145.8 million as compared to $149.5 million for fiscal 2001. The decrease in net sales was primarily due to the decrease in sales of merchandise under the Josephine Chaus label partially offset by the sales to JC Penney under the Chaus & Co label introduced in June 2001 and the private label merchandise introduced in January 2002. Net sales and gross margins were particularly impacted by the adverse retail conditions existing following the events of September 11th.

         Gross profit for fiscal 2002 increased $1.6 million to $28.8 million as compared to $27.2 million for fiscal 2001. As a percentage of sales, gross profit increased to 19.8% for fiscal 2002 from 18.2% for fiscal 2001. The increase in gross profit dollars and gross profit percentage was primarily the result of an increase in the initial markup.

         Selling, general and administrative ("SG&A") expenses decreased by $2.5 million for fiscal 2002 as compared to fiscal 2001. As a percentage of net sales, SG&A expenses were approximately 20.7% in fiscal 2002 as compared to 21.9% in fiscal 2001. The reduction in SG&A expenses resulted from cost savings initiatives commenced during the second quarter of fiscal 2002. The decrease was primarily attributable to a reduction in payroll and payroll related costs ($1.2 million), marketing and advertising expenses ($.7 million) and sample expenses ($.5 million).

         Other income of $0.2 million in fiscal 2002 is comprised of a gain on the sale of equity securities.

         Interest expense decreased by $0.1 million for fiscal 2002 as compared to fiscal 2001. The decrease was due to lower interest rates partially offset by higher bank borrowings.

         Income tax benefit of $0.9 million in fiscal 2002 includes a benefit of $0.2 million for refund claims due to tax law changes and a benefit of $0.7 million related to the elimination of tax liabilities that are no longer required, offset by a provision for state and local taxes of $30,000. The income tax provision in fiscal 2001 of $11,000 relates to state and local taxes.

Fiscal 2001 Compared to Fiscal 2000

         Net sales for fiscal 2001 decreased 17.7% or $32.0 million to $149.5 million as compared to $181.5 million for fiscal 2000. The decrease in net sales was primarily due to a 15.2% decrease in units shipped as a result of the difficult retail environment for women's apparel.

         Gross profit for fiscal 2001 decreased $11.4 million to $27.2 million as compared to $38.6 million for fiscal 2000. As a percentage of sales, gross profit decreased to 18.2% for fiscal 2001 from 21.3% for fiscal 2000. The decrease in gross profit dollars was primarily a result of decreased units shipped. The decrease in gross profit percentage resulted primarily from a decrease in the initial markup.

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

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

General

         Net cash provided by operating activities was $3.2 million for fiscal 2002 as compared to net cash used in operating activities of $6.6 million for fiscal 2001 and net cash provided by operating activities of $4.6 million for fiscal 2000. Net cash provided by operating activities for fiscal 2002 resulted primarily from a decrease in inventory ($5.5 million) and accounts receivable ($3.0 million), partially offset by a decrease in accounts payable ($3.8 million) and the net loss of $2.2 million in fiscal 2002.

         Net cash used in operating activities for fiscal 2001 resulted primarily from the net loss of $7.6 million in fiscal 2001, decreases in accrued expenses ($1.7 million) offset by decreases in inventory ($1.1 million) and increases in accounts payable ($1.0 million).

         Cash used in investing activities was $0.8 million in fiscal 2002 compared to $1.7 million in fiscal 2001. In fiscal 2002 and fiscal 2001 purchases of fixed assets were $0.4 million and $0.9 million, respectively and consisted primarily of purchases of computer hardware and software systems. The Company also incurred capital expenditures for in-store shops of $0.4 million and $0.8 million in fiscal 2002 and 2001, respectively. Cash used in investing activities was $5.3 million in fiscal 2000 which consisted primarily of leasehold improvements and furniture and fixtures for the new 530 Seventh Avenue and 519 Eighth Avenue locations. Additional expenditures included upgrades to the Company's distribution systems, telephone system and PC hardware and software. The Company also incurred expenditures of $0.4 million for in-store shops. In fiscal 2003, the Company anticipates capital expenditures of approximately $0.7 million consisting primarily of Management Information System upgrades.

         Cash used in financing activities for fiscal 2002 resulted from net repayments of $1.4 million for short-term bank borrowings and principal payments of $1.0 million on the term loan. Cash provided by financing activities for fiscal 2001 resulted from net proceeds from short-term bank borrowings of $5.0 million offset by principal payments on the term loan of $1.0 million. Cash used in financing activities in fiscal 2000 consisted of $1.0 million in principal payments on the term loan.

Financing Agreement

         On September 27, 2002, the Company and certain of its subsidiaries entered into a new three-year financing agreement (the "Financing Agreement") with The CIT Group/Commercial Services, Inc. ("CIT"), to replace the former Financing Agreement discussed below. The Financing Agreement provides the Company with a $50.5 million facility comprised of (i) a $40 million revolving line of credit (the "Revolving Facility") with a $25 million sublimit for letters of credit, a $3 million seasonal overadvance and certain other overadvances at the discretion of CIT, and (ii) a $10.5 million term loan (the "Term Loan").

         At the option of the Company, the Revolving Facility and the Term Loan each may bear interest either at the JPMorgan Chase Bank Rate ("Prime Rate") or the London Interbank Offered Rate ("LIBOR"). If the Company chooses the JPMorgan Chase Bank Rate, the interest (i) on the Revolving Facility accrues at a rate of 1/2 of 1% above the Prime Rate for fiscal 2003 and until the first day of the month following delivery of the Company's 2003 financials to the Lender (the "Adjustment Date") and thereafter at a rate ranging from the Prime Rate to 3/4 of 1% above the Prime Rate and (ii) on the Term Loan accrues at a rate of 1% above the Prime Rate for fiscal 2003 and until the Adjustment Date and thereafter at a rate ranging from 1/2 of 1% above the Prime Rate to 1 1/4 % above the Prime Rate. If the Company chooses LIBOR, the interest (i) on the Revolving Facility accrues at a rate of 3 1/4% above LIBOR for fiscal 2003 and until the Adjustment Date and thereafter at a rate ranging from 2 3/4% above LIBOR to 3 1/2% above LIBOR and (ii) on the Term Loan accrues at a rate of 3 3/4% above LIBOR for fiscal 2003 and until the Adjustment Date and thereafter at a rate ranging from 3 1/4% above LIBOR to 4% above LIBOR. All adjustments to interest rates will be determined upon delivery of the Company's 2003 financials to the Lender, based upon the Company's availability under the Revolving Facility and certain fixed charge coverage ratios and leverage ratios.

         On September 27, 2002, the Company borrowed $18.3 million under the Revolving Facility and $10.5 million under the Term Loan. These borrowings were used to pay off the balances under the Former Financing Agreement of $18.3 million and the Former Term Loan of $10.5 million and for working capital purposes. Commencing October 1, 2002, amortization payments in the amount of $375,000 are payable quarterly in arrears in connection with the Term Loan. A balloon payment of $6.0 million is due on September 27, 2005 under the Term Loan. The Company's obligations under the Financing Agreement are secured by a first priority lien on substantially all of the Company's assets, including the Company's accounts receivable, inventory, intangibles, equipment, trademarks and a pledge of the Company's stock interest in its subsidiaries.

         The Financing Agreement contains numerous financial and operational covenants, including limitations on additional indebtedness, liens, dividends, stock repurchases and capital expenditures. In addition, the Company is required to maintain (i) specified levels of tangible net worth, (ii) certain fixed charge coverage ratios, (iii) certain leverage ratios, and (iv) specified levels of minimum borrowing availability under the Revolving Facility. In the event of the early termination by the Company of the Financing Agreement, the Company will be liable for termination fees of (i) (a) $500,000 plus (b) any unpaid portion of the $500,000 in minimum factoring commission fees otherwise due in the first year of the term,, if termination occurs within twelve months of the closing date; or (ii) (a) $350,000 if termination occurs between the thirteenth and the twenty-fourth month from the closing date plus, (b) any unpaid portion of the $250,000 minimum factoring commission fees otherwise due for the first half of the second year of the term , if termination occurs between the thirteenth and eighteenth month from the closing date; or (iii) $150,000 if termination occurs after the twenty-fourth month from the closing date. The Company may prepay at any time, in whole or in part, the Term Loan without penalty. The Financing Agreement expires on September 27, 2005. A fee of $75,000 is payable in September 2002 for the new Financing Agreement.

         On September 27, 2002 the Company also entered into a factoring agreement with CIT. The factoring agreement provides for a factoring commission equal to 4/10 of 1% of the gross face amount of all accounts factored by CIT, plus certain customary charges. The minimum factoring commission fee per year is $500,000. The Factoring Agreement will be terminated after eighteen months provided that there is no event of default under the factoring agreement at such time. In such event, the Company shall pay to CIT a collateral management fee equal to $5,000 a month. Under the agreement, CIT may also require the Company to utilize CIT to continue to perform certain bookkeeping, collection and management services and the Company shall pay CIT an additional fee equal to 1/4 of 1% of the gross face amount of all accounts, with a minimum aggregate commission of $300,000 per annum and a minimum of $1.50 per invoice.

         Until September 27, 2002, the Company had a financing agreement with BNY Financial Corporation, a wholly owned subsidiary of General Motors Acceptance Corp. ("GMAC") (the "Former Financing Agreement"). The Former Financing Agreement consisted of two facilities: (i) the Former Revolving Facility which was a $45.5 million five-year revolving credit line (subject to an asset based borrowing formula) with a $34.0 million sublimit for letters of credit, and (ii) the Former Term Loan which was a $14.5 million term loan facility. Each facility had been amended to extend the maturity date until April 1, 2003. At June 30, 2002 and June 30, 2001, the Company had borrowings of $3.6 million and $5.0 million under the Revolving

Facility and total availability of approximately $6.9 million and $2.5 million (inclusive of over advance availability) under the Former Financing Agreement.

         Interest on the Former Revolving Facility accrued at the greater of (i) 6% or(ii) 1/2 of 1% above the Prime Rate (6.0% at June 30, 2002) and was payable on a monthly basis, in arrears. Interest on the Former Term Loan accrued at an interest rate equal to the greater of (i) 6.0% or (ii) a rate ranging from 1/2 of 1% above the Prime Rate to 1 1/2% above the Prime Rate, which interest rate was determined, from time to time, based upon the Company's availability under the Revolving Facility. The interest rate on the Former Term Loan was 6.0% at June 30, 2002.

         Amortization payments in the amount of $250,000 were payable quarterly in arrears in connection with the Former Term Loan. Sixteen amortization payments had been made resulting in a balance of $10.5 million at June 30, 2002. A balloon payment in the amount of $9.8 million would have been due on April 1, 2003. The Company's obligations under the Former Financing Agreement were secured by a first priority lien on substantially all of the Company's assets, including the Company's accounts receivable, inventory and trademarks.

         The Former Financing Agreement contained financial covenants requiring, among other things, the maintenance of minimum levels of tangible net worth, working capital and minimum permitted profit (maximum permitted loss). The Former Financing Agreement also contained certain restrictive covenants which, among other things, limited the Company's ability to incur additional indebtedness or liens and to pay dividends. A number of amendments to the Former Financing Agreement were entered into to establish covenants and fix the levels of overadvance amounts. In July 2002, the Former Financing Agreement was amended to provide agreed upon levels of overadvance amounts from July 10, 2002 through September 29, 2002.

Future Financing Requirements

         At June 30, 2002, the Company had working capital of $12.4 million as compared with working capital of $15.2 million at June 30, 2001. The Company's business plan requires the availability of sufficient cash flow and borrowing capacity to finance its product lines. The Company expects to satisfy such requirements through cash flow from operations and borrowings under its financing agreements. The Company believes that it has adequate resources to meet its needs for the foreseeable future assuming that it meets its business plan and satisfies the covenants set forth in the new Financing Agreement.

         The foregoing discussion contains forward-looking statements which are based upon current expectations and involve a number of uncertainties, including the Company's ability to maintain its borrowing capabilities under the Financing Agreement, retail market conditions, and consumer acceptance of the Company's products.

Employment and Non-Competition Agreements

         On January 10, 2001, the Company entered into an employment agreement (the "Agreement") with Nicholas DiPaolo. Mr. DiPaolo has been serving as the Company's Vice Chairman and Chief Operating Officer since November 1, 2000, the effective date of the Agreement. The Agreement has a term of approximately three years from the effective date. The compensation package is weighted towards equity, with what the Company believes is a below market salary of $300,000 per year and options entitling Mr. DiPaolo to acquire (x)300,000 shares (the "Sign-On Options") of the Company's common stock which were fully vested upon issuance and (y)3,000,000 shares (the "Put Options") of the Company's common stock, which vest in three equal annual installments upon the anniversaries of the Agreement's effective date. The per share exercise price of the Sign-On Options, which were issued in November 2000 in connection with the commencement of his employment, is $0.50. The per share exercise price of the Put Options, which were issued in January 2001, is $0.375. Each such exercise price was at or above the fair market value of the Company's common stock on the date of issuance. In the event that the Company achieves a cumulative EBITDA target determined by the Company's Board of Directors for the three year period ended June 30, 2003, Mr. DiPaolo shall be entitled to require the Company to purchase his Put Options, for a purchase price equal to $1,125,000, (i.e., the aggregate exercise price of the Put Options). Mr. DiPaolo shall also have such right to require the Company to purchase his then vested Put Options, at a purchase price equal to the aggregate exercise price of such then vested Put Options, in the event there is a "Change In Control" of the Company or his employment is terminated without "Cause" (as such terms are defined in the Agreement).

         In connection with a non-competition agreement with a former executive, Ivy Karkut, who resigned in January 2001, the Company paid $900,000 in equal monthly installments over the 12-month period from January 2001 to January 2002.

INFLATION

         The Company does not believe that the relatively moderate rates of inflation which recently have been experienced in the United States, where it competes, have had a significant effect on its net sales or profitability.

SEASONALITY OF BUSINESS AND FASHION RISK

         The Company's principal products are organized into seasonal lines for resale at the retail level during the Spring, Summer, Fall and Holiday Seasons. Typically, the Company's products are designed as much as one year in advance and manufactured approximately one season in advance of the related retail selling season. Accordingly, the success of the Company's products is often dependent on the ability to successfully anticipate the needs of retail customers and the tastes of the ultimate consumer up to a year prior to the relevant selling season.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         The Company's significant accounting policies are more fully described in Note 2 to the consolidated financial statements. Certain of the Company's accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. These judgments are based on historical experience, observation of trends in the industry, information provided by customers and information available from other outside sources, as appropriate. Significant accounting policies include:

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

         Income Taxes- The Company's results of operations have generated a federal tax net operating loss (NOL) carryforward of approximately $105.1 million as of June 30, 2002. Generally accepted accounting principles require that the Company record a valuation allowance against the deferred tax asset associated with this NOL if it is "more likely than not" that the Company will not be able to utilize it to offset future taxes. Due to the size of the NOL carryforward in relation to the Company's history of unprofitable operations, the Company has not recognized any of this net deferred tax asset. The provision for income taxes primarily relates to state and local taxes. It is possible, however, that the Company could be profitable in the future at levels which cause management to conclude that it is more likely than not that the Company will realize all or a portion of the NOL carryforward. Upon reaching such a conclusion, the Company would record the estimated net realizable value of the deferred tax asset at that time and would then provide for income taxes at a rate equal to our combined federal and state effective rates. Subsequent revisions to the estimated net realizable value of the deferred tax asset could cause the Company's provision for income taxes to vary from period to period, although our cash tax payments would remain unaffected until the benefit of the NOL is utilized.

NEW ACCOUNTING PRONOUNCEMENTS

         In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and other Intangible Assets. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB No. 17, "Intangible Assets". It changes the accounting for goodwill from an amortization method to an impairment only approach. SFAS 142 is effective for the fiscal year beginning July 1, 2002 to all goodwill and other intangible assets recognized in an entity's statement of financial position at that date, regardless of when those assets were initially recognized. The Company has determined that the adoption of this Statement will not have an impact on its consolidated financial statements.

         In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. This Statement is effective for financial statements issued for the fiscal year beginning July 1, 2002. The Company has determined that the adoption of SFAS No. 143 will not have an impact on its consolidated financial statements.

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and provides updated guidance concerning the recognition and measurement of an impairment loss for certain types of long-lived assets. This Statement is effective for financial statements issued for the fiscal year beginning July 1, 2002. The Company has determined that the adoption of SFAS No. 144 will not have an impact on its consolidated financial statements.

         In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections ("SFAS No. 145"). SFAS No. 145 rescinds the provisions of SFAS No. 4 that requires companies to classify certain gains and losses from debt extinguishments as extraordinary items, eliminates the provisions of SFAS No. 44 regarding the Motor Carrier Act of 1980 and amends the provisions of SFAS No. 13 to require that certain lease modifications be treated as sale leaseback transactions. The provisions of SFAS No.145 related to classification of debt extinguishments are effective for fiscal years beginning after May 15, 2002. The provisions of SFAS 145 related to lease modifications are effective for transactions occurring after May 15, 2002. The Company does not expect that the adoption of SFAS No. 145 will have a material impact on its consolidated financial statements.

         In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. This Statement also established that fair value is the objective for initial measurement of the liability. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not expect that the adoption of SFAS No. 146 will have a material impact on its consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Interest Rate Risk- The Company is subject to market risk from exposure to changes in interest rates based primarily on its financing activities. The market risk inherent in the financial instruments represents the potential loss in earnings or cash flows arising from adverse changes in interest rates. These debt obligations with interest rates tied to the prime rate are described in "Liquidity and Capital Resources", as well as Note 6 of the Notes to the Consolidated Financial Statements. The Company manages these exposures through regular operating and financing activities. The Company has not entered into any derivative financial instruments for hedging or other purposes. The following quantitative disclosures are based on the prevailing prime rate. These quantitative disclosures do not represent the maximum possible loss or any expected loss that may occur, since actual results may differ from these estimates.

         At June 30, 2002 and 2001, the carrying amounts of the Company's revolving credit borrowings and term loan approximated fair value. As of June 30, 2002, the Company's revolving credit borrowings under its Former Financing Agreement bore interest at 6.0 percent. As of June 30, 2002, the Company's Former Term Loan bore interest at 6.0 percent. On September 27, 2002, the Company entered into the new Financing Agreement. Interest rates under the new Financing Agreement are discussed above. Under the new Financing Agreement, as of June 30, 2002, a hypothetical immediate 10% adverse change in prime interest rates relating to our revolving credit borrowings and term loan would have a $0.2 million unfavorable impact on our earnings and cash flows over a one-year period.

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

         Information with respect to the directors of the Company is incorporated by reference to the information to be set forth under the heading "Election of Directors" in the Company's 2002 Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION.

         Information called for by Item 11 is incorporated by reference to the information to be set forth under the heading "Executive Compensation" in the Company's 2002 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         Information called for by Item 12 is incorporated by reference to the information to be set forth under the heading "Security Ownership of Certain Beneficial Owners and Management" in the Company's 2002 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Information called for by Item 13 is incorporated by reference to the information to be set forth under the headings "Executive Compensation" and "Certain Transactions" in the Company's 2002 Proxy Statement.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

         (a) Financial Statements and Financial Statement Schedule: See List of Financial Statements and Financial Statement Schedule on page F-1.

         (b) The Company did not file a Form 8-K during the last quarter of its fiscal year ended June 30, 2002.

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

10.83 Employment Agreement dated November 5, 1999 between the Company and Ivy Karkut (incorporated by reference to Exhibit 10.82 of the Company's Form 10-Q for the quarter ended December 31, 1999).

10.84 Lease between the Company and Kaufman Eighth Avenue Associates, dated September 11, 1999 with respect to the Company's technical support facilities at 519 Eighth Avenue, New York City (incorporated by reference to Exhibit 10.84 of the Company's 2000 Form 10-K).

10.85 Amendment dated September 22, 2000 to the Second Restated and Amended Financing Agreement (incorporated by reference to Exhibit 10.85 of the Company's 2000 Form 10-K).

10.86 Resignation and Non-Competition Agreement dated January 4, 2001 between the Company and Ivy Karkut (incorporated by reference to Exhibit 10.86 of the Company's Form 10-Q for the quarter ended December 31, 2000).

10.87 Employment Agreement dated January 10, 2001 between the Company and Nicholas DiPaolo (incorporated by reference to Exhibit 10.87 of the Company's Form 10-Q for the quarter ended December 31, 2000).

10.88 Amendment dated January 19, 2001 to the Second Restated and Amended Financing Agreement (incorporated by reference to Exhibit 10.88 of the Company's Form 10-Q for the quarter ended December 31, 2000).

10.89 Amendment dated April 26, 2001 to the Second Restated and Amended Financing Agreement (incorporated by reference to Exhibit 10.89 of the Company's Form 10-Q for the quarter ended March 31, 2001).

10.90 Lease modification agreement between the Company and Hartz Mountain Industries, Inc., dated August 30, 1999 with respect to the Company's distribution and office facilities in Secaucus, NJ. (incorporated by reference to Exhibit 10.90 of the Company's 2001 Form 10-K).

10.91 Employment Agreement dated June 1, 2001 between the Company and Gregory Mongno. (incorporated by reference to Exhibit 10.91 of the Company's 2001 Form 10-K).

10.92 Amendment dated June 1, 2001 to the Second Restated and Amended Financing Agreement. (incorporated by reference to Exhibit 10.92 of the Company's 2001 Form 10-K).

10.93 Amendment dated August 23, 2001 to the Second Restated and Amended Financing Agreement. (incorporated by reference to Exhibit 10.93 of the Company's 2001 Form 10-K).

10.94 Amendment dated August 28, 2001 to the Second Restated and Amended Financing Agreement. (incorporated by reference to Exhibit 10.94 of the Company's 2001 Form 10-K).

10:95 Amendment dated December 31, 2001 to the Second Restated and Amended Financing Agreement. (incorporated by reference to Exhibit 10.95 of the Company's Form 10-Q for the quarter ended December 31, 2001).

10:96 Amendment dated January 29, 2002 to the Second Restated and Amended Financing Agreement. (incorporated by reference to Exhibit 10.96 of the Company's Form 10-Q for the quarter ended December 31, 2001).

10:97 Amendment dated April 30, 2002 to the Second Restated and Amended Financing Agreement. (incorporated by reference to Exhibit 10.97 of the Company's Form 10-Q for the quarter ended March 31, 2002).

*10:98 Amendment dated July 10, 2002 to the Second Restated and Amended Financing Agreement

*10:99 Amendment dated September 10, 2002 to the Second Restated and Amended Financing Agreement.

*10:100 Financing Agreement between the Company and CIT/Commercial Services, Inc., as Agent, dated September 27, 2002.

*10:101 Factoring Agreement between the Company and CIT/Commercial Services, Inc., dated September 27, 2002.

*21 List of Subsidiaries of the Company (incorporated by reference to Exhibit 21 of the Company's 1998 Form 10-K).

*23      Consent of Deloitte & Touche LLP.

*99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Josephine Chaus.

*99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Barton Heminover.

+ Management agreement or compensatory plan or arrangement required to be filed as an exhibit. * Filed herewith.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on September 27, 2002.

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

SIGNATURE                   TITLE                             DATE
---------                   -----                             ----

/s/ Josephine Chaus         Chairwoman of the Board and       September 27, 2002
------------------------    Chief Executive Officer
Josephine Chaus

/s/ Nicholas DiPaolo        Vice Chairman of the Board and    September 27, 2002
------------------------    Chief Operating Officer
Nicholas DiPaolo

/s/ Barton Heminover        Chief Financial Officer           September 27, 2002
------------------------
Barton Heminover

/s/ Philip G. Barach        Director                          September 27, 2002
------------------------
Philip G. Barach

/s/ S. Lee Kling            Director                          September 27, 2002
------------------------
S. Lee Kling

/s/ Harvey M. Krueger       Director                          September 27, 2002
------------------------
Harvey M. Krueger

                      BERNARD CHAUS, INC. AND SUBSIDIARIES

         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

The following consolidated financial statements of Bernard Chaus, Inc. and subsidiaries are included in Item 8:


Report of Independent Auditors...............................................F-2
Consolidated Balance Sheets-- June 30, 2002 and 2001 ........................F-3
Consolidated Statements of Operations-- Years Ended June 30, 2002, 2001
  and 2000...................................................................F-4
Consolidated Statements of Stockholders' Equity --
  Years Ended June 30, 2002, 2001 and 2000...................................F-5
Consolidated Statements of Cash Flows-- Years Ended June 30, 2002, 2001
  and 2000...................................................................F-6
Notes to Consolidated Financial Statements...................................F-7

The following consolidated financial statement schedule of Bernard Chaus, Inc. and subsidiaries is included in Item 14(a):

Schedule II-- Valuation and Qualifying Accounts..............................S-1

         The other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

                         REPORT OF INDEPENDENT AUDITORS




To the Board of Directors and Stockholders of Bernard Chaus, Inc.
New York, New York


We have audited the accompanying consolidated balance sheets of Bernard Chaus, Inc. and subsidiaries as of June 30, 2002 and June 30, 2001 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended June 30, 2002. Our audits also included the financial statement schedule listed in the Index at item 14(a). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Bernard Chaus, Inc. and subsidiaries at June 30, 2002 and June 30, 2001, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2002 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/S/ Deloitte & Touche LLP

Parsippany, New Jersey
August 28, 2002
(September 27, 2002 as to Note 6)

                      BERNARD CHAUS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
          (In thousands, except number of shares and per share amounts)

                                                                          June 30,     June 30,
                                                                            2002         2001
                                                                          ---------    ---------
ASSETS
Current Assets
  Cash ................................................................   $     150    $     183
  Accounts receivable - net ...........................................      20,586       23,688
  Inventories .........................................................       8,050       13,582
  Prepaid expenses and other current assets ...........................       1,331        1,051
                                                                          ---------    ---------
     Total current assets .............................................      30,117       38,504
Fixed assets - net ....................................................       4,465        5,079
Other assets - net ....................................................       1,109        1,212
                                                                          ---------    ---------
     Total assets .....................................................   $  35,691    $  44,795
                                                                          =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Revolving credit borrowings .........................................   $   3,591    $   5,024
  Accounts payable ....................................................       9,749       13,516
  Accrued expenses ....................................................       3,248        3,779
  Term loan - current .................................................       1,125        1,000
                                                                          ---------    ---------
     Total current liabilities ........................................      17,713       23,319
Deferred rent .........................................................         390          297
Term loan .............................................................       9,375       10,500
                                                                          ---------    ---------
     Total liabilities ................................................      27,478       34,116

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value, authorized shares - 1,000,000; .......        --           --
     outstanding shares - none
Common stock, $.01 par value, authorized shares - 50,000,000;
     issued shares - 27,278,177 at June 30, 2002 and 2001 .............         273          273
Additional paid-in capital ............................................     125,473      125,473
Deficit ...............................................................    (115,811)    (113,587)
Accumulated other comprehensive loss ..................................        (242)        --

Less:  Treasury stock at cost - 62,270 shares at June 30, 2002 and 2001      (1,480)      (1,480)
                                                                          ---------    ---------
     Total stockholders' equity .......................................       8,213       10,679
                                                                          ---------    ---------
          Total liabilities and stockholders' equity ..................   $  35,691    $  44,795
                                                                          =========    =========

          See accompanying notes to consolidated financial statements.

                      BERNARD CHAUS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
          (In thousands, except number of shares and per share amounts)

                                                               Fiscal Year Ended June 30,
                                                      --------------------------------------------
                                                          2002            2001            2000
                                                      ------------    ------------    ------------
Net sales .........................................   $    145,769    $    149,499    $    181,538
Cost of goods sold ................................        116,951         122,324         142,909
                                                      ------------    ------------    ------------

Gross profit ......................................         28,818          27,175          38,629
Selling, general and administrative expenses ......         30,130          32,666          36,075
                                                      ------------    ------------    ------------
Income (loss) from operations .....................         (1,312)         (5,491)          2,554

Other income ......................................           (193)           --              --
Interest expense, net .............................          2,049           2,121           2,358
                                                      ------------    ------------    ------------

Income (loss) before income tax provision (benefit)         (3,168)         (7,612)            196
Income tax provision (benefit) ....................           (944)             11               4
                                                      ------------    ------------    ------------

Net income (loss) .................................   $     (2,224)   $     (7,623)   $        192
                                                      ============    ============    ============

Basic and diluted earnings (loss) per share .......   $      (0.08)   $      (0.28)   $       0.01
                                                      ============    ============    ============

Weighted average number of common shares
    outstanding - basic ...........................     27,216,000      27,216,000      27,174,000
                                                      ============    ============    ============

Weighted average number of common and common
    equivalent shares outstanding - diluted .......     27,216,000      27,216,000      27,183,000
                                                      ============    ============    ============

          See accompanying notes to consolidated financial statements.

                      BERNARD CHAUS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     (In thousands, except number of shares)

                                      Common Stock                                    Treasury Stock
                                -------------------------                         -----------------------
                                                                                                           Accumulated
                                                          Additional                                          Other
                                   Number                  Paid-in                   Number               Comprehensive
                                  of Shares     Amount     Capital      (Deficit)  of Shares    Amount         Loss         Total
                                ----------------------------------------------------------------------------------------------------
Balance at July 1,1999          27,178,177       $272      $125,224    $(106,156)      62,270    $(1,480)       $ -       $17,860

Net income                            -            -           -             192         -           -            -           192

Issuance of restricted stock       100,000          1           249          -           -           -            -           250
                                ----------------------------------------------------------------------------------------------------

Balance at June 30, 2000        27,278,177        273       125,473     (105,964)      62,270     (1,480)         -        18,302

Net loss                              -            -           -          (7,623)        -           -            -        (7,623)
                                ----------------------------------------------------------------------------------------------------

Balance at June 30, 2001        27,278,177        273       125,473     (113,587)      62,270     (1,480)         -        10,679
                                                                                                                          ----------

Minimum pension
  liability adjustment                -            -           -             -           -           -         (242)         (242)

Net loss                              -            -           -          (2,224)        -           -            -        (2,224)
                                                                                                                          ----------

Comprehensive loss                                                                                                         (2,466)
                                ----------------------------------------------------------------------------------------------------

Balance at June 30, 2002        27,278,177       $273     $125,473     $(115,811)      62,270    $(1,480)     $(242)       $8,213
                                ====================================================================================================

          See accompanying notes to consolidated financial statements.

                      BERNARD CHAUS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                     Year Ended June 30,
                                                            -----------------------------------
                                                              2002          2001          2000
                                                            -------       -------       -------
OPERATING ACTIVITIES
Net income (loss) ....................................      $(2,224)      $(7,623)      $   192

Adjustments to reconcile net income (loss) to net cash
      provided by (used in) operating activities:
      Depreciation and amortization ..................        1,608         1,324           533
      Provision for losses on accounts receivable ....           75            75           138
      Stock compensation expense .....................         --            --             250
Changes in operating assets and liabilities:
      Accounts receivable ............................        3,027          (201)        3,056
      Inventories ....................................        5,532         1,139         4,085
      Prepaid expenses and other current assets ......         (360)         (671)          185
      Accounts payable ...............................       (3,767)        1,022        (5,006)
      Accrued expenses and deferred rent .............         (680)       (1,673)        1,125
                                                            -------       -------       -------
Net Cash Provided By (Used In) Operating Activities ..        3,211        (6,608)        4,558
                                                            -------       -------       -------
INVESTING ACTIVITIES
      Purchases of fixed assets ......................         (392)         (889)       (4,902)
      Purchases of other assets ......................         (419)         (790)         (418)
                                                            -------       -------       -------
Net Cash Used In Investing Activities ................         (811)       (1,679)       (5,320)
                                                            -------       -------       -------
FINANCING ACTIVITIES
      Net repayments of short-term bank borrowings ...       (1,433)         --            --
      Net proceeds from short-term bank borrowings ...         --           5,024          --
      Principal payments on term loan ................       (1,000)       (1,000)       (1,000)
                                                            -------       -------       -------
Net Cash (Used In) Provided By Financing Activities ..       (2,433)        4,024        (1,000)
                                                            -------       -------       -------
Decrease in Cash and Cash Equivalents ................          (33)       (4,263)       (1,762)
Cash, Beginning of Year ..............................          183         4,446         6,208
                                                            -------       -------       -------
Cash, End of Year ....................................      $   150       $   183       $ 4,446
                                                            =======       =======       =======
Cash paid for:
      Taxes ..........................................      $    23       $    18       $   168
      Interest .......................................      $ 1,767       $ 1,989       $ 2,149

          See accompanying notes to consolidated financial statements.

                      BERNARD CHAUS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED JUNE 30, 2002, 2001 AND 2000

1.  BUSINESS

         Bernard Chaus, Inc. (the "Company" or "Chaus") designs, arranges for the manufacture of and markets an extensive range of women's career and casual sportswear principally under the JOSEPHINE CHAUS(R) COLLECTION, JOSEPHINE CHAUS(R) STUDIO, JOSEPHINE CHAUS(R) SPORT and CHAUS & CO.(R) trademarks. The Company's products are sold nationwide through department store chains, specialty retailers and other retail outlets.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation:

         The consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany accounts and transactions have been eliminated.

Use of Estimates:

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Earnings Per Share:

         Basic earnings (loss) per share has been computed by dividing the applicable net income (loss) by the weighted average number of common shares outstanding. Diluted earnings per share has been computed by dividing the applicable net income by the weighted average number of common shares outstanding and common share equivalents. Potentially dilutive shares were not included in the calculation of diluted loss per share, as their inclusion would have been antidilutive.

Revenue Recognition:

            The Company recognizes sales upon shipment of products to customers since title passes upon shipment. Provisions for estimated uncollectible accounts, discounts and returns and allowances are provided when sales are recorded based upon historical experience and current trends.

Credit Terms:

           The Company extends credit to its customers based upon an evaluation of the customer's financial condition and credit history and generally does not require collateral. At June 30, 2002 and 2001, approximately 71% of the Company's accounts receivable were due from department store customers owned by three single corporate entities. During the year ended June 30, 2002 ("fiscal 2002"), approximately 70% of the Company's net sales were made to department store customers owned by three single corporate entities, as compared to 77% in fiscal 2001 and 81% in fiscal 2000. Sales to Dillard's Department Stores accounted for 34% of net sales in fiscal 2002, 39% in fiscal 2001 and 42% in fiscal 2000. Sales to the May Department Stores Company accounted for approximately 18% of the Company's net sales in fiscal 2002, 25% in fiscal 2001 and 26% in fiscal 2000. Sales to TJX Companies, Inc. accounted for approximately 18% of net sales in fiscal 2002, 13% in both fiscal years 2001 and 2000 respectively. As a result of the Company's dependence on its major customers, such customers may have the ability to influence the Company's business decisions. The loss of or significant decrease in business from any of its major customers would have a material adverse effect on the Company's financial position and results of operations. In addition, the Company's ability to achieve growth in revenues is dependent, in part, on its ability to identify new distribution channels. As of June 30, 2002 and June 30, 2001, Accounts Receivable was net of allowances of $1.4 million and $1.3 million, respectively.

Advertising Expense:

         Advertising costs are expensed when incurred. Advertising expenses of $.7 million, $1.4 million, and $2.7 million were included in selling, general and administrative expenses for the years ended June 30, 2002, 2001, and 2000, respectively.

Inventories:

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

Other Assets:

         Other assets primarily consist of in-store shop fixtures which are being depreciated using the straight-line method over three years.

Valuation of Long-Lived Assets:

            The Company periodically reviews the carrying value of its long-lived assets for continued appropriateness. This review is based upon projections of anticipated future undiscounted cash flows. As of June 30, 2002, no impairments of long-lived assets have been recognized.

Foreign Currency Transactions:

         The Company negotiates substantially all of its purchase orders with foreign manufacturers in United States dollars. The Company considers the United States dollar to be the functional currency of its overseas subsidiaries. All foreign currency gains and losses are recorded in the Consolidated Statement of Operations.

Fair Value of Financial Instruments:

         For financial instruments, including accounts receivable, accounts payable, revolving credit borrowings and term loans, the carrying amounts approximated fair value due to their short-term maturity or variable interest rate.

Deferred Rent Obligations:

     The Company accounts for rent expense under noncancelable operating leases with scheduled rent increases on a straight-line basis over the lease term. The excess of straight-line rent expense over scheduled payment amounts is recorded as a deferred liability. Deferred rent obligations amounted to $0.4 million and $0.3 million at June 30, 2002 and 2001.

Income Taxes:

         The Company accounts for income taxes under the asset and liability method in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes. Deferred income taxes reflect the future tax consequences of differences between the tax bases of assets and liabilities and their financial reporting amounts at year-end.

New Accounting Pronouncements:

         In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and other Intangible Assets". SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB No. 17, "Intangible Assets". It changes the accounting for goodwill from an amortization method to an impairment only approach. SFAS 142 is effective for the fiscal year beginning July 1, 2002 to all goodwill and other intangible assets recognized in an entity's statement of financial position at that date, regardless of when those assets were initially recognized. The Company has determined that the adoption of this Statement will not have an impact on its consolidated financial statements.

         In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. This Statement is effective for financial statements issued for the fiscal year beginning July 1, 2002. The Company has determined that the adoption of SFAS No. 143 will not have an impact on its consolidated financial statements.

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and provides updated guidance concerning the recognition and measurement of an impairment loss for certain types of long-lived assets. This Statement is effective for financial statements issued for the fiscal year beginning July 1, 2002. The Company has determined that the adoption of SFAS No. 144 will not have an impact on its consolidated financial statements.

        In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections ("SFAS No. 145"). SFAS No. 145 rescinds the provisions of SFAS No. 4 that requires companies to classify certain gains and losses from debt extinguishments as extraordinary items, eliminates the provisions of SFAS No. 44 regarding the Motor Carrier Act of 1980 and amends the provisions of SFAS No. 13 to require that certain lease modifications be treated as sale leaseback transactions. The provisions of SFAS No.145 related to classification of debt extinguishments are effective for fiscal years beginning after May 15, 2002. The provisions of SFAS 145 related to lease modifications are effective for transactions occurring after May 15, 2002. The Company does not expect that the adoption of SFAS No. 145 will have a material impact on its consolidated financial statements.

         In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. This Statement also established that fair value is the objective for initial measurement of the liability. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not expect that the adoption of SFAS No. 146 will have a material impact on its consolidated financial statements.

3.   INVENTORIES

                                          June 30,       June 30,
                                            2002           2001
                                         -----------    ------------
                                               (In thousands)

           Finished goods                    $8,030         $13,316
           Raw materials                         20             266
                                         -----------    ------------
                                             $8,050         $13,582
                                         ===========    ============

Inventories include merchandise in transit (principally finished goods) of approximately $6.7 million at June 30, 2002 and $9.0 million at June 30, 2001.

4.  FIXED ASSETS

                                                     June 30,      June 30,
                                                       2002          2001
                                                    -----------   -----------
                                                          (In thousands)
           Furniture, equipment, computer hardware
           and software                              $ 13,056     $  12,709
           Leasehold improvements                      10,013         9,968
                                                    -----------   -----------
                                                       23,069        22,677
           Less: accumulated depreciation
               and amortization                        18,604        17,598
                                                    -----------   -----------
                                                    $   4,465     $   5,079
                                                    ===========   ===========

5.  INCOME TAXES

The following are the major components of the provision (benefit) for income taxes:

                                    Fiscal Year Ended June 30,

                                  2002          2001         2000
                                -------       -------      -------
              Current:

              Federal ....      $  (974)      $     -      $     -
              State ......           30            11            4
                                -------       -------      -------
                                $  (944)      $    11      $     4
                                =======       =======      =======
              Deferred:

              Federal ....      $     -       $     -      $     -
              State ......            -             -            -
                                -------       -------      -------
                                $  (944)      $    11      $     4
                                =======       =======      =======

Significant components of the Company's net deferred tax assets are as follows:

                                                                           June 30,           June 30,
                                                                             2002               2001
                                                                         -----------        -----------
                                                                                  (In thousands)
Deferred tax assets:
  Net federal, state and local operating loss carryforwards              $    43,300        $    40,900
  Costs capitalized to inventory for tax purposes                                400                700
  Inventory valuation                                                            200                400
  Excess of book over tax depreciation                                         2,400              2,500
  Sales allowances not currently deductible                                    1,000              1,300
  Reserves and other items not currently deductible                              400                800
                                                                         -----------        -----------
                                                                              47,700             46,600
Less: valuation allowance for deferred tax assets                            (47,700)           (46,600)
                                                                         -----------        -----------
  Net deferred tax asset                                                 $         -        $         -
                                                                         ===========        ===========

                                                                                 Fiscal Year Ended June 30,

                                                                           2002            2001            2000
                                                                         --------        --------        --------
                                                                                     (In thousands)
Expense (benefit) for federal income taxes at the statutory
rate of  35.0%                                                           $ (1,109)       $ (2,664)       $     68
Other                                                                         472             326              47
Effects of elimination of tax liabilities no longer required                 (747)              -               -
Effects of unrecognized federal tax loss carryforwards                        667           2,349            (111)
Effects of tax loss carrybacks                                               (227)              -               -
                                                                         --------        --------        --------
Provision (benefit) for income taxes                                     $   (944)       $     11        $      4
                                                                         ========        ========        ========

At June 30, 2002, the Company has a federal net operating loss carryforward for income tax purposes of approximately $105.1 million, which will expire between fiscal 2009 and 2023.

The income tax benefit in the fiscal year ended June 30, 2002 includes a benefit $0.2 million for refund claims due to tax law changes and a benefit of $0.7 million related to the elimination of tax liabilities that are no longer required.

6.   FINANCING AGREEMENTS

         On September 27, 2002, the Company and certain of its subsidiaries entered into a new three-year financing agreement (the "Financing Agreement") with The CIT Group/Commercial Services, Inc. ("CIT"), to replace the former Financing Agreement discussed below. The Financing Agreement provides the Company with a $50.5 million facility comprised of (i) a $40 million revolving line of credit (the "Revolving Facility") with a $25 million sublimit for letters of credit, a $3 million seasonal overadvance and certain other overadvances at the discretion of CIT, and (ii) a $10.5 million term loan (the "Term Loan").

         At the option of the Company, the Revolving Facility and the Term Loan each may bear interest either at the JPMorgan Chase Bank Rate ("Prime Rate") or the London Interbank Offered Rate ("LIBOR"). If the Company chooses the JPMorgan Chase Bank Rate, the interest (i) on the Revolving Facility accrues at a rate of 1/2 of 1% above the Prime Rate for fiscal 2003 and until the first day of the month following delivery of the Company's 2003 financials to the Lender (the "Adjustment Date") and thereafter at a rate ranging from the Prime Rate to 3/4 of 1% above the Prime Rate and (ii) on the Term Loan accrues at a rate of 1% above the Prime Rate for fiscal 2003 and until the Adjustment Date and thereafter at a rate ranging from 1/2 of 1% above the Prime Rate to 1 1/4 % above the Prime Rate. If the Company chooses LIBOR, the interest (i) on the Revolving Facility accrues at a rate of 3 1/4% above LIBOR for fiscal 2003 and until the Adjustment Date and thereafter at a rate ranging from 2 3/4% above

LIBOR to 3 1/2% above LIBOR and (ii) on the Term Loan accrues at a rate of 3 3/4% above LIBOR for fiscal 2003 and until the Adjustment Date and thereafter at a rate ranging from 3 1/4% above LIBOR to 4% above LIBOR. All adjustments to interest rates will be determined upon delivery of the Company's 2003 financials to the Lender, based upon the Company's availability under the Revolving Facility and certain fixed charge coverage ratios and leverage ratios.

         On September 27, 2002, the Company borrowed $18.3 million under the Revolving Facility and $10.5 million under the Term Loan. These borrowings were used to pay off the balances under the Former Financing Agreement of $18.3 million and the Former Term Loan of $10.5 million and for working capital purposes. Commencing October 1, 2002, amortization payments in the amount of $375,000 are payable quarterly in arrears in connection with the Term Loan. A balloon payment of $6.0 million is due on September 27, 2005 under the Term Loan. The Company's obligations under the Financing Agreement are secured by a first priority lien on substantially all of the Company's assets, including the Company's accounts receivable, inventory, intangibles, equipment, trademarks and a pledge of the Company's stock interest in its subsidiaries.

         The Financing Agreement contains numerous financial and operational covenants, including limitations on additional indebtedness, liens, dividends, stock repurchases and capital expenditures. In addition, the Company is required to maintain (i) specified levels of tangible net worth, (ii) certain fixed charge coverage ratios, (iii) certain leverage ratios, and (iv) specified levels of minimum borrowing availability under the Revolving Facility. In the event of the early termination by the Company of the Financing Agreement, the Company will be liable for termination fees of (i) (a) $500,000 plus (b) any unpaid portion of the $500,000 minimum factoring commission fees otherwise due in the first year of the term,, if termination occurs within twelve months of the closing date; or (ii) (a) $350,000 if termination occurs between the thirteenth and the twenty-fourth month from the closing date plus, (b) any unpaid portion of the $250,000 minimum factoring commission fees otherwise due for the first half of the second year of the term, if termination occurs between the thirteenth and eighteenth month from the closing date; or (iii) $150,000 if termination occurs after the twenty-fourth month from the closing date. The Company may prepay at any time, in whole or in part, the Term Loan without penalty. The Financing Agreement expires on September 27, 2005.A fee of $75,000 is payable in September 2002 for the new Financing Agreement.

         On September 27, 2002, the Company also entered into a factoring agreement with CIT. The factoring agreement provides for a factoring commission equal to 4/10 of 1% of the gross face amount of all accounts factored by CIT, plus certain customary charges. The minimum factoring commission fee per year is $500,000. The Factoring Agreement will be terminated after eighteen months provided that there is no event of default under the factoring agreement at such time. In such event, the Company shall pay to CIT a collateral management fee equal to $5,000 a month. Under the agreement, CIT may also require the Company to utilize CIT to continue to perform certain bookkeeping, collection and management services and the Company shall pay CIT an additional fee equal to 1/4 of 1% of the gross face amount of all accounts, with a minimum aggregate commission of $300,000 per annum and a minimum of $1.50 per invoice.

         Until September 27, 2002, the Company had a financing agreement with BNY Financial Corporation, a wholly owned subsidiary of General Motors Acceptance Corp. ("GMAC") (the "Former Financing Agreement"). The Former Financing Agreement consisted of two facilities: (i) the Former Revolving Facility which was a $45.5 million five-year revolving credit line (subject to an asset based borrowing formula) with a $34.0 million sublimit for letters of credit, and (ii) the Former Term Loan which was a $14.5 million term loan facility. Each facility had been amended to extend the maturity date until April 1, 2003. At June 30, 2002 and June 30, 2001, the Company had borrowings of $3.6 million and $5.0 million under the Revolving Facility and total availability of approximately $6.9 million and $2.5 million (inclusive of over advance availability) under the Former Financing Agreement.

         Interest on the Former Revolving Facility accrued at the greater of (i) 6% or (ii) 1/2 of 1% above the Prime Rate (6.0% at June 30, 2002) and was payable on a monthly basis, in arrears. Interest on the Former Term Loan accrued at an interest rate equal to the greater of (i) 6.0% or (ii) a rate ranging from 1/2 of 1% above the Prime Rate to 1 1/2% above the Prime Rate, which interest rate was determined, from time to time, based upon the Company's availability under the Revolving Facility. The interest rate on the Former Term Loan was 6.0% at June 30, 2002.

         Amortization payments in the amount of $250,000 were payable quarterly in arrears in connection with the Former Term Loan. Sixteen amortization payments had been made resulting in a balance of $10.5 million at June 30, 2002. A balloon payment in the amount of $9.8 million would have been due on April 1, 2003. The Company's obligations under the Former Financing Agreement were secured by a first priority lien on substantially all of the Company's assets, including the Company's accounts receivable, inventory and trademarks.

         The Former Financing Agreement contained financial covenants requiring, among other things, the maintenance of minimum levels of tangible net worth, working capital and minimum permitted profit (maximum permitted loss). The Former Financing Agreement also contained certain restrictive covenants which, among other things, limited the Company's ability to incur additional indebtedness or liens and to pay dividends. A number of amendments to the Former Financing Agreement were entered into to establish covenants and fix the levels of overadvance amounts. In July 2002, the Former Financing Agreement was amended to provide agreed upon levels of overadvance amounts from July 10, 2002 through September 29, 2002.

7.  EMPLOYEE BENEFIT PLANS

Pension Plan:

         Pursuant to a collective bargaining agreement, all of the Company's union employees are covered by a defined benefit pension plan. Pension expense amounted to approximately $50,000, $1,000, and $61,000 in fiscal 2002, 2001, and 2000, respectively.

The reconciliation of the funded status of the pension plan as of June 30, 2002 and 2001 is as follows:

                                                   2002        2001
                                                 -------     -------
                                                   (in thousands)
Components of Net Periodic Benefit Costs:
Service Cost                                     $    59     $    50
Interest Cost                                         67          60
Expected Return on Plan Assets                       (76)        (89)
Recognized Net Actuarial Gain                         --         (20)
                                                 -------     -------
Net Periodic Benefit Cost                        $    50     $     1
                                                 -------     -------

Change in Benefit Obligation:
Benefit Obligation at Beginning of Year          $   905     $   797
Service Cost                                          59          50
Interest Cost                                         67          60
Actuarial Gain                                       (23)        (33)
Change in Assumption (Discount Rate)                  69          59
Benefits Paid                                        (28)        (28)
                                                 -------     -------
Benefit Obligation at End of Year                $ 1,049     $   905
                                                 -------     -------

Change in Plan Assets:
Fair Value of Plan Assets at Beginning of Year   $   910     $   971
Actual Loss on Plan Assets                          (100)       (137)
Employer Contribution                               --           108
Benefits Paid                                        (28)        (28)
Expenses Paid                                         (3)         (4)
                                                 -------     -------
Fair Value of Plan Assets at End of Year         $   779     $   910
                                                 -------     -------

Reconciliation of Funded Status at End of Year
Funded Status                                    $  --       $     5
Unrecognized Net Actuarial Loss/(Gain)              (270)         16


Accumulated Other Comprehensive Loss                 242           0
                                                 -------     -------
Prepaid (Accrued) Benefit Cost                   $   (28)    $    21
                                                 -------     -------

Assumptions as of June 30                          2002        2001
                                                 -------     -------
   Discount Rate                                    7.00%       7.50%
   Long Term Rate of Return                         8.50%       8.50%

         As of June 30, 2000 the benefit obligation was approximately $0.8 million and the fair value of plan assets was approximately $1.0 million. The components of net periodic benefit cost was not available for the fiscal year ended June 30, 2000.

SAVINGS PLAN:

         The Company has a savings plan (the "Savings Plan") under which eligible employees may contribute a percentage of their compensation and the Company (subject to certain limitations), until February 2002, matched 50% of the employee's contribution. As of February 2002 the Company discontinued its Company match. The Company contributions are invested in investment funds selected by the participants and are subject to vesting provisions of the Savings Plan. Expense under the Savings Plan was approximately $0.2 million in fiscal 2002, $0.3 million in fiscal 2001 and $0.3 million in fiscal 2000.

8. STOCK BASED COMPENSATION:

         The Company has a Stock Option Plan (the "Option Plan"). Pursuant to the Option Plan, the Company may grant to eligible individuals incentive stock options, as defined in the Internal Revenue Code, and non-incentive stock options. Under the Option Plan, 6,750,000 shares of Common Stock are reserved for issuance. The maximum number of shares that any one Eligible Individual may be granted in respect of options may not exceed 4,000,000 Shares. No stock options may be granted subsequent to October 29, 2007. The exercise price may not be less than 100% of the fair market value on the date of grant for incentive stock options.

         On January 10, 2001, the Company entered into an employment agreement (the "Agreement") with Nicholas DiPaolo. Who has been serving as the Company's Vice Chairman and Chief Operating Officer since November 1, 2000, the effective date of the Agreement. The Agreement has a term of 37 months from the effective date. Under the Agreement on November 1, 2000, Mr. DiPaolo was granted 300,000 fully vested options to purchase common stock of the Company at the fair market value on the date of grant (the "Sign-On Options"). Under the Agreement on January 10, 2001, Mr. DiPaolo was granted 3,000,000 options to purchase common stock of the Company at the fair market value on the date of the grant (the "Put Options"). The exercise price of the Put Options is $0.375. The Put Options vest in three equal annual installments upon the anniversaries of the Agreement's effective date. In the event that the Company achieves a cumulative earnings before income taxes, depreciation and amortization ("EBITDA") target determined by the Company's Board of Directors for the three year period ending June 30, 2003, Mr. DiPaolo shall be entitled to require the Company to purchase his Put Options, for a purchase price equal to $1,125,000, (i.e., the aggregate exercise price of the Put Options). In the event there is a "Change of Control" of the Company or his employment is terminated without "Cause" (as such terms are defined in the Agreement), Mr. DiPaolo shall also have the right to require the Company to purchase his vested Put Options at a purchase price equal to the aggregate exercise price of the vested Put Options.

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

         In August 2002 the Company issued 360,000 options to purchase common stock which have an exercise price equal to the fair market value on the date of the grant.

Information regarding the Company's stock options is summarized below:

                                                                                  Stock Options
                                                       --------------------------------------------------------------------
                                                            Number                  Exercise              Weighted Average
                                                          of Shares                Price Range             Exercise Price
                                                       -----------------    --------------------------    -----------------
Outstanding at June 30, 1999                              1,834,338              $  2.13 - $  3.50            $  2.73
Options granted                                             893,167              $  1.25 - $  3.00            $  2.38
Options canceled                                           (546,195)             $  2.13 - $  3.11            $  2.55
                                                       -----------------

Outstanding at June 30, 2000                              2,181,310              $  1.25 - $  3.50            $  2.63
Options granted                                           3,325,000              $   .38 - $   .69            $   .39
Options canceled                                         (2,166,310)             $   .69 - $  3.50            $  2.61
                                                       -----------------

Outstanding at June 30, 2001                              3,340,000              $   .38 - $  3.50            $   .41
Options granted                                           1,920,401              $   .50 - $   .50            $   .50
Options canceled                                            (29,417)             $   .50 - $  3.11            $   .94
                                                       -----------------

Oustanding at June 30, 2002                               5,230,984              $   .38 - $  3.50            $   .44
                                                       =================    ==========================    =================

The following table summarizes information about the Company's outstanding and exercisable stock options at June 30, 2002:

                                                   Outstanding                                 Exercisable
                                  ----------------------------------------------    ----------------------------------
                                                       Weighted-
                                                         Average      Weighted-                             Weighted-
                                                       Remaining        Average                               Average
                                                     Contractual       Exercise                              Exercise
Range of Exercise Price             Shares           Life (Yrs.)          Price        Shares                   Price
--------------------------------------------------------------------------------    ----------------------------------
$0.38                              3,000,000                3.34          $0.38         1,000,000                $.38
$0.50                              2,195,984                8.32          $0.50           300,000                $.50
$0.69                                 10,000                8.00          $0.69             2,500                $.69
$3.00                                 10,000                7.00          $3.00             5,000               $3.00
$3.11                                 10,000                5.65          $3.11            10,000               $3.11
$3.50                                  5,000                6.00          $3.50             3,750               $3.50
--------------------------------------------------------------------------------    ----------------------------------
                                   5,230,984                5.45           $.44         1,321,250               $0.45
--------------------------------------------------------------------------------    ----------------------------------

         All stock options are granted at fair market value of the Common Stock at grant date. The weighted average fair value of stock options granted during 2002, 2001 and 2000 was $0.42, $0.30 and $1.75 respectively. The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for the grants: risk-free interest rate of 3.36%, 4.38%, and 6.25% in 2002, 2001 and 2000, respectively; expected dividend yield of 0% in 2002, 2001, and 2000; expected life of 2.48, 2.49, and 3.34 years in 2002, 2001 and 2000, respectively; and expected volatility of 180.90%, 159.29%, and 120.55% in 2002, 2001, and 2000, respectively. The outstanding stock options have a weighted average contractual life of 5.45 years, 4.37 years, and 8.53 years in 2002, 2001, and 2000, respectively. The number of stock options exercisable at June 30, 2002, 2001, and 2000 were 1,321,250, 317,500, and
849,000, respectively.

         The Company accounts for the stock option plans in accordance with the Accounting Principles Board Opinion No. 25, under which no compensation cost is recognized for stock option awards. Had compensation cost been determined consistent with Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), the Company's pro forma net
(loss)/income for 2002, 2001 and 2000 would have been ($3,124), ($8,008), and
($1,011) respectively. The Company's pro forma net (loss)/income per share for 2002, 2001 and 2000 would have been ($0.12), ($0.29), and ($0.04), respectively.

9.   WARRANTS

         In October 1997 as part of the Company's Financing Agreement, discussed in Note 6, GMAC was issued 162,500 warrants. As of June 30, 2002 there were 125,000 warrants exercisable at a weighted average exercise price of $3.12 and 37,500 warrants at a weighted average exercise price of $10.63. The warrants expire December 31, 2002.

10.   COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

Lease Obligations:

         The Company leases showroom, distribution and office facilities, and equipment under various noncancellable operating lease agreements which expire through 2009. Rental expense for the years ended June 30, 2002, 2001 and 2000 was approximately $2.6 million, $2.5 million and $2.7 million, respectively.

         The minimum aggregate rental commitments at June 30, 2002 are as follows (in thousands):

            Fiscal year ending:

            2003................................             $  2,488
            2004................................                2,340
            2005................................                1,132
            2006................................                1,132
            2007................................                1,132
            Subsequent to 2007............                      2,233
                                                            ----------
                                                             $ 10,457
                                                            ==========

Letters of Credit:

         The Company was contingently liable under letters of credit issued by banks to cover contractual commitments for merchandise purchases of approximately $9.8 million and $13.1 million at June 30, 2002 and June 30, 2001, respectively.

Non-Competition Agreement:

         In connection with a non-competition agreement with a former executive, Ivy Karkut, who resigned in January 2001, the Company paid $900,000 in equal monthly installments over the 12-month period from January 2001 to January 2002.

Litigation:

         The Company is involved in legal proceedings from time to time arising out of the ordinary conduct of its business. The Company believes that the outcome of these proceedings will not have a material adverse effect on the Company's financial condition or results of operations.

11.      UNAUDITED QUARTERLY RESULTS OF OPERATIONS

Unaudited quarterly financial information for fiscal 2002 and fiscal 2001 is set forth in the table below:

                    (In thousands, except per share amounts)

                                                    First       Second      Third       Fourth
                                                    Quarter     Quarter     Quarter     Quarter
                                                    -------     -------     -------     -------

FISCAL 2002
  Net sales                                         $39,458     $29,964     $43,617     $32,730
  Gross profit                                        8,227       3,003       9,305       8,283
  Net income                                           (582)     (5,338)      1,754       1,942
  Basic and diluted earnings (loss) per share         (0.02)      (0.20)       0.06        0.07

FISCAL 2001
  Net sales                                         $40,677     $30,213     $44,079     $34,530
  Gross profit                                        7,931       5,022       7,699       6,523
  Net income                                           (936)     (3,686)       (952)     (2,049)
  Basic and diluted earnings (loss) per share         (0.03)      (0.14)      (0.03)      (0.08)

The sum of the quarterly net earnings per share amounts may not equal the full-year amount since the computations of the weighted average number of common-equivalent shares outstanding for each quarter and the full year are made independently.

During the fourth quarter for fiscal year 2002, the Company recorded an income tax benefit which represents refund claims of $0.2 million and the elimination of income tax liabilities of $0.7 million that are no longer required.

During the fourth quarter of fiscal 2002 the Company recorded other income of $0.2 million comprised of a gain on the sale of equity securities.

During the fourth quarter for fiscal year 2001, the Company recorded a $0.4 million charge for cost associated with a United States Customs Duty Audit covering a prior five-year period.

                                                                     SCHEDULE II

                       BERNARD CHAUS, INC. & SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
                                 (In thousands)

                                                                        Additions
                                                       Balance at      Charged to
                                                      Beginning of      Costs and                    Balance at End
Description                                               Year          Expenses       Deductions        of Year
Year ended June 30, 2002
  Allowance for doubtful accounts                        $   273         $    75         $     8(1)      $   340

  Reserve for customer allowances and deductions         $ 1,074         $11,248         $11,229(2)      $ 1,093
                                                         -------         -------         -------         -------

Year ended June 30, 2001
  Allowance for doubtful accounts                        $   407         $    75         $   209(1)      $   273
                                                         -------         -------         -------         -------

  Reserve for customer allowances and deductions         $ 2,365         $13,292         $14,583(2)      $ 1,074
                                                         -------         -------         -------         -------

Year ended June 30, 2000
  Allowance for doubtful accounts                        $   366         $   138         $    97(1)      $   407
                                                         -------         -------         -------         -------

  Reserve for customer allowances and deductions         $ 1,245         $17,618         $16,498(2)      $ 2,365
                                                         -------         -------         -------         -------


---------
(1) Uncollectible accounts written off
(2) Allowances charged to reserve and granted to customers