Form 10-Q
period 2002-09-30
CHAUS BERNARD INC
filed 2002-11-05
CIK 793983

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                -----------------

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 5(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.

               For the quarterly period ended SEPTEMBER 30, 2002.

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
--------------------------------------------------------------------------------
   (State or other jurisdiction of                       (I.R.S. employer
    incorporation or organization)                    identification number)


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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   Date                      Class                   Shares Outstanding
-----------   --------------------------------      ---------------------
 10/30/02      Common Stock, $0.01 par value             27,222,007
-----------   --------------------------------      ---------------------

                                      INDEX

PART I   FINANCIAL INFORMATION
------   ---------------------
Item 1.  Condensed Consolidated Financial Statements (Unaudited)                   PAGE

         Condensed Consolidated Balance Sheets as of September 30, 2002,
         June 30, 2002 and September 30, 2001                                        3

         Condensed Consolidated Statements of Operations for the Three
         Months ended September 30, 2002 and 2001                                    4

         Condensed Consolidated Statements of Cash Flows for the Three
         Months ended September 30, 2002 and 2001                                    5

         Notes to Condensed Consolidated Financial Statements                        6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                                  10

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                 15

Item 4.  Controls and Procedures                                                    15

PART II  OTHER INFORMATION
-------  -----------------

Item 6.  Exhibits and Reports on Form 8-K                                           16

SIGNATURES                                                                          16

CERTIFICATIONS                                                                      17

INDEX TO EXHIBITS                                                                   19

PART I -- FINANCIAL INFORMATION
-------------------------------
Item 1.  Financial Statements
-----------------------------

                      BERNARD CHAUS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
          (In thousands, except number of shares and per share amounts)

                                                             September 30,         June 30,         September 30,
                                                                  2002               2002               2001
                                                           -----------------   ---------------    -----------------
                                                               (Unaudited)          ( * )            (Unaudited)
ASSETS
Current Assets
  Cash                                                       $        123        $       150        $       107
  Accounts receivable - net                                        25,880             20,586             35,925
  Inventories                                                      11,002              8,050             18,259
  Prepaid expenses and other current assets                           788              1,331                637
                                                           -----------------   ---------------    -----------------
    Total current assets                                           37,793             30,117             54,928
Fixed assets - net                                                  4,273              4,465              4,936
Other assets - net                                                    731              1,109              1,259
                                                           -----------------   ---------------    -----------------
    Total assets                                             $     42,797        $    35,691        $    61,123
                                                           =================   ===============    =================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Revolving credit borrowings                                $      7,619        $     3,591        $    21,307
  Accounts payable                                                 11,024              9,749             14,358
  Accrued expenses                                                  3,470              3,248              3,795
  Term loan - current                                               1,500              1,125              1,000
                                                           -----------------   ---------------    -----------------
    Total current liabilities                                      23,613             17,713             40,460
Deferred rent                                                         405                390                316
Term loan                                                           9,000              9,375             10,250
                                                           -----------------   ---------------    -----------------
    Total liabilities                                              33,018             27,478             51,026

STOCKHOLDERS' EQUITY
  Preferred stock, $.01 par value,                                     --                 --                 --
    authorized shares - 1,000,000;
    outstanding shares - none
  Common stock, $.01 par value,                                       273                273                273
    authorized shares - 50,000,000; issued shares -
    27,284,277 at September 30, 2002 and 27,278,177
    at June 30, 2002 and September 30, 2001
  Additional paid-in capital                                      125,476            125,473            125,473
  Deficit                                                        (114,248)          (115,811)          (114,169)
  Accumulated other comprehensive loss                               (242)              (242)                --
  Less: Treasury stock at cost -
    62,270 shares at September 30, 2002,
    June 30, 2002 and September 30, 2001                           (1,480)            (1,480)            (1,480)
                                                           -----------------   ---------------    -----------------
  Total stockholders' equity                                        9,779              8,213             10,097
                                                           -----------------   ---------------    -----------------
    Total liabilities and stockholders' equity               $     42,797        $    35,691        $    61,123
                                                           =================   ===============    =================


*Derived from audited financial statements at June 30, 2002.
See accompanying notes to condensed consolidated financial statements.

                      BERNARD CHAUS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
         (In thousands, except number of shares and per share amounts)


                                                           For the Three Months Ended
                                                    ---------------------------------------
                                                      September 30,         September 30,
                                                          2002                   2001
                                                    -----------------     -----------------
                                                                  (Unaudited)
Net sales                                              $   34,791            $   39,458
Cost of goods sold                                         25,334                31,231
                                                    -----------------     -----------------

Gross profit                                                9,457                 8,227
Selling, general and administrative expenses                7,548                 8,245
                                                    -----------------     -----------------
Income (loss) from operations                               1,909                   (18)

Interest expense, net                                         336                    561
                                                    -----------------     -----------------

Income (loss) before income tax provision                   1,573                  (579)
Income tax provision                                           10                     3
                                                    -----------------     -----------------

Net income (loss)                                      $    1,563            $     (582)
                                                    =================     =================

Basic earnings (loss) per share                        $     0.06            $    (0.02)
                                                    =================     =================

Diluted earnings (loss) per share                      $     0.05            $    (0.02)
                                                    =================     =================
Weighted average number of common shares
  outstanding-basic                                    27,222,000            27,216,000
                                                    =================     =================
Weighted average number of common shares
  outstanding-diluted                                  29,502,000            27,216,000
                                                    =================     =================



See accompanying notes to condensed consolidated financial statements

                      BERNARD CHAUS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                  For the Three Months Ended
                                                              -----------------------------------
                                                              September 30,         September 30,
                                                                   2002                  2001
                                                              -------------         -------------
                                                                          (Unaudited)
OPERATING ACTIVITIES
Net income (loss)                                               $   1,563            $     (582)
Adjustments to reconcile net income (loss) to net cash
 used in operating activities:
  Depreciation and amortization                                       393                   362
  Loss on disposal of other assets                                    243                     -
  Provision for losses on accounts receivable                           -                    19
Changes in operating assets and liabilities:
  Accounts receivable                                              (5,294)              (12,256)
  Inventories                                                      (2,952)               (4,677)
  Prepaid expenses and other assets                                   546                   396
  Accounts payable                                                  1,275                   842
  Accrued expenses and deferred rent                                  237                    35
                                                                ---------            ----------
Net Cash Used In Operating Activities                              (3,989)              (15,861)
                                                                ---------            ----------

INVESTING ACTIVITIES
 Purchases of fixed assets                                            (69)                 (101)
 Purchases of other assets                                              -                  (147)
                                                                ---------            ----------
Net Cash Used In Investing Activities                                 (69)                 (248)
                                                                ---------            ----------

FINANCING ACTIVITIES
 Net proceeds from short-term bank borrowings                       4,028                16,283
 Principal payments on term loan                                        -                  (250)
  Net proceeds from exercise of options                                 3                     -
                                                                ---------            ----------
Net Cash Provided By Financing Activities                           4,031                16,033
                                                                ---------            ----------

Decrease in cash                                                      (27)                  (76)
Cash, Beginning of Year                                               150                   183
                                                                ---------            ----------
Cash, End of Year                                               $     123            $      107
                                                                =========            ==========

Cash Paid for:
 Taxes                                                          $       1            $        7
                                                                =========            ==========
 Interest                                                       $     287            $      522
                                                                =========            ==========



See accompanying notes to condensed consolidated financial statements.

                      BERNARD CHAUS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
          Three Months Ended September 30, 2002 and September 30, 2001

1.   Summary of Significant Accounting Policies

         Basis of Presentation: The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("generally accepted accounting principles") for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant intercompany balances and transactions were eliminated. Operating results for the quarter ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending June 30, 2003 or any other period. The balance sheet at June 30, 2002 has been derived from the audited financial statements at that date. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2002.

         Earnings (loss) Per Share: Basic earnings (loss) per share have been computed by dividing the applicable net income (loss) by the weighted average number of common shares outstanding. Diluted earnings per share has been computed for the three months ended September 30, 2002 by dividing the applicable net income by the weighted average number of common shares outstanding and common equivalents. Potentially dilutive shares were not included in the calculation of diluted loss per share for the three months ended September 30, 2001, as their inclusion would have been antidilutive.

         New Accounting Pronouncements: In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and other Intangible Assets. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB No. 17, "Intangible Assets". It changes the accounting for goodwill from an amortization method to an impairment only approach. SFAS 142 is effective for the fiscal year beginning July 1, 2002 to all goodwill and other intangible assets recognized in an entity's statement of financial position at that date, regardless of when those assets were initially recognized. The adoption of this Statement did not have an impact on the consolidated financial statements.

         In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. This Statement is effective for financial statements issued for the fiscal year beginning July 1, 2002. The adoption of SFAS No. 143 did not have an impact on the consolidated financial statements.

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for

                      BERNARD CHAUS, INC. AND SUBSIDIARIES


Long-Lived Assets to Be Disposed Of" and provides updated guidance concerning the recognition and measurement of an impairment loss for certain types of long-lived assets. This Statement is effective for financial statements issued for the fiscal year beginning July 1, 2002. The adoption of SFAS No. 144 did not have an impact on the consolidated financial statements.

         In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections ("SFAS No. 145")". SFAS No. 145 rescinds the provisions of SFAS No. 4 that requires companies to classify certain gains and losses from debt extinguishments as extraordinary items, eliminates the provisions of SFAS No. 44 regarding the Motor Carrier Act of 1980 and amends the provisions of SFAS No. 13 to require that certain lease modifications be treated as sale leaseback transactions. The provisions of SFAS No.145 related to classification of debt extinguishments are effective for fiscal years beginning after May 15, 2002. The provisions of SFAS 145 related to lease modifications are effective for transactions occurring after May 15, 2002. The adoption of SFAS No. 145 did not have an impact on the consolidated financial statements.

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


2.   Inventories

         Inventories (principally finished goods) are stated at the lower of cost, using the first-in first-out (FIFO) method, or market. Included in inventories is merchandise in transit of approximately $5.4 million at September 30, 2002, $6.7 million at June 30, 2002 and $8.3 million at September 30, 2001.


3.   Financing Agreement

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

         At the option of the Company, the Revolving Facility and the Term Loan each may bear interest either at the JPMorgan Chase Bank Rate ("Prime Rate") or the London Interbank Offered Rate ("LIBOR"). If the Company chooses the JPMorgan Chase Bank Rate, the interest (i) on the Revolving Facility accrues at a rate of 1/2 of 1% above the Prime Rate for fiscal 2003 and until the first day of the month following delivery of the Company's 2003 financials to the Lender (the "Adjustment Date") and thereafter at a rate ranging from the Prime Rate to 3/4 of 1% above the Prime Rate and (ii) on the Term Loan accrues at a rate of 1% above the Prime Rate for

                      BERNARD CHAUS, INC. AND SUBSIDIARIES

fiscal 2003 and until the Adjustment Date and thereafter at a rate ranging from 1/2 of 1% above the Prime Rate to 1 1/4 % above the Prime Rate. If the Company chooses LIBOR, the interest (i) on the Revolving Facility accrues at a rate of 3 1/4% above LIBOR for fiscal 2003 and until the Adjustment Date and thereafter at a rate ranging from 2 3/4% above LIBOR to 3 1/2% above LIBOR and (ii) on the Term Loan accrues at a rate of 3 3/4% above LIBOR for fiscal 2003 and until the Adjustment Date and thereafter at a rate ranging from 3 1/4% above LIBOR to 4% above LIBOR. All adjustments to interest rates will be determined upon delivery of the Company's 2003 financials to the Lender, based upon the Company's availability under the Revolving Facility and certain fixed charge coverage ratios and leverage ratios. The interest rate as of September 30, 2002 on the Revolving Facility was 5.25% and on the Term Loan was 5.75%.

         On September 27, 2002, the Company borrowed $18.3 million under the Revolving Facility and $10.5 million under the Term Loan. These borrowings were used to pay off the balances under the Former Financing Agreement of $18.3 million and the Former Term Loan of $10.5 million. Commencing October 1, 2002, amortization payments in the amount of $375,000 are payable quarterly in arrears in connection with the Term Loan. A balloon payment of $6.0 million is due on September 27, 2005 under the Term Loan. The Company's obligations under the Financing Agreement are secured by a first priority lien on substantially all of the Company's assets, including the Company's accounts receivable, inventory, intangibles, equipment, trademarks and a pledge of the Company's stock interest in its subsidiaries.

         The Financing Agreement contains numerous financial and operational covenants, including limitations on additional indebtedness, liens, dividends, stock repurchases and capital expenditures. In addition, the Company is required to maintain (i) specified levels of tangible net worth, (ii) certain fixed charge coverage ratios, (iii) certain leverage ratios, and (iv) specified levels of minimum borrowing availability under the Revolving Facility. In the event of the early termination by the Company of the Financing Agreement, the Company will be liable for termination fees of (i) (a) $500,000 plus (b) any unpaid portion of the $500,000 in minimum factoring commission fees otherwise due in the first year of the term, if termination occurs within twelve months of the closing date; or (ii) (a) $350,000 if termination occurs between the thirteenth and the twenty-fourth month from the closing date plus, (b) any unpaid portion of the $250,000 minimum factoring commission fees otherwise due for the first half of the second year of the term , if termination occurs between the thirteenth and eighteenth month from the closing date; or (iii) $150,000 if termination occurs after the twenty-fourth month from the closing date. The Company may prepay at any time, in whole or in part, the Term Loan without penalty. The Financing Agreement expires on September 27, 2005. A fee of $125,000 was paid in connection with the new Financing Agreement.

         On September 27, 2002 the Company also entered into a factoring agreement with CIT. The factoring agreement provides for a factoring commission equal to 4/10 of 1% of the gross face amount of all accounts factored by CIT, plus certain customary charges. The minimum factoring commission fee per year is $500,000. The Factoring Agreement will be terminated after eighteen months provided that there is no event of default under the factoring agreement at such time. In the event the Factoring Agreement is terminated, the Company shall pay to CIT a collateral management fee equal to $5,000 a month through September 27, 2005. Under the agreement, CIT may also require the Company to utilize CIT to continue to perform certain bookkeeping, collection and management services and the Company shall pay CIT an additional fee equal to 1/4 of 1% of the gross face amount of all accounts receivable, with a minimum aggregate commission of $300,000 per annum and a minimum of $1.50 per invoice.

         On September 30, 2002, the Company had revolving credit borrowings of $7.6 million and $11.0 million of outstanding letters of credit under the Revolving Facility and total availability of approximately $9.0 million under the new Financing Agreement.

                      BERNARD CHAUS, INC. AND SUBSIDIARIES

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

         Interest on the Former Revolving Facility accrued at the greater of (i) 6% or (ii) 1/2 of 1% above the Prime Rate and was payable on a monthly basis, in arrears. Interest on the Former Term Loan accrued at an interest rate equal to the greater of (i) 6.0% or (ii) a rate ranging from 1/2 of 1% above the Prime Rate to 1 1/2% above the Prime Rate, which interest rate was determined, from time to time, based upon the Company's availability under the Revolving Facility.

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

                      BERNARD CHAUS, INC. AND SUBSIDIARIES


Item 2. Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
        of Operations
        -------------

Results of Operations
---------------------

         Net sales for the quarter ended September 30, 2002 decreased by 11.8 % or $4.7 million to $34.8 million from $39.5 million for the quarter ended September 30, 2001. The decrease in net sales for the quarter was primarily due to the decrease in the average selling price of 15.4% as a result of the product mix and lower standard selling prices. The Company's ability to lower its standard selling price was due to reduced costs. The ongoing difficult women's retail environment continues to adversely impact the Company's net sales.

         Gross profit for the quarter ended September 30, 2002 increased $1.2 million to $9.4 million as compared to $8.2 million for the quarter ended September 30, 2001. As a percentage of net sales, gross profit increased to 27.2% for the quarter ended September 30, 2002 from 20.9% for the quarter ended September 30, 2001. The increase in gross profit and gross profit percentage for the quarter was primarily a result of an increase in the initial markup and the reduction of excess inventory.

         Selling, general and administrative ("SG&A") expenses decreased by $.7 million to $7.5 million for the quarter ended September 30, 2002 from $8.2 million for the quarter ended September 30, 2001. The decrease was primarily due to a decrease in payroll and payroll related expenses ($0.8 million) partially offset by a write-off of store fixtures ($0.2 million). SG&A expenses as a percentage of net sales increased to 21.7% for the quarter ended September 30, 2002 compared to 20.9% for the quarter ended September 30, 2001. The increase in SG&A expenses as a percentage of net sales was due to the decrease in sales volume, which reduced the Company's leverage on SG&A expenses.

         Interest expense was lower for fiscal 2003 as compared to fiscal 2002 due to decreased revolving credit borrowings and lower interest rates.

         The provision for income taxes for the three months ended September 30, 2002 and 2001 reflects a provision for state and local taxes. See discussion below under Critical Accounting Policies and Estimates regarding income taxes and the Company's federal net operating loss carryforwards.

Financial Position, Liquidity and Capital Resources
---------------------------------------------------

General

         Net cash used in operating activities was $4.0 million for the quarter ended September 30, 2002 as compared to cash used in operating activities of $15.9 million for the quarter ended September 30, 2001. Cash used in operating activities for fiscal 2003 resulted primarily from an increase in accounts receivable ($5.3 million), an increase in inventory ($3.0 million) partially offset by an increase in accounts payable ($1.3 million) and net income for the quarter of $1.6 million.

         Cash used in investing activities in the quarter ended September 30, 2002 was for capital expenditures of $0.1 million compared to $0.2 million in the previous year. The capital expenditures for the quarter ended September 30, 2002 consisted of $0.1 million primarily for management information system upgrades. The Company anticipates additional capital expenditures of approximately $0.6 million for the remainder of fiscal year 2003.

                      BERNARD CHAUS, INC. AND SUBSIDIARIES

         Net cash provided by financing activities was $4.0 million in fiscal 2003 as the result of net proceeds from short-term borrowings. Net cash provided by financing activities for fiscal 2002 was $16.0 million as the result of net proceeds from short-term borrowings of $16.3 million partially offset by a principle payment on the Term Loan of $250,000.

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

         At the option of the Company, the Revolving Facility and the Term Loan each may bear interest either at the JPMorgan Chase Bank Rate ("Prime Rate") or the London Interbank Offered Rate ("LIBOR"). If the Company chooses the JPMorgan Chase Bank Rate, the interest (i) on the Revolving Facility accrues at a rate of 1/2 of 1% above the Prime Rate for fiscal 2003 and until the first day of the month following delivery of the Company's 2003 financials to the Lender (the "Adjustment Date") and thereafter at a rate ranging from the Prime Rate to 3/4 of 1% above the Prime Rate and (ii) on the Term Loan accrues at a rate of 1% above the Prime Rate for fiscal 2003 and until the Adjustment Date and thereafter at a rate ranging from 1/2 of 1% above the Prime Rate to 1 1/4 % above the Prime Rate. If the Company chooses LIBOR, the interest (i) on the Revolving Facility accrues at a rate of 3 1/4% above LIBOR for fiscal 2003 and until the Adjustment Date and thereafter at a rate ranging from 2 3/4% above LIBOR to 3 1/2% above LIBOR and (ii) on the Term Loan accrues at a rate of 3 3/4% above LIBOR for fiscal 2003 and until the Adjustment Date and thereafter at a rate ranging from 3 1/4% above LIBOR to 4% above LIBOR. All adjustments to interest rates will be determined upon delivery of the Company's 2003 financials to the Lender, based upon the Company's availability under the Revolving Facility and certain fixed charge coverage ratios and leverage ratios. The interest rate as of September 30, 2002 on the Revolving Facility was 5.25% and on the Term Loan was 5.75%.

         On September 27, 2002, the Company borrowed $18.3 million under the Revolving Facility and $10.5 million under the Term Loan. These borrowings were used to pay off the balances under the Former Financing Agreement of $18.3 million and the Former Term Loan of $10.5 million. Commencing October 1, 2002, amortization payments in the amount of $375,000 are payable quarterly in arrears in connection with the Term Loan. A balloon payment of $6.0 million is due on September 27, 2005 under the Term Loan. The Company's obligations under the Financing Agreement are secured by a first priority lien on substantially all of the Company's assets, including the Company's accounts receivable, inventory, intangibles, equipment, trademarks and a pledge of the Company's stock interest in its subsidiaries.

         The Financing Agreement contains numerous financial and operational covenants, including limitations on additional indebtedness, liens, dividends, stock repurchases and capital expenditures. In addition, the Company is required to maintain (i) specified levels of tangible net worth, (ii) certain fixed charge coverage ratios, (iii) certain leverage ratios, and (iv) specified levels of minimum borrowing availability under the Revolving Facility. In the event of the early termination by the Company of the Financing Agreement, the Company will be liable for termination fees of (i) (a) $500,000 plus (b) any unpaid portion of the $500,000 in minimum factoring commission fees otherwise due in the first year of the term, if termination occurs within twelve months of the closing date; or

                      BERNARD CHAUS, INC. AND SUBSIDIARIES

(ii) (a) $350,000 if termination occurs between the thirteenth and the twenty-fourth month from the closing date plus, (b) any unpaid portion of the $250,000 minimum factoring commission fees otherwise due for the first half of the second year of the term , if termination occurs between the thirteenth and eighteenth month from the closing date; or (iii) $150,000 if termination occurs after the twenty-fourth month from the closing date. The Company may prepay at any time, in whole or in part, the Term Loan without penalty. The Financing Agreement expires on September 27, 2005. A fee of $125,000 was paid in connection with the new Financing Agreement.

         On September 27, 2002 the Company also entered into a factoring agreement with CIT. The factoring agreement provides for a factoring commission equal to 4/10 of 1% of the gross face amount of all accounts factored by CIT, plus certain customary charges. The minimum factoring commission fee per year is 500,000. The Factoring Agreement will be terminated after eighteen months provided that there is no event of default under the factoring agreement at such time. In the event the Factoring Agreement is terminated, the Company shall pay to CIT a collateral management fee equal to $5,000 a month through September 27, 2005. Under the agreement, CIT may also require the Company to utilize CIT to continue to perform certain bookkeeping, collection and management services and the Company shall pay CIT an additional fee equal to 1/4 of 1% of the gross face amount of all accounts receivable, with a minimum aggregate commission of $300,000 per annum and a minimum of $1.50 per invoice.

         On September 30, 2002, the Company had revolving credit borrowings of $7.6 million and $11.0 million of outstanding letters of credit under the Revolving Facility and total availability of approximately $9.0 million under the new Financing Agreement.

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

         Interest on the Former Revolving Facility accrued at the greater of (i) 6% or (ii) 1/2 of 1% above the Prime Rate and was payable on a monthly basis, in arrears. Interest on the Former Term Loan accrued at an interest rate equal to the greater of (i) 6.0% or (ii) a rate ranging from 1/2 of 1% above the Prime Rate to 1 1/2% above the Prime Rate, which interest rate was determined, from time to time, based upon the Company's availability under the Revolving Facility.

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

Future Financing Requirements

         At September 30, 2002, the Company had working capital of $14.2 million as compared with working capital of $14.5 million at September 30, 2001. The Company had revolving credit borrowings of $7.6 million and outstanding letters of credit of $11.0 million at September 30, 2002 as compared with revolving credit borrowings

                      BERNARD CHAUS, INC. AND SUBSIDIARIES

of $21.3 million and outstanding letters of credit of $15.8 million at September 30, 2001. The decrease in revolving credit borrowings was primarily a result of the Company's decrease in accounts receivable of $10.0 million, and the decrease in inventory of $7.3 million partially offset by a decrease in accounts payable of $3.3 million. The Company's business plan requires the availability of sufficient cash flow and borrowing capacity to finance its product lines. The Company expects to satisfy such requirements through cash flow from operations and borrowings under the Financing Agreement. The Company believes that it has adequate resources to meet its needs for the foreseeable future assuming that it meets its business plan and satisfies the covenants set forth in the new Financing Agreement.

         The foregoing discussion contains forward-looking statements which are based upon current expectations and involve a number of uncertainties, including, but not limited to, the Company's ability to comply with the financial covenants and adequacy of borrowing base in accordance with the Financing Agreement, the Company's ability to maintain its borrowing capabilities under the Financing Agreement, and retail market conditions and consumer acceptance of the Company's products.

New Accounting Pronouncements

         In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and other Intangible Assets". SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB No. 17, "Intangible Assets". It changes the accounting for goodwill from an amortization method to an impairment only approach. SFAS 142 is effective for the fiscal year beginning July 1, 2002 to all goodwill and other intangible assets recognized in an entity's statement of financial position at that date, regardless of when those assets were initially recognized. The adoption of this Statement did not have an impact on the consolidated financial statements.

         In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. This Statement is effective for financial statements issued for the fiscal year beginning July 1, 2002. The adoption of SFAS No. 143 did not have an impact on the consolidated financial statements.

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and provides updated guidance concerning the recognition and measurement of an impairment loss for certain types of long-lived assets. This Statement is effective for financial statements issued for the fiscal year beginning July 1, 2002. The adoption of SFAS No. 144 did not have an impact on the consolidated financial statements.

         In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections ("SFAS No. 145")". SFAS No. 145 rescinds the provisions of SFAS No. 4 that requires companies to classify certain gains and losses from debt extinguishments as extraordinary items, eliminates the provisions of SFAS No. 44 regarding the Motor Carrier Act of 1980 and amends the provisions of SFAS No. 13 to require that certain lease modifications be treated as sale leaseback

                      BERNARD CHAUS, INC. AND SUBSIDIARIES

transactions. The provisions of SFAS No.145 related to classification of debt extinguishments are effective for fiscal years beginning after May 15, 2002. The provisions of SFAS 145 related to lease modifications are effective for transactions occurring after May 15, 2002. The adoption of SFAS No. 145 did not have an impact on the consolidated financial statements.

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

Critical Accounting Policies and Estimates

         The Company's significant accounting policies are more fully described in Note 1 to the consolidated financial statements, included in the Company's annual report on form 10k for the year ended June 30, 2002. Certain of the Company's accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. These judgments are based on historical experience, observation of trends in the industry, information provided by customers and information available from other outside sources, as appropriate. Significant accounting policies include:

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

                      BERNARD CHAUS, INC. AND SUBSIDIARIES

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


Item 3. Quantitative and Qualitative Disclosures About Market Risk.
------------------------------------------------------------------

         Interest Rate Risk- The Company is subject to market risk from exposure to changes in interest rates based primarily on its financing activities. The market risk inherent in the financial instruments represents the potential loss in earnings or cash flows arising from adverse changes in interest rates. These debt obligations with interest rates tied to the prime rate and/or
LIBOR described in "Liquidity and Capital Resources", as well as Note 3 of the Notes to the Condensed Consolidated Financial Statements. The Company manages these exposures through regular operating and financing activities. The Company has not entered into any derivative financial instruments for hedging or other purposes. The following quantitative disclosures are based on the prevailing prime rate. These quantitative disclosures do not represent the maximum possible loss or any expected loss that may occur, since actual results may differ from these estimates.

         At September 30, 2002 and 2001, the carrying amounts of the Company's revolving credit borrowings and term loan approximated fair value. As of September 30, 2002, the Company's revolving credit borrowings under the Financing Agreement bore interest at 5.25%. As of September 30, 2002, the Company's Term Loan bore interest at 5.75%. Under the Financing Agreement, as of September 30, 2002, a hypothetical immediate 10% adverse change in prime interest rates relating to our revolving credit borrowings and term loan would have a $0.2 million unfavorable impact on our earnings and cash flows over a one-year period.

Item 4. Controls and Procedures.
-------------------------------

         Within the 90 days prior to the date of this Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's President and Chief Executive Officer along with the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company's President and Chief Executive Officer along with the Company's Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings. There have been no significant changes in the Company's internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

                      BERNARD CHAUS, INC. AND SUBSIDIARIES


PART II - OTHER INFORMATION
---------------------------

Item 6.  Exhibits and Reports on Form 8-K.
-----------------------------------------

         (a) Exhibits.

             Exhibit 99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

             Exhibit 99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b) The Company filed no reports on Form 8-K during the quarter ended September 30, 2002.


SIGNATURES
----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           BERNARD CHAUS, INC.
                           (Registrant)




Date: November 5, 2002     By: /s/ Josephine Chaus
                               -------------------
                           JOSEPHINE CHAUS
                           Chairwoman of the Board, and
                           Chief Executive Officer


Date: November 5, 2002     By: /s/ Nicholas DiPaolo
                               --------------------
                           NICHOLAS DIPAOLO
                           Vice Chairman of the Board, and
                           Chief Operating Officer


Date: November 5, 2002     By: /s/ Barton Heminover
                               --------------------
                           BARTON HEMINOVER
                           Chief Financial Officer

                      BERNARD CHAUS, INC. AND SUBSIDIARIES

                                 CERTIFICATIONS

I, Josephine Chaus, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Bernard Chaus, Inc. (the "Company") for the fiscal quarter ended September 30, 2002 (this "Report");

     2. Based on my knowledge, this Report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Report;

     3. Based on my knowledge, the financial statements, and other financial information included in this Report, fairly present in all material respects the financial condition and results of operations and cash flows of the Company as of, and for, the periods presented in this Report;

     4. The Company's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Report is being prepared;

          (b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Report (the "Evaluation Date"); and

          (c) presented in this Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The Company's other certifying officers and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of the Company's board of directors (or persons performing the equivalent functions):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize, and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

     6. The Company's other certifying officers and I have indicated in this Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 5, 2002
                             /s/ Josephine Chaus
                             -------------------------------------
                             Josephine Chaus
                             Chairwoman of the Board and Chief Executive Officer

                      BERNARD CHAUS, INC. AND SUBSIDIARIES


I, Barton Heminover, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Bernard Chaus, Inc. (the "Company") for the fiscal quarter ended September 30, 2002 (this "Report");

     2. Based on my knowledge, this Report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Report;

     3. Based on my knowledge, the financial statements, and other financial information included in this Report, fairly present in all material respects the financial condition and results of operations and cash flows of the Company as of, and for, the periods presented in this Report;

     4. The Company's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Report is being prepared;

          (b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Report (the "Evaluation Date"); and

          (c) presented in this Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The Company's other certifying officers and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of the Company's board of directors (or persons performing the equivalent functions):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize, and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

     6. The Company's other certifying officers and I have indicated in this Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 5, 2002
                                                /s/ Barton Heminover
                                                --------------------------------
                                                Barton Heminover
                                                Chief Financial Officer

                      BERNARD CHAUS, INC. AND SUBSIDIARIES

                                INDEX TO EXHIBITS

EXHIBIT NUMBER                       EXHIBIT TITLE
--------------   ------------------------------------------------------------

     99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002