Form 10-Q
period 2002-12-31
CHAUS BERNARD INC
filed 2003-02-14
CIK 793983

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 5(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934.

                For the quarterly period ended DECEMBER 31, 2002.

                                       OR

    [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934.

    For the transition period from __________________ to __________________.

                          Commission file number 1-9169

                               BERNARD CHAUS, INC.

             (Exact Name of Registrant as Specified in its Charter)

          New York                                        13-2807386
(State or other jurisdiction of                       (I.R.S. employer
 incorporation or organization)                     identification number)


    530 Seventh Avenue, New York, New York                     10018
   ------------------------------------------------------------------------
   (Address of Principal Executive Offices)                  (Zip Code)

        Registrant's telephone number, including area code    (212) 354-1280
                                                            ----------------

   -------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days   Yes X   No   .
                                              ---    ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    Date                          Class                      Shares Outstanding
  ---------            -----------------------------         ------------------

   2/13/03             Common Stock, $0.01 par value            27,322,007
  ---------            -----------------------------         ----------------

                                      INDEX

PART I   FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements (Unaudited)       PAGE

         Condensed Consolidated Balance Sheets as of
         December 31, 2002, June 30, 2002 and
         December 31, 2001                                                  3

         Condensed Consolidated Statements of Operations for the
         Quarters and Six Months ended December 31, 2002 and 2001           4

         Condensed Consolidated Statements of Cash Flows for the
         Six Months ended December 31, 2002 and 2001                        5

         Notes to Condensed Consolidated Financial Statements               6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                               12

Item 3.  Quantitative and Qualitative Disclosures About Market Risk        19

Item 4.  Controls and Procedures                                           19

PART II  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders               20

Item 6.  Exhibits and Reports on Form 8-K                                  21


SIGNATURES                                                                 21

CERTIFICATIONS                                                             22

INDEX TO EXHIBITS                                                          24

PART I -- FINANCIAL INFORMATION
Item 1.  Financial Statements

                      BERNARD CHAUS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
          (In thousands, except number of shares and per share amounts)

                                                            December 31,     June 30,  December 31,
                                                                2002          2002        2001
                                                            ------------    ---------  ----------
                                                            (Unaudited)      ( * )     (Unaudited)
ASSETS
Current Assets
     Cash                                                     $     836    $     150    $     159
     Accounts receivable - net                                   18,134       20,586       19,601
     Inventories                                                 10,049        8,050       12,928
     Prepaid expenses and other current assets                      932        1,331          799
                                                              ---------    ---------    ---------
         Total current assets                                    29,951       30,117       33,487
Fixed assets - net                                                4,103        4,465        4,773
Other assets - net                                                  633        1,109        1,276
Goodwill                                                          1,270         --           --
                                                              ---------    ---------    ---------
          Total assets                                        $  35,957    $  35,691    $  39,536
                                                              =========    =========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
     Revolving credit borrowings                              $    --      $   3,591    $   6,660
     Accounts payable                                             9,878        9,749       13,412
     Accrued expenses                                             4,706        3,248        3,355
     Term loan - current                                          1,500        1,125        1,000
                                                              ---------    ---------    ---------
          Total current liabilities                              16,084       17,713       24,427
Deferred rent                                                       421          390          350
Term loan                                                         8,625        9,375       10,000
                                                              ---------    ---------    ---------
          Total liabilities                                      25,130       27,478       34,777
STOCKHOLDERS' EQUITY
     Preferred stock, $.01 par value,                              --           --           --
          authorized shares - 1,000,000;
          outstanding shares - none
     Common stock, $.01 par value,                                  274          273          273
          authorized shares - 50,000,000; issued shares -
          27,384,277 at December 31, 2002 and
          27,278,177 at June 30, 2002 and December 31, 2001
     Additional paid-in capital                                 125,943      125,473      125,473
     Deficit                                                   (113,668)    (115,811)    (119,507)
    Accumulated other comprehensive loss                           (242)        (242)        --
     Less:  Treasury stock at cost -
          62,270 shares at December 31, 2002, June
          30, 2002 and December 31, 2001                         (1,480)      (1,480)      (1,480)
                                                              ---------    ---------    ---------
     Total stockholders' equity                                  10,827        8,213        4,759
                                                              ---------    ---------    ---------
          Total liabilities and stockholders' equity          $  35,957    $  35,691    $  39,536
                                                              =========    =========    =========

*Derived from audited financial statements at June 30, 2002.
See accompanying notes to condensed consolidated financial statements.

                      BERNARD CHAUS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
          (In thousands, except number of shares and per share amounts)

                                                          For the Quarter Ended         For the Six Months Ended
                                                       ---------------------------    ---------------------------
                                                        December 31,  December 31,    December 31,   December 31,
                                                           2002           2001            2002          2001
                                                       ------------   ------------    ------------   ------------
                                                               (Unaudited)                   (Unaudited)
Net sales                                              $     30,879   $     29,964    $     65,670   $     69,422
Cost of goods sold                                           22,677         26,961          48,011         58,192
                                                       ------------   ------------    ------------   ------------

Gross profit                                                  8,202          3,003          17,659         11,230
Selling, general and administrative expenses                  7,154          7,787          14,702         16,032
                                                       ------------   ------------    ------------   ------------
Income (loss) from operations                                 1,048         (4,784)          2,957         (4,802)

Interest expense, net                                           304            551             640          1,112
                                                       ------------   ------------    ------------   ------------

Income (loss) before provision for income taxes                 744         (5,335)          2,317         (5,914)
Provision for income taxes                                      164              3             174              6
                                                       ------------   ------------    ------------   ------------

Net income (loss)                                      $        580   $     (5,338)   $      2,143   $     (5,920)
                                                       ============   ============    ============   ============

Basic earnings (loss) per share                        $       0.02   $      (0.20)   $       0.08   $      (0.22)
                                                       ============   ============    ============   ============

Diluted earnings (loss) per share                      $       0.02   $      (0.20)   $       0.07   $      (0.22)
                                                       ============   ============    ============   ============
Weighted average number of
      common shares outstanding - basic                  27,256,000     27,216,000      27,237,000     27,216,000
                                                       ============   ============    ============   ============

Weighted average number of common and
      common equivalent shares outstanding - diluted     29,793,000     27,216,000      29,646,000     27,216,000
                                                       ============   ============    ============   ============

See accompanying notes to condensed consolidated financial statements

                      BERNARD CHAUS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                        For the Six Months Ended
                                                        -------------------------
                                                        December 31, December 31,
                                                            2002       2001
                                                        ------------ ------------
                                                             (Unaudited)
OPERATING ACTIVITIES
Net income (loss)                                         $ 2,143    $(5,920)
Adjustments to reconcile net income (loss) to net
cash provided by (used in) operating activities:
   Depreciation and amortization                              774        740
   Loss on asset disposal                                     243       --
   Provision for losses on accounts receivable               --           38
Changes in operating assets and liabilities:
   Accounts receivable                                      3,930      4,049
   Inventories                                                192        654
   Prepaid expenses and other assets                          475        228
   Accounts payable                                           129       (104)
   Accrued expenses and deferred rent                       1,489       (371)
                                                          -------    -------
Net Cash Provided by (Used In) Operating Activities         9,375       (686)
                                                          -------    -------

INVESTING ACTIVITIES
  Acquisition of business                                  (4,577)      --
  Purchases of fixed assets                                  (149)      (184)
  Purchases of other assets                                  --         (290)
                                                          -------    -------
Net Cash Used In Investing Activities                      (4,726)      (474)
                                                          -------    -------

FINANCING ACTIVITIES
  Net proceeds (payments) on short-term bank borrowings    (3,591)     1,636
  Principal payments on term loan                            (375)      (500)
  Net proceeds from issuance of stock                           3       --
                                                          -------    -------
Net (Used In) Cash Provided By Financing Activities        (3,963)     1,136
                                                          -------    -------

Increase (decrease) in cash and cash equivalents              686        (24)
Cash and cash equivalents, beginning of period                150        183
                                                          -------    -------
Cash and cash equivalents, end of period                  $   836    $   159
                                                          =======    =======

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for:
  Taxes                                                   $    86    $    11
                                                          =======    =======
  Interest                                                $   540    $ 1,001
                                                          =======    =======
Non cash investing activities:
  Common stock issued for acquisition of business         $    84    $     -
                                                          =======    =======
  Stock options issued for acquisition of business        $   384    $     -
                                                          =======    =======

See accompanying notes to condensed consolidated financial statements.

                      BERNARD CHAUS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
            Six Months Ended December 31, 2002 and December 31, 2001

1.   Summary of Significant Accounting Policies

     Basis of Presentation: The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("generally accepted accounting principles") for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant intercompany balances and transactions were eliminated. Operating results for the quarter and six months ended December 31, 2002 are not necessarily indicative of the results that may be expected for the year ending June 30, 2003 ("fiscal 2003") or any other period. The balance sheet at June 30, 2002 has been derived from the audited financial statements at that date. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2002.

     Earnings (loss) Per Share: Basic earnings (loss) per share has been computed by dividing the applicable net income (loss) by the weighted average number of common shares outstanding. Diluted earnings per share has been computed for the quarter and six months ended December 31, 2002 by dividing the applicable net income by the weighted average number of common shares outstanding and common equivalents. Potentially dilutive shares were not included in the calculation of diluted loss per share for the quarter and the six months ended December 31, 2001, as their inclusion would have been antidilutive.

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

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. This Statement also established that fair value is the objective for initial measurement of the liability. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not currently expect that the adoption of SFAS No. 146 will have a material impact on its consolidated financial statements.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure--an amendment of FASB Statement No. 123". SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The amendments to Statement 123 contained in SFAS No. 148 are effective for financial statements for fiscal years ending after December 15, 2002. The amendment to Statement 123 and the amendment to Opinion 28 contained in SFAS No. 148 are effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. The Company will include the required disclosures in its interim financial statements for the quarter ending March 31, 2003.

                      BERNARD CHAUS, INC. AND SUBSIDIARIES


2.   Inventories

     Inventories consisted of the following: (in thousands)

                            Dec. 31,         June 30,       Dec. 31,
                              2002            2002            2001
                          -----------     -----------     -----------
                          (unaudited)                     (unaudited)
      Raw materials         $   445         $    20         $  --
      Work-in-process           330            --              --
      Finished goods          9,274           8,030          12,928
                            -------          ------         -------
      Total                 $10,049          $8,050         $12,928
                            =======          ======         =======

     Inventories are stated at the lower of cost, using the first-in first-out
(FIFO) method, or market. Included in inventories is merchandise in transit of approximately $6.5 million at December 31, 2002, $6.7 million at June 30, 2002 and $9.3 million at December 31, 2001.

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

     At the option of the Company, the Revolving Facility and the Term Loan each may bear interest either at the JPMorgan Chase Bank Rate ("Prime Rate") or the London Interbank Offered Rate ("LIBOR"). If the Company chooses the JPMorgan Chase Bank Rate, the interest (i) on the Revolving Facility accrues at a rate of 1/2 of 1% above the Prime Rate for fiscal 2003 and until the first day of the month following delivery of the Company's fiscal 2003 financials to the Lender (the "Adjustment Date") and thereafter at a rate ranging from the Prime Rate to 3/4 of 1% above the Prime Rate and (ii) on the Term Loan accrues at a rate of 1% above the Prime Rate for fiscal 2003 and until the Adjustment Date and thereafter at a rate ranging from 1/2 of 1% above the Prime Rate to 1 1/4 % above the Prime Rate. If the Company chooses LIBOR, the interest (i) on the Revolving Facility accrues at a rate of 3 1/4% above LIBOR for fiscal 2003 and until the Adjustment Date and thereafter at a rate ranging from 2 3/4% above LIBOR to 3 1/2% above LIBOR and (ii) on the Term Loan accrues at a rate of 3 3/4% above LIBOR for fiscal 2003 and until the Adjustment Date and thereafter at a rate ranging from 3 1/4% above LIBOR to 4% above LIBOR. All adjustments to interest rates will be determined upon delivery of the Company's fiscal 2003 financials to the Lender, based upon the Company's availability under the Revolving Facility and certain fixed charge coverage ratios and leverage ratios. The interest rate as of December 31, 2002 on the Revolving Facility was 4.75% and on the Term Loan was 5.25%.

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

     The Financing Agreement contains numerous financial and operational covenants, including limitations on additional indebtedness, liens, dividends, stock repurchases and capital expenditures. In addition, the Company is

                      BERNARD CHAUS, INC. AND SUBSIDIARIES


required to maintain (i) specified levels of tangible net worth, (ii) certain fixed charge coverage ratios, (iii) certain leverage ratios, and (iv) specified levels of minimum borrowing availability under the Revolving Facility. In the event of the early termination by the Company of the Financing Agreement, the Company will be liable for termination fees of (i) (a) $500,000 plus (b) any unpaid portion of the $500,000 in minimum factoring commission fees otherwise due in the first year of the term, if termination occurs within twelve months of the closing date; or (ii) (a) $350,000 if termination occurs between the thirteenth and the twenty-fourth month from the closing date plus, (b) any unpaid portion of the $250,000 minimum factoring commission fees otherwise due for the first half of the second year of the term (described below), if termination occurs between the thirteenth and eighteenth month from the closing date; or (iii) $150,000 if termination occurs after the twenty-fourth month from the closing date. The Company may prepay at any time, in whole or in part, the Term Loan without penalty. The Financing Agreement expires on September 27, 2005. A fee of $125,000 was paid in connection with the new Financing Agreement.

     On September 27, 2002 the Company also entered into a factoring agreement with CIT. The factoring agreement provides for a factoring commission equal to 4/10 of 1% of the gross face amount of all accounts factored by CIT, plus certain customary charges. The minimum factoring commission fee per year is $500,000. The Factoring Agreement will be terminated after eighteen months provided that there is no event of default under the factoring agreement at such time. In the event the Factoring Agreement is terminated, the Company shall pay to CIT a collateral management fee equal to $5,000 a month though September 27, 2005. Under the agreement, CIT may also require the Company to utilize CIT to continue to perform certain bookkeeping, collection and management services and the Company shall pay CIT an additional fee equal to 1/4 of 1% of the gross face amount of all accounts receivable, with a minimum aggregate commission of $300,000 per annum and a minimum of $1.50 per invoice.

     On November 27, 2002, the Company and CIT agreed to an amendment to the original Financing Agreement in order to facilitate the S.L. Danielle acquisition discussed below. The Company and CIT agreed to add the Company's newly formed wholly-owned subsidiary, S.L. Danielle Acquisition, LLC (the "Additional Borrower"), as a co-borrower under the Financing Agreement and related factoring agreement. Accordingly, the Company and CIT (i) amended the Financing Agreement pursuant to a joinder agreement, which also constitutes Amendment No. 1 to the Financing Agreement (the "Amended Financing Agreement") and (ii) entered into a new factoring agreement with the Additional Borrower, to add the Additional Borrower as a co-borrower. The Company's and the Additional Borrower's obligations under the Amended Financing Agreement are secured by a first priority lien on substantially all of the Company's and the Additional Borrower's assets, including the Company's and the Additional Borrower's accounts receivable, inventory, intangibles, equipment, trademarks and a pledge of the Company's stock interest and membership interest in the Company's subsidiaries, including the Additional Borrower.

     On December 31, 2002, the Company had $9.3 million of outstanding letters of credit under the Revolving Facility, total availability of approximately $8.8 million under the new Financing Agreement and no revolving credit borrowings. At December 31, 2001, the Company had $14.2 million of outstanding letters of credit, total availability of approximately $0.6 million and borrowings of $6.7 million, in each case, under the Former Revolving Facility.

     Until September 27, 2002, the Company had a financing agreement with BNY Financial Corporation, a wholly owned subsidiary of General Motors Acceptance Corp. ("GMAC") (the "Former Financing Agreement"). The Former Financing Agreement consisted of two facilities: (i) the Former Revolving Facility which was a $45.5

                      BERNARD CHAUS, INC. AND SUBSIDIARIES


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

4.   S.L. Danielle Acquisition

     On November 27, 2002, S.L. Danielle Acquisition, LLC ("S.L. Danielle"), a newly formed subsidiary of the Company acquired certain assets of S.L. Danielle Inc. The results of S.L. Danielle's operations have been included in the consolidated financial statements since that date. S.L. Danielle designs, arranges for the manufacture of, markets and sells a women's apparel line, principally under private labels. As a result of the acquisition, the Company expects to increase its sales volume through the sale of S.L. Danielle products assuming it can maintain existing customers for such lines and/or obtain new customer relationships for such products.

     The aggregate purchase price was approximately $5.1 million, including cash of $4.3 million, 100,000 shares of common stock of the Company valued at $84,000 and stock options to purchase 500,000 shares of common stock of the Company valued at $384,000 and transaction costs of approximately $250,000. The acquisition was funded by CIT through revolving credit borrowings of $4.6 million. The value of the 100,000 shares of common stock of the Company was determined based on the average market price of the Company's common stock over the 3-day period before and after the date of the acquisition. The 500,000 stock options were granted at the fair market value on the date of the acquisition and were valued using the Black-Scholes option price model.

     The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. The Company is in the process of finalizing the purchase price allocation including the fair value of assets acquired.

                                        At November 27, 2002
                                           (in thousands)
                                           -------------
      Current assets                           $3,669
      Property, plant, and equipment               16
      Intangible assets                            90
      Goodwill                                  1,270
                                               ------
             Total Assets acquired             $5,045
                                               ======

                      BERNARD CHAUS, INC. AND SUBSIDIARIES


     The following unaudited pro forma information presents financial information of the Company as though the acquisition had been completed as of the beginning of each of the periods set forth below.

                                              For the Quarter Ended          For the Six Months Ended
                                          December 31,   December 31,    December 31,   December 31,
                                              2002           2001            2002           2001
                                          ------------   ------------    ------------   ------------
                                                  (Unaudited)                    (Unaudited)
                                                    (In thousands except per share amounts)
      Net sales                             $33,074        $33,199         $72,211        $76,643
      Net income (loss)                         666         (5,195)          2,553         (5,639)
      Basic income (loss) per share         $  0.02        $ (0.19)        $  0.09        $ (0.21)
      Diluted income (loss) per share       $  0.02        $ (0.19)        $  0.09        $ (0.21)

5.   Stock Based Compensation

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

     On January 10, 2001, the Company entered into an employment agreement (the "Agreement") with Nicholas DiPaolo, who has been serving as the Company's Vice Chairman and Chief Operating Officer since November 1, 2000, the effective date of the Agreement. The Agreement has a term of 37 months from the effective date. Under the Agreement on November 1, 2000, Mr. DiPaolo was granted 300,000 fully vested options to purchase common stock of the Company at the fair market value on the date of grant (the "Sign-On Options"). Under the Agreement on January 10, 2001, Mr. DiPaolo was granted 3,000,000 options to purchase common stock of the Company at the fair market value on the date of the grant (the "Put Options"). The exercise price of the Put Options is $0.375. The Put Options vest in three equal annual installments upon the anniversaries of the Agreement's effective date. In the event that the Company achieves a cumulative EBITDA target determined by the Company's Board of Directors for the three year period ending June 30, 2003, Mr. DiPaolo shall be entitled to require the Company to purchase his Put Options, for a purchase price equal to $1,125,000, i.e. the aggregate exercise price of the Put Options. In the event there is a "Change of Control" of the Company or his employment is terminated without "Cause" (as such terms are defined in the Agreement), Mr. DiPaolo shall also have the right to require the Company to purchase his vested Put Options at a purchase price equal to the aggregate exercise price of the vested Put Options.

                      BERNARD CHAUS, INC. AND SUBSIDIARIES


Item 2.  Management's Discussion and Analysis of Financial Condition and
------------------------------------------------------------------------
         Results of Operations
         ---------------------

Results of Operations
---------------------

     Net sales for the quarter ended December 31, 2002 increased by 3 % or $.9 million to $30.9 million from $30.0 million for the quarter ended December 31, 2001. Net sales for the six months ended December 31, 2002 decreased by 5.3% or $3.7 million to $65.7 million from $69.4 million for the six months ended December 31, 2001. The increase in net sales for the quarter was due to the one-month contribution from the Company's recent acquisition of certain assets of S.L. Danielle. The decrease in net sales for the six months ended December 31, 2002 was primarily due to a decrease in the average selling price of 7.5% as a result of the product mix and lower standard selling prices, partially offset by an increase of 2.2% in number of units shipped. The Company was able to lower its standard selling price due to reduced costs. The ongoing difficult women's retail environment continues to adversely impact the Company's net sales.

     Gross profit for the quarter ended December 31, 2002 increased $5.2 million to $8.2 million as compared to $3.0 million for the quarter ended December 31, 2001. As a percentage of net sales, gross profit increased to 26.6% for the quarter ended December 31, 2002 from 10.0% for the quarter ended December 31, 2001. Gross profit for the six months ended December 31, 2002 increased $6.5 million to $17.7 million as compared to $11.2 million for the six months ended December 31, 2001. As a percentage of net sales, gross profit increased to 26.9% for the six months ended December 31, 2002 from 16.2% for the six months ended December 31, 2001. The increase in gross profit and gross profit percentage for the quarter and the six months was primarily a result of lower sales discounts which was made possible by tighter inventory management. The increase in gross profit was also due to an increase in the initial markup.

     Selling, general and administrative ("SG&A") expenses decreased by $.6 million to $7.2 million for the quarter ended December 31, 2002 from $7.8 million for the quarter ended December 31, 2001. The decrease was primarily due to a decrease in payroll and payroll related expenses ($0.6 million). SG&A expenses as a percentage of net sales decreased to 23.2% for the quarter ended December 31, 2002 compared to 26.0% for the quarter ended December 31, 2001. The decrease in SG&A expense as a percentage of net sales was due primarily to the Company's cost savings initiatives commenced during the second quarter of fiscal 2002.

     SG&A for the six months ended December 31, 2002 decreased by $1.3 million to $14.7 million from $16.0 million for the six months ended December 31, 2001. The decrease was primarily due to a decrease in payroll and payroll related expenses ($1.5 million) partially offset by a write-off of store fixtures ($0.2 million). SG&A expenses as a percentage of net sales decreased to 22.4% for the six months ended December 31, 2002 compared to 23.1% for the six months ended December 31, 2001. The decrease in SG&A expense as a percentage of net sales was primarily due to the Company's cost savings initiatives commenced during the second quarter of fiscal 2002.

     Interest expense was lower for fiscal 2003 as compared to fiscal 2002 due to decreased revolving credit borrowings and lower interest rates.

     The provisions for income taxes for the quarters and six months ended December 31, 2002 and 2001 reflect a provision for state and local taxes. New Jersey and California enacted new tax legislation temporarily suspending the use of net operating loss (NOL) carryforwards against income. Accordingly, for fiscal year 2003, the Company has provided additional state income taxes. See discussion below under Critical Accounting Policies and Estimates regarding income taxes and the Company's federal net operating loss carryforward.

                      BERNARD CHAUS, INC. AND SUBSIDIARIES


Financial Position, Liquidity and Capital Resources
---------------------------------------------------

General

     Net cash provided by operating activities was $9.4 million for the six months ended December 31, 2002 as compared to cash used in operating activities of $.7 million for the six months ended December 31, 2001. Cash provided by operating activities for such six month period of fiscal 2003 was primarily the result of the net income ($2.1 million), decrease in accounts receivable ($3.9 million), increase in accrued expenses and deferred rent ($1.5 million).

     Cash used in investing activities in the six months ended December 31, 2002 was $4.7 million compared to $0.5 million in the previous year. The investing activities for the six months ended December 31, 2002 consisted of $4.6 million for the acquisition of S.L. Danielle (discussed below) and $.1 million for capital expenditures of fixed assets. The Company anticipates additional capital expenditures of approximately $0.5 million for the remainder of fiscal year 2003. Investing activities for the six months ended December 31, 2001 consisted of $0.3 million for in-store shops and $0.2 for leasehold improvements and management information system upgrades.

     Net cash used in financing activities was $4.0 million for the six months ended December 31, 2002 as the result of repayment of short-term borrowings of $3.6 million and principal payments on the Term Loan (as defined below) of $375,000. Net cash provided by financing activities for the six months ended December 31, 2001 was $1.1 million primarily as the result of net proceeds from short-term borrowing of $1.6 million partially offset by principal payments on the Term Loan of $500,000.

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

     At the option of the Company, the Revolving Facility and the Term Loan each may bear interest either at the JPMorgan Chase Bank Rate ("Prime Rate") or the London Interbank Offered Rate ("LIBOR"). If the Company chooses the JPMorgan Chase Bank Rate, the interest (i) on the Revolving Facility accrues at a rate of 1/2 of 1% above the Prime Rate for fiscal 2003 and until the first day of the month following delivery of the Company's fiscal 2003 financials to the Lender (the "Adjustment Date") and thereafter at a rate ranging from the Prime Rate to 3/4 of 1% above the Prime Rate and (ii) on the Term Loan accrues at a rate of 1% above the Prime Rate for fiscal 2003 and until the Adjustment Date and thereafter at a rate ranging from 1/2 of 1% above the Prime Rate to 1 1/4 % above the Prime Rate. If the Company chooses LIBOR, the interest (i) on the Revolving Facility accrues at a rate of 3 1/4% above LIBOR for fiscal 2003 and until the Adjustment Date and thereafter at a rate ranging from 2 3/4% above LIBOR to 3 1/2% above LIBOR and (ii) on the Term Loan accrues at a rate of 3 3/4% above LIBOR for fiscal 2003 and until the Adjustment Date and thereafter at a rate ranging from 3 1/4% above LIBOR to 4% above LIBOR. All adjustments to interest rates will be determined upon delivery of the Company's fiscal 2003 financials to the Lender, based upon the Company's availability under the Revolving Facility and certain fixed

                      BERNARD CHAUS, INC. AND SUBSIDIARIES


charge coverage ratios and leverage ratios. The interest rate as of December 31, 2002 on the Revolving Facility was 4.75% and on the Term Loan was 5.25%.

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

     The Financing Agreement contains numerous financial and operational covenants, including limitations on additional indebtedness, liens, dividends, stock repurchases and capital expenditures. In addition, the Company is required to maintain (i) specified levels of tangible net worth, (ii) certain fixed charge coverage ratios, (iii) certain leverage ratios, and (iv) specified levels of minimum borrowing availability under the Revolving Facility. In the event of the early termination by the Company of the Financing Agreement, the Company will be liable for termination fees of (i) (a) $500,000 plus (b) any unpaid portion of the $500,000 in minimum factoring commission fees otherwise due in the first year of the term as described below, if termination occurs within twelve months of the closing date; or (ii) (a) $350,000 if termination occurs between the thirteenth and the twenty-fourth month from the closing date plus,
(b) any unpaid portion of the $250,000 minimum factoring commission fees otherwise due for the first half of the second year of the term , if termination occurs between the thirteenth and eighteenth month from the closing date; or
(iii) $150,000 if termination occurs after the twenty-fourth month from the closing date. The Company may prepay at any time, in whole or in part, the Term Loan without penalty. The Financing Agreement expires on September 27, 2005. A fee of $125,000 was paid in connection with the new Financing Agreement.

     On September 27, 2002 the Company also entered into a factoring agreement with CIT. The factoring agreement provides for a factoring commission equal to 4/10 of 1% of the gross face amount of all accounts factored by CIT, plus certain customary charges. The minimum factoring commission fee per year is $500,000. The Factoring Agreement will be terminated after eighteen months provided that there is no event of default under the factoring agreement at such time. In the event the Factoring Agreement is terminated, the Company shall pay to CIT a collateral management fee equal to $5,000 a month though September 27, 2005. Under the agreement, CIT may also require the Company to utilize CIT to continue to perform certain bookkeeping, collection and management services and the Company shall pay CIT an additional fee equal to 1/4 of 1% of the gross face amount of all accounts receivable, with a minimum aggregate commission of $300,000 per annum and a minimum of $1.50 per invoice.

     On November 27, 2002, the Company and CIT agreed to an amendment to the original Financing Agreement in order to facilitate the S.L. Danielle acquisition discussed below. The Company and CIT agreed to add the Company's newly formed wholly-owned subsidiary, S.L. Danielle Acquisition, LLC (the "Additional Borrower"), as a co-borrower under the Financing Agreement and related factoring agreement. Accordingly, the Company and CIT (i) amended the Financing Agreement pursuant to a joinder agreement, which also constitutes Amendment No. 1 to the Financing Agreement (the "Amended Financing Agreement") and (ii) entered into a new factoring agreement with the Additional Borrower, to add the Additional Borrower as a co-borrower. The

                      BERNARD CHAUS, INC. AND SUBSIDIARIES


Company's and the Additional Borrower's obligations under the Amended Financing Agreement are secured by a first priority lien on substantially all of the Company's and the Additional Borrower's assets, including the Company's and the Additional Borrower's accounts receivable, inventory, intangibles, equipment, trademarks and a pledge of the Company's stock interest and membership interest in the Company's subsidiaries, including the Additional Borrower.

     On December 31, 2002, the Company had $9.3 million of outstanding letters of credit under the Revolving Facility, total availability of approximately $8.8 million under the new Financing Agreement and no revolving credit borrowings. At December 31, 2001, the Company had $14.2 million of outstanding letters of credit, total availability of approximately $0.6 million and borrowings of $6.7 million, in each case, under the Former Revolving Facility.

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

Future Financing Requirements

     At December 31, 2002, the Company had working capital of $13.9 million as compared with working capital of $9.0 million at December 31, 2001. The Company had net cash of $0.8 million and outstanding letters of credit of $9.3 million at December 31, 2002 as compared with revolving credit borrowings of $6.7 million and outstanding letter of credit of $ 14.2 million at December 31, 2001. The decrease in revolving credit borrowings was primarily a result of the Company's net income of $5.8 million during the past twelve months and reduced accounts receivable position. The Company's business plan requires the availability of sufficient cash flow and borrowing capacity to finance its product lines. The Company expects to satisfy such requirements through cash flow from operations and borrowings under the Financing Agreement. The Company believes that it has adequate resources to meet its needs for the foreseeable future assuming that it meets its business plan and satisfies the covenants set forth in the new Financing Agreement.

                      BERNARD CHAUS, INC. AND SUBSIDIARIES


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

S.L. Danielle Acquisition

     On November 27, 2002, S.L. Danielle Acquisition, LLC ("S.L. Danielle"), a newly formed subsidiary of the Company acquired certain assets of S.L. Danielle Inc. The results of S.L. Danielle's operations have been included in the consolidated financial statements since that date. S.L. Danielle designs, arranges for the manufacture of, markets and sells a women's apparel line, principally under private labels. As a result of the acquisition, the Company expects to increase its sales volume through the sale of S.L. Danielle products assuming it can maintain existing customers for such lines and/or obtain new customer relationships for such products.

     The aggregate purchase price was approximately $5.1 million, including cash of $4.3 million, 100,000 shares of common stock of the Company valued at $84,000 and stock options to purchase 500,000 shares of common stock of the Company valued at $384,000 and transaction costs of approximately $250,000. The acquisition was funded by CIT through revolving credit borrowings of $4.6 million. The value of the 100,000 shares of common stock of the Company was determined based on the average market price of the Company's common stock over the 3-day period before and after the date of the acquisition. The 500,000 stock options were granted at the fair market value on the date of the acquisition and were valued using the Black-Scholes option price model.

Stock Based Compensation

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

     On January 10, 2001, the Company entered into an employment agreement (the "Agreement") with Nicholas DiPaolo, who has been serving as the Company's Vice Chairman and Chief Operating Officer since November 1, 2000, the effective date of the Agreement. The Agreement has a term of 37 months from the effective date. Under the Agreement on November 1, 2000, Mr. DiPaolo was granted 300,000 fully vested options to purchase common stock of the Company at the fair market value on the date of grant (the "Sign-On Options"). Under the Agreement on January 10, 2001, Mr. DiPaolo was granted 3,000,000 options to purchase common stock of the Company at the fair market value on the date of the grant (the "Put Options"). The exercise price of the Put Options is $0.375. The Put Options vest in three equal annual installments upon the anniversaries of the Agreement's effective date. In the event that the Company achieves a cumulative EBITDA target determined by the Company's Board of Directors for the three year period ending June 30, 2003, Mr. DiPaolo shall be entitled to require the Company to purchase his Put Options, for a purchase price equal to $1,125,000, i.e. the aggregate exercise price of the Put Options. In the event there is a "Change of Control" of the Company or his employment

                      BERNARD CHAUS, INC. AND SUBSIDIARIES


is terminated without "Cause" (as such terms are defined in the Agreement), Mr. DiPaolo shall also have the right to require the Company to purchase his vested Put Options at a purchase price equal to the aggregate exercise price of the vested Put Options.

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

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. This Statement also established that fair value is the objective for initial

                      BERNARD CHAUS, INC. AND SUBSIDIARIES


measurement of the liability. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not currently expect that the adoption of SFAS No. 146 will have a material impact on its consolidated financial statements.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure--an amendment of FASB Statement No. 123". SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The amendments to Statement 123 contained in SFAS No. 148 are effective for financial statements for fiscal years ending after December 15, 2002. The amendment to Statement 123 and the amendment to Opinion 28 contained in SFAS No. 148 are effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. The Company will include the required disclosures in its interim financial statements for the quarter ending March 31, 2003.

Critical Accounting Policies and Estimates

     The Company's significant accounting policies are more fully described in
Note 1 to the consolidated financial statements included in the Company's Annual Report on form 10k for the year ended June 30, 2002. Certain of the Company's accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. These judgments are based on historical experience, observation of trends in the industry, information provided by customers and information available from other outside sources, as appropriate. Significant accounting policies include:

     Revenue Recognition - The Company recognizes sales upon shipment of products to customers since title and risk of loss passes upon shipment. Provisions for estimated uncollectible accounts, discounts and returns and allowances are provided when sales are recorded based upon historical experience and current trends. While such amounts have been within expectations and the provisions established, the Company cannot guarantee that it will continue to experience the same rates as in the past. Accounts receivable reserves were $1.5 million and $1.1 million at December 31, 2002 and 2001, respectively. The increase in accounts receivable reserves was due to an increase in accrued markdown allowances and the reserve associated with S.L. Danielle's accounts receivable.

     Inventories - Inventory is stated at the lower of cost or market, cost being determined on the first-in, first-out method. Reserves for slow moving and aged merchandise are provided based on historical experience and current product demand. Inventory reserves were $0.5 million and $0.9 million at December 31, 2002 and 2001, respectively. The decrease in inventory reserves was due to a reduction in current season inventory and in slow moving and aged merchandise as compared to last year. While markdowns have been within expectations and the provisions established, the Company cannot guarantee that it will continue to experience the same level of markdowns as in the past.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.
--------------------------------------------------------------------

     Interest Rate Risk- The Company is subject to market risk from exposure to changes in interest rates based primarily on its financing activities. The market risk inherent in the financial instruments represents the potential loss in earnings or cash flows arising from adverse changes in interest rates. These debt obligations with interest rates tied to the prime rate and/or LIBOR are described in "Liquidity and Capital Resources", and in Note 3 of the Notes to the Condensed Consolidated Financial Statements. The Company manages these exposures through regular operating and financing activities. The Company has not entered into any derivative financial instruments for hedging or other purposes. The following quantitative disclosures are based on the prevailing prime rate. These quantitative disclosures do not represent the maximum possible loss or any expected loss that may occur, since actual results may differ from these estimates.

     At December 31, 2002 and 2001, the carrying amounts of the Company's revolving credit borrowings and term loan approximated fair value. As of December 31, 2002, the Company's revolving credit borrowings under the Financing Agreement bore interest at 4.75%. As of December 31, 2002, the Company's Term Loan bore interest at 5.25%. Under the Financing Agreement, as of December 31, 2002, a hypothetical immediate 10% adverse change in prime interest rates relating to our revolving credit borrowings and term loan would have a $0.1 million unfavorable impact on our earnings and cash flows over a one-year period.

Item 4.  Controls and Procedures.
---------------------------------

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

                      BERNARD CHAUS, INC. AND SUBSIDIARIES


PART II - OTHER INFORMATION
---------------------------

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

      (a) The Annual Meeting of Stockholders of the Company was held on November 13, 2002 at 9:00 a.m.

      (c)     At such meeting, the Stockholders voted on three matters:

      Matter: The election of five directors of the Company to serve until the next Annual Meeting of Stockholders and until their respective successors have been elected and qualified.

                                                    Number of Shares

                                                  For               Abstain
              Philip G. Barach                26,501,196            247,339
              Josephine Chaus                 26,506,949            241,586
              Nicholas DiPaolo                26,504,920            243,615
              S. Lee Kling                    26,506,632            241,903
              Harvey M. Krueger               26,500,025            248,510

      Matter: The approval of the amendment to the Company's Stock Option Plan to provide for an automatic annual grant of 10,000 option shares to each of the non-employee directors of the Company.

                                Number of Shares

                  For         Against        Abstain          Broker Non-Votes
              26,232,540      436,101        79,893                473,473

      Matter: The ratification of the appointment of Deloitte & Touche LLP as auditors of the Company to serve for the fiscal year ending June 30, 2003.

                                Number of Shares

                  For          Against       Abstain          Broker Non-Votes
              26,689,576       54,393         4,565               473,473

                      BERNARD CHAUS, INC. AND SUBSIDIARIES


Item 6.  Exhibits and Reports on Form 8-K.
         ---------------------------------

         Exhibits.

         *10.102 Joinder and Amendment No. 1 to Financing Agreement by and among the Company, S.L. Danielle and The CIT
                    Group/Commercial Services, Inc., as agent, dated November 27, 2002.

         *10.103 Amendment No. 1 to Factoring Agreement between the Company and The CIT Group/Commercial Services, Inc. dated November 27, 2002.*

         *10.104 Factoring Agreement between S.L. Danielle and The CIT Group/Commercial Services, Inc., dated November 27, 2002.

         *10.105 Asset Purchase Agreement between S.L. Danielle and S.L. Danielle, Inc., dated November 27, 2002.

         *99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Josephine Chaus.

         *99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Barton Heminover.

         *    Filed herewith

         (b) The Company filed no reports on Form 8-K during the quarter ended December 31, 2002.

SIGNATURES
----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       BERNARD CHAUS, INC.
                                       (Registrant)



Date:    February 13, 2003             By:  /s/ Josephine Chaus
                                           ------------------------------------
                                                JOSEPHINE CHAUS
                                                Chairwoman of the Board, and
                                                Chief Executive Officer

Date:    February 13, 2003             By: /s/ Nicholas DiPaolo
                                           ------------------------------------
                                                NICHOLAS DIPAOLO
                                                Vice Chairman of the Board, and
                                                Chief Operating Officer

Date:    February 13, 2003             By: /s/ Barton Heminover
                                           ------------------------------------
                                               BARTON HEMINOVER
                                               Chief Financial Officer

                      BERNARD CHAUS, INC. AND SUBSIDIARIES


                                 CERTIFICATIONS

I, Josephine Chaus, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Bernard Chaus, Inc. (the "Company") for the fiscal quarter ended December 31, 2002 (this "Report");

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

February 13, 2003
                                       /s/ Josephine Chaus
                                      --------------------------------
                                       Josephine Chaus
                                       Chairwoman of the Board and
                                       Chief Executive Officer

                      BERNARD CHAUS, INC. AND SUBSIDIARIES


I, Barton Heminover, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Bernard Chaus, Inc. (the "Company") for the fiscal quarter ended December 31, 2002 (this "Report");

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

February 13, 2003
                                       /s/ Barton Heminover
                                      ------------------------------
                                       Barton Heminover
                                       Chief Financial Officer

                      BERNARD CHAUS, INC. AND SUBSIDIARIES

                                INDEX TO EXHIBITS

     EXHIBIT NUMBER                  EXHIBIT TITLE
     --------------                  -------------

         10.102 Joinder and Amendment No. 1 to Financing Agreement by and among the Company, S.L. Danielle and The CIT
                    Group/Commercial Services, Inc., as agent, dated November 27, 2002.

         10.103 Amendment No. 1 to Factoring Agreement between the Company and The CIT Group/Commercial Services, Inc. dated November 27, 2002.*

         10.104 Factoring Agreement between S.L. Danielle and The CIT Group/Commercial Services, Inc., dated November 27, 2002.

         10.105 Asset Purchase Agreement between S.L. Danielle and S.L. Danielle, Inc., dated November 27, 2002.

         99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002