Form 10-Q
period 2003-03-31
CHAUS BERNARD INC
filed 2003-05-12
CIK 793983

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

  [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 5(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934.

                 For the quarterly period ended March 31, 2003.

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Date                     Class                 Shares Outstanding
          ----                     -----                 ------------------
     May 9, 2003       Common Stock, $0.01 par value          27,322,007
     -----------       -----------------------------          ----------

                                      INDEX

PART I    FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements (Unaudited)           PAGE

          Condensed Consolidated Balance Sheets as of
          March 31, 2003, June 30, 2002 and
          March 31, 2002                                                      3

          Condensed Consolidated Statements of Operations for the
          Quarters and Nine Months ended March 31, 2003 and 2002              4

          Condensed Consolidated Statements of Cash Flows for the
          Nine Months ended March 31, 2003 and 2002                           5

          Notes to Condensed Consolidated Financial Statements                6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                15

Item 3.   Quantitative and Qualitative Disclosures About Market Risk         22

Item 4.   Controls and Procedures                                            23

PART II   OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                                   24

SIGNATURES                                                                   24

CERTIFICATIONS                                                               25

INDEX TO EXHIBITS                                                            27

PART I -- FINANCIAL INFORMATION
Item 1.  Financial Statements

                      BERNARD CHAUS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
          (In thousands, except number of shares and per share amounts)

                                                                   March 31,         June 30,          March 31,
                                                                     2003              2002              2002
                                                                 --------------    --------------    --------------
                                                                   (Unaudited)         ( * )           (Unaudited)
ASSETS
Current Assets
     Cash                                                        $          166    $          150    $          163
     Accounts receivable - net                                           32,933            20,586            36,611
     Inventories - net                                                   11,717             8,050            11,499
     Prepaid expenses and other current assets                              722             1,331               994
                                                                 --------------    --------------    --------------
         Total current assets                                            45,538            30,117            49,267

Fixed assets - net                                                        3,943             4,465             4,657
Other assets - net                                                          723             1,109             1,274
Goodwill                                                                  1,421              --                --
                                                                 --------------    --------------    --------------
          Total assets                                           $       51,625    $       35,691    $       55,198
                                                                 ==============    ==============    ==============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
     Revolving credit borrowings                                 $       11,234    $        3,591    $       18,567
     Accounts payable                                                    13,340             9,749            15,694
     Accrued expenses                                                     3,943             3,248             3,111
     Term loan - current                                                  1,500             1,125             1,000
                                                                 --------------    --------------    --------------
          Total current liabilities                                      30,017            17,713            38,372

Deferred rent                                                               437               390               374
Term loan                                                                 8,250             9,375             9,750
                                                                 --------------    --------------    --------------
          Total liabilities                                              38,704            27,478            48,496

STOCKHOLDERS' EQUITY
     Preferred stock, $.01 par value,                                      --                --                --
          authorized shares - 1,000,000;
          outstanding shares - none
     Common stock, $.01 par value,                                          274               273               273
          authorized shares - 50,000,000; issued shares -
          27,384,277 at March 31, 2003 and 27,278,177
          at June 30, 2002 and March 31, 2002
     Additional paid-in capital                                         125,943           125,473           125,473
     Deficit                                                           (111,574)         (115,811)         (117,753)
     Accumulated other comprehensive loss                                  (242)             (242)              189
     Less:  Treasury stock at cost -
          62,270 shares at March 31, 2003, June
          30, 2002 and March 31, 2002                                    (1,480)           (1,480)           (1,480)
                                                                 --------------    --------------    --------------
     Total stockholders' equity                                          12,921             8,213             6,702
                                                                 --------------    --------------    --------------
          Total liabilities and stockholders' equity             $       51,625    $       35,691    $       55,198
                                                                 ==============    ==============    ==============

*Derived from audited financial statements at June 30, 2002.
See accompanying notes to condensed consolidated financial statements.

                      BERNARD CHAUS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
          (In thousands, except number of shares and per share amounts)

                                                          For the Quarter Ended       For the Nine Months Ended
                                                         March 31,      March 31,      March 31,      March 31,
                                                           2003           2002           2003           2002
                                                       ------------   ------------   ------------   ------------
                                                              (Unaudited)                  (Unaudited)
Net sales                                              $     40,983   $     43,617   $    106,653   $    113,039
Cost of goods sold                                           30,624         34,312         78,635         92,504
                                                       ------------   ------------   ------------   ------------

Gross profit                                                 10,359          9,305         28,018         20,535
Selling, general and administrative expenses                  7,795          7,107         22,497         23,139
                                                       ------------   ------------   ------------   ------------
Income (loss) from operations                                 2,564          2,198          5,521         (2,604)

Interest expense, net                                           297            441            937          1,553
                                                       ------------   ------------   ------------   ------------

Income (loss) before provision for income taxes               2,267          1,757          4,584         (4,157)
Provision for income taxes                                      173              3            347              9
                                                       ------------   ------------   ------------   ------------

Net income (loss)                                      $      2,094   $      1,754   $      4,237   $     (4,166)
                                                       ============   ============   ============   ============

Basic earnings (loss) per share                        $       0.08   $       0.06   $       0.16   $      (0.15)
                                                       ============   ============   ============   ============

Diluted earnings (loss) per share                      $       0.07   $       0.06   $       0.14   $      (0.15)
                                                       ============   ============   ============   ============

Weighted average number of common
  shares outstanding - basic                             27,322,000     27,216,000     27,265,000     27,216,000
                                                       ============   ============   ============   ============

Weighted average number of common and
  common equivalent shares outstanding - diluted         30,145,000     27,896,000     29,804,000     27,216,000
                                                       ============   ============   ============   ============

See accompanying notes to condensed consolidated financial statements.

                      BERNARD CHAUS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                            For the Nine Months Ended
                                                                         --------------------------------
                                                                           March 31,          March 31,
                                                                             2003              2002
                                                                         --------------    --------------
                                                                                    (Unaudited)
OPERATING ACTIVITIES
Net income (loss)                                                        $        4,237    $       (4,166)
Adjustments to reconcile net income (loss) to net cash (used in)
operating activities:
   Depreciation and amortization                                                  1,158             1,139
   Loss on asset disposal                                                           243              --
   Provision for losses on accounts receivable                                     --                  56
Changes in operating assets and liabilities:
   Accounts receivable                                                          (10,948)          (12,979)
   Inventories                                                                   (1,476)            2,083
   Prepaid expenses and other assets                                                453               225
   Accounts payable                                                               3,591             2,178
   Accrued expenses and deferred rent                                               742              (591)
                                                                         --------------    --------------
Net Cash Used In Operating Activities                                            (2,000)          (12,055)
                                                                         --------------    --------------

INVESTING ACTIVITIES
  Acquisition of business                                                        (4,669)             --
  Purchases of fixed assets                                                        (211)             (320)
  Purchases of other assets                                                        --                (438)
                                                                         --------------    --------------
Net Cash Used In Investing Activities                                            (4,880)             (758)
                                                                         --------------    --------------

FINANCING ACTIVITIES
  Net proceeds on short-term bank borrowings                                      7,643            13,543
  Principal payments on term loan                                                  (750)             (750)
  Net proceeds from issuance of stock                                                 3              --
                                                                         --------------    --------------
Net Cash Provided By Financing Activities                                         6,896            12,793
                                                                         --------------    --------------

Increase (decrease) in cash and cash equivalents                                     16               (20)
Cash and cash equivalents, beginning of period                                      150               183
                                                                         --------------    --------------
Cash and cash equivalents, end of period                                 $          166    $          163
                                                                         ==============    ==============

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for:
  Taxes                                                                  $          136    $           16
                                                                         ==============    ==============
  Interest                                                               $          752    $        1,363
                                                                         ==============    ==============
Non cash investing activities:
  Common stock issued for acquisition of business                        $           84    $         --
                                                                         ==============    ==============
  Stock options issued for acquisition of business                       $          384    $         --
                                                                         ==============    ==============

See accompanying notes to condensed consolidated financial statements.

                      BERNARD CHAUS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
               Nine Months Ended March 31, 2003 and March 31, 2002

1.   Summary of Significant Accounting Policies

     Basis of Presentation: The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("generally accepted accounting principles") for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant intercompany balances and transactions were eliminated. Operating results for the quarter and nine months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending June 30, 2003 ("fiscal 2003") or any other period. The balance sheet at June 30, 2002 has been derived from the audited financial statements at that date. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2002.

     Stock-based Compensation: The Company has a Stock Option Plan and accounts for the plan under the recognition and measurement principles of APB 25, "Accounting for Sock Issued to Employees", and related interpretations. No stock-based employee compensation cost is reflected in net income, as options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation:

                                              For the Quarter Ended          For the Nine Months Ended
                                             March 31,       March 31,      March 31,        March 31,
                                               2003            2002           2003             2002
                                           ------------    ------------    ------------    ------------
                                                  (Unaudited)                        (Unaudited)
                                                      (In thousands except per share amounts)
Net income (loss), as reported             $      2,094    $      1,754    $      4,237    $     (4,166)

Deduct: Total stock-based employee
   compensation expense determined
   under fair value based method,
   net of tax effects                              (118)           (211)           (428)           (693)
                                           ------------    ------------    ------------    ------------
Proforma net income (loss)                 $      1,976    $      1,543    $      3,809    $     (4,859)
                                           ============    ============    ============    ============

                      BERNARD CHAUS, INC. AND SUBSIDIARIES

Earnings (loss) per share:
    Basic-as reported                      $       0.08    $       0.06    $       0.16    $      (0.15)
                                           ============    ============    ============    ============
    Basic-proforma                         $       0.07    $       0.06    $       0.14    $      (0.18)
                                           ============    ============    ============    ============

    Diluted-as reported                    $       0.07    $       0.06    $       0.14    $      (0.15)
                                           ============    ============    ============    ============
    Diluted-proforma                       $       0.07    $       0.06    $       0.13    $      (0.18)
                                           ============    ============    ============    ============

The following assumptions were used in the Black Scholes option pricing model that was utilized to determine stock-based employee compensation expense under the fair value based method:

                                     For the Quarter      For the Quarter       For the Nine         For the Nine
                                         Ended                Ended             Months Ended         Months Ended
                                     March 31, 2003       March 31, 2002       March 31, 2003       March 31, 2002
                                     --------------       --------------       --------------       --------------
Weighted average fair value of
  stock options granted                    *                       *              $0.73                $0.42
Risk-free Interest rate                    *                       *               3.92%                3.36%
Expected dividend yield                    *                       *              $0.00                $0.00
Expected life of option                    *                       *                5.5 years            2.5 years
Expected volatility                        *                       *                188%                 181%

*No option activity occurred for the quarter ended March 31, 2003 and March 31, 2002.

     Earnings (loss) Per Share: Basic earnings (loss) per share has been computed by dividing the applicable net income (loss) by the weighted average number of common shares outstanding. Diluted earnings per share has been computed for the quarter and the nine months ended March 31, 2003 and for the quarter ended March 31, 2002 by dividing the applicable net income by the weighted average number of common shares outstanding and common equivalents. Potentially dilutive shares of 631,579 were not included in the calculation of diluted loss per share for the nine months ended March 31, 2002, as their inclusion would have been antidilutive.

                                                        For the Quarter Ended              For the Nine Months Ended
                                                       March 31,        March 31,          March 31,         March 31,
Denominator for Earnings per share (in millions)         2003             2002               2003              2002
                                                     ------------     ------------       ------------      ------------
Denominator for basic earnings per share                     27.3             27.2               27.3              27.2
daily weighted-average shares outstanding)
Assumed exercise of potential common shares                   2.8               .7                2.5                --
                                                     ------------     ------------       ------------      ------------
Denominator for diluted earnings per share                   30.1             27.9               29.8              27.2
                                                     ============     ============       ============      ============

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

                      BERNARD CHAUS, INC. AND SUBSIDIARIES

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

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. This Statement also established that fair value is the objective for initial measurement of the liability. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 did not have an impact on the consolidated financial statements.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure--an amendment of FASB Statement No. 123". SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The amendments to Statement 123 contained in SFAS No. 148 are effective for financial statements for fiscal years ending after December 15, 2002. The amendment to Statement 123 and the

                      BERNARD CHAUS, INC. AND SUBSIDIARIES

amendment to Opinion 28 contained in SFAS No. 148 are effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. The Company adopted the disclosure requirements of SFAS No. 148.

     In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires the recognition of liabilities for guarantees that are issued or modified subsequent to December 31, 2002. The liabilities should reflect the fair value, at inception, of the guarantors' obligations. The adoption of FIN 45 did not have an impact on the consolidated financial statements.

     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 requires unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse the risks and rewards of ownership among their owners and other parties involved. The provisions of FIN 46 are applicable immediately to all variable interest entities created after January 31, 2003 and variable interest entities in which an enterprise obtains an interest in after that date, and for variable interest entities created before this date, the provisions are effective July 1, 2003. The adoption of FIN 46 did not have an impact on the consolidated financial statements as the Company does not have interests in variable interest entities.

2.   Inventories - net

     Inventories consisted of the following: (in thousands)


                            March 31,          June 30,         March 31,
                              2003              2002              2002
                            --------          --------          --------
                          (unaudited)                         (unaudited)
     Raw materials          $    306          $     65          $    125

     Work-in-process             200                --                --

     Finished goods           11,809             8,533            12,369

     Inventory reserves         (598)             (548)             (995)
                            --------          --------          --------
     Total                  $ 11,717          $  8,050          $ 11,499
                            ========          ========          ========

     Inventories are stated at the lower of cost, using the first-in first-out
(FIFO) method, or market. Included in inventories is merchandise in transit of approximately $6.6 million at March 31, 2003, $6.7 million at June 30, 2002 and $7.7 million at March 31, 2002.

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

                      BERNARD CHAUS, INC. AND SUBSIDIARIES

     At the option of the Company, the Revolving Facility and the Term Loan each may bear interest either at the JPMorgan Chase Bank Rate ("Prime Rate") or the London Interbank Offered Rate ("LIBOR"). If the Company chooses the JPMorgan Chase Bank Rate, the interest (i) on the Revolving Facility accrues at a rate of 1/2 of 1% above the Prime Rate for fiscal 2003 and until the first day of the month following delivery of the Company's fiscal 2003 financials to the Lender (the "Adjustment Date") and thereafter at a rate ranging from the Prime Rate to 3/4 of 1% above the Prime Rate and (ii) on the Term Loan accrues at a rate of 1% above the Prime Rate for fiscal 2003 and until the Adjustment Date and thereafter at a rate ranging from 1/2 of 1% above the Prime Rate to 1 1/4 % above the Prime Rate. If the Company chooses LIBOR, the interest (i) on the Revolving Facility accrues at a rate of 3 1/4% above LIBOR for fiscal 2003 and until the Adjustment Date and thereafter at a rate ranging from 2 3/4% above LIBOR to 3 1/2% above LIBOR and (ii) on the Term Loan accrues at a rate of 3 3/4% above LIBOR for fiscal 2003 and until the Adjustment Date and thereafter at a rate ranging from 3 1/4% above LIBOR to 4% above LIBOR. All adjustments to interest rates will be determined upon delivery of the Company's fiscal 2003 financials to the Lender, based upon the Company's availability under the Revolving Facility and certain fixed charge coverage ratios and leverage ratios. The interest rate as of March 31, 2003 on the Revolving Facility was 4.75% and on the Term Loan was 5.25%.

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

     The Financing Agreement contains numerous financial and operational covenants, including limitations on additional indebtedness, liens, dividends, stock repurchases and capital expenditures. In addition, the Company is required to maintain (i) specified levels of tangible net worth, (ii) certain fixed charge coverage ratios, (iii) certain leverage ratios, and (iv) specified levels of minimum borrowing availability under the Revolving Facility. The Company is in compliance with all covenants at March 31, 2003. In the event of the early termination by the Company of the Financing Agreement, the Company will be liable for termination fees of (i) (a) $500,000 plus (b) any unpaid portion of the $500,000 in minimum factoring commission fees otherwise due in the first year of the term, if termination occurs within twelve months of the closing date; or (ii) (a) $350,000 if termination occurs between the thirteenth and the twenty-fourth month from the closing date plus, (b) any unpaid portion of the $250,000 minimum factoring commission fees otherwise due for the first half of the second year of the term (described below), if termination occurs between the thirteenth and eighteenth month from the closing date; or (iii) $150,000 if termination occurs after the twenty-fourth month from the closing date. The Company may prepay at any time, in whole or in part, the Term Loan without penalty. The Financing Agreement expires on September 27, 2005. A fee of $125,000 was paid in connection with the new Financing Agreement.

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

                      BERNARD CHAUS, INC. AND SUBSIDIARIES

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

     On March 31, 2003, the Company had $12.4 million of outstanding letters of credit under the Revolving Facility, total availability of approximately $9.5 million under the new Financing Agreement and $11.2 in revolving credit borrowings. At March 31, 2002, the Company had $15.0 million of outstanding letters of credit, total availability of approximately $1.0 million and borrowings of $18.6 million, in each case, under the Former Revolving Facility.

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

                      BERNARD CHAUS, INC. AND SUBSIDIARIES

markets and sells a women's apparel line, principally under private labels. As a result of the acquisition, the Company expects to increase its sales volume through the sale of S.L. Danielle products assuming it can maintain existing customers for such lines and/or obtain new customer relationships for such products.

     The aggregate purchase price was approximately $5.1 million, including cash of $4.4 million, 100,000 shares of common stock of the Company valued at $84,000 and stock options to purchase 500,000 shares of common stock of the Company valued at $384,000 and transaction costs of approximately $250,000. The acquisition was funded by CIT through revolving credit borrowings of $4.6 million. The value of the 100,000 shares of common stock of the Company was determined based on the average market price of the Company's common stock over the 3-day period before and after the date of the acquisition. The 500,000 stock options were granted at the fair market value on the date of the acquisition and were valued using the Black Scholes option price model.

     The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. The Company is in the process of finalizing the purchase price allocation including the fair value of assets acquired. The final allocation could differ from the estimated fair value.


                                          At November 27, 2002
                                          (in thousands)
      Current assets                        $         3,590
      Property, plant, and equipment                     36
      Intangible assets                                  90
      Goodwill                                        1,421
                                            -----------------
             Total Assets acquired          $         5,137
                                            =================

     The following unaudited pro forma information presents financial information of the Company as though the acquisition had been completed as of the beginning of each of the periods set forth below.

                                                For the Quarter Ended                For the Nine Months Ended
                                             March 31,         March 31,            March 31,        March 31,
                                                2003              2002                2003              2002
                                          -----------------------------------   ------------------------------------
                                                     (Unaudited)                            (Unaudited)
                                                          (In thousands except per share amounts)

     Net sales                              $  40,983        $  48,395           $   113,557        $  125,038
     Net income (loss)                          2,094            2,052                 4,647            (3,587)
     Basic income (loss) per share               0.08             0.08                  0.17             (0.13)
     Diluted income (loss) per share             0.07             0.07                  0.16             (0.13)

                      BERNARD CHAUS, INC. AND SUBSIDIARIES

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

Information regarding the Company's stock options is summarized below:

                                                                                  Stock Options
                                                       --------------------------------------------------------------------
                                                                                                          Weighted Average
                                                            Number                  Exercise               Exercise Price
                                                          of Shares                Price Range
                                                       -----------------    --------------------------    -----------------
Outstanding at March 31, 2002                              5,254,901               $    .38 - $  3.50           $    .44
Options granted                                                    -               $        -                   $      -
Options canceled                                             (23,917)              $    .50 - $  0.50           $    .50
                                                       -----------------
Outstanding at June 30, 2002                               5,230,984               $    .38 - $  3.50           $    .44
Options granted                                              910,000               $    .75 - $   .84           $    .81
Options canceled                                             (15,290)              $    .50 - $   .75           $    .75
Options exercised                                             (6,100)              $    .50 - $   .50           $    .50
                                                       -----------------
Oustanding at March 31, 2003                               6,119,594               $    .38 - $  3.50           $    .49
                                                       =================    ==========================    =================

                      BERNARD CHAUS, INC. AND SUBSIDIARIES

The following table summarizes information about the Company's outstanding and exercisable stock options at March 31, 2003:

                                                   Outstanding                                 Exercisable
                                  ----------------------------------------------    ----------------------------------
                                                       Weighted-
                                                         Average      Weighted-                             Weighted-
                                                       Remaining        Average                               Average
                                                     Contractual       Exercise                              Exercise
Exercise Price                        Shares         Life (Yrs.)          Price        Shares                   Price
--------------------------------------------------------------------------------    ----------------------------------
$0.38                                  3,000,000            2.59          $0.38       2,000,000                 $0.38
$0.50                                  2,189,594            7.57          $0.50       1,153,416                 $0.50
$0.69                                     10,000            7.25          $0.69           5,000                 $0.69
$0.75                                    345,000            9.41          $0.75               -                 $ -
$0.84                                    550,000            5.11          $0.84               -                 $ -
$3.00                                     10,000            6.25          $3.00           7,500                 $3.00
$3.11                                     10,000            4.90          $3.11          10,000                 $3.11
$3.50                                      5,000            5.25          $3.50           5,000                 $3.50
--------------------------------------------------------------------------------    ----------------------------------
                                       6,119,594            5.00           $.49       3,180,916                 $0.44
--------------------------------------------------------------------------------    ----------------------------------


     The outstanding stock options have a weighted average contractual life of
5.0 years and 5.7 years as of March 31, 2003 and 2002, respectively. The number of stock options exercisable at March 31, 2003, June 30, 2002 and March 31, 2002 were 3,180,916, 1,321,250, and 1,321,250, respectively.

                      BERNARD CHAUS, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
        of Operations
        -------------

Results of Operations
---------------------

     Net sales for the quarter ended March 31, 2003 decreased by 6.0 % or $2.6 million to $41.0 million from $43.6 million for the quarter ended March 31, 2002. The decrease in net sales for the quarter was primarily due to a decrease in sales for the Chaus product lines partially offset by sales from the Company's recently acquired S.L. Danielle product lines. The decrease in net sales for the Chaus product lines was primarily due to a decrease in number of units shipped.

     Net sales for the nine months ended March 31, 2003 decreased by 6.0% or $6.3 million to $106.7 million from $113.0 million for the nine months ended March 31, 2002. The decrease in net sales for the nine months ended March 31, 2003 was due to the decrease in sales for the Chaus product lines partially offset by sales from the Company's recently acquired S.L. Danielle product lines. The decrease in net sales for the Chaus product lines was due to a 6.9% decrease in number of units shipped and a 3.2% decrease in the average selling price as a result of the product mix and lower standard selling prices. The Company was able to lower its standard selling price due to reduced costs. The ongoing difficult women's retail environment continues to adversely impact the Company's net sales.

     Gross profit for the quarter ended March 31, 2003 increased $1.1million to $10.4 million as compared to $9.3 million for the quarter ended March 31, 2002. As a percentage of net sales, gross profit increased to 25.3% for the quarter ended March 31, 2003 from 21.3% for the quarter ended March 31, 2002. The increase in gross profit dollars was primarily due to the gross profit from the Company's recently acquired S.L. Danielle product lines and lower sales discounts and higher initial markup in the Chaus product lines. The increase in gross profit as a percentage of sales was primarily due to lower sales discounts for the Chaus product lines, which was made possible by tighter inventory management and in addition to an increase in the initial markup.

     Gross profit for the nine months ended March 31, 2003 increased $7.5 million to $28.0 million as compared to $20.5 million for the nine months ended March 31, 2002. As a percentage of net sales, gross profit increased to 26.3% for the nine months ended March 31, 2003 from 18.2% for the nine months ended March 31, 2002. The increase in gross profit dollars and gross profit percentage for the nine months was primarily a result of lower sales discounts for the Chaus product lines, which was made possible by tighter inventory management and in addition to an increase in the initial markup.

     Selling, general and administrative ("SG&A") expenses increased by $.7 million to $7.8 million for the quarter ended March 31, 2003 from $7.1 million for the quarter ended March 31, 2002. The increase was primarily due to SG&A expenses related to the Company's recently acquired S.L. Danielle product lines. SG&A expenses as a percentage of net sales increased to 19.0% for the quarter ended March 31, 2003 compared to 16.3% for the quarter ended March 31, 2002. The increase in SG&A expense as a percentage of net sales was due to the decrease in sales volume, which reduced the Company's leverage on SG&A expenses.

     SG&A for the nine months ended March 31, 2003 decreased by $.6 million to $22.5 million from $23.1 million for the nine months ended March 31, 2002. The decrease was primarily due to a decrease in payroll and payroll related expenses associated with the Company's Chaus product lines ($1.3 million) partially offset by SG&A expenses related to the Company's recently acquired S.L. Danielle product lines. SG&A expenses as a percentage of net sales increased to 21.1% for the nine months ended March 31, 2003 compared to 20.5% for the nine months ended March 31, 2002. The increase in SG&A expense as a percentage of net sales was due to the

                      BERNARD CHAUS, INC. AND SUBSIDIARIES

decrease in sales volume, which reduced the Company's leverage on SG&A expenses.

     Interest expense was lower for fiscal 2003 as compared to fiscal 2002 due to decreased revolving credit borrowings and lower interest rates.

     The provisions for income taxes for the quarters and nine months ended March 31, 2003 and 2002 reflect a provision for state and local taxes. New Jersey and California enacted new tax legislation temporarily suspending the use of net operating loss (NOL) carryforwards against income. Accordingly, for fiscal year 2003, the Company has made provisions for additional state income taxes. See discussion below under Critical Accounting Policies and Estimates regarding income taxes and the Company's federal net operating loss carryforward.

Financial Position, Liquidity and Capital Resources
---------------------------------------------------

General

     Net cash used in operating activities was $2.0 million for the nine months ended March 31, 2003 as compared to cash used in operating activities of $12.1 million for the nine months ended March 31, 2002. Cash used in operating activities for such nine month period of fiscal 2003 was primarily the result of an increase in accounts receivable ($10.9 million), increase in inventories ($1.5 million) partially offset by net income ($4.2 million), and an increase in accounts payable ($3.5 million).

     Cash used in investing activities in the nine months ended March 31, 2003 was $4.9 million compared to $0.8 million in the previous year. The investing activities for the nine months ended March 31, 2003 consisted of $4.7 million for the acquisition of S.L. Danielle (discussed below) and $.2 million for capital expenditures of fixed assets. The Company anticipates additional capital expenditures of approximately $0.2 million for the remainder of fiscal year 2003. Investing activities for the nine months ended March 31, 2002 consisted of $0.4 million for in-store shops and $0.3 million for leasehold improvements and management information system upgrades.

     Net cash provided by financing activities was $6.9 million for the nine months ended March 31, 2003 as the result of net proceeds from short-term borrowing of $7.6 million partially offset by principal payments on the Term Loan (as defined below) of $0.8 million. Net cash provided by financing activities was $12.8 million for the nine months ended March 31, 2002 as the result of net proceeds from short-term borrowing of $13.5 million partially offset by principal payments on the Former Term Loan of $0.8 million.

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

     At the option of the Company, the Revolving Facility and the Term Loan each may bear interest either at the JPMorgan Chase Bank Rate ("Prime Rate") or the London Interbank Offered Rate ("LIBOR"). If the Company chooses the JPMorgan Chase Bank Rate, the interest (i) on the Revolving Facility accrues at a rate of 1/2

                      BERNARD CHAUS, INC. AND SUBSIDIARIES

of 1% above the Prime Rate for fiscal 2003 and until the first day of the month following delivery of the Company's fiscal 2003 financials to the Lender (the "Adjustment Date") and thereafter at a rate ranging from the Prime Rate to 3/4 of 1% above the Prime Rate and (ii) on the Term Loan accrues at a rate of 1% above the Prime Rate for fiscal 2003 and until the Adjustment Date and thereafter at a rate ranging from 1/2 of 1% above the Prime Rate to 1 1/4 % above the Prime Rate. If the Company chooses LIBOR, the interest (i) on the Revolving Facility accrues at a rate of 3 1/4% above LIBOR for fiscal 2003 and until the Adjustment Date and thereafter at a rate ranging from 2 3/4% above LIBOR to 3 1/2% above LIBOR and (ii) on the Term Loan accrues at a rate of 3 3/4% above LIBOR for fiscal 2003 and until the Adjustment Date and thereafter at a rate ranging from 3 1/4% above LIBOR to 4% above LIBOR. All adjustments to interest rates will be determined upon delivery of the Company's fiscal 2003 financials to the Lender, based upon the Company's availability under the Revolving Facility and certain fixed charge coverage ratios and leverage ratios. The interest rate as of March 31, 2003 on the Revolving Facility was 4.75% and on the Term Loan was 5.25%.

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

     The Financing Agreement contains numerous financial and operational covenants, including limitations on additional indebtedness, liens, dividends, stock repurchases and capital expenditures. In addition, the Company is required to maintain (i) specified levels of tangible net worth, (ii) certain fixed charge coverage ratios, (iii) certain leverage ratios, and (iv) specified levels of minimum borrowing availability under the Revolving Facility. The Company is in compliance with all covenants at March 31, 2003. In the event of the early termination by the Company of the Financing Agreement, the Company will be liable for termination fees of (i) (a) $500,000 plus (b) any unpaid portion of the $500,000 in minimum factoring commission fees otherwise due in the first year of the term as described below, if termination occurs within twelve months of the closing date; or (ii) (a) $350,000 if termination occurs between the thirteenth and the twenty-fourth month from the closing date plus, (b) any unpaid portion of the $250,000 minimum factoring commission fees otherwise due for the first half of the second year of the term , if termination occurs between the thirteenth and eighteenth month from the closing date; or (iii) $150,000 if termination occurs after the twenty-fourth month from the closing date. The Company may prepay at any time, in whole or in part, the Term Loan without penalty. The Financing Agreement expires on September 27, 2005. A fee of $125,000 was paid in connection with the new Financing Agreement.

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

                      BERNARD CHAUS, INC. AND SUBSIDIARIES

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

     On March 31, 2003, the Company had $12.4 million of outstanding letters of credit under the Revolving Facility, total availability of approximately $9.5 million under the new Financing Agreement and $11.2 in revolving credit borrowings. At March 31, 2002, the Company had $15.0 million of outstanding letters of credit, total availability of approximately $1.0 million and borrowings of $18.6 million, in each case, under the Former Revolving Facility.

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

Future Financing Requirements

     At March 31, 2003, the Company had working capital of $15.5 million as compared with working capital of $10.9 million at March 31, 2002. The Company had borrowings of $11.2 million and outstanding letters of credit of $12.4 million at March 31, 2003 as compared with revolving credit borrowings of $18.6 million and outstanding letter of credit of $ 15.0 million at March 31, 2002. The decrease in revolving credit borrowings was primarily a result of the Company's net income of $6.2 million during the past twelve months. The Company's business plan requires the availability of sufficient cash flow and borrowing capacity to finance its product lines. The Company expects to satisfy such requirements through cash flow from operations and borrowings under the

                      BERNARD CHAUS, INC. AND SUBSIDIARIES

Financing Agreement. The Company believes that it has adequate resources to meet its needs for the foreseeable future assuming that it meets its business plan and satisfies the covenants set forth in the new Financing Agreement.

     The foregoing discussion contains forward-looking statements which are based upon current expectations and involve a number of uncertainties, including, but not limited to, the Company's ability to comply with the financial covenants and adequacy of borrowing base in accordance with the Financing Agreement, the Company's ability to maintain its borrowing capabilities under the Financing Agreement, and retail market conditions and consumer acceptance of the Company's products including the products of S.L. Danielle.

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

     The aggregate purchase price was approximately $5.1 million, including cash of $4.4 million, 100,000 shares of common stock of the Company valued at $84,000 and stock options to purchase 500,000 shares of common stock of the Company valued at $384,000 and transaction costs of approximately $250,000. The acquisition was funded by CIT through revolving credit borrowings of $4.6 million. The value of the 100,000 shares of common stock of the Company was determined based on the average market price of the Company's common stock over the 3-day period before and after the date of the acquisition. The 500,000 stock options were granted at the fair market value on the date of the acquisition and were valued using the Black-Scholes option price model.

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

                      BERNARD CHAUS, INC. AND SUBSIDIARIES

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

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain

                      BERNARD CHAUS, INC. AND SUBSIDIARIES

Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. This Statement also established that fair value is the objective for initial measurement of the liability. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 did not have an impact on the consolidated financial statements.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure--an amendment of FASB Statement No. 123". SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The amendments to Statement 123 contained in SFAS No. 148 are effective for financial statements for fiscal years ending after December 15, 2002. The amendment to Statement 123 and the amendment to Opinion 28 contained in SFAS No. 148 are effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. The Company adopted the disclosure requirements of SFAS No. 148.

     In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires the recognition of liabilities for guarantees that are issued or modified subsequent to December 31, 2002. The liabilities should reflect the fair value, at inception, of the guarantors' obligations. The adoption of FIN 45 did not have an impact on the consolidated financial statements.

     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 requires unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse the risks and rewards of ownership among their owners and other parties involved. The provisions of FIN 46 are applicable immediately to all variable interest entities created after January 31, 2003 and variable interest entities in which an enterprise obtains an interest in after that date, and for variable interest entities created before this date, the provisions are effective July 1, 2003. The adoption of FIN 46 did not have an impact on the consolidated financial statements as the Company does not have interests in variable interest entities.

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

     Revenue Recognition - The Company recognizes sales upon shipment of products to customers since title and risk of loss passes upon shipment. Provisions for estimated uncollectible accounts, discounts and returns and allowances are provided when sales are recorded based upon historical experience and current trends. While such

                      BERNARD CHAUS, INC. AND SUBSIDIARIES

amounts have been within expectations and the provisions established, the Company cannot guarantee that it will continue to experience the same rates as in the past. Accounts receivable reserves were $1.4 million and $0.9 million at March 31, 2003 and 2002, respectively. The increase in accounts receivable reserves was due to an increase in accrued markdown allowances and the reserve associated with S.L. Danielle's accounts receivable.

     Inventories - Inventory is stated at the lower of cost or market, cost being determined on the first-in, first-out method. Reserves for slow moving and aged merchandise are provided based on historical experience and current product demand. Inventory reserves were $0.6 million and $1.0 million at March 31, 2003 and 2002, respectively. The decrease in inventory reserves was due to a reduction in slow moving and aged merchandise as compared to last year. While markdowns have been within expectations and the provisions established, the Company cannot guarantee that it will continue to experience the same level of markdowns as in the past.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
-------------------------------------------------------------------

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

     At March 31, 2003 and 2002, the carrying amounts of the Company's revolving credit borrowings and term loan approximated fair value. As of March 31, 2003, the Company's revolving credit borrowings under the Financing Agreement bore interest at 4.75%. As of March 31, 2003, the Company's Term Loan bore interest at 5.25%. Under the Financing Agreement, as of March 31, 2003, a hypothetical immediate 10% adverse change in

                      BERNARD CHAUS, INC. AND SUBSIDIARIES

prime interest rates relating to our revolving credit borrowings and term loan would have a $0.1 million unfavorable impact on our earnings and cash flows over a one-year period.

Item 4. Controls and Procedures.
--------------------------------

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

                      BERNARD CHAUS, INC. AND SUBSIDIARIES

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.
-------  ---------------------------------
         Exhibits.


         *99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Josephine Chaus.

         *99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Barton Heminover.

         *          Filed herewith

         (b) The Company filed no reports on Form 8-K during the quarter ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            BERNARD CHAUS, INC.
                            (Registrant)



Date:  May 9, 2003          By: /s/ Josephine Chaus
                               --------------------
                            JOSEPHINE CHAUS
                            Chairwoman of the Board,and
                            Chief Executive Officer


Date:  May 9, 2003          By: /s/ Nicholas DiPaolo
                               ---------------------
                            NICHOLAS DIPAOLO
                            Vice Chairman of the Board, and
                            Chief Operating Officer


Date:  May 9, 2003          By: /s/ Barton Heminover
                               ---------------------
                            BARTON HEMINOVER
                            Chief Financial Officer

                      BERNARD CHAUS, INC. AND SUBSIDIARIES
                                 CERTIFICATIONS

I, Josephine Chaus, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Bernard Chaus, Inc. (the "Company") for the fiscal quarter ended March 31, 2003 (this "Report");

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

May 9, 2003
                           /s/ Josephine Chaus
                           -----------------------------------
                           Josephine Chaus
                           Chairwoman of the Board and Chief Executive Officer

                      BERNARD CHAUS, INC. AND SUBSIDIARIES

I, Barton Heminover, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Bernard Chaus, Inc. (the "Company") for the fiscal quarter ended March 31, 2003 (this "Report");

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

May 9, 2003

                                        /s/ Barton Heminover
                                        ------------------------------------
                                        Barton Heminover
                                        Chief Financial Officer

                      BERNARD CHAUS, INC. AND SUBSIDIARIES

                                INDEX TO EXHIBITS


    EXHIBIT NUMBER                               EXHIBIT TITLE
------------------               -----------------------------

99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002