Form 10-K
period 2003-06-30
CHAUS BERNARD INC
filed 2003-09-11
CIK 793983

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-K
  [X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                     For the fiscal year ended June 30, 2003
                                       or
  [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                   For the transition period from      to

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         Indicate by check mark whether the registrant is an accelerated filer
(as defined in Exchange Act Rule 12b-2) Yes   No X

         The aggregate market value of the voting stock held by non-affiliates of the registrant on August 26, 2003 was $10,168,000

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

      Date                            Class                   Shares Outstanding
      ----                            -----                   ------------------
August 26, 2003           Common Stock, $0.01 par value           27,322,007

                                                        LOCATION IN FORM 10-K IN
          DOCUMENTS INCORPORATED BY REFERENCE              WHICH INCORPORATED
          -----------------------------------              ------------------
Portions of registrant's Proxy Statement for the Annual        Part III
 Meeting of Stockholders to be held November 12, 2003.

PART I

ITEM 1.  BUSINESS.

GENERAL

         Bernard Chaus, Inc. (the "Company" or "Chaus") designs, arranges for the manufacture of and markets an extensive range of women's career and casual sportswear principally under the JOSEPHINE CHAUS(R) COLLECTION, and JOSEPHINE CHAUS(R) SPORT trademarks and under private label brands names. The Company's products are sold nationwide through department store chains, specialty retailers and other retail outlets. The Company has positioned its JOSEPHINE CHAUS product line into the opening price points of the "better" category. In December 2002, the Company acquired certain assets of S.L. Danielle, Inc. ("SL Danielle"). SL Danielle designs, arranges for the manufacture of and markets women's moderately priced private label clothing. As used herein, fiscal 2003 refers to the fiscal year ended June 30, 2003, fiscal 2002 refers to the fiscal year ended June 30, 2002 and fiscal 2001 refers to the fiscal year ended June 30, 2001.

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

JOSEPHINE CHAUS WOMAN AND PETITE COLLECTIONS - collections of the items from the clothing lines set forth above specializing in large and petite sizes.

PRIVATE LABEL - the Company also sells private label apparel manufactured according to customers' specifications.

         The above products, while sold as separates, are coordinated by styles, color schemes and fabrics and are designed to be merchandised and worn together. The Company believes that the target consumers for its products are women aged 25 to 65.

         During fiscal 2003, the suggested retail prices of the Company's Chaus products ranged between $24.00 and $180.00. The Company's jackets ranged in price between $98.00 and $180.00, its blouses and sweaters ranged in price between $30.00 and $120.00, its skirts and pants ranged in price between $38.00 and $110.00, and its knit tops and bottoms ranged in price between $18.00 and $68.00.

         The following table sets forth a breakdown by percentage of the Company's net sales by brand for fiscal 2001 through fiscal 2003:

                                                      Fiscal Year Ended June 30,
                                                      2003       2002       2001
                                                      ----       ----       ----
Josephine Chaus Collection                             42%        44%        38%
Josephine Chaus Sport                                  22         24         25
Josephine Chaus Woman Collection                        9          9         10
Josephine Chaus Petite Collection                       9          7          8
Chaus & Co.                                             1          7          0
Josephine Chaus Studio                                  0          6          8
Josephine Chaus Essentials                              0          0         10
Private Label and Other                                17          3          1
                                                      ---        ---        ---
   Total                                              100%       100%       100%

BUSINESS SEGMENTS

         The Company operates in one segment, women's career and casual sportswear. In addition, less than 1% of total revenue is derived from customers outside the United States. The majority of the Company's long-lived assets are located in the United States.

CUSTOMERS

         The Company's products are sold nationwide in an estimated 3,500 stores operated by approximately 111 department store chains, specialty retailers and other retail outlets. The Company does not have any long-term commitments or contracts with any of its customers.

         The Company extends credit to the majority of its customers through a factoring agreement with CIT. Under the factoring arrangement, the Company receives payment from CIT only after CIT has been paid by the Company's customers. CIT assumes only the risk of our customers' financial inability to pay. All other receivable risks are retained by the Company, including, but not limited to allowable customer markdowns, operational chargebacks, disputes, discounts, and returns. The Company expects the factoring agreement to terminate in March 2004 assuming certain conditions contained in its credit facility are satisfied. At such time the Company will continue to extend credit to its customers based upon an evaluation of the customers' financial condition and credit history. At June 30, 2003, approximately 98% of the Company's accounts receivable was due from CIT. At June 30, 2003 and 2002, approximately 72 % and 71 %, respectively of the Company's accounts receivable were due from customers owned by three single corporate entities. During fiscal 2003, approximately 73% of the Company's net sales were made to customers owned by three single corporate entities, as compared to 70% in fiscal 2002 and 77% in fiscal 2001. Sales to Dillard's Department Stores accounted for 40% of net sales in fiscal 2003, 34% in fiscal 2002 and 39% in fiscal 2001. Sales to TJX Companies, Inc. accounted for approximately 23% of the Company's net sales in fiscal 2003, 18% of net sales in fiscal 2002 and 13% in fiscal years 2001. Sales to the May Department Stores Company accounted for approximately 10% of the Company's net sales in fiscal 2003, 18% in fiscal 2002 and 25% in fiscal 2001. As a result of the Company's dependence on its major customers, such customers may have the ability to influence the Company's business decisions. The loss of or significant decrease in business from any of its major customers would have a material adverse effect on the Company's financial position and results of operations. In addition, the Company's ability to achieve growth in revenues is dependent, in part, on its ability to identify new distribution channels.

SALES AND MARKETING

         The Company's selling operation is highly centralized. Sales to the Company's department and specialty store customers are made primarily through the Company's New York City showrooms. As of June 30, 2003, the Company had an in-house sales force of 12, all of whom are located in the New York City showrooms. The Company does not employ independent sales representatives or operate regional sales offices, but it does participate in various regional merchandise marts. This sales structure enables management to control the Company's selling operation more effectively, to limit travel expenses, as well as to deal directly with, and be readily accessible to, major customers.

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

MANUFACTURING AND DISTRIBUTION

         The Company does not own any manufacturing facilities; all of its products are manufactured in accordance with its design specifications and production schedules through arrangements with independent manufacturers. The Company believes that outsourcing its manufacturing maximizes its flexibility while avoiding significant capital expenditures, work-in-process buildup and the costs of a large workforce. Approximately 95% of its product is manufactured by independent suppliers located primarily in South Korea, Hong Kong, Taiwan, China, Indonesia and elsewhere in the Far East. Less than 5% of the Company's products are manufactured in the United States. No contractual obligations exist between the Company and its manufacturers except on an order-by-order basis. During fiscal 2003, the Company purchased approximately 62% of its finished goods from its ten largest manufacturers, including approximately 13% of its purchases from its largest manufacturer. Contracting with foreign manufacturers enables the Company to take advantage of prevailing lower labor rates and to use a skilled labor force to produce high quality products.

         Generally, each manufacturer agrees to produce finished garments on the basis of purchase orders from the Company, specifying the price and quantity of items to be produced and supported by a letter of credit naming the manufacturer as beneficiary to secure payment for the finished garments.

         The Company's technical production support staff, located in New York City, coordinates the production of patterns and the production of samples from the patterns by its production staff and by overseas manufacturers. The production staff also coordinates the marking and the grading of the patterns in anticipation of production by overseas manufacturers. The overseas manufacturers produce finished garments in accordance with the production samples and obtain necessary quota allocations and other requisite customs clearances. Branch offices of the Company's subsidiaries in Korea, Taiwan and Hong Kong monitor production at each manufacturing facility to control quality, compliance with the Company's specifications and timely delivery of finished garments, and arrange for the shipment of finished products to the Company's New Jersey distribution center. Approximately 93% of the Company's finished goods are shipped to the Company's New Jersey distribution center for final inspection, assembly into collections, allocation and shipment to customers. A third party distributor ships the remaining finished goods.

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

         The Company uses a broad range of fabrics in the production of its clothing, consisting of synthetic fibers (including polyester and acrylic), natural fibers (including cotton and wool), and blends of natural and synthetic fibers. The Company does not have any formal, long-term arrangements with any fabric or other raw material supplier. During fiscal 2003, virtually all of the fabrics used in the Company's products manufactured in the Far East were ordered from the Company's five largest suppliers in the Far East, which are located in Japan, Taiwan, Hong Kong and Korea. The Company selects the fabrics to be purchased for production in accordance with the Company's specifications. To date, the Company has not experienced any significant difficulty in obtaining fabrics or other raw materials and considers its sources of supply to be adequate.

         The Company operates under substantial time constraints in producing each of its collections. Orders from the Company's customers generally precede the related shipping period by up to four months. In order to make timely delivery of merchandise which reflects current style trends and tastes, the Company attempts to schedule a substantial portion of its fabric and manufacturing commitments relatively late in a production cycle. However, in order to secure adequate amounts of quality raw materials, especially greige (i.e., "undyed") goods, the Company must make some advance commitments to suppliers of such goods. Many of these early commitments are made subject to changes in colors, assortments and/or delivery dates.

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

         The United States and the countries in which the Company's products are manufactured may, from time to time, impose new quotas, duties, tariffs or other restrictions, or adversely adjust presently prevailing quotas, duty or tariff levels, with the result that the Company's operations and its ability to continue to import products at current or increased levels could be adversely affected. The Company cannot predict the likelihood or frequency of any such events occurring. The Company monitors duty, tariff and quota-related developments, and seeks continually to minimize its potential exposure to quota-related risks through, among other measures, geographical diversification of its manufacturing sources, allocation of production of merchandise categories where more quota is available and shifts of production among countries and manufacturers. The expansion in the past few years of the Company's varied manufacturing sources and the variety of countries in which it has potential manufacturing arrangements, although not the result of specific import restrictions, have had the result of reducing the potential adverse effect of any increase in such restrictions. In addition, substantially all of the Company's products are subject to United States customs duties. Due to the large portion of the Company's products, which are produced abroad, any substantial disruption of its foreign suppliers could have a material adverse effect on the Company's operations and financial condition. In September 2001, the Company completed a United States Customs Duty Audit covering a prior five year period and recorded a $0.4 million charge in the fiscal year ended June 30, 2001 for costs associated with the audit.

BACKLOG

         As of August 27, 2003 and 2002, the Company's order book reflected unfilled customer orders for approximately $59.2 million and $56.5 million of merchandise, respectively. Order book data at any date are materially affected by the timing of the initial showing of collections to the trade, as well as by the timing of recording of orders and of shipments. The order book represents customer orders prior to discounts. Accordingly, a comparison of unfilled orders from period to period is not necessarily meaningful and may not be indicative of eventual actual shipments.

TRADEMARKS

         CHAUS, CHAUS & CO., CHAUS SPORT, CHAUS WOMAN, MS. CHAUS, JOSEPHINE, and JOSEPHINE CHAUS, are registered trademarks of the Company for use on ladies' garments. The Company considers its trademarks to be strong and highly recognized, and to have significant value in the marketing of its products.

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

EMPLOYEES

         At June 30, 2003, the Company employed 260 employees as compared with 242 employees at June 30, 2002. This total includes 60 in managerial and administrative positions, approximately 57 in design, production and production administration, 16 in marketing, merchandising and sales and 70 in distribution. Of the Company's total employees, 57 were located in the Far East. The Company is a party to a collective bargaining agreement with the Amalgamated Workers Union, Local 88, covering 73 full-time employees. This agreement expired August 31, 2003 and the Company is negotiating a new collective bargaining agreement with its union. Although the Company can give no assurance, it expects to be able to negotiate a favorable collective bargaining agreement with its union.

         The Company considers its relations with its employees to be satisfactory and has not experienced any business interruptions as a result of labor disagreements with its employees.

EXECUTIVE OFFICERS

The executive officers of the Company are:

NAME                AGE   POSITION
----                ---   --------
Josephine Chaus     52    Chairwoman of the Board and Chief Executive Officer
Nicholas DiPaolo    62    Vice Chairman of the Board and Chief Operating Officer
Greg Mongno         41    President of the Company
Barton Heminover    49    Chief Financial Officer

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

ITEM 2.  PROPERTIES.

         The Company's principal executive office is located at 530 Seventh Avenue in New York City where the Company leases approximately 28,000 square feet. This lease expires in May 2009. This facility also houses the Company's showrooms and its sales, design, production and merchandising staffs. Net base rental expense for the executive offices aggregated approximately $0.9 million in each of fiscal 2003, fiscal 2002 and fiscal 2001.

         The Company's technical production support facility (including its sample and patternmakers) is located at 519 Eighth Avenue in New York City where the Company leases approximately 15,000 square feet. This lease expires in August 2009. Net base rental expense for the technical production support facilities aggregated approximately $0.3 million in each of fiscal 2003, fiscal 2002, and fiscal 2001.

         The Company's distribution center is located in Secaucus, New Jersey where the Company leases approximately 276,000 square feet. This facility also houses the Company's administrative and finance personnel, its computer operations, and its one retail outlet store. This space is occupied under a lease expiring June 30, 2004. Base rental expense for the Secaucus facility aggregated approximately $1.2 million in each of fiscal 2003, fiscal 2002, and fiscal 2001.

         Office locations are also leased in Hong Kong, Korea and Taiwan, with annual aggregate rental expense of approximately $0.1 million for each of fiscal 2003, fiscal 2002, and fiscal 2001.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Company's common stock, par value $0.01 per share (the "Common Stock"), is currently traded in the over the counter market and quotations are available on the Over the Counter Bulletin Board (OTC BB: CHBD).

The following table sets forth for each of the Company's fiscal periods indicated the high and low bid prices for the Common Stock as reported on the OTC BB. These prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

                                                                 HIGH       LOW
                                                                 ----       ---
FISCAL 2002

              First Quarter.....................................$0.50      $0.26
              Second Quarter.....................................0.50       0.31
              Third Quarter......................................0.47       0.35
              Fourth Quarter.....................................0.55       0.35

FISCAL 2003
              First Quarter.....................................$0.77      $0.45
              Second Quarter.....................................0.85       0.52

              Third Quarter......................................0.92       0.55
              Fourth Quarter.....................................0.93       0.77

FISCAL 2004
              July 01-August 29, 2003...........................$1.65      $0.92

As of August 26, 2003, the Company had approximately 444 stockholders of record.

         The Company has not declared or paid cash dividends or made other distributions on the Common Stock since prior to its 1986 initial public offering. The payment of dividends, if any, in the future is within the discretion of the Board of Directors and will depend on the Company's earnings, capital requirements and financial condition. It is the present intention of the Board of Directors to retain all earnings, if any, for use in the Company's business operations and, accordingly, the Board of Directors does not expect to declare or pay any dividends in the foreseeable future. In addition, the Company's Financing Agreement prohibits the Company from declaring dividends or making other distributions on its capital stock, without the consent of the lender. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Financial Condition, Liquidity and Capital Resources."

ITEM 6.  SELECTED FINANCIAL DATA.

         The following financial information is qualified by reference to, and should be read in conjunction with, the Consolidated Financial Statements of the Company and the notes thereto, as well as Management's Discussion and Analysis of Financial Condition and Results of Operations contained elsewhere herein.

STATEMENT OF OPERATIONS DATA:

                                                                 FISCAL YEAR ENDED JUNE 30,
                                               -----------------------------------------------------------
                                                 2003        2002         2001         2000        1999
                                               ---------   ---------    ---------    ---------   ---------
                                                        (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net sales                                      $ 140,225   $ 145,769    $ 149,499    $ 181,538   $ 187,875
Cost of goods sold                               104,398     116,951      122,324      142,909     137,958
                                               ---------   ---------    ---------    ---------   ---------
Gross profit                                      35,827      28,818       27,175       38,629      49,917
Selling, general and administrative expenses      29,634      30,130       32,666       36,075      36,512
Other income                                        --          (193)        --           --          --
Interest expense, net                              1,091       2,049        2,121        2,358       2,360
                                               ---------   ---------    ---------    ---------   ---------
Income (loss) before income tax provision
  (benefit)                                        5,102      (3,168)      (7,612)         196      11,045
Income tax provision (benefit)                       425        (944)          11            4         200
                                               ---------   ---------    ---------    ---------   ---------
Net income (loss)                              $   4,677   $  (2,224)   $  (7,623)   $     192   $  10,845
                                               =========   =========    =========    =========   =========
Basic earnings (loss) per share (1)            $    0.17   $   (0.08)   $   (0.28)   $    0.01   $    0.40
                                               =========   =========    =========    =========   =========
Diluted earnings (loss) per share (2)          $    0.16   $   (0.08)   $   (0.28)   $    0.01   $    0.40
                                               =========   =========    =========    =========   =========
Weighted average number of common
  shares outstanding - basic                      27,384      27,216       27,216       27,174      27,116
                                               =========   =========    =========    =========   =========
Weighted average number of common and common
  equivalent shares outstanding - diluted         29,912      27,216       27,216       27,183      27,191
                                               =========   =========    =========    =========   =========

BALANCE SHEET DATA

                                                                      AS OF JUNE 30,
                                               -----------------------------------------------------------
                                                 2003        2002         2001         2000        1999
                                               ---------   ---------    ---------    ---------   ---------
Working capital                                 $15,653     $12,404      $15,185      $23,891     $29,330
Total assets                                     39,847      35,691       44,795       49,045      53,484
Short-term debt, including current portion of
  long-term debt                                  1,500       4,716        6,024        1,000       1,000
Long-term debt                                    7,875       9,375       10,500       11,500      12,500
Stockholders' equity                             13,109       8,213       10,679       18,302      17,860

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

The following table sets forth, for the years indicated, certain items expressed as a percentage of net sales.

                                                    Fiscal Year Ended June 30,
                                                    ---------------------------
                                                     2003       2002       2001
                                                    -----      -----      -----
Net sales                                           100.0%     100.0%     100.0%
Gross profit                                         25.5       19.8       18.2
Selling, general and administrative expenses         21.1       20.7       21.9

Interest expense                                      0.8        1.4        1.4
Net income (loss)                                     3.3       (1.5)      (5.1)

Fiscal 2003 Compared to Fiscal 2002

         Net sales for fiscal 2003 decreased 3.8% or $5.6 million to $140.2 million as compared to $145.8 million for fiscal 2002. The decrease in net sales was primarily due to lower net sales for the Chaus product lines partially offset by private label merchandise sales resulting from S.L. Danielle product lines acquired in December 2002.

         Gross profit for fiscal 2003 increased $7.0 million to $35.8 million as compared to $28.8 million for fiscal 2002. As a percentage of sales, gross profit increased to 25.5% for fiscal 2003 from 19.8% for fiscal 2002. The increase in gross profit dollars and gross profit percentage was primarily due to an increase in the overall markup, lower sales discounts and better inventory management for the Chaus product lines. S.L. Danielle sales also contributed to the increase in gross profit dollars.

         Selling, general and administrative ("SG&A") expenses decreased by $0.5 million for fiscal 2003 as compared to fiscal 2002. As a percentage of net sales, SG&A expenses increased to 21.1% in fiscal 2003 as compared to 20.7% in fiscal 2002. The decrease in SG&A expenses was primarily due to decreases in payroll and payroll related expenses ($1.0 million), marketing and advertising expenses ($0.4 million), provision for bad debts ($0.3 million) and professional fees ($0.2 million) associated with the Company's Chaus product lines. These decreases were partially offset by increases in overhead of approximately$1.5 million related to the Company's addition of the S.L. Danielle product lines in December of 2002. The increase in SG&A expense as a percentage of net sales was due to a decrease in sales volume, which reduced the Company's leverage on SG&A expenses.

         Interest expense decreased by $1.0 million for fiscal 2003 as compared to fiscal 2002. The decrease was due to lower revolving credit borrowings and interest rates.

         The provision for income taxes for fiscal 2003 reflects a provision for certain federal, state and local taxes. For fiscal 2003, the Company's income tax provision includes federal alternative minimum taxes (AMT) that are not offset by the Company's net operating loss (NOL) carryforward from prior years. New Jersey enacted new tax legislation temporarily suspending the use of net operating loss (NOL) carryforwards against income. Accordingly, for fiscal 2003, the Company has made provisions for additional state income taxes. See discussion below under Critical Accounting Policies and Estimates regarding income taxes and the Company's federal net operating loss carryforward.

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

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

General

         Net cash provided by operating activities was $12.2 million for fiscal 2003 as compared to net cash provided by operating activities of $3.2 million for fiscal 2002, and net cash used in operating activities of $6.6 million for fiscal 2001. Net cash provided by operating activities for fiscal 2003 resulted primarily from net income ($4.7 million), an increase in accounts payable ($3.0 million), a decrease in accounts receivable ($1.8 million).

         Net cash provided by operating activities for fiscal 2002 resulted primarily from a decrease in inventory ($5.5 million), and accounts receivable ($3.0 million), partially offset by a decrease in accounts payable ($3.8 million) and the net loss of $2.2 million in fiscal 2002.

         Cash used in investing activities was $5.0 million in fiscal 2003 compared to $0.8 million in fiscal 2002. The investing activities in fiscal 2003 consisted of $4.7 million for the acquisition of the S.L. Danielle product lines and $0.3 million for the purchase of fixed assets. In fiscal 2002 and fiscal 2001 purchases of fixed assets were $0.4 million and $0.9 million, respectively and consisted primarily of purchases of computer hardware and software systems. The Company also incurred capital expenditures for in-store shops of $0.4 million and $0.8 million in fiscal 2002 and fiscal 2001, respectively. In fiscal 2004, the Company anticipates capital expenditures of approximately $0.5 million consisting primarily of Management Information System upgrades.

         Cash used in financing activities for fiscal 2003 resulted from net repayments of $3.6 million for short-term bank borrowings and principal payments of $1.1 million on the term loan. Cash used in financing activities for fiscal 2002 resulted from net repayments of $1.4 million for short-term bank borrowings and principal payments of $1.0 million on the term loan. Cash provided by financing activities for fiscal 2001 resulted from net proceeds from short-term bank borrowings of $5.0 million offset by principal payments on the term loan of $1.0 million. In addition, the Company borrowed approximately $4.6 million to acquire SL Danielle in November 2002. As of June 30, 2003, the Company has repaid these borrowings.

Contractual Obligations and Commercial Commitments

The following table summarizes as of June 30, 2003, the Company's contractual obligations and commercial commitments by future period:

                                                                      Payments due by
                                                                       (in thousands)
                                                     Less than                                   After
Contractual obligations (in thousands)                 1 year      2-3 years     4-5 years      5 years
Operational leases                                    $ 2,609       $ 2,499       $ 2,264       $ 1,101
Inventory Purchase commitments Letters of Credits      11,600             -             -             -
Inventory Purchase commitments                         11,649             -             -             -
Short-term borrowings                                   1,500             -             -             -
Long-term borrowings                                        -         7,875             -             -
                                                      -------       -------       -------       -------
Total contractual obligations and commercial
  commitments                                         $27,358       $10,374       $ 2,264       $ 1,101
                                                      =======       =======       =======       =======

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

         At the option of the Company, the Revolving Facility and the Term Loan each may bear interest either at the JPMorgan Chase Bank Rate ("Prime Rate") or the London Interbank Offered Rate ("LIBOR"). If the Company chooses the JPMorgan Chase Bank Rate, the interest (i) on the Revolving Facility accrues at a rate of 1/2 of 1% above the Prime Rate for fiscal 2003 and until the first day of the month following delivery of the Company's consolidated financial statements for fiscal 2003 (the "2003 financials") to the Lender (the "Adjustment Date") and thereafter at a rate ranging from the Prime Rate to 3/4 of 1% above the Prime Rate and (ii) on the Term Loan accrues at a rate of 1% above the Prime Rate for fiscal 2003 and until the Adjustment Date and thereafter at a rate ranging from 1/2 of 1% above the Prime Rate to 1 1/4 % above the Prime Rate. If the Company chooses LIBOR, the interest (i) on the Revolving Facility accrues at a rate of 3 1/4% above LIBOR for fiscal 2003 and until the Adjustment Date and thereafter at a rate ranging from 2 3/4% above LIBOR to 3 1/2% above LIBOR and (ii) on the Term Loan accrues at a rate of 3 3/4% above LIBOR for fiscal 2003 and until the Adjustment Date and thereafter at a rate ranging from 3 1/4% above LIBOR to 4% above LIBOR. All adjustments to interest rates will be determined upon delivery of the Company's 2003 financials to the Lender, based upon the availability under the Revolving Facility and certain fixed charge coverage ratios and leverage ratios. The interest rate as of June 30, 2003 on the Revolving Facility was 4.5% and on the Term Loan was 5.0%.

         On September 27, 2002, the Company borrowed $18.3 million under the Revolving Facility and $10.5 million under the Term Loan. These borrowings were used to pay off the balances under the Former Financing Agreement of $18.3 million and the Former Term Loan of $10.5 million and for working capital purposes. Commencing October 1, 2002, amortization payments in the amount of $375,000 are payable quarterly in arrears in connection with the Term Loan. A balloon payment of $6.0 million is due on September 27, 2005 under the Term Loan. The Company's obligations under the Financing Agreement are secured by a first priority lien on substantially all of the Company's assets, including the Company's accounts receivable, inventory, intangibles, equipment, and trademarks and a pledge of the Company's stock in its subsidiaries.

         The Financing Agreement contains numerous financial and operational covenants, including limitations on additional indebtedness, liens, dividends, stock repurchases and capital expenditures. In addition, the Company is required to maintain (i) specified levels of tangible net worth, (ii) certain fixed charge coverage ratios, (iii) certain leverage ratios, and (iv) specified levels of minimum borrowing availability under the Revolving Facility. At June 30, 2003, the Company was in compliance with all of its covenants. In the event of the early termination by the Company of the Financing Agreement, the Company will be liable for termination fees of (i) (a) $500,000 plus (b) any unpaid portion of the $500,000 in minimum factoring commission fees otherwise due in the first year of the term, if termination occurs within twelve months of the closing date; or (ii) (a) $350,000 if termination occurs between the thirteenth and the twenty-fourth month from the closing date plus, (b) any unpaid portion of the $250,000 minimum factoring commission fees otherwise due for the first half of the second year of the term , if termination occurs between the thirteenth and eighteenth month from the closing date; or (iii) $150,000 if termination occurs after the twenty-fourth month from the closing date. The Company may prepay at any time, in whole or in part, the Term Loan without penalty. The Financing Agreement expires on September 27, 2005. A fee of $125,000 was paid in connection with the new Financing Agreement.

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

         On November 27, 2002, the Company and CIT agreed to an amendment to the original Financing Agreement in order to facilitate the S.L. Danielle acquisition discussed below. The Company and CIT agreed to add the Company's newly formed wholly-owned subsidiary, S.L. Danielle Acquisition, LLC (the "Additional Borrower"), as a co-borrower under the Financing Agreement and related factoring agreement. Accordingly, the Company and CIT (i) amended the Financing Agreement pursuant to a joinder agreement, which also constitutes Amendment No. 1 to the Financing Agreement (the "Amended Financing Agreement") and (ii) entered into a new factoring agreement with the Additional Borrower, to add the Additional Borrower as a co-borrower. The Company's and the Additional Borrower's obligations under the Amended Financing Agreement are secured by a first priority lien on substantially all of the Company's and the Additional Borrower's assets, including the Company's and the Additional Borrower's accounts receivable, inventory, intangibles, equipment, and trademarks and a pledge of the Company's stock and membership interest in the Company's subsidiaries, including the Additional Borrower.

         On June 30, 2003, the Company had $11.6 million of outstanding letters of credit under the Revolving Facility, total availability of approximately $10.7 million under the new Financing Agreement and no revolving credit borrowings. At June 30, 2002, the Company had $9.8 million of outstanding letters of credit, total availability of approximately $3.8 million and borrowings of $3.6 million, in each case, under the Former Revolving Facility.

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

Future Financing Requirements

         At June 30, 2003, the Company had working capital of $15.7 million as compared with working capital of $12.4 million at June 30, 2002. The Company's business plan requires the availability of sufficient cash flow and borrowing capacity to finance its product lines. The Company expects to satisfy such requirements through cash flow from operations and borrowings under its financing agreements. The Company believes that it has adequate resources to meet its needs for the foreseeable future assuming that it meets its business plan and satisfies the covenants set forth in the new Financing Agreement.

         The foregoing discussion contains forward-looking statements which are based upon current expectations and involve a number of uncertainties, including the Company's ability to maintain its borrowing capabilities under the Financing Agreement, retail market conditions, and consumer acceptance of the Company's products.

S.L. Danielle Acquisition

         On November 27, 2002, S.L. Danielle Acquisition, LLC ("S.L. Danielle"), a newly formed subsidiary of the Company, acquired certain assets of S.L. Danielle Inc. The results of S.L. Danielle's operations have been included in the consolidated financial statements since that date. S.L. Danielle designs, arranges for the manufacture of, markets and sells a women's apparel line, principally under private labels. As a result of the acquisition, the Company expects to increase its sales volume through the sale of S.L. Danielle products assuming it can maintain existing customers for such lines and/or obtain new customer relationships for such products.

         The aggregate purchase price was approximately $5.1 million, including cash of $4.4 million, 100,000 shares of Common Stock valued at $84,000 and stock options to purchase 500,000 shares of Common Stock valued at $384,000 and transaction costs of approximately $250,000. The acquisition was funded by CIT through revolving credit borrowings of $4.6 million. The value of the 100,000 shares of Common Stock was determined based on the average market price of the Common Stock over the 3-day period before and after the date of the acquisition. The 500,000 stock options were granted at the fair market value on the date of the acquisition and were valued using the Black-Scholes option price model.

Stock Based Compensation

         The Company has a Stock Option Plan (the "Option Plan"). Pursuant to the Option Plan, the Company may grant to eligible individuals incentive stock options, as defined in the Internal Revenue Code of 1986, and non-incentive stock options. Under the Option Plan, 6,750,000 shares of Common Stock are reserved for issuance. The maximum number of shares that any one eligible individual may be granted in respect of options may not exceed 4,000,000 shares of Common Stock. No stock options may be granted subsequent to October 29, 2007. The exercise price may not be less than 100% of the fair market value on the date of grant for incentive stock options.

         On January 10, 2001, the Company entered into an employment agreement (the "Agreement") with Nicholas DiPaolo, who has been serving as the Company's Vice Chairman and Chief Operating Officer since November 1, 2000, the effective date of the Agreement. The Agreement has a term of 37 months from the effective date. Under the Agreement on November 1, 2000, Mr. DiPaolo was granted 300,000 fully vested options to purchase Common Stock at the fair market value on the date of grant (the "Sign-On Options"). Under the Agreement on January 10, 2001, Mr. DiPaolo was granted 3,000,000 options to purchase Common Stock of the Company at the fair market value on the date of the grant (the "Put Options"). The exercise price of the Put Options is $0.375. The Put Options vest in three equal installments upon each of the first two anniversaries of the Agreement's effective date and on November 1, 2003, respectively. In the event that the Company achieved a cumulative EBITDA target determined by the Company's Board of Directors for the three year period ended June 30, 2003, Mr. DiPaolo would have been entitled to require the Company to purchase his Put Options, for a purchase price equal to $1,125,000, i.e. the aggregate exercise price of the Put Options. The Company did not meet the cumulative EBITDA target, therefore the Company is not required to purchase the Put Options. In the event there is a "Change of Control" of the Company or his employment is terminated without "Cause" (as such terms are defined in the Agreement), Mr. DiPaolo shall also have the right to require the Company to purchase his vested Put Options at a purchase price equal to the aggregate exercise price of the vested Put Options.

Off-Balance Sheet Arrangements

         The Company does not have any off-balance sheet arrangements except for letters of credit under the Financing Agreement. See "-Financing Agreement".

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

FOREIGN OPERATIONS

         The Company's foreign sourcing operations are subject to various risks of doing business abroad and any substantial disruption of its relationships with its foreign suppliers could adversely affect the Company's operations. Any material increase in duty levels, material decrease in quota levels or material decrease in available quota allocation could adversely affect the Company's operations. Approximately 95% of the products sold by the Company in fiscal 2003 were manufactured in Asia.

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

            Accounts Receivable - Accounts Receivable is net of allowances and anticipated discounts. An allowance for doubtful accounts is determined through analysis of the aging of accounts receivable at the date of the financial statements, assessments of collectibility based on historic trends and an evaluation of the impact of economic conditions. This amount is not significant primarily due to the Company's factoring agreement. An allowance for discounts is based on those discounts relating to open invoices where trade discounts have been extended to customers. Costs associated with potential returns of products as well as allowable customer markdowns and operational charge backs, net of expected recoveries, are included as a reduction to net sales and are part of the provision for allowances included in Accounts Receivable. These provisions result form seasonal negotiations as well as historic deduction trends, net expected recoveries and the evaluation of current market conditions. Account Receivable reserves were $1.9 million and $1.4 million at June 30, 2003 and 2002, respectively.

            Inventories - Inventory is stated at the lower of cost or market, cost being determined on the first-in, first-out method. Reserves for slow moving and aged merchandise are provided based on historical experience and current product demand. Inventory reserves were $0.7 million and $0.6 million at June 30, 2003 and 2002, respectively. The increase in inventory reserves was due to a reduction in slow moving and aged merchandise as compared to last year. While markdowns have been within expectations and the provisions established, the Company cannot guarantee that it will continue to experience the same level of markdowns as in the past.

            Valuation of Long-Lived Assets and Goodwill - The Company periodically reviews the carrying value of its long-lived assets for continued appropriateness. This review is based upon projections of anticipated future undiscounted cash flows. While the Company believes that its estimates of future cash flows are reasonable, different assumptions regarding such cash flows could materially affect evaluations. The Company evaluates goodwill whenever events and changes in circumstances suggest that the carrying amount may not be recoverable from its estimated future cash flows. To the extent these future projections or the Company's strategies change, the conclusion regarding impairment may differ from the current estimates.

            Income Taxes- The Company's results of operations have generated a federal tax net operating loss ("NOL") carryforward of approximately $100 million as of June 30, 2003. Generally accepted accounting principles require that the Company record a valuation allowance against the deferred tax asset associated with this NOL if it is "more likely than not" that the Company will not be able to utilize it to offset future taxes. Due to the size of the NOL carryforward in relation to the Company's history of unprofitable operations, the Company has not recognized any of this net deferred tax asset. The provision for income taxes primarily relates to state and local taxes. It is possible, however, that the Company could be profitable in the future at levels which cause management to conclude that it is more likely than not that the Company will realize all or a portion of the NOL carryforward. Upon reaching such a conclusion, the Company would record the estimated net realizable value of the deferred tax asset at that time and would then provide for income taxes at a rate equal to its combined federal and state effective rates. Subsequent revisions to the estimated net realizable value of the deferred tax asset could cause the Company's provision for income taxes to vary from period to period, although its cash tax payments would remain unaffected until the benefit of the NOL is utilized.

NEW ACCOUNTING PRONOUNCEMENTS

         In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and other Intangible Assets. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB No. 17, "Intangible Assets". It changes the accounting for goodwill from an amortization method to an impairment only approach. SFAS 142 is effective for the fiscal year beginning July 1, 2002 to all goodwill and other intangible assets recognized in an entity's statement of financial position at that date, regardless of when those assets were initially recognized. The adoption of this Statement on July 1, 2002 did not have an impact on the Company's consolidated financial statements.

         In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. This Statement is effective for financial statements issued for the fiscal year beginning July 1, 2002. The adoption of SFAS No. 143 did not have an impact on the Company's consolidated financial statements.

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and provides updated guidance concerning the recognition and measurement of an impairment loss for certain types of long-lived assets. This Statement is effective for financial statements issued for the fiscal year beginning July 1, 2002. The adoption of SFAS No. 144 did not have an impact on the Company's consolidated financial statements.

         In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 rescinds the provisions of SFAS No. 4 that requires companies to classify certain gains and losses from debt extinguishments as extraordinary items, eliminates the provisions of SFAS No. 44 regarding the Motor Carrier Act of 1980 and amends the provisions of SFAS No. 13 to require that certain lease modifications be treated as sale leaseback transactions. The provisions of SFAS No.145 related to classification of debt extinguishments are effective for fiscal years beginning after May 15, 2002. The provisions of SFAS 145 related to lease modifications are effective for transactions occurring after May 15, 2002. The adoption of SFAS No. 145 did not have an impact on the Company's consolidated financial statements.

         In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. This Statement also established that fair value is the objective for initial measurement of the liability. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 did not have an impact on the Company's consolidated financial statements.

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

         In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 requires unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse the risks and rewards of ownership among their owners and other parties involved. The provisions of FIN 46 are applicable immediately to all variable interest entities created after January 31, 2003 and variable interest entities in which an enterprise obtains an interest in after that date, and for variable interest entities created before this date, the provisions are effective July 1, 2003. The adoption of FIN 46 did not have an impact on the Company's consolidated financial statements as the Company does not have interests in variable interest entities.

         In April 30, 2003, the Financial Accounting Standards Board issued SFAS No. 149, "Amendment of Statement No. 133 on Derivatives Instruments and Hedging Activities". The Statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. This Statement is effective for contracts entered into or modified after June 30, 2003, except as stated below, and for hedging relationships designated after June 30, 2003. The guidance should be applied prospectively. The provisions of this Statement that relate to "Statement No. 133 Implementation Issues" that have been effective for fiscal quarters beginning prior to June 15, 2003, should continue to be applied in accordance with the respective effective dates. In addition, certain provisions relating to forward purchases or sales of when-issued securities that do not yet exist, should be applied to existing contracts as well as new contracts entered into after June 30, 2003. The adoption of this standard did not have an impact on the consolidated financial statements.

         In May 2003, the Financial Accounting Standards Board issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equities", which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equities. SFAS No. 150 applies specifically to a number of financial instruments that issuers have historically presented in their financial statements as equity, or between the liabilities and equity sections of the balance sheet, rather than as liabilities. Generally, SFAS No. 150 is effective for financial instruments issued or modified after May 31, 2003 and is otherwise effective for interim periods beginning after June 15, 2003. The adoption of SFAS No. 150 did not have an impact on the Company's consolidated financial statements.

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

         At June 30, 2003 and 2002, the carrying amounts of the Company's revolving credit borrowings and term loan approximated fair value. As of June 30, 2003, the Company's revolving credit borrowings bore interest at 4.5% and the term loan bore interest at 5.0%. As of June 30, 2003, a hypothetical immediate 10% adverse change in prime interest rates relating to the Company's revolving credit borrowings and term loan would have a $0.1 million unfavorable impact on its earnings and cash flows over a one-year period.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The Company's consolidated financial statements are included herein commencing on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

         The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company's management, including the Company's Chairwoman and Chief Executive Officer and the Company's Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

         Each fiscal quarter the Company carries out an evaluation, under the supervision and with the participation of the Company's management, including Company's Chairwoman and Chief Executive Officer along with the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon the foregoing, the Company's Chairwoman and Chief Executive Officer along with the Company's Chief Financial Officer, concluded that, as of June 30, 2003, the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's Exchange Act reports.

         During the fiscal quarter ended June 30, 2003, there has been no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         Information with respect to the executive officers of the Company is set forth in Part I of this Annual Report on Form 10-K.

         Information with respect to the directors of the Company is incorporated by reference to the information to be set forth under the heading "Election of Directors" in the Company's definitive proxy statement relating to its 2003 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A (the "2003 Proxy Statement").

ITEM 11. EXECUTIVE COMPENSATION.

         Information called for by Item 11 is incorporated by reference to the information to be set forth under the heading "Executive Compensation" in the Company's 2003 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         Information called for by Item 12 is incorporated by reference to the information to be set forth under the heading "Security Ownership of Certain Beneficial Owners and Management" in the Company's 2003 Proxy Statement.

         Information with respect to securities authorized for issuance under equity compensation plans is incorporated by reference to the information to be set forth under the heading "Compensation Program Components" in the Company's 2003 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Information called for by Item 13 is incorporated by reference to the information to be set forth under the headings "Executive Compensation" and "Certain Transactions" in the Company's 2003 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

         Information called for by Item 14 is incorporated by reference to the information to be set forth under the headings "Report of the Audit Committee" and "Fees Paid to Independent Auditors" in the Company's 2003 Proxy Statement.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

         (a) Financial Statements and Financial Statement Schedule: See List of Financial Statements and Financial Statement Schedule on page F-1.

         (b) The Company did not file any Forms 8-K during the last quarter of its fiscal year ended June 30, 2003.

         (c) Exhibits

   3.1 Restated Certificate of Incorporation (the "Restated Certificate") of the Company (incorporated by reference to Exhibit 3.1 of the Company's Registration Statement on Form S-1, Registration No. 33-5954 (the "1986 Registration Statement")).

   3.2 Amendment dated November 18, 1987 to the Restated Certificate (incorporated by reference to Exhibit 3.11 of the Company's Registration Statement on Form S-2, Registration No. 33-63317 (the "1995 Registration Statement")).

   3.3 Amendment dated November 15, 1995 to the Restated Certificate (incorporated by reference to Exhibit 3.12 of Amendment No. 1 to the 1995 Registration Statement).

   3.4 Amendment dated December 9, 1998 to the Restated Certificate (incorporated by reference to Exhibit 3.13 of the Company's Form 10-K for the year ended June 30, 1998 (the "1998 Form 10-K")).

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

   10.78 Amendment No. 1 dated June 3, 1998 to the Second Restated and Amended Financing Agreement (incorporated by reference to Exhibit
             10.78 of the 1998 Form 10-K).

   +10.80 Letter Agreement between the Company and Stuart S. Levy dated February 23, 1999 (incorporated by reference to Exhibit 10.80 of the Company's Form 10-K for the year ended June 30, 1999 (the "1999 Form 10-K")).

   10.81 Collective Bargaining Agreement between the Company and Amalgamated Workers Union, Local 8 effective as of September 24, 1999 (incorporated by reference to Exhibit 10.81 of the 1999 Form 10-K).

   10.82 Lease between the Company and Adler Realty Company, dated June 1, 1999 with respect to the Company's executive offices and showroom at 530 Seventh Avenue, New York City (incorporated by reference to
             Exhibit 10.82 of the 1999 Form 10-K).

   10.83 Employment Agreement dated November 5, 1999 between the Company and Ivy Karkut (incorporated by reference to Exhibit 10.82 of the Company's Form 10-Q for the quarter ended December 31, 1999).

   10.84 Lease between the Company and Kaufman Eighth Avenue Associates, dated September 11, 1999 with respect to the Company's technical support facilities at 519 Eighth Avenue, New York City (incorporated by reference to Exhibit 10.84 of the Company's Form 10-K for the year ended June 30, 2000 (the "2000 Form 10-K")).

   10.85 Amendment dated September 22, 2000 to the Second Restated and Amended Financing Agreement (incorporated by reference to Exhibit
             10.85 of the 2000 Form 10-K).

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

   10.90 Lease modification agreement between the Company and Hartz Mountain Industries, Inc., dated August 30, 1999 with respect to the Company's distribution and office facilities in Secaucus, NJ. (incorporated by reference to Exhibit 10.90 of the Company's Form 10-K for the year ended June 30, 2001 (the "2001 Form 10-K")).

   10.91 Employment Agreement dated June 1, 2001 between the Company and Gregory Mongno. (incorporated by reference to Exhibit 10.91 of the 2001 Form 10-K).

   10.92 Amendment dated June 1, 2001 to the Second Restated and Amended Financing Agreement. (incorporated by reference to Exhibit 10.92 of the 2001 Form 10-K).

   10.93 Amendment dated August 23, 2001 to the Second Restated and Amended Financing Agreement. (incorporated by reference to Exhibit 10.93 of the 2001 Form 10-K).

   10.94 Amendment dated August 28, 2001 to the Second Restated and Amended Financing Agreement. (incorporated by reference to Exhibit 10.94 of the 2001 Form 10-K).

   10.95 Amendment dated December 31, 2001 to the Second Restated and Amended Financing Agreement. (incorporated by reference to Exhibit
             10.95 of the Company's Form 10-Q for the quarter ended December 31,
             2001).

   10.96 Amendment dated January 29, 2002 to the Second Restated and Amended Financing Agreement. (incorporated by reference to Exhibit 10.96 of the Company's Form 10-Q for the quarter ended December 31, 2001).

   10.97 Amendment dated April 30, 2002 to the Second Restated and Amended Financing Agreement. (incorporated by reference to Exhibit 10.97 of the Company's Form 10-Q for the quarter ended March 31, 2002).

   10.98 Amendment dated July 10, 2002 to the Second Restated and Amended Financing Agreement (incorporated by reference to Exhibit 10.98 of the 2002 Form 10-K).

   10.99 Amendment dated September 10, 2002 to the Second Restated and Amended Financing Agreement. (incorporated by reference to Exhibit
             10.99 of the 2002 Form 10-K).

   10.100 Financing Agreement between the Company and CIT/Commercial Services, Inc., as Agent, dated September 27, 2002. (incorporated by reference to Exhibit 10.100 of the 2002 Form 10-K).

   10.101 Factoring Agreement between the Company and CIT/Commercial Services, Inc., dated September 27, 2002. (incorporated by reference to Exhibit 10.101 of the 2002 Form 10-K).

   10.102 Joinder and Amendment No. 1 to Financing Agreement by and among the Company, S.L. Danielle and The CIT Group/Commercial Services, Inc., as agent, dated November 27, 2002. (incorporated by reference to Exhibit 10.102 of the Company's Form 10-Q for the quarter ended December 31, 2002).

   10.103 Amendment No. 1 to Factoring Agreement between the Company and The CIT Group/Commercial Services, Inc., dated November 27, 2002. (incorporated by reference to Exhibit 10.103 of the Company's Form 10-Q for the quarter ended December 31, 2002).

   10.104 Factoring Agreement between S.L. Danielle and The CIT Group/Commercial Services, Inc., dated November 27, 2002. (incorporated by reference to Exhibit 10.104 of the Company's Form 10-Q for the quarter ended December 31, 2002).

   10.105 Asset Purchase Agreement between S.L. Danielle and S.L. Danielle, Inc., dated November 27, 2002. (incorporated by reference to
             Exhibit 10.105 of the Company's Form 10-Q for the quarter ended December 31, 2002).

   *21       List of Subsidiaries of the Company.

   *23       Consent of Deloitte & Touche LLP.

   *31.1 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Josephine Chaus.

   *31.2 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Barton Heminover.

   *32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Josephine Chaus.

   *32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Barton Heminover.

+ Management agreement or compensatory plan or arrangement required to be filed as an exhibit.
* Filed herewith.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            BERNARD CHAUS, INC.

                                            By: /s/  Josephine Chaus
                                                -----------------------
                                                Josephine Chaus
                                                Chairwoman of the Board and
                                                Chief Executive Officer
                                          Date: September 8, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                    TITLE                             DATE
---------                    -----                             ----

/s/ Josephine Chaus          Chairwoman of the Board and       September 8, 2003
-------------------------    Chief Executive Officer
Josephine Chaus

/s/ Nicholas DiPaolo         Vice Chairman of the Board and    September 8, 2003
-------------------------    Chief Operating Officer
Nicholas DiPaolo

/s/ Barton Heminover         Chief Financial Officer           September 8, 2003
-------------------------
Barton Heminover

/s/ Philip G. Barach         Director                          September 8, 2003
-------------------------
Philip G. Barach

/s/ S. Lee Kling             Director                          September 8, 2003
-------------------------
S. Lee Kling

/s/ Harvey M. Krueger        Director                          September 8, 2003
-------------------------
Harvey M. Krueger

                      BERNARD CHAUS, INC. AND SUBSIDIARIES

         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

The following consolidated financial statements of Bernard Chaus, Inc. and subsidiaries are included in Item 8:


Report of Independent Auditors..............................................F-2
Consolidated Balance Sheets-- June 30, 2003 and 2002 .......................F-3
Consolidated Statements of Operations-- Years Ended June 30, 2003, 2002
  and 2001..................................................................F-4
Consolidated Statements of Stockholders' Equity --  Years Ended June 30,
  2003, 2002 and 2001.......................................................F-5
Consolidated Statements of Cash Flows-- Years Ended June 30, 2003, 2002
  and 2001..................................................................F-6
Notes to Consolidated Financial Statements..................................F-7

The following consolidated financial statement schedule of Bernard Chaus, Inc. and subsidiaries is included in Item 15:

  Schedule II-- Valuation and Qualifying Accounts...........................S-1

         The other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

                         REPORT OF INDEPENDENT AUDITORS


To the Board of Directors and Stockholders of Bernard Chaus, Inc.
New York, New York


We have audited the accompanying consolidated balance sheets of Bernard Chaus, Inc. and subsidiaries as of June 30, 2003 and June 30, 2002 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended June 30, 2003. Our audits also included the financial statement schedule listed in the Index at item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Bernard Chaus, Inc. and subsidiaries at June 30, 2003 and June 30, 2002, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2003 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/S/ Deloitte & Touche LLP

Parsippany, New Jersey
August 26, 2003

                      BERNARD CHAUS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
          (In thousands, except number of shares and per share amounts)

                                                                           June 30,     June 30,
ASSETS                                                                      2003         2002
                                                                          ---------    ---------
Current Assets
  Cash and cash equivalents                                               $   2,650    $     150
  Accounts receivable - net                                                  19,996       20,586
  Inventories - net                                                          10,696        8,050
  Prepaid expenses and other current assets                                     719        1,331
                                                                          ---------    ---------
     Total current assets                                                    34,061       30,117
Fixed assets - net                                                            3,792        4,465
Other assets - net                                                              599        1,109
Goodwill                                                                      1,395         --
                                                                          ---------    ---------
     Total assets                                                         $  39,847    $  35,691
                                                                          =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Revolving credit borrowings                                             $    --      $   3,591
  Accounts payable                                                           12,747        9,749
  Accrued expenses                                                            4,161        3,248
  Term loan - current                                                         1,500        1,125
                                                                          ---------    ---------
     Total current liabilities                                               18,408       17,713
Deferred rent                                                                   455          390
Term loan                                                                     7,875        9,375
                                                                          ---------    ---------
     Total liabilities                                                       26,738       27,478

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value, authorized shares - 1,000,000;                --           --
     outstanding shares - none
Common stock, $.01 par value, authorized shares - 50,000,000;                   274          273
     issued shares - 27,384,277 at June 30, 2003 and 27,278,177 at
     June 30,2002
Additional paid-in capital                                                  125,943      125,473
Deficit                                                                    (111,134)    (115,811)
Accumulated other comprehensive loss                                           (494)        (242)
Less:  Treasury stock at cost - 62,270 shares at June 30, 2003 and 2002      (1,480)      (1,480)
                                                                          ---------    ---------
     Total stockholders' equity                                              13,109        8,213
                                                                          ---------    ---------
          Total liabilities and stockholders' equity                      $  39,847    $  35,691
                                                                          =========    =========

          See accompanying notes to consolidated financial statements.

                      BERNARD CHAUS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
          (In thousands, except number of shares and per share amounts)

                                                              Fiscal Year Ended June 30,
                                                      -------------------------------------------
                                                          2003           2002            2001
                                                      ------------   ------------    ------------
Net sales                                             $    140,225   $    145,769    $    149,499
Cost of goods sold                                         104,398        116,951         122,324
                                                      ------------   ------------    ------------
Gross profit                                                35,827         28,818          27,175
Selling, general and administrative expenses                29,634         30,130          32,666
                                                      ------------   ------------    ------------
Income (loss) from operations                                6,193         (1,312)         (5,491)

Other income                                                  --             (193)           --
Interest expense, net                                        1,091          2,049           2,121
                                                      ------------   ------------    ------------
Income (loss) before income tax provision (benefit)          5,102         (3,168)         (7,612)
Income tax provision (benefit)                                 425           (944)             11
                                                      ------------   ------------    ------------
Net income (loss)                                     $      4,677   $     (2,224)   $     (7,623)
                                                      ============   ============    ============
Basic earnings (loss) per share - basic               $       0.17   $      (0.08)   $      (0.28)
                                                      ============   ============    ============
Basic earnings (loss) per share - diluted             $       0.16   $      (0.08)   $      (0.28)
                                                      ============   ============    ============
Weighted average number of common shares
    outstanding - basic                                 27,384,000     27,216,000      27,216,000
                                                      ============   ============    ============
Weighted average number of common and common
    equivalent shares outstanding - diluted             29,912,000     27,216,000      27,216,000
                                                      ============   ============    ============

          See accompanying notes to consolidated financial statements.



                                              BERNARD CHAUS, INC. AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                             (In thousands, except number of shares)


                                      Common Stock                                      Treasury Stock
                                 ---------------------                               ---------------------
                                                                                                              Accumulated
                                                         Additional                                              Other
                                    Number                 Paid-in                     Number                Comprehensive
                                  of Shares     Amount     Capital     (Deficit)     of Shares     Amount        Loss        Total
                                 ----------     ------    --------     ---------     ---------    --------      ------      -------
Balance at July 01, 2000         27,278,177     $ 273     $125,473     $(105,964)      62,270     $ (1,480)     $    -      $18,302
Net loss                                  -         -            -        (7,623)           -           -            -       (7,623)
                                 ----------     -----     --------     ---------       ------     --------      ------      -------
Balance at June 30, 2001         27,278,177       273      125,473      (113,587)      62,270       (1,480)          -       10,679
                                                                                                                            -------
Minimum pension liability
  adjustment                              -         -            -             -            -            -        (242)        (242)
                                                                                                         -
Net loss                                  -         -            -        (2,224)           -            -                   (2,224)
                                                                                                                            -------
Comprehensive loss                                                                                                           (2,466)
                                 ----------     -----     --------     ---------       ------     --------      ------      -------
Balance at June 30, 2002         27,278,177       273      125,473      (115,811)      62,270       (1,480)       (242)       8,213

Issuance of common stock
  upon exercise of stock
  options                             6,100         -            3             -            -            -           -            3
Common stock and stock
  options issued for
  acquisition                       100,000         1          467             -            -            -           -          468
Minimum pension liability
  adjustment                              -         -            -             -            -            -        (252)        (252)
Net income                                -         -            -         4,677            -            -           -        4,677
                                                                                                                            -------
Comprehensive income                                                                                                          4,425
                                 ----------     -----     --------     ---------       ------     --------      ------      -------
Balance at June 30, 2003         27,384,277     $ 274     $125,943     $(111,134)      62,270     $ (1,480)     $ (494)     $13,109
                                 ==========     =====     ========     =========       ======     ========      ======      =======

           See accompanying notes to consolidated financial statements

                      BERNARD CHAUS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                 Year Ended June 30,
                                                         --------------------------------
                                                           2003        2002        2001
                                                         --------    --------    --------
OPERATING ACTIVITIES
Net income (loss)                                        $  4,677    $ (2,224)   $ (7,623)
Adjustments to reconcile net income (loss) to net cash
      provided by (used in) operating activities:
      Depreciation and amortization                         1,580       1,608       1,324
      Loss on disposal of other assets                        244        --          --
      Provision for losses on accounts receivable             260          75          75
Changes in operating assets and liabilities:
      Accounts receivable                                   1,748       3,027        (201)
      Inventories                                            (455)      5,532       1,139
      Prepaid expenses and other current assets               405        (360)       (671)
      Accounts payable                                      2,998      (3,767)      1,022
      Accrued expenses and deferred rent                      726        (680)     (1,673)
                                                         --------    --------    --------
Net Cash Provided By (Used In) Operating Activities        12,183       3,211      (6,608)
                                                         --------    --------    --------

INVESTING ACTIVITIES
      Acquisition of business                              (4,662)       --          --
      Purchases of fixed assets                              (308)       (392)       (889)
      Purchases of other assets                              --          (419)       (790)
                                                         --------    --------    --------
Net Cash Used In Investing Activities                      (4,970)       (811)     (1,679)
                                                         --------    --------    --------

FINANCING ACTIVITIES
      Net repayments of short-term bank borrowings         (3,591)     (1,433)       --
      Net proceeds from short-term bank borrowings           --          --         5,024
      Principal payments on term loan                      (1,125)     (1,000)     (1,000)
      Net proceeds from issuance of stock                       3        --          --
                                                         --------    --------    --------
Net Cash (Used In) Provided By Financing Activities        (4,713)     (2,433)      4,024
                                                         --------    --------    --------

Increase (decrease) in Cash and Cash Equivalents            2,500         (33)     (4,263)
Cash, Beginning of Year                                       150         183       4,446
                                                         --------    --------    --------
Cash, End of Year                                        $  2,650    $    150    $    183
                                                         ========    ========    ========
Cash paid for:
      Taxes                                              $    313    $     23    $     18
                                                         ========    ========    ========
      Interest                                           $    964    $  1,767    $  1,989
                                                         ========    ========    ========

          See accompanying notes to consolidated financial statements.

                      BERNARD CHAUS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED JUNE 30, 2003, 2002 AND 2001

1.  BUSINESS

         Bernard Chaus, Inc. (the "Company" or "Chaus") designs, arranges for the manufacture of and markets an extensive range of women's career and casual sportswear principally under the JOSEPHINE CHAUS(R) COLLECTION, and JOSEPHINE CHAUS(R) SPORT trademarks and under private label brand names. The Company's products are sold nationwide through department store chains, specialty retailers and other retail outlets. The Company has positioned its JOSEPHINE CHAUS product line into the opening price points of the "better" category . In December 2002, the Company acquired certain assets of S.L. Danielle Inc. ("SL Danielle"). SL Danielle designs, arranges for the manufacture of and markets women's moderately priced private label clothing.

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

Credit Terms:

         The Company extends credit to the majority of its customers through a factoring agreement with CIT. Under the factoring arrangement, the Company receives payment from CIT only after CIT has been paid by the Company's customers. CIT assumes only the risk of our customers' financial inability to pay. All other receivable risks are retained by the Company, including, but not limited to allowable customer markdowns, operational chargebacks, disputes, discounts, and returns. The Company expects the factoring agreement to terminate in March 2004 assuming certain conditions contained in its credit facility are satisfied. At such time the Company will continue to extend credit to its customers based upon an evaluation of the customers' financial condition and credit history. At June 30, 2003, approximately 98% of the Company's accounts receivable was due from CIT. At June 30, 2003 and 2002, approximately 72 % and 71 %, respectively of the Company's accounts receivable were due from customers owned by three single corporate entities. During fiscal 2003, approximately 73% of the Company's net sales were made to customers owned by three single corporate entities, as compared to 70% in fiscal 2002 and 77% in fiscal 2001. Sales to Dillard's Department Stores accounted for 40% of net sales in fiscal 2003, 34% in fiscal 2002 and 39% in fiscal 2001. Sales to TJX Companies, Inc. accounted for approximately 23% of the Company's net sales in fiscal 2003, 18% of net sales in fiscal 2002 and 13% in fiscal years 2001. Sales to the May Department Stores Company accounted for approximately 10% of the Company's net sales in fiscal 2003, 18% in fiscal 2002 and 25% in fiscal 2001. As a result of the Company's dependence on its major customers, such customers may have the ability to influence the Company's business decisions. The loss of or significant decrease in business from any of its major customers would have a material adverse effect on the Company's financial position and results of operations. In addition, the Company's ability to achieve growth in revenues is dependent, in part, on its ability to identify new distribution channels.

Accounts Receivable:

            Accounts Receivable as shown on the Consolidated Balance Sheets, is net of allowances and anticipated discounts. An allowance for doubtful accounts is determined through analysis of the aging of accounts receivable at the date of the financial statements, assessments of collectibility based on historic trends and an evaluation of the impact of economic conditions. This amount is not significant primarily due to the Company's factoring agreement. An allowance for discounts is based on those discounts relating to open invoices where trade discounts have been extended to customers. Costs associated with potential returns of products as well as allowable customer markdowns and operational charge backs, net of expected recoveries, are included as a reduction to net sales and are part of the provision for allowances included in Accounts Receivable. As of June 30, 2003 and June 30, 2002, Accounts Receivable was net of allowances of $1.9 million and $1.4 million, respectively.

Inventories:

         Inventories - Inventory is stated at the lower of cost or market, cost being determined on the first-in, first-out method. Reserves for slow moving and aged merchandise are provided based on historical experience and current product demand. The Company evaluates the adequacy of the reserves quarterly.

Valuation of Long-Lived Assets and Goodwill:

         The Company periodically reviews the carrying value of its long-lived assets for continued appropriateness. This review is based upon projections of anticipated future undiscounted cash flows. As of June 30, 2003, no impairments of long-lived assets have been recognized. Goodwill represents the cost in excess of the fair value of net assets acquired. In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets", which was effective July 1, 2002. SFAS 142 requires, among other things, that goodwill not be amortized. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. The result of the Company's impairment test as of June 30, 2003 indicated that there were no impairments of goodwill or intangible assets to be recorded. The Company will continue to conduct impairment tests annually in the fourth quarter of each fiscal year or sooner if circumstances require. No amortization expense has been recorded for the fiscal years ended June 30, 2003, 2002 and 2001.

Income Taxes:

         The Company accounts for income taxes under the asset and liability method in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes. Deferred income taxes reflect the future tax consequences of differences between the tax bases of assets and liabilities and their financial reporting amounts at year-end. As of June 30, 2003 and 2002, the Company recorded a full valuation allowance on its Deferred tax assets. See
Note 5. The Company will recognize a tax benefit as the Company's net operating loss carryforwards are utilized.

Stock-based Compensation:

          The Company has a Stock Option Plan and accounts for the plan under the recognition and measurement principles of APB 25, "Accounting for Stock Issued to Employees", and related interpretations. Under this method, compensation cost is the excess, if any, of the quoted market price of the stock at the grant date or other measurement date over the amount an employee must pay to acquire the stock. No stock-based employee compensation cost is reflected in net income, as options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. Had compensation costs for the Company's stock option grants been determined based on the fair value at the grant dates for awards under these plans in accordance with SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts as follows (Dollars in thousands, except share data):

                                                           For the Year Ended
                                                June 30,         June 30,         June 30,
                                                 2003             2002             2001
                                                ------------------------------------------
Net income (loss), as reported                  $4,677           $(2,224)          $(7,623)

Deduct: Total stock-based employee
   compensation expense determined
   under fair value based method,
   net of tax effects                             (549)             (900)             (385)
                                                ------------------------------------------
Proforma net income (loss)                      $4,128           $(3,124)          $(8,008)
                                                ==========================================
Earnings (loss) per share:
    Basic-as reported                            $0.17            $(0.08)           $(0.28)
                                                ==========================================
    Basic-proforma                               $0.15            $(0.12)           $(0.29)
                                                ==========================================
    Diluted-as reported                          $0.16            $(0.08)           $(0.28)
                                                ==========================================
    Diluted-proforma                             $0.14            $(0.12)           $(0.29)
                                                ==========================================

The following assumptions were used in the Black Scholes option pricing model that was utilized to determine stock-based employee compensation expense under the fair value based method:

                                                         For the Year Ended   For the Year Ended   For the Year Ended
                                                            June 30, 2003        June 30, 2002        June 30, 2001
                                                            -------------        -------------        -------------
Weighted average fair value of stock options granted            $ 0.74               $ 0.42               $ 0.30
Risk-free Interest rate                                           3.92%               3.36%                4.38%
Expected dividend yield                                              0%                  0%                   0%
Expected life of option                                      5.5 years           2.5 years            2.5 years
Expected volatility                                                188%                181%                 159%

Earnings Per Share:

         Basic earnings (loss) per share has been computed by dividing the applicable net income (loss) by the weighted average number of common shares outstanding. Diluted earnings per share has been computed for the year end June 30, 2003 by dividing the applicable net income by the weighted average number of common shares outstanding and common share equivalents. Potentially dilutive shares of 651,357 and 367,518 were not included in the calculation of diluted loss per share for the years ended June 30, 2002 and 2001, as their inclusion would have been antidilutive.

                                                            For the Year Ended
                                                     June 30,    June 30,    June 30,
Denominator for Earnings per share (in millions)       2003        2002        2001
                                                     --------------------------------
Denominator for basic earnings per share               27.4        27.2        27.2
 weighted-average shares outstanding
Assumed exercise of potential common shares             2.5          -           -
                                                     --------------------------------
Denominator for diluted earnings per share             29.9        27.2        27.2
                                                     ================================

Advertising Expense:

         Advertising costs are expensed when incurred. Advertising expenses of $0.3 million, $0.7 million, and $1.4 million were included in selling, general and administrative expenses for the years ended June 30, 2003, 2002, and 2001, respectively.

Shipping and handling costs:

         Shipping and handling costs are included as a component of Selling, General, & Administrative Expenses in the Consolidated Statements of Operations. In fiscal years 2003, 2002, and 2001 shipping and handling costs approximated $0.4 million, $0.5 million, and $0.5 million, respectively.

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

Deferred Rent Obligations:

         The Company accounts for rent expense under noncancelable operating leases with scheduled rent increases on a straight-line basis over the lease term. The excess of straight-line rent expense over scheduled payment amounts is recorded as a deferred liability. Deferred rent obligations amounted to $0.5 million and $0.4 million at June 30, 2003 and 2002.

Other Comprehensive Loss:

         Other comprehensive loss is reflected in the consolidated statements of stockholders' equity. Other comprehensive loss reflects adjustments for minimum pension liability.

Segment Reporting:

         SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information requires enterprises to report certain information about products and services, activities in different geographic areas and reliance on major customers and to disclose certain segment information in their financial statements. The basis for determining an enterprise's operating segments is the manner in which financial information is used internally by the enterprise's chief operating decision maker. The Company has determined that it operates in one segment, women's career and casual sportswear. In addition, less than 1% of total revenue is derived from customers outside the United States. The majority of the Company's long-lived assets are located in the United States.

New Accounting Pronouncements:

         In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and other Intangible Assets. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB No. 17, "Intangible Assets". It changes the accounting for goodwill from an amortization method to an impairment only approach. SFAS 142 is effective for the fiscal year beginning July 1, 2002 to all goodwill and other intangible assets recognized in an entity's statement of financial position at that date, regardless of when those assets were initially recognized. The adoption of this Statement on July 1, 2002 did not have an impact on the Company's consolidated financial statements.

         In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. This Statement is effective for financial statements issued for the fiscal year beginning July 1, 2002. The adoption of SFAS No. 143 did not have an impact on the Company's consolidated financial statements.

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and provides updated guidance concerning the recognition and measurement of an impairment loss for certain types of long-lived assets. This Statement is effective for financial statements issued for the fiscal year beginning July 1, 2002. The adoption of SFAS No. 144 did not have an impact on the Company's consolidated financial statements.

         In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 rescinds the provisions of SFAS No. 4 that requires companies to classify certain gains and losses from debt extinguishments as extraordinary items, eliminates the provisions of SFAS No. 44 regarding the Motor Carrier Act of 1980 and amends the provisions of SFAS No. 13 to require that certain lease modifications be treated as sale leaseback transactions. The provisions of SFAS No.145 related to classification of debt extinguishments are effective for fiscal years beginning after May 15, 2002. The provisions of SFAS 145 related to lease modifications are effective for transactions occurring after May 15, 2002. The adoption of SFAS No. 145 did not have an impact on the Company's consolidated financial statements.

         In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and

Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. This Statement also established that fair value is the objective for initial measurement of the liability. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 did not have an impact on the Company's consolidated financial statements.

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

         In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 requires unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse the risks and rewards of ownership among their owners and other parties involved. The provisions of FIN 46 are applicable immediately to all variable interest entities created after January 31, 2003 and variable interest entities in which an enterprise obtains an interest in after that date, and for variable interest entities created before this date, the provisions are effective July 1, 2003. The adoption of FIN 46 did not have an impact on the Company's consolidated financial statements as the Company does not have interests in variable interest entities.

         In April 30, 2003, the FASB issued SFAS No. 149, "Amendment of Statement No. 133 on Derivatives Instruments and Hedging Activities". The Statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. This Statement is effective for contracts entered into or modified after June 30, 2003, except as stated below, and for hedging relationships designated after June 30, 2003. The guidance should be applied prospectively. The provisions of this Statement that relate to "Statement No. 133 Implementation Issues" that have been effective for fiscal quarters beginning prior to June 15, 2003, should continue to be applied in accordance with the respective effective dates. In addition, certain provisions relating to forward purchases or sales of when-issued securities that do not yet exist, should be applied to existing contracts as well as new contracts entered into after June 30, 2003. The adoption of this standard did not have an impact on the consolidated financial statements.

         In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equities, which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equities. SFAS No. 150 applies specifically to a number of financial instruments that issuers have historically presented in their financial statements as equity, or between the liabilities and equity sections of the balance sheet, rather than as liabilities. Generally, SFAS No. 150 is effective for financial instruments issued or modified after May 31, 2003 and is otherwise effective for interim periods beginning after June 15, 2003. The adoption of SFAS No. 150 did not have an impact on the consolidated financial statements.

3.   INVENTORIES - NET

                                  June 30,           June 30,
                                    2003               2002
                                  --------           --------
                                         (In thousands)
           Raw materials          $    698           $     65
           Work-in-process             140                  -
           Finished goods           10,597              8,576
           Inventory reserves         (739)              (591)
                                  --------           --------
           Total                  $ 10,696           $  8,050
                                  ========           ========

Inventories are stated at the lower of cost, using the first-in first-out (FIFO) method, or market. Included in inventories is merchandise in transit of approximately $8.9 million at June 30, 2003, $6.7 million at June 30, 2002.

4.  FIXED ASSETS

                                                                       June 30,        June 30,
                                                                         2003            2002
                                                                       --------        --------
                                                                            (In thousands)
           Furniture, equipment, computer hardware and software        $ 13,388        $ 13,056
           Leasehold improvements                                        10,025          10,013
                                                                       --------        --------
                                                                         23,413          23,069
           Less: accumulated depreciation and amortization               19,621          18,604
                                                                       --------        --------
                                                                      $   3,792       $   4,465
                                                                      =========       =========

5.  INCOME TAXES

The following are the major components of the provision (benefit) for income taxes:

                                       Fiscal Year Ended June 30,

                                      2003        2002        2001
                                    -------------------------------
            Current:
            Federal                 $    88     $  (974)    $     -
            State                       337          30          11
                                    -------------------------------
                                    $   425     $  (944)    $    11

            Deferred:
            Federal                 $     -     $    -      $     -
            State                         -          -            -
                                    -------------------------------
                                    $   425     $ (944)     $    11
                                    ===============================

Significant components of the Company's net deferred tax assets are as follows:

                                                              June 30,    June 30,
                                                                2003        2002
                                                              --------    --------
                                                                  (In thousands)
Deferred tax assets:
  Net federal, state and local operating loss carryforwards   $ 40,700    $ 43,300
  Costs capitalized to inventory for tax purposes                  600         400
  Inventory valuation                                              200         200
  Excess of book over tax depreciation                           2,300       2,400
  Sales allowances not currently deductible                        650       1,000
  Reserves and other items not currently deductible                850         400
                                                              --------    --------
                                                                45,300      47,700
Less: valuation allowance for deferred tax assets              (45,300)    (47,700)
                                                              --------    --------
  Net deferred tax asset                                      $   --      $   --
                                                              ========    ========

                                                                 Fiscal Year Ended June 30,
                                                                 2003        2002       2001
                                                               -------     -------    -------
                                                                       (In thousands)
Expense (benefit) for federal income taxes at the statutory
rate of 35.0%                                                  $ 1,786     $(1,109)   $(2,664)
Other                                                               40         472        326
State and local taxes net of federal benefit                       219        --         --
Effects of elimination of tax liabilities no longer required      --          (747)      --
Effects of unrecognized federal tax loss carryforwards            --           667      2,349
Effects of tax loss carrybacks/(carryforwards)                  (1,620)       (227)      --
                                                               -------     -------    -------
Provision (benefit) for income taxes                           $   425     $  (944)   $    11
                                                               -------     -------    -------

At June 30, 2003, the Company has a federal net operating loss carryforward for income tax purposes of approximately $100 million, which will expire between fiscal 2010 and 2023.

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

         At the option of the Company, the Revolving Facility and the Term Loan each may bear interest either at the JPMorgan Chase Bank Rate ("Prime Rate") or the London Interbank Offered Rate ("LIBOR"). If the Company chooses the JPMorgan Chase Bank Rate, the interest (i) on the Revolving Facility accrues at a rate of 1/2 of 1% above the Prime Rate for fiscal 2003 and until the first day of the month following delivery of the Company's consolidated financial statements for fiscal 2003 (the "2003 financials") to the Lender (the "Adjustment Date") and thereafter at a rate ranging from the Prime Rate to 3/4 of 1% above the Prime Rate and (ii) on the Term Loan accrues at a rate of 1% above the Prime Rate for fiscal 2003 and until the Adjustment Date and thereafter at a rate ranging from 1/2 of 1% above the Prime Rate to 1 1/4 % above the Prime Rate. If the Company chooses LIBOR, the interest (i) on the Revolving Facility accrues at a rate of 3 1/4% above LIBOR for fiscal 2003 and until the Adjustment Date and thereafter at a rate ranging from 2 3/4% above LIBOR to 3 1/2% above LIBOR and (ii) on the Term Loan accrues at a rate of 3 3/4% above LIBOR for fiscal 2003 and until the Adjustment Date and thereafter at a rate ranging from 3 1/4% above LIBOR to 4% above LIBOR. All adjustments to interest rates will be determined upon delivery of the Company's 2003 financials to the Lender, based upon the availability under the Revolving Facility and certain fixed charge coverage ratios and leverage ratios. The interest rate as of June 30, 2003 on the Revolving Facility was 4.5% and on the Term Loan was 5.0%.

         On September 27, 2002, the Company borrowed $18.3 million under the Revolving Facility and $10.5 million under the Term Loan. These borrowings were used to pay off the balances under the Former Financing Agreement of $18.3 million and the Former Term Loan of $10.5 million and for working capital purposes. Commencing October 1, 2002, amortization payments in the amount of $375,000 are payable quarterly in arrears in connection with the Term Loan. A balloon payment of $6.0 million is due on September 27, 2005 under the Term Loan. The Company's obligations under the Financing Agreement are secured by a first priority lien on substantially all of the Company's assets, including the Company's accounts receivable, inventory, intangibles, equipment, and trademarks and a pledge of the Company's stock in its subsidiaries.

         The Financing Agreement contains numerous financial and operational covenants, including limitations on additional indebtedness, liens, dividends, stock repurchases and capital expenditures. In addition, the Company is required to maintain (i) specified levels of tangible net worth, (ii) certain fixed charge coverage ratios, (iii) certain leverage ratios, and (iv) specified levels of minimum borrowing availability under the Revolving Facility. At June 30, 2003 the Company was in compliance with all of its covenants. In the event of the early termination by the Company of the Financing Agreement, the Company will be liable for termination fees of (i) (a) $500,000 plus (b) any unpaid portion of the $500,000 minimum factoring commission fees otherwise due in the first year of the term, if termination occurs within twelve months of the closing date; or
(ii) (a) $350,000 if termination occurs between the thirteenth and the twenty-fourth month from the closing date plus, (b) any unpaid portion of the $250,000 minimum factoring commission fees otherwise due for the first half of the second year of the term, if termination occurs between the thirteenth and eighteenth month from the closing date; or (iii) $150,000 if termination occurs after the twenty-fourth month from the closing date. The Company may prepay at any time, in whole or in part, the Term Loan without penalty. The Financing Agreement expires on September 27, 2005.A fee of $125,000 was paid in connection with the new Financing Agreement.

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

         On November 27, 2002, the Company and CIT agreed to an amendment to the original Financing Agreement in order to facilitate the S.L. Danielle acquisition discussed below. The Company and CIT agreed to add the Company's newly formed wholly-owned subsidiary, S.L. Danielle Acquisition, LLC (the "Additional Borrower"), as a co-borrower under the Financing Agreement and related factoring agreement. Accordingly, the Company and CIT (i) amended the Financing Agreement pursuant to a joinder agreement, which also constitutes Amendment No. 1 to the Financing Agreement (the "Amended Financing Agreement") and (ii) entered into a new factoring agreement with the Additional Borrower, to add the Additional Borrower as a co-borrower. The Company's and the Additional Borrower's obligations under the Amended Financing

Agreement are secured by a first priority lien on substantially all of the Company's and the Additional Borrower's assets, including the Company's and the Additional Borrower's accounts receivable, inventory, intangibles, equipment, and trademarks and a pledge of the Company's stock and membership interest in the Company's subsidiaries, including the Additional Borrower.

         On June 30, 2003, the Company had $11.6 million of outstanding letters of credit under the Revolving Facility, total availability of approximately $10.7 million under the new Financing Agreement and no revolving credit borrowings. At June 30, 2002, the Company had $9.8 million of outstanding letters of credit, total availability of approximately $3.8 million and borrowings of $3.6 million, in each case, under the Former Revolving Facility.

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

7.       S.L. DANIELLE ACQUISITION

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

         The aggregate purchase price was approximately $5.1 million, including cash of $4.4 million, 100,000 shares of Common Stock valued at $84,000 and stock options to purchase 500,000 shares of Common Stock valued at $384,000 and transaction costs of approximately $250,000. The acquisition was funded by CIT through revolving credit borrowings of $4.6 million. The value of the 100,000 shares of Common Stock was determined based on the average market price of the Common Stock over the 3-day period before and after the date of the acquisition. The 500,000 stock options were granted at the fair market value on the date of the acquisition and were valued using the Black Scholes option price model.

         The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. The Company is in the process of finalizing the purchase price allocation including the fair value of assets acquired. The final allocation could differ from the estimated fair value.

                                          At November 27, 2002
                                             (in thousands)
      Current assets                             $3,609
      Property, plant, and equipment                 36
      Intangible assets                              90
      Goodwill                                    1,395
                                                 ------
        Total assets acquired                    $5,130
                                                 ======

         The following unaudited pro forma information presents financial information of the Company as though the acquisition had been completed as of the beginning of each of the periods set forth below.

                                                For the Year Ended
                                               June 30,      June 30,
                                                 2003          2002
                                       ---------------------------------------
                                                    (Unaudited)
                                       (In thousands except per share amounts)
     Net sales                                $  147,129    $  166,356
     Net income (loss)                             5,087          (574)
     Basic income (loss) per share            $     0.19    $    (0.02)
     Diluted income (loss) per share          $     0.17    $    (0.02)

8.  EMPLOYEE BENEFIT PLANS

Pension Plan:

         Pursuant to a collective bargaining agreement, all of the Company's union employees are covered by a defined benefit pension plan. Pension expense amounted to approximately $81,000, $50,000, and $1,000 in fiscal 2003, 2002, and 2001, respectively.

The reconciliation of the funded status of the pension plan as of June 30, 2003, 2002 and 2001 is as follows:

                                                   2003        2002        2001
                                                 -------     -------     -------
                                                          (in thousands)
Components of Net Periodic Benefit Costs:
Service Cost                                     $    58     $    59     $    50
Interest Cost                                         72          67          60
Expected Return on Plan Assets                       (64)        (76)        (89)
Recognized Net Actuarial Loss/ (Gain)                 15        --           (20)
                                                 -------     -------     -------
Net Periodic Benefit Cost                        $    81     $    50     $     1
                                                 -------     -------     -------
Change in Benefit Obligation:
Benefit Obligation at Beginning of Year          $ 1,049     $   905     $   797
Service Cost                                          58          59          50
Interest Cost                                         72          67          60
Actuarial Loss/(Gain)                                  5         (23)        (33)
Change in Assumption (Discount Rate)                 220          69          59
Benefits Paid                                        (29)        (28)        (28)
                                                 -------     -------     -------
Benefit Obligation at End of Year                $ 1,375     $ 1,049     $   905
                                                 -------     -------     -------
Reconciliation of Plan Assets:
Fair Value of Plan Assets at Beginning of Year   $   779     $   910     $   971
Actual Return/(Loss) on Plan Assets                   27        (100)       (137)



Employer Contribution                               --          --           108
Benefits Paid                                        (29)        (28)        (28)
Expenses Paid                                         (3)         (3)         (4)
                                                 -------     -------     -------
Fair Value of Plan Assets at End of Year         $   774     $   779     $   910
                                                 -------     -------     -------
Reconciliation of Funded Status at End of Year

Prepaid Benefit Cost                             $  --       $  --       $     5
Accrued Benefit Liability                           (601)       (270)         16
Accumulated Other Comprehensive Loss                 494         242        --
                                                 -------     -------     -------
Net Amount Recognized                            $  (107)    $   (28)    $    21
                                                 -------     -------     -------

Assumptions as of June 30                          2003        2002        2001
                                                 -------     -------     -------
            Discount Rate                           5.75%       7.00%       7.50%
            Long Term Rate of Return                8.50%       8.50%       8.50%

SAVINGS PLAN:

         The Company has a savings plan (the "Savings Plan") under which eligible employees may contribute a percentage of their compensation and the Company (subject to certain limitations) as of January 2003 contributes 10% of the employee's contribution. From February 2002 to January 2003 there was no employer matching contribution. Prior to February 2002 the Company matched 50% of the employee's contribution. The Company contributions are invested in investment funds selected by the participants and are subject to vesting provisions of the Savings Plan. Expense under the Savings Plan was approximately $15,000 in fiscal 2003, $200,000 in fiscal 2002 and $300,000 in fiscal 2001.

9. STOCK BASED COMPENSATION:

         The Company has a Stock Option Plan (the "Option Plan"). Pursuant to the Option Plan, the Company may grant to eligible individuals incentive stock options, as defined in the Internal Revenue Code of 1986, and non-incentive stock options. Under the Option Plan, 6,750,000 shares of Common Stock are reserved for issuance. The maximum number of Shares that any one Eligible Individual may be granted in respect of options may not exceed 4,000,000 shares of Common Stock. No stock options may be granted subsequent to October 29, 2007. The exercise price may not be less than 100% of the fair market value on the date of grant for incentive stock options.

         On January 10, 2001, the Company entered into an employment agreement (the "Agreement") with Nicholas DiPaolo, who has been serving as the Company's Vice Chairman and Chief Operating Officer since November 1, 2000, the effective date of the Agreement. The Agreement has a term of 37 months from the effective date. Under the Agreement on November 1, 2000, Mr. DiPaolo was granted 300,000 fully vested options to purchase Common Stock at the fair market value on the date of grant (the "Sign-On Options"). Under the Agreement on January 10, 2001, Mr. DiPaolo was granted 3,000,000 options to purchase Common Stock of the Company at the fair market value on the date of the grant (the "Put Options"). The exercise price of the Put Options is $0.375. The Put Options vest in three equal annual installments upon each of the first two anniversaries of the Agreement's effective date and November 1, 2003, respectively. In the event that the Company achieved a cumulative earnings before income taxes, depreciation and amortization ("EBITDA") target determined by the Company's Board of Directors for the three year period ended June 30, 2003, Mr. DiPaolo would have been entitled to require the Company to purchase his Put Options, for a purchase price equal to $1,125,000, (i.e., the aggregate exercise price of the Put Options). The Company did not meet the cumulative EBITDA target therefore the company is not required to purchases the Put Options. In the event there is a "Change of Control" of the Company or his employment is terminated without "Cause" (as such terms are defined in the Agreement), Mr. DiPaolo shall also have the right to require the Company to purchase his vested Put Options at a purchase price equal to the aggregate exercise price of the vested Put Options.

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

Information regarding the Company's stock options is summarized below:

                                                                                  Stock Options
                                                       --------------------------------------------------------------------
                                                            Number                  Exercise              Weighted Average
                                                          of Shares                Price Range             Exercise Price
                                                       -----------------    --------------------------    -----------------
Outstanding at June 30, 2000                             2,181,310               $  1.25 - $  3.50            $  2.63
Options granted                                          3,325,000               $   .38 - $   .69            $   .39
Options canceled                                        (2,166,310)              $   .69 - $  3.50            $  2.61
                                                       -----------------

Outstanding at June 30, 2001                             3,340,000               $   .38 - $  3.50            $   .41
Options granted                                          1,920,401               $   .50 - $   .50            $   .50
Options canceled                                           (29,417)              $   .50 - $  3.11            $   .94
                                                       -----------------

Outstanding at June 30, 2002                             5,230,984               $   .38 - $  3.50            $   .44
Options granted                                            910,000               $   .75 - $   .84            $   .80
Options exercised                                           (6,100)              $   .50 - $   .50            $   .50
Options canceled                                           (15,290)              $   .50 - $   .75            $   .75
                                                       -----------------

Outstanding at June 30, 2003                             6,119,594               $   .38 - $  3.50            $   .49
                                                       =================    ==========================    =================

The following table summarizes information about the Company's outstanding and exercisable stock options at June 30, 2003:

                                                   Outstanding                                Exercisable
                                  ----------------------------------------------    --------------------------------
                                                       Weighted-
                                                         Average      Weighted-                           Weighted-
                                                       Remaining        Average                             Average
                                                     Contractual       Exercise                            Exercise
Range of Exercise Price              Shares          Life (Yrs.)          Price        Shares                 Price
--------------------------------------------------------------------------------    --------------------------------
$0.38                                3,000,000              2.34          $0.38         2,000,000              $.38
$0.50                                2,189,594              7.32          $0.50         1,153,416              $.50
$0.69                                   10,000              7.00          $0.69             5,000              $.69
$0.75                                  345,000              9.16          $0.75                 0             $0.00
$0.84                                  550,000              4.87          $0.84                 0             $0.00
$3.00                                   10,000              6.00          $3.00             7,500             $3.00
$3.11                                   10,000              4.65          $3.11            10,000             $3.11
$3.50                                    5,000              5.00          $3.50             5,000             $3.50
--------------------------------------------------------------------------------    --------------------------------
                                     6,119,594              4.75           $.49         3,180,916             $0.44
--------------------------------------------------------------------------------    --------------------------------

         All stock options are granted at fair market value of the Common Stock at grant date. The outstanding stock options have a weighted average contractual life of 4.75 years, 5.45 years, and 4.37 years in 2003, 2002, and 2001, respectively. The number of stock options exercisable at June 30, 2003, 2002, and 2001 were 3,180,916, 1,321,250, and 317,500, respectively.

10.   ACCUMULATED OTHER COMPREHENSIVE LOSS

                                                   For the Year Ended
                                              June 30, 2003     June 30, 2002
                                              -------------     -------------
    Minimum Pension Liability                    $ (494)           $ (242)
                                                 ------            ------
    Accumulated Other Comprehensive Loss         $ (494)           $ (242)
                                                 ======            ======

11.   COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

Lease Obligations:

         The Company leases showroom, distribution and office facilities, and equipment under various noncancellable operating lease agreements which expire through 2009. Rental expense for the years ended June 30, 2003, 2002 and 2001 was approximately $2.6 million, $2.6 million and $2.5 million, respectively.

         The minimum aggregate rental commitments at June 30, 2003 are as follows (in thousands):

            Fiscal year ending:

            2004................................  $   2,609
            2005................................      1,277
            2006................................      1,222
            2007................................      1,132
            2008................................      1,132
            Subsequent to 2009...................     1,101
                                                  ---------
                                                  $   8,473
                                                  =========

Letters of Credit:

         The Company was contingently liable under letters of credit issued by banks to cover primarily contractual commitments for merchandise purchases of approximately $11.6 million and $9.8 million at June 30, 2003 and June 30, 2002, respectively.

Inventory purchase commitments:

         The Company was contingently liable for contractual commitments for merchandise purchases of approximately $11.6 million and $11.9 million at June 30, 2003 and June 30, 2002, respectively.

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

12.      UNAUDITED QUARTERLY RESULTS OF OPERATIONS

Unaudited quarterly financial information for fiscal 2003 and fiscal 2002 is set forth in the table below:

                    (In thousands, except per share amounts)

                                                 First       Second      Third      Fourth
                                                Quarter     Quarter     Quarter    Quarter
                                                --------    --------    --------   --------
FISCAL 2003
  Net sales                                     $ 34,791    $ 30,879    $ 40,983   $ 33,572
  Gross profit                                     9,457       8,202      10,359      7,809
  Net income                                       1,563         580       2,094        440
  Basic earnings per share                          0.06        0.02        0.08       0.02
  Diluted earnings per share                        0.05        0.02        0.07       0.01

FISCAL 2002
  Net sales                                     $ 39,458    $ 29,964    $ 43,617   $ 32,730
  Gross profit                                     8,227       3,003       9,305      8,283
  Net income                                        (582)     (5,338)      1,754      1,942
  Basic and diluted earnings (loss) per share      (0.02)      (0.20)       0.06       0.07

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

                                                                     SCHEDULE II

                       BERNARD CHAUS, INC. & SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
                                 (In thousands)

                                                                     Additions
                                                      Balance at    Charged to
                                                     Beginning of    Costs and                  Balance at End
Description                                              Year        Expenses     Deductions       of Year
Year ended June 30, 2003
  Allowance for doubtful accounts                       $  340       $  (260)     $      0 (1)      $   80
  Reserve for customer allowances and deductions        $1,093       $ 9,352      $  9,610 (2)      $  835
                                                        ------       -------      ------------      ------
Year ended June 30, 2002
  Allowance for doubtful accounts                       $  273       $    75      $      8 (1)      $  340
  Reserve for customer allowances and deductions        $1,074       $11,248      $ 11,229 (2)      $1,093
                                                        ------       -------      ------------      ------
Year ended June 30, 2001
  Allowance for doubtful accounts                       $  407       $    75      $    209 (1)      $  273
                                                        ------       -------      ------------      ------
  Reserve for customer allowances and deductions        $2,365       $13,292      $ 14,583 (2)      $1,074
                                                        ------       -------      ------------      ------

-------------
(1) Uncollectible accounts written off
(2) Allowances charged to reserve and granted to customers