Form 10-Q
period 2003-09-30
CHAUS BERNARD INC
filed 2003-11-14
CIK 793983

                      BERNARD CHAUS, INC. AND SUBSIDIARIES
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 5(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

               For the quarterly period ended September 30, 2003.

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
                                            ----   ----

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) Yes No X

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Date                           Class                 Shares Outstanding
         ----                           -----                 ------------------
  November 12, 2003        Common Stock, $0.01 par value           27,332,007
----------------------     -----------------------------     -------------------

                                      INDEX



PART I  FINANCIAL INFORMATION

Item 1.         Condensed Consolidated Financial Statements (Unaudited)     PAGE

                Condensed Consolidated Balance Sheets as of
                September 30, 2003, June 30, 2003 and
                September 30, 2002                                           3

                Condensed Consolidated Statements of Operations for the
                Three Months ended September 30, 2003 and 2002               4

                Condensed Consolidated Statements of Cash Flows for the
                Three Months ended September 30, 2003 and 2002               5

                Notes to Condensed Consolidated Financial Statements         6

Item 2.         Management's Discussion and Analysis of Financial
                Condition and Results of Operations                         14

Item 3.         Quantitative and Qualitative Disclosures About Market Risk  19

Item 4.         Controls and Procedures                                     19

PART II         OTHER INFORMATION

Item 6.         Exhibits and Reports on Form 8-K                            20

SIGNATURES                                                                  20

CERTIFICATIONS                                                              22

PART I -- FINANCIAL INFORMATION
Item 1.  Financial Statements

                      BERNARD CHAUS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
          (In thousands, except number of shares and per share amounts)

                                                          September 30,    June 30,  September 30,
                                                              2003          2003         2002
                                                            ---------    ---------    ---------
                                                           (Unaudited)      (*)      (Unaudited)
ASSETS
Current Assets
     Cash and cash equivalents                              $     102    $   2,650    $     123
     Accounts receivable - net                                 33,697       19,996       25,880
     Inventories - net                                         14,376       10,696       11,002
     Prepaid expenses and other current assets                    937          719          788
                                                            ---------    ---------    ---------
         Total current assets                                  49,112       34,061       37,793
Fixed assets - net                                              3,723        3,792        4,273
Other assets - net                                                496          599          731
Goodwill                                                        1,437        1,395         --
                                                            ---------    ---------    ---------
          Total assets                                      $  54,768    $  39,847    $  42,797
                                                            =========    =========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
     Revolving credit borrowings                            $  11,604    $    --      $   7,619
     Accounts payable                                          16,234       12,747       11,024
     Accrued expenses                                           3,344        4,161        3,470
     Term loan - current                                        1,500        1,500        1,500
                                                            ---------    ---------    ---------
          Total current liabilities                            32,682       18,408       23,613
Deferred rent                                                     462          455          405
Term loan                                                       7,500        7,875        9,000
                                                            ---------    ---------    ---------
          Total liabilities                                    40,644       26,738       33,018
STOCKHOLDERS' EQUITY
     Preferred stock, $.01 par value,                            --           --           --
          authorized shares - 1,000,000;
          outstanding shares - none
     Common stock, $.01 par value,                                274          274          273
          authorized shares - 50,000,000; issued shares -
          27,394,277 at September 30, 2003, 27,384,277
          at June 30, 2003 and 27,284,277 at September
          30, 2002
     Additional paid-in capital                               125,948      125,943      125,476
     Deficit                                                 (110,124)    (111,134)    (114,248)
     Accumulated other comprehensive loss                        (494)        (494)        (242)
     Less:  Treasury stock at cost -
          62,270 shares at September 30, 2003, June
          30, 2002 and September 30, 2002                      (1,480)      (1,480)      (1,480)
                                                            ---------    ---------    ---------
     Total stockholders' equity                                14,124       13,109        9,779
                                                            ---------    ---------    ---------
          Total liabilities and stockholders' equity        $  54,768    $  39,847    $  42,797
                                                            =========    =========    =========


*Derived from audited financial statements at June 30, 2003. See accompanying notes to condensed consolidated financial statements.

                      BERNARD CHAUS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
          (In thousands, except number of shares and per share amounts)



                                              For the Three Months Ended
                                              --------------------------
                                              September 30,  September 30,
                                                  2003          2002
                                               -----------   -----------
                                                      (Unaudited)
Net sales                                      $    38,805   $    34,791
Cost of goods sold                                  29,595        25,334
                                               -----------   -----------

Gross profit                                         9,210         9,457
Selling, general and administrative expenses         7,836         7,548
                                               -----------   -----------
Income from operations                               1,374         1,909

Interest expense, net                                  272           336
                                               -----------   -----------

Income before income tax provision                   1,102         1,573
Income tax provision                                    92            10
                                               -----------   -----------

Net income                                     $     1,010   $     1,563
                                               ===========   ===========

Basic earnings per share                       $      0.04   $      0.06
                                               ===========   ===========

Diluted earnings per share                     $      0.03   $      0.05
                                               ===========   ===========

Weighted average number of common
    shares outstanding- basic                   27,325,000    27,222,000
                                               ===========   ===========
Weighted average number of common
    shares outstanding- diluted                 30,986,000    29,502,000
                                               ===========   ===========




See accompanying notes to condensed consolidated financial statements.

                      BERNARD CHAUS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                              For the Three Months Ended
                                                            -------------------------------
                                                            September 30,     September 30,
                                                                 2003            2002
                                                            -------------     -------------
                                                                     (Unaudited)
OPERATING ACTIVITIES
Net income                                                     $  1,010         $  1,563
Adjustments to reconcile net income to net cash used in
operating activities:
   Depreciation and amortization                                    356              393
   Loss on disposal of other assets                                --                243
   Provision for losses on accounts receivable                      (20)            --
Changes in operating assets and liabilities:
   Accounts receivable                                          (13,681)          (5,294)
   Inventories                                                   (3,680)          (2,952)
   Prepaid expenses and other current assets                       (224)             546
   Accounts payable                                               3,487            1,275
   Accrued expenses and deferred rent                              (810)             237
                                                               --------         --------
Net Cash Used In Operating Activities                           (13,562)          (3,989)
                                                               --------         --------

INVESTING ACTIVITIES
  Acquisition of business                                           (42)            --
  Purchases of fixed assets                                        (178)             (69)
                                                               --------         --------
Net Cash Used In Investing Activities                              (220)             (69)
                                                               --------         --------

FINANCING ACTIVITIES
  Net proceeds from short-term bank borrowings                   11,604            4,028
  Principal payments on term loan                                  (375)            --
  Net proceeds from exercise of stock options                         5                3
                                                               --------         --------
Net Cash Provided By Financing Activities                        11,234            4,031
                                                               --------         --------

Decrease in cash and cash equivalents                            (2,548)             (27)
Cash and cash equivalents, beginning of period                    2,650              150
                                                               --------         --------
Cash and cash equivalents, end of period                       $    102         $    123
                                                               ========         ========

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for:
  Taxes                                                        $      1         $      1
                                                               ========         ========
  Interest                                                     $    202              287
                                                               ========         ========


See accompanying notes to condensed consolidated financial statements.

                      BERNARD CHAUS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
          Three Months Ended September 30, 2003 and September 30, 2002

1.     Summary of Significant Accounting Policies

         Basis of Presentation: The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("generally accepted accounting principles") for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant intercompany balances and transactions were eliminated. Operating results for the three months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending June 30, 2004 ("fiscal 2004") or any other period. The balance sheet at June 30, 2003 has been derived from the audited financial statements at that date. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2003.

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

Credit Terms:

         The Company extends credit to the majority of its customers through a factoring agreement with The CIT Group/Commercial Services, Inc. ("CIT"). Under the factoring arrangement, the Company receives payment from CIT only after CIT has been paid by the Company's customers. CIT assumes only the risk of the Company's customers' insolvency. All other receivable risks are retained by the Company, including, but not limited to, allowable customer markdowns, operational chargebacks, disputes, discounts, and returns. The Company expects the factoring agreement to terminate in March 2004 assuming certain conditions contained in its credit facility are satisfied. At such time the Company expects to continue to extend credit to its customers based upon an evaluation of the customers' financial condition and credit history. At September 30, 2003, approximately 98% of the

                      BERNARD CHAUS, INC. AND SUBSIDIARIES

Company's accounts receivable are being serviced by CIT under the factoring arrangement. As a result of the Company's dependence on its major customers, particularly three single corporate entities (Dillard's Department Stores, TJX Companies, Inc., and May Department Stores Company), such customers may have the ability to influence the Company's business decisions. The loss of, or significant decrease in, business from any of its major customers would have a material adverse effect on the Company's financial position and results of operations. In addition, the Company's ability to achieve growth in revenues is dependent, in part, on its ability to identify new distribution channels.

Accounts Receivable:

            Accounts Receivable as shown on the Consolidated Balance Sheets is net of allowances and anticipated discounts. An allowance for doubtful accounts is determined through analysis of the aging of accounts receivable at the date of the financial statements, assessments of collectibility based on historic trends and an evaluation of the impact of economic conditions. This amount is not significant primarily due to the Company's bad debt history and the factoring agreement. An allowance for discounts is based on those discounts relating to open invoices where trade discounts have been extended to customers. Costs associated with potential returns of products as well as allowable customer markdowns and operational charge backs, net of expected recoveries, are included as a reduction to net sales and are part of the provision for allowances included in Accounts Receivable. As of September 30, 2003, June 30, 2003 and September 30, 2002, Accounts Receivable was net of allowances of $1.1 million, $1.9 million and $1.6 million, respectively.

Inventories:

            Inventories - Inventory is stated at the lower of cost or market, cost being determined on the first-in, first-out method. Reserves for slow-moving and aged merchandise are provided based on historical experience and current product demand. The Company evaluates the adequacy of the reserves quarterly.

Valuation of Long-Lived Assets and Goodwill:

            The Company periodically reviews the carrying value of its long-lived assets for continued appropriateness. This review is based upon projections of anticipated future undiscounted cash flows. As of September 30, 2003, no impairments of long-lived assets have been recognized. Goodwill represents the cost in excess of the fair value of net assets acquired. The result of the Company's impairment test as of June 30, 2003 indicated that there were no impairments of goodwill or intangible assets to be recorded. The Company will continue to conduct impairment tests annually in the fourth quarter of each fiscal year or sooner if circumstances require. No amortization expense has been recorded for the three months ended September 30, 2003 and 2002.

Income Taxes:

            The Company accounts for income taxes under the asset and liability method in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes. Deferred income taxes reflect the future tax consequences of differences between the tax bases of assets and liabilities and their financial reporting amounts at year-end. As of September 30, 2003 and 2002 and June 30, 2003, the Company recorded a full valuation allowance on its deferred tax assets. The Company will recognize a tax benefit as the Company's net operating loss carryforwards are utilized.

Stock-based Compensation:

         The Company has a Stock Option Plan and accounts for the plan under the recognition and measurement principles of APB 25, "Accounting for Stock Issued to Employees", and related interpretations. Under this method,

                      BERNARD CHAUS, INC. AND SUBSIDIARIES

compensation cost is the excess, if any, of the quoted market price of the stock at the grant date or other measurement date over the amount an employee must pay to acquire the stock. No stock-based employee compensation cost is reflected in net income because options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. Had compensation costs for the Company's stock option grants been determined based on the fair value at the grant dates for awards under these plans in accordance with SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts as follows (Dollars in thousands, except share data):

                                                                                For the Three Months Ended
                                                                           September 30,         September 30,
                                                                                2003                 2002
                                                                                      (Unaudited)
                                                                         (In thousands except per share amounts)
Net income, as reported                                                      $   1,010             $   1,563
Deduct: Total stock-based employee compensation expense
   determined under fair value based method, net of tax effects                    (75)                 (175)
                                                                             ---------             ---------
Proforma net income                                                          $     935             $   1,388
                                                                             =========             =========
Earnings per share:
    Basic-as reported                                                        $    0.04             $    0.06
                                                                             =========             =========
    Basic-proforma                                                           $    0.03             $    0.05
                                                                             =========             =========
    Diluted-as reported                                                      $    0.03             $    0.05
                                                                             =========             =========
    Diluted-proforma                                                         $    0.03             $    0.05
                                                                             =========             =========

The following assumptions were used in the Black Scholes option pricing model that was utilized to determine stock-based employee compensation expense under the fair value based method:

                                                          For the Three                For the Three
                                                           Months Ended                Months Ended
                                                        September 30, 2003          September 30, 2002
                                                        ------------------          ------------------
Weighted average fair value of stock options                    $0.91                      $0.73
granted
Risk-free Interest rate                                          3.42%                      3.92%
Expected dividend yield                                         $0.00                      $0.00
Expected life of option                                      10.0 years                   5.5 years
Expected volatility                                               110%                       188%

         Earnings Per Share: Basic earnings per share has been computed by dividing the applicable net income by the weighted average number of common shares outstanding. Diluted earnings per share has been computed for the three months ended September 30, 2003 and September 30, 2002 by dividing the applicable net income by the weighted average number of common shares outstanding and common equivalents.

                      BERNARD CHAUS, INC. AND SUBSIDIARIES

                                                                For the Three Months Ended
                                                              September 30,      September 30,
Denominator for Earnings per share (in millions)                  2003              2002
                                                              ---------------  ---------------
Denominator for basic earnings per share                          27.3              27.2
weighted-average shares outstanding
Assumed exercise of potential common shares                        3.7               2.3
                                                              ---------------  ---------------
Denominator for diluted earnings per share                        31.0              29.5
                                                              ===============  ===============

Shipping and handling costs:

         Shipping and handling costs are included as a component of Selling, General, & Administrative Expenses in the Consolidated Statements of Operations. For the three months ended September 30, 2003 and 2002, shipping and handling costs approximated $0.2 million and $0.1 million, respectively.

2.       Inventories - net

                       September 30,       June 30,       September 30,
                           2003              2003              2002
                     ---------------- ---------------- -------------------
                                       (in thousands)
                        (unaudited)                        (unaudited)
Raw materials           $     385          $    698         $     -
Work-in-process                -                140               -
Finished goods             14,938            10,597            11,895
Inventory reserves           (947)             (739)             (893)
                     ---------------- ---------------- -------------------
Total                   $  14,376          $ 10,696         $  11,002
                     ================ ================ ===================

        Inventories are stated at the lower of cost, using the first-in first-out (FIFO) method, or market. Included in inventories is merchandise in transit of approximately $7.1 million at September 30, 2003, $8.9 million at June 30, 2003 and $5.4 million at September 30, 2002.

3.       Financing Agreement

         On September 27, 2002, the Company and certain of its subsidiaries entered into a new three-year financing agreement (the "Financing Agreement") with CIT to replace the former Financing Agreement discussed below. The Financing Agreement provides the Company with a $50.5 million facility comprised of (i) a $40 million revolving line of credit (the "Revolving Facility") with a $25 million sublimit for letters of credit, a $3 million seasonal overadvance and certain other overadvances at the discretion of CIT, and (ii) a $10.5 million term loan (the "Term Loan").

         At the option of the Company, the Revolving Facility and the Term Loan each may bear interest either at the JPMorgan Chase Bank Rate ("Prime Rate") or the London Interbank Offered Rate ("LIBOR"). If the Company chooses the Prime Rate, the interest (i) on the Revolving Facility accrues at a rate of 1/2 of 1% above the Prime Rate for fiscal 2003 and until the first day of the month following delivery of the Company's consolidated financial statements for fiscal 2003 (the "2003 financials") to the Lender (the "Adjustment Date," i.e., October 1, 2003 ) and thereafter at a rate ranging from the Prime Rate to 3/4 of 1% above the Prime Rate and (ii) on the Term Loan accrues at a rate of 1% above the Prime Rate for fiscal 2003 and until the Adjustment Date of October 1, 2003 and thereafter at a rate ranging from 1/2 of 1% above the Prime Rate to 1 1/4 % above the Prime Rate. If the Company chooses

                      BERNARD CHAUS, INC. AND SUBSIDIARIES

LIBOR, the interest (i) on the Revolving Facility accrues at a rate of 3 1/4% above LIBOR for fiscal 2003 and until the Adjustment Date of October 1, 2003 and thereafter at a rate ranging from 2 3/4% above LIBOR to 3 1/2% above LIBOR and
(ii) on the Term Loan accrues at a rate of 3 3/4% above LIBOR for fiscal 2003 and until the Adjustment Date of October 1, 2003 and thereafter at a rate ranging from 3 1/4% above LIBOR to 4% above LIBOR. All adjustments to interest rates are based upon the availability under the Revolving Facility and certain fixed charge coverage ratios and leverage ratios. The Company and CIT have agreed in principle that there will be no change in the interest rates charged under the Revolving Facility or the Term Loan at this time. The interest rate as of September 30, 2003 on the Revolving Facility was 4.50% and on the Term Loan was 5.00%.

            On September 27, 2002, the Company borrowed $18.3 million under the Revolving Facility and $10.5 million under the Term Loan. These borrowings were used to pay off the balances under the Former Financing Agreement of $18.3 million and the Former Term Loan of $10.5 million and for working capital purposes. Commencing October 1, 2002, amortization payments in the amount of $375,000 are payable quarterly in arrears in connection with the Term Loan. A balloon payment of $6.0 million is due on September 27, 2005 under the Term Loan. The Company's obligations under the Financing Agreement are secured by a first priority lien on substantially all of the Company's assets, including the Company's accounts receivable, inventory, intangibles, equipment, and trademarks, and a pledge of the Company's equity interest in its subsidiaries.

         The Financing Agreement contains numerous financial and operational covenants, including limitations on additional indebtedness, liens, dividends, stock repurchases and capital expenditures. In addition, the Company is required to maintain (i) specified levels of tangible net worth, (ii) certain fixed charge coverage ratios, (iii) certain leverage ratios, and (iv) specified levels of minimum borrowing availability under the Revolving Facility. At September 30, 2003, the Company was in compliance with all of its covenants. The Company is in discussions with CIT with regard to amending certain financial covenants for fiscal 2004 (including the fixed charge coverage ratio and the minimum borrowing availability covenants) to be consistent with the Company's latest business plan for fiscal 2004. CIT has agreed in principle to support the Company's revised business plan, subject to the negotiation and execution of a definitive amendment to the Financing Agreement. In the event of the early termination by the Company of the Financing Agreement, the Financing Agreement provides that the Company will be liable for termination fees of (i) if the termination occurs within twelve months of the closing date, (a) $500,000 plus (b) any unpaid portion of the $500,000 in minimum factoring commission fees otherwise due in the first year of the term; or (ii) (a) if termination occurs between the thirteenth and the twenty-fourth month from the closing date, $350,000 plus (b) if termination occurs between the thirteenth and eighteenth month from the closing date, any unpaid portion of the $250,000 minimum factoring commission fees otherwise due for the first half of the second year of the term or (iii) if termination occurs after the twenty-fourth month from the closing date, $150,000. The Company may prepay at any time, in whole or in part, the Term Loan without penalty. The Financing Agreement expires on September 27, 2005. A fee of $125,000 was paid in connection with the new Financing Agreement.

         On September 27, 2002 the Company also entered into a factoring agreement with CIT (the "Factoring Agreement"). The Factoring Agreement provides for a factoring commission equal to 4/10 of 1% of the gross face amount of all accounts factored by CIT, plus certain customary charges. The minimum factoring commission fee per year is $500,000. The Factoring Agreement will be terminated after eighteen months provided that there is no event of default under the Factoring Agreement at such time. In such event, the Company shall pay to CIT a collateral management fee equal to $5,000 a month. Under the Factoring Agreement, CIT may also require the Company to utilize CIT to continue to perform certain bookkeeping, collection and management services and the Company shall pay CIT an additional fee equal to 1/4 of 1% of the gross face amount of all accounts, with a minimum aggregate commission of $300,000 per annum and a minimum of $1.50 per invoice. The Company and CIT are in discussions regarding the transition of the factoring agreement to a collateral management arrangement. The costs and timing of a substitute arrangement, if any, have not yet been agreed upon.

                      BERNARD CHAUS, INC. AND SUBSIDIARIES

         On November 27, 2002, the Company and CIT agreed to an amendment to the Financing Agreement in order to facilitate the S.L. Danielle acquisition discussed below. The Company and CIT agreed to add the Company's newly formed wholly-owned subsidiary, S.L. Danielle Acquisition, LLC (the "Additional Borrower"), as a co-borrower under the Financing Agreement and related Factoring Agreement. Accordingly, the Company and CIT (i) amended the Financing Agreement pursuant to a joinder agreement, which also constitutes Amendment No. 1 to the Financing Agreement (the "Amended Financing Agreement") and (ii) entered into a new factoring agreement with the Additional Borrower, to add the Additional Borrower as a co-borrower. The Company's and the Additional Borrower's obligations under the Amended Financing Agreement are secured by a first priority lien on substantially all of the Company's and the Additional Borrower's assets, including the Company's and the Additional Borrower's accounts receivable, inventory, intangibles, equipment, and trademarks and a pledge of the Company's stock interest and membership interest in the Company's subsidiaries, including the Additional Borrower.

         On September 30, 2003, the Company had $18.2 million of outstanding letters of credit under the Revolving Facility, total availability of approximately $6.1 million under the Financing Agreement and $11.6 in revolving credit borrowings. At September 30, 2002, the Company had $11.0 million of outstanding letters of credit, total availability of approximately $9.0 million and borrowings of $7.6 million, , under the Revolving Facility. At June 30, 2003, the Company had $11.6 million of outstanding letters of credit under the Revolving Facility, total availability of approximately $10.7 million under the Financing Agreement and no revolving credit borrowings.

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

         Interest on the Former Revolving Facility accrued at the greater of (i) 6% or (ii) 1/2 of 1% above the lender's prime rate and was payable on a monthly basis, in arrears. Interest on the Former Term Loan accrued at an interest rate equal to the greater of (i) 6.0% or (ii) a rate ranging from 1/2 of 1% above the lender's prime rate to 1 1/2% above the lender's prime rate, which interest rate was determined, from time to time, based upon the Company's availability under the Revolving Facility. The interest rate on the Former Term Loan was 6.0%.

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

         The aggregate purchase price was approximately $5.1 million, including cash of $4.4 million, 100,000 shares of common stock of the Company ("Common Stock") valued at $84,000 and stock options to purchase 500,000 shares of Common Stock valued at $384,000 and transaction costs of approximately $250,000. The acquisition was funded by CIT through revolving credit borrowings of $4.6 million. The value of the 100,000 shares of Common Stock was determined based on the average market price of the Common Stock over the 3-day period before and after the date of the acquisition. The 500,000 stock options were granted at the fair market value on the date of the acquisition and were valued using the Black Scholes option price model. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

                      BERNARD CHAUS, INC. AND SUBSIDIARIES
                              At November 27, 2002
                                 (in thousands)


Current assets                        $         3,567
Property, plant, and equipment                     36
Intangible assets                                  90
Goodwill                                        1,437
                                     ------------------
       Total Assets acquired          $         5,130
                                     ==================

         The following unaudited pro forma information presents financial information of the Company as though the acquisition had been completed as of the beginning of the period set forth below.

                                                 For the Three
                                                  Months Ended
                                                 September 30,
                                                      2002
                                              ---------------------
                                                  (Unaudited)
Net sales                                      $         39,103
Net income (loss)                                         1,699
Basic income (loss) per share                  $           0.06
Diluted income (loss) per share                $           0.06

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

Information regarding the Company's stock options is summarized below:

                                                                                  Stock Options
                                                       ---------------------------------------------------------------
                                                                                                          Weighted
                                                                                                           Average
                                                            Number                  Exercise               Exercise
                                                          of Shares                Price Range              Price
                                                       -----------------    --------------------------  --------------
Outstanding at September 30, 2002                          5,584,884               $ .38 - $ 3.50           $ .46
Options granted                                              550,000               $ .84 - $  .84           $ .84
Options canceled                                             (15,290)              $ .50 - $  .75           $ .75
                                                       -----------------
Outstanding at June 30, 2003                               6,119,594               $ .38 - $ 3.50           $ .49
Options granted                                               30,000               $ .98 - $  .98           $ .98
Options canceled                                             (50,000)              $ .84 - $  .84           $ .84
Options exercised                                            (10,000)              $ .50 - $  .50           $ .50
                                                       -----------------
Outstanding at September 30, 2003                          6,089,594               $ .38 - $ 3.50           $ .49
                                                       =================    ==========================  ==============

                      BERNARD CHAUS, INC. AND SUBSIDIARIES

The following table summarizes information about the Company's outstanding and exercisable stock options at September 30, 2003:

                                                   Outstanding                              Exercisable
                                  ----------------------------------------------    ---------------------------
                                                       Weighted-
                                                         Average      Weighted-                      Weighted-
                                                       Remaining        Average                        Average
                                                     Contractual       Exercise                       Exercise
Exercise Price                        Shares         Life (Yrs.)          Price        Shares            Price
--------------------------------------------------------------------------------    ---------------------------
$0.38                                  3,000,000            2.09          $0.38       2,000,000        $0.38
$0.50                                  2,179,594            7.06          $0.50       2,002,928        $0.50
$0.69                                     10,000            6.75          $0.69           7,500        $0.69
$0.75                                    345,000            8.91          $0.75          86,250        $0.75
$0.84                                    500,000            4.16          $0.84               -        $ -
$0.98                                     30,000            9.75          $0.98               -        $ -
$3.00                                     10,000            5.75          $3.00          10,000        $3.00
$3.11                                     10,000            4.40          $3.11          10,000        $3.11
$3.50                                      5,000            4.75          $3.50           5,000        $3.50
--------------------------------------------------------------------------------    ---------------------------
                                       6,089,594            4.48           $.49       4,121,678        $0.46
--------------------------------------------------------------------------------    ---------------------------


         The outstanding stock options have a weighted average contractual life of 4.5 years and 5.5 years as of September 30, 2003 and 2002, respectively. The number of stock options exercisable at September 30, 2003, June 30, 2003 and September 30, 2002 were 4,121,678, 3,180,916, and 2,181,061, respectively.

                      BERNARD CHAUS, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

         Net sales for the quarter ended September 30, 2003 increased by 11.5 %, or $4.0 million, to $38.8 million from $34.8 million for the quarter ended September 30, 2002. The increase in net sales for the quarter was primarily due to the increase in sales of the Company's private label business partially offset by a decrease in sales of the Company's Chaus product lines. The increase in net sales of the Company's private label business was partially due to the Company's S.L. Danielle product lines, which the Company acquired in November 2002. The ongoing difficult women's retail environment, particularly in the department store channel where the Chaus products are sold, continues to adversely impact the Company's net sales.

         Gross profit for the quarter ended September 30, 2003 decreased $0.3 million to $9.2 million as compared to $9.5 million for the quarter ended September 30, 2002. As a percentage of net sales, gross profit decreased to 23.7% for the quarter ended September 30, 2003 from 27.2% for the quarter ended September 30, 2002. The decrease in gross profit dollars and gross profit percentage was primarily due to the lower sales volume and lower initial mark up from the Company's Chaus product lines. The decrease in gross profit dollars were partially offset by the gross profit from the Company's private label business. The Company's private label business also affected the overall gross profit percentage since this business generally carries a lower gross profit percentage.

         Selling, general and administrative ("SG&A") expenses increased by $0.3 million to $7.8 million for the quarter ended September 30, 2003 from $7.5 million for the quarter ended September 30, 2002. The increase was primarily due to SG&A expenses related to the Company's S.L. Danielle product lines acquired in November 2002. SG&A expenses as a percentage of net sales decreased to 20.2% for the quarter ended September 30, 2003 compared to 21.7% for the quarter ended September 30, 2002. The decrease in SG&A expense as a percentage of net sales was due to the Company's ability to leverage its SG&A expenses on its increased sales volume.

          Interest expense was lower for the quarter ended September 2003 as compared to the quarter ended September 2002 due to decreased bank borrowings and lower interest rates.

         The provisions for income taxes for the quarter ended September 30, 2003 reflects a provision for certain federal, state and local taxes. For the quarter ended September 30, 2003, the Company's income tax provision includes federal alternative minimum taxes (AMT) that are not offset by the Company's net operating loss (NOL) carryforward from prior years. New Jersey enacted tax legislation temporarily suspending the use of net operating loss (NOL) carryforwards against income. Accordingly, for the quarter ended September 30, 2003, the Company has made provisions for additional state income taxes. See discussion below under Critical Accounting Policies and Estimates regarding income taxes and the Company's federal net operating loss carryforward.

Financial Position, Liquidity and Capital Resources

General

         Net cash used in operating activities was $13.6 million for the three months ended September 30, 2003 as compared to cash used in operating activities of $4.0 million for the three months ended September 30, 2002. Cash used in operating activities for such three month period of fiscal 2004 was primarily the result of an increase in accounts receivable ($13.7 million) and an increase in inventories ($3.7 million) partially offset by an increase in accounts payable ($3.5 million).

                      BERNARD CHAUS, INC. AND SUBSIDIARIES

         Cash used in investing activities in the three months ended September 30, 2003 was $0.2 million compared to $0.1 million in the previous year. The capital expenditures for the three months ended September 30, 2003 consisted primarily of management information system upgrades. The Company anticipates additional capital expenditures of approximately $0.3 million for the remainder of fiscal 2004.

         Net cash provided by financing activities was $11.2 million for the three months ended September 30, 2003 as the result of net proceeds from short-term borrowing of $11.6 million partially offset by principal payments on the Term Loan (as defined below) of $0.4 million. Net cash provided by financing activities was $4.0 million for the three months ended September 30, 2002 as the result of net proceeds from short-term borrowing.

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

         At the option of the Company, the Revolving Facility and the Term Loan each may bear interest either at the JPMorgan Chase Bank Rate ("Prime Rate") or the London Interbank Offered Rate ("LIBOR"). If the Company chooses the Prime Rate, the interest (i) on the Revolving Facility accrues at a rate of 1/2 of 1% above the Prime Rate for fiscal 2003 and until the first day of the month following delivery of the Company's consolidated financial statements for fiscal 2003 (the "2003 financials") to the Lender (the "Adjustment Date," i.e., October 1, 2003 ) and thereafter at a rate ranging from the Prime Rate to 3/4 of 1% above the Prime Rate and (ii) on the Term Loan accrues at a rate of 1% above the Prime Rate for fiscal 2003 and until the Adjustment Date of October 1, 2003 and thereafter at a rate ranging from 1/2 of 1% above the Prime Rate to 1 1/4 % above the Prime Rate. If the Company chooses LIBOR, the interest (i) on the Revolving Facility accrues at a rate of 3 1/4% above LIBOR for fiscal 2003 and until the Adjustment Date of October 1, 2003 and thereafter at a rate ranging from 2 3/4% above LIBOR to 3 1/2% above LIBOR and (ii) on the Term Loan accrues at a rate of 3 3/4% above LIBOR for fiscal 2003 and until the Adjustment Date of October 1, 2003 and thereafter at a rate ranging from 3 1/4% above LIBOR to 4% above LIBOR. All adjustments to interest rates are based upon the availability under the Revolving Facility and certain fixed charge coverage ratios and leverage ratios. The Company and CIT have agreed in principle that there will be no change in the interest rates charged under the Revolving Facility or the Term Loan at this time. The interest rate as of September 30, 2003 on the Revolving Facility was 4.50% and on the Term Loan was 5.00%.

         On September 27, 2002, the Company borrowed $18.3 million under the Revolving Facility and $10.5 million under the Term Loan. These borrowings were used to pay off the balances under the Former Financing Agreement of $18.3 million and the Former Term Loan of $10.5 million and for working capital purposes. Commencing October 1, 2002, amortization payments in the amount of $375,000 are payable quarterly in arrears in connection with the Term Loan. A balloon payment of $6.0 million is due on September 27, 2005 under the Term Loan. The Company's obligations under the Financing Agreement are secured by a first priority lien on substantially all of the Company's assets, including the Company's accounts receivable, inventory, intangibles, equipment, and trademarks, and a pledge of the Company's equity interest in its subsidiaries.

         The Financing Agreement contains numerous financial and operational covenants, including limitations on additional indebtedness, liens, dividends, stock repurchases and capital expenditures. In addition, the Company is required to maintain (i) specified levels of tangible net worth, (ii) certain fixed charge coverage ratios, (iii) certain leverage ratios, and (iv) specified levels of minimum borrowing availability under the Revolving Facility. At

                      BERNARD CHAUS, INC. AND SUBSIDIARIES

September 30, 2003, the Company was in compliance with all of its covenants. The Company is in discussions with CIT with regard to amending certain financial covenants for fiscal 2004 (including the fixed charge coverage ratio and the minimum borrowing availability covenants) to be consistent with the Company's latest business plan for fiscal 2004. CIT has agreed in principle to support the Company's revised business plan, subject to the negotiation and execution of a definitive amendment to the Financing Agreement. In the event of the early termination by the Company of the Financing Agreement, the Financing Agreement provides that the Company will be liable for termination fees of (i) if termination occurs within twelve months of the closing date, (a) $500,000 plus
(b) any unpaid portion of the $500,000 in minimum factoring commission fees otherwise due in the first year of the term; or (ii) (a) if termination occurs between the thirteenth and the twenty-fourth month from the closing date, $350,000 plus (b) if termination occurs between the thirteenth and eighteenth month from the closing date, any unpaid portion of the $250,000 minimum factoring commission fees otherwise due for the first half of the second year of the term ,; or (iii) if termination occurs after the twenty-fourth month from the closing date, $150,000. The Company may prepay at any time, in whole or in part, the Term Loan without penalty. The Financing Agreement expires on September 27, 2005. A fee of $125,000 was paid in connection with the new Financing Agreement.

         On September 27, 2002 the Company also entered into a factoring agreement with CIT (the "Factoring Agreement"). The Factoring Agreement provides for a factoring commission equal to 4/10 of 1% of the gross face amount of all accounts factored by CIT, plus certain customary charges. The minimum factoring commission fee per year is $500,000. The Factoring Agreement will be terminated after eighteen months provided that there is no event of default under the Factoring Agreement at such time. Once terminated, the Company shall pay to CIT a collateral management fee equal to $5,000 a month. Under the Factoring Agreement, CIT may also require the Company to utilize CIT to continue to perform certain bookkeeping, collection and management services and the Company shall pay CIT an additional fee equal to 1/4 of 1% of the gross face amount of all accounts, with a minimum aggregate commission of $300,000 per annum and a minimum of $1.50 per invoice. The Company and CIT are in discussions regarding the transition of the factoring agreement to a collateral management arrangement. The costs and timing of a substitute arrangement, if any, have not yet been agreed upon.

         On November 27, 2002, the Company and CIT agreed to an amendment to the Financing Agreement in order to facilitate the S.L. Danielle acquisition discussed below. The Company and CIT agreed to add the Company's newly formed wholly-owned subsidiary, S.L. Danielle Acquisition, LLC (the "Additional Borrower"), as a co-borrower under the Financing Agreement and related Factoring Agreement. Accordingly, the Company and CIT (i) amended the Financing Agreement pursuant to a joinder agreement, which also constitutes Amendment No. 1 to the Financing Agreement (the "Amended Financing Agreement"), and (ii) entered into a new factoring agreement with the Additional Borrower, to add the Additional Borrower as a co-borrower. The Company's and the Additional Borrower's obligations under the Amended Financing Agreement are secured by a first priority lien on substantially all of the Company's and the Additional Borrower's assets, including the Company's and the Additional Borrower's accounts receivable, inventory, intangibles, equipment, and trademarks, and a pledge of the Company's stock interest and membership interest in the Company's subsidiaries, including the Additional Borrower.

         On September 30, 2003, the Company had $18.2 million of outstanding letters of credit under the Revolving Facility, total availability of approximately $6.1 million under the Financing Agreement and $11.6 in revolving credit borrowings. At September 30, 2002, the Company had $11.0 million of outstanding letters of credit, total availability of approximately $9.0 million and borrowings of $7.6 million, under the Revolving Facility. At June 30, 2003, the Company had $11.6 million of outstanding letters of credit under the Revolving Facility, total availability of approximately $10.7 million under the Financing Agreement and no revolving credit borrowings.

         Until September 27, 2002, the Company had a financing agreement with BNY Financial Corporation, a wholly owned subsidiary of General Motors Acceptance Corp. ("GMAC") (the "Former Financing Agreement").

                      BERNARD CHAUS, INC. AND SUBSIDIARIES

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

         Interest on the Former Revolving Facility accrued at the greater of (i) 6% or (ii) 1/2 of 1% above the lender's prime rate and was payable on a monthly basis, in arrears. Interest on the Former Term Loan accrued at an interest rate equal to the greater of (i) 6.0% or (ii) a rate ranging from 1/2 of 1% above the lender's prime rate to 1 1/2% above the lender's prime rate, which interest rate was determined, from time to time, based upon the Company's availability under the Revolving Facility. The interest rate on the Former Term Loan was 6.0%.

Future Financing Requirements

         At September 30, 2003, the Company had working capital of $16.4 million as compared with working capital of $14.2 million at September 30, 2002 and working capital at June 30 2003 was $15.7 million. The Company's business plan requires the availability of sufficient cash flow and borrowing capacity to finance its product lines. The Company expects to satisfy such requirements through cash flow from operations and borrowings under its financing agreements. The Company believes that it has adequate resources to meet its needs for the foreseeable future assuming that it meets its business plan and satisfies the covenants set forth in the Financing Agreement , as expected to be amended.

         The foregoing discussion contains forward-looking statements which are based upon current expectations and involve a number of uncertainties, including the Company's ability to maintain its borrowing capabilities under the new Financing Agreement, retail market conditions, and consumer acceptance of the Company's products.

S.L. Danielle Acquisition

         On November 27, 2002, S.L. Danielle Acquisition, LLC ("S.L. Danielle"), a newly formed subsidiary of the Company, acquired certain assets of S.L. Danielle Inc. The results of S.L. Danielle's operations have been included in the consolidated financial statements since that date. S.L. Danielle designs, arranges for the manufacture of, markets and sells a women's apparel line, principally under private labels. As a result of the acquisition, the Company expects to increase its sales volume through the sale of S.L. Danielle products assuming it can maintain existing customers for such lines and/or obtains new customer relationships for such products.

         The aggregate purchase price was approximately $5.1 million, including cash of $4.4 million, 100,000 shares of common stock of the Company ("Common Stock") valued at $84,000 and stock options to purchase 500,000 shares of Common Stock valued at $384,000 and transaction costs of approximately $250,000. The acquisition was funded by CIT through revolving credit borrowings of $4.6 million. The value of the 100,000 shares of Common Stock was determined based on the average market price of the Common Stock over the 3-day period before and after the date of the acquisition. The 500,000 stock options were granted at the fair market value on the date of the acquisition and were valued using the Black-Scholes option price model.

Critical Accounting Policies and Estimates

         The Company's significant accounting policies are more fully described in Note 2 to the consolidated financial statements included in the Company's annual report on Form 10-K for the year ended June 30, 2003. Certain of the Company's accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. These judgments are based on historical experience, observation of trends in the

                      BERNARD CHAUS, INC. AND SUBSIDIARIES

industry, information provided by customers and information available from other outside sources, as appropriate. Significant accounting policies include:

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

         Accounts Receivable - Accounts Receivable are net of allowances and anticipated discounts. An allowance for doubtful accounts is determined through analysis of the aging of accounts receivable at the date of the financial statements, assessments of collectibility based on historic trends and an evaluation of the impact of economic conditions. This amount is not significant primarily due to the Company's bad debt history and the factoring agreement. An allowance for discounts is based on those discounts relating to open invoices where trade discounts have been extended to customers. Costs associated with potential returns of products as well as allowable customer markdowns and operational charge backs, net of expected recoveries, are included as a reduction to net sales and are part of the provision for allowances included in Accounts Receivable. These provisions result from seasonal negotiations as well as historic deduction trends, net expected recoveries and the evaluation of current market conditions. As of September 30, 2003, June 30, 2003 and September 30, 2002, Accounts Receivable was net of allowances of $1.1 million, $1.9 million and $1.6 million, respectively.

         Inventories - Inventory is stated at the lower of cost or market, cost being determined on the first-in, first-out method. Reserves for slow moving and aged merchandise are provided based on historical experience and current product demand. Inventory reserves were $0.9 million at September 30, 2003 and 2002, and $0.7 million at June 30, 2003. The increase in inventory reserves at September 30, 2003 is based upon the level of excess and aged inventory and the Company's estimated recoveries on the sale of the inventory. While markdowns have been within expectations and the provisions established, the Company cannot guarantee that it will continue to experience the same level of markdowns as in the past.

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

         Income Taxes - The Company's results of operations have generated a federal tax net operating loss ("NOL") carryforward of approximately $100 million as of June 30, 2003. Generally accepted accounting principles require that the Company record a valuation allowance against the deferred tax asset associated with this NOL if it is "more likely than not" that the Company will not be able to utilize it to offset future taxes. Due to the size of the NOL carryforward in relation to the Company's history of unprofitable operations, the Company does not recognize federal tax benefits of its losses and has established a valuation allowance for all deferred tax assets. As a result, the provision for income taxes primarily relates to state and local taxes. It is possible, however, that the Company could be profitable in the future at levels which cause management to conclude that it is more likely than not that the Company will realize all or a portion of the NOL carryforward. Upon reaching such a conclusion, the Company would record the estimated net realizable value of the deferred tax asset at that time and would then provide for income taxes at a rate equal to its combined federal and state effective rates. Subsequent revisions to the estimated

                      BERNARD CHAUS, INC. AND SUBSIDIARIES

net realizable value of the deferred tax asset could cause the Company's provision for income taxes to vary from period to period, although its cash tax payments would remain unaffected until the benefit of the NOL is utilized.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

         Interest Rate Risk- The Company is subject to market risk from exposure to changes in interest rates based primarily on its financing activities. The market risk inherent in the financial instruments represents the potential loss in earnings or cash flows arising from adverse changes in interest rates. These debt obligations with interest rates tied to the prime rate are described in "Liquidity and Capital Resources", as well as Note 3 of the Notes to the Consolidated Financial Statements. The Company manages these exposures through regular operating and financing activities. The Company has not entered into any derivative financial instruments for hedging or other purposes. The following quantitative disclosures are based on the prevailing prime rate. These quantitative disclosures do not represent the maximum possible loss or any expected loss that may occur, since actual results may differ from these estimates.

         At September 30, 2003 and 2002, the carrying amounts of the Company's revolving credit borrowings and term loan approximated fair value. As of September 30, 2003, the Company's revolving credit borrowings bore interest at 4.5% and the term loan bore interest at 5.0%. As of September 30, 2003, a hypothetical immediate 10% adverse change in prime interest rates relating to the Company's revolving credit borrowings and term loan would have a $0.1 million unfavorable impact on its earnings and cash flows over a one-year period.

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

         Each fiscal quarter the Company carries out an evaluation, under the supervision and with the participation of the Company's management, including Company's Chairwoman and Chief Executive Officer along with the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon the foregoing, the Company's Chairwoman and Chief Executive Officer along with the Company's Chief Financial Officer, concluded that, as of September 30, 2003, the Company's disclosure controls and procedures were effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's Exchange Act reports.

         During the fiscal quarter ended September 30, 2003, there has been no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                      BERNARD CHAUS, INC. AND SUBSIDIARIES


PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.
         Exhibits.


*31.1 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Josephine Chaus.

*31.2 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Barton Heminover.

*32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Josephine Chaus.

*32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Barton Heminover.

         *   Filed herewith

         (b) The Company filed no reports on Form 8-K during the quarter ended September 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    BERNARD CHAUS, INC.
                                    (Registrant)


Date:    November 12, 2003          By: /s/ Josephine Chaus
                                       --------------------
                                    JOSEPHINE CHAUS
                                    Chairwoman of the Board, and
                                    Chief Executive Officer

Date:    November 12, 2003         By: /s/ Nicholas DiPaolo
                                      ---------------------
                                   NICHOLAS DIPAOLO
                                   Vice Chairman of the Board, and
                                   Chief Operating Officer

Date:    November 12, 2003         By: /s/ Barton Heminover
                                      ---------------------
                                   BARTON HEMINOVER
                                   Chief Financial Officer

                      BERNARD CHAUS, INC. AND SUBSIDIARIES

                                INDEX TO EXHIBITS

EXHIBIT NUMBER                        EXHIBIT TITLE
--------------   ---------------------------------------------------------------

31.1 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Josephine Chaus.

31.2 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Barton Heminover.

32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Josephine Chaus.

32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Barton Heminover.