Form 10-Q
period 2003-12-31
CHAUS BERNARD INC
filed 2004-02-12
CIK 793983

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              --------------------

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 5(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934.

                For the quarterly period ended December 31, 2003.

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes [X] No [ ] .

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) Yes [ ] No [X]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Date                             Class                Shares Outstanding
-----------------            ------------------------      ---------------------
February 12, 2004         Common Stock, $0.01 par value         27,407,007
-----------------            ------------------------      ---------------------

                                                            INDEX



PART I  FINANCIAL INFORMATION

Item 1.          Condensed Consolidated Financial Statements (Unaudited)            PAGE
                 Condensed Consolidated Balance Sheets as of
                 December 31, 2003, June 30, 2003 and
                 December 31, 2002                                                    3

                 Condensed Consolidated Statements of Operations for the
                 Quarters and Six Months ended December 31, 2003 and 2002             4

                 Condensed Consolidated Statements of Cash Flows for the
                 Six Months ended December 31, 2003 and 2002                          5

                 Notes to Condensed Consolidated Financial Statements                 6

Item 2.          Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                                 15

Item 3.          Quantitative and Qualitative Disclosures About Market Risk          21

Item 4.          Controls and Procedures                                             21

PART II OTHER INFORMATION

Item 6.          Exhibits and Reports on Form 8-K                                    23

SIGNATURES                                                                           24

INDEX TO EXHIBITS                                                                    25



PART I -- FINANCIAL INFORMATION
Item 1.  Financial Statements

                      BERNARD CHAUS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
          (In thousands, except number of shares and per share amounts)

                                                           December 31,   June 30,   December 31,
                                                               2003         2003        2002
                                                           ------------  ---------  ------------
                                                           (Unaudited)     ( * )    (Unaudited)
ASSETS
Current Assets
     Cash and cash equivalents                              $     162    $   2,650    $     836
     Accounts receivable - net                                 23,623       19,996       18,134
     Inventories - net                                         10,225       10,696       10,049
     Prepaid expenses and other current assets                    774          719          932
                                                            ---------    ---------    ---------
         Total current assets                                  34,784       34,061       29,951
Fixed assets - net                                              3,554        3,792        4,103
Other assets - net                                                432          599          633
Goodwill                                                        1,437        1,395        1,270
                                                            ---------    ---------    ---------
          Total assets                                      $  40,207    $  39,847    $  35,957
                                                            =========    =========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
     Revolving credit borrowings                            $   4,037    $    --      $    --
     Accounts payable                                           9,882       12,747        9,878
     Accrued expenses                                           3,224        4,161        4,706
     Term loan - current                                        1,500        1,500        1,500
                                                            ---------    ---------    ---------
          Total current liabilities                            18,643       18,408       16,084
Deferred rent                                                     468          455          421
Term loan                                                       7,125        7,875        8,625
                                                            ---------    ---------    ---------
          Total liabilities                                    26,236       26,738       25,130
STOCKHOLDERS' EQUITY
     Preferred stock, $.01 par value,
          authorized shares - 1,000,000;                         --           --           --
          outstanding shares - none
     Common stock, $.01 par value,
          authorized shares - 50,000,000; issued shares -         275          274          274
          27,469,277 at December 31, 2003, 27,384,277
          at June 30, 2003 and at December 31, 2002
     Additional paid-in capital                               125,985      125,943      125,943
     Deficit                                                 (110,315)    (111,134)    (113,668)
     Accumulated other comprehensive loss                        (494)        (494)        (242)
     Less:  Treasury stock at cost -
          62,270 shares at December 31, 2003, June
          30, 2003 and December 31, 2002                       (1,480)      (1,480)      (1,480)
                                                            ---------    ---------    ---------
     Total stockholders' equity                                13,971       13,109       10,827
                                                            ---------    ---------    ---------
          Total liabilities and stockholders' equity        $  40,207    $  39,847    $  35,957
                                                            =========    =========    =========

*Derived from audited financial statements at June 30, 2003. See accompanying notes to condensed consolidated financial statements.

                      BERNARD CHAUS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
          (In thousands, except number of shares and per share amounts)



                                                            For the Quarter Ended         For the Six Months Ended
                                                          December 31,    December 31,   December 31,   December 31,
                                                              2003            2002           2003           2002
                                                          ------------    ------------   ------------   ------------
                                                                  (Unaudited)                    (Unaudited)
Net sales                                                 $     34,566    $     30,879   $     73,371   $     65,670
Cost of goods sold                                              26,549          22,677         56,144         48,011
                                                          ------------    ------------   ------------   ------------

Gross profit                                                     8,017           8,202         17,227         17,659
Selling, general and administrative expenses                     7,877           7,154         15,713         14,702
                                                          ------------    ------------   ------------   ------------
Income from operations                                             140           1,048          1,514          2,957

Interest expense, net                                              338             304            610            640
                                                          ------------    ------------   ------------   ------------

Income (loss) before for income tax provision (benefit)           (198)            744            904          2,317
Income tax provision (benefit)                                      (7)            164             85            174
                                                          ------------    ------------   ------------   ------------

Net income (loss)                                         $       (191)   $        580   $        819   $      2,143
                                                          ============    ============   ============   ============

Basic earnings (loss) per share                           $      (0.01)   $       0.02   $       0.03   $       0.08
                                                          ============    ============   ============   ============

Diluted earnings (loss) per share                         $      (0.01)   $       0.02   $       0.03   $       0.07
                                                          ============    ============   ============   ============

Weighted average number of
  common shares outstanding- basic                          27,378,000      27,256,000     27,351,000     27,237,000
                                                          ============    ============   ============   ============

Weighted average number of common
    shares outstanding - diluted                            27,378,000      29,793,000     30,889,000     29,646,000
                                                          ============    ============   ============   ============


See accompanying notes to condensed consolidated financial statements.

                      BERNARD CHAUS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                         For the Six Months Ended
                                                                       ----------------------------
                                                                       December 31,    December 31,
                                                                           2003            2002
                                                                       ------------    ------------
                                                                               (Unaudited)
OPERATING ACTIVITIES
Net income                                                               $   819         $ 2,143
Adjustments to reconcile net income to net cash used in
operating activities:
   Depreciation and amortization                                             671             774
   Loss on disposal of other assets                                           --             243
   Provision for losses on accounts receivable                               (20)             --
Changes in operating assets and liabilities:
   Accounts receivable                                                    (3,607)          3,930
   Inventories                                                               471             192
   Prepaid expenses and other current assets                                 (55)            475
   Accounts payable                                                       (2,865)            129
   Accrued expenses and deferred rent                                       (924)          1,489
                                                                         -------         -------
Net Cash (Used In) Provided by Operating Activities                       (5,510)          9,375
                                                                         -------         -------

INVESTING ACTIVITIES
  Acquisition of business                                                    (42)         (4,577)
  Purchases of fixed assets                                                 (266)           (149)
                                                                         -------         -------
Net Cash Used In Investing Activities                                       (308)         (4,726)
                                                                         -------         -------

FINANCING ACTIVITIES
  Net proceeds (payments) from short-term bank borrowings                  4,037          (3,591)
  Principal payments on term loan                                           (750)           (375)
  Net proceeds from exercise of stock options                                 43               3
                                                                         -------         -------
Net Cash Provided by (Used In) Financing Activities                        3,330          (3,963)
                                                                         -------         -------

(Decrease) increase in cash and cash equivalents                          (2,488)            686
Cash and cash equivalents, beginning of period                             2,650             150
                                                                         -------         -------
Cash and cash equivalents, end of period                                 $   162         $   836
                                                                         =======         =======

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for:
  Taxes                                                                  $   226         $    86
                                                                         =======         =======
  Interest                                                               $   469         $   540
                                                                         =======         =======
Non cash investing activities:
  Common stock issued for acquisition of business                        $    --         $    84
                                                                         =======         =======
  Stock options issued for acquisition of business                       $    --         $   384
                                                                         =======         =======

See accompanying notes to condensed consolidated financial statements

                      BERNARD CHAUS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

            Six Months Ended December 31, 2003 and December 31, 2002

1. Summary of Significant Accounting Policies

         Basis of Presentation: The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("generally accepted accounting principles") for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant intercompany balances and transactions were eliminated. Operating results for the quarter and six months ended December 31, 2003 are not necessarily indicative of the results that may be expected for the year ending June 30, 2004 ("fiscal 2004") or any other period. The balance sheet at June 30, 2003 has been derived from the audited financial statements at that date. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2003.

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

Credit Terms:

         The Company extends credit to the majority of its customers through a factoring agreement with The CIT Group/Commercial Services, Inc. ("CIT"). Under the factoring arrangement, the Company receives payment from CIT only after CIT has been paid by the Company's customers. CIT assumes only the risk of the Company's customers' insolvency. All other receivable risks are retained by the Company, including, but not limited to, allowable customer markdowns, operational chargebacks, disputes, discounts, and returns. The Company expects the factoring agreement to terminate in March 2004 assuming certain conditions contained in its credit facility are satisfied. At such time the Company expects to continue to extend credit to its customers based upon an evaluation

                      BERNARD CHAUS, INC. AND SUBSIDIARIES

of the customers' financial condition and credit history. At December 31, 2003, approximately 98% of the Company's accounts receivable are being serviced by CIT under the factoring arrangement. As a result of the Company's dependence on its major customers, particularly three single corporate entities (Dillard's Department Stores, TJX Companies, Inc., and Sam's Club), such customers may have the ability to influence the Company's business decisions. The loss of, or significant decrease in, business from any of its major customers would have a material adverse effect on the Company's financial position and results of operations. In addition, the Company's ability to achieve growth in revenues is dependent, in part, on its ability to identify new distribution channels.

Accounts Receivable:

            Accounts Receivable as shown on the Consolidated Balance Sheets is net of allowances and anticipated discounts. An allowance for doubtful accounts is determined through analysis of the aging of accounts receivable at the date of the financial statements, assessments of collectibility based on historic trends and an evaluation of the impact of economic conditions. This amount is not significant primarily due to the Company's bad debt history and the factoring agreement. An allowance for discounts is based on those discounts relating to open invoices where trade discounts have been extended to customers. Costs associated with potential returns of products as well as allowable customer markdowns and operational charge backs, net of expected recoveries, are included as a reduction to net sales and are part of the provision for allowances included in Accounts Receivable. As of December 31, 2003, June 30, 2003 and December 31, 2002, Accounts Receivable was net of allowances of $0.4 million, $1.9 million and $1.5 million, respectively.

Inventories:

             Inventory is stated at the lower of cost or market, cost being determined on the first-in, first-out method. Reserves for slow-moving and aged merchandise are provided based on historical experience and current product demand. The Company evaluates the adequacy of the reserves quarterly.

Valuation of Long-Lived Assets and Goodwill:

            The Company periodically reviews the carrying value of its long-lived assets for continued appropriateness. This review is based upon projections of anticipated future undiscounted cash flows. As of December 31, 2003, no impairments of long-lived assets have been recognized. Goodwill represents the cost in excess of the fair value of net assets acquired. The result of the Company's impairment test as of June 30, 2003 indicated that there were no impairments of goodwill or intangible assets to be recorded. The Company will continue to conduct impairment tests annually in the fourth quarter of each fiscal year or sooner if circumstances require. No amortization expense has been recorded for the six months ended December 31, 2003 and 2002.

Income Taxes:

            The Company accounts for income taxes under the asset and liability method in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes. Deferred income taxes reflect the future tax consequences of differences between the tax bases of assets and liabilities and their financial reporting amounts at year-end. As of December 31, 2003 and 2002 and June 30, 2003, the Company recorded a full valuation allowance on its deferred tax assets. The Company will recognize a tax benefit as the Company's net operating loss carryforwards are utilized.

                      BERNARD CHAUS, INC. AND SUBSIDIARIES

Stock-based Compensation:

         The Company has a Stock Option Plan and accounts for the plan under the recognition and measurement principles of APB 25, "Accounting for Stock Issued to Employees", and related interpretations. Under this method, compensation cost is the excess, if any, of the quoted market price of the stock at the grant date or other measurement date over the amount an employee must pay to acquire the stock. No stock-based employee compensation cost is reflected in net income because options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. Had compensation costs for the Company's stock option grants been determined based on the fair value at the grant dates for awards under these plans in accordance with SFAS No. 123, the Company's net income (loss) and earnings per share would have been adjusted to the pro forma amounts as follows (Dollars in thousands, except share data):

                                                                    For the Three Months Ended  For the Six Months Ended
                                                                   December 31,  December 31,  December 31,   December 31,
                                                                      2003           2002          2003           2002
                                                                   ------------  ------------  ------------   ------------
                                                                                       (Unaudited)
                                                                         (In thousands except per share amounts)
Net income (loss), as reported                                       $ (191)       $   580       $   819       $   2,143
Deduct: Total stock-based employee compensation expense
   determined under fair value based method, net of tax effects         (43)          (135)         (118)           (310)
                                                                     ------        -------       -------       ---------
Proforma net income (loss)                                           $ (234)       $   445       $   701       $   1,833
                                                                     ======        =======       =======       =========
Earnings per share:
                                                                     ------        -------       -------       ---------

    Basic-as reported                                                $(0.01)       $  0.02       $  0.03       $    0.08
                                                                     ======        =======       =======       =========


    Basic-proforma                                                   $(0.01)       $  0.02       $  0.03       $    0.07
                                                                     ======        =======       =======       =========

                                                                     ------        -------       -------       ---------

    Diluted-as reported                                              $(0.01)       $  0.02       $  0.03       $    0.07
                                                                     ======        =======       =======       =========

    Diluted-proforma                                                 $(0.01)       $  0.01       $  0.02       $    0.06
                                                                     ======        =======       =======       =========

The following assumptions were used in the Black Scholes option pricing model that was utilized to determine stock-based employee compensation expense under the fair value based method:

                                                            For the                     For the
                                                      Three Months Ended          Three Months Ended
                                                       December 31, 2003           December 31, 2002
                                                      ------------------          ------------------
Weighted average fair value of stock options                 $0.88                      $0.82
granted
Risk-free Interest rate                                       4.18%                      3.92%
Expected dividend yield                                      $0.00                      $0.00
Expected life of option                                       10.0 years                  5.5 years
Expected volatility                                           103%                       188%

         Earnings Per Share: Basic earnings per share has been computed by dividing the applicable net income (loss) by the weighted average number of common shares outstanding. Diluted earnings per share has been computed for the three months ended December 31, 2002 and for the six months ended December 31, 2003 and December 31, 2002 by dividing the applicable net income by the weighted average number of common shares outstanding and common equivalents. Potentially dilutive shares were not included in the calculation of diluted loss per share for the three months ended December 31, 2003, as their inclusion would have been antidilutive.

                      BERNARD CHAUS, INC. AND SUBSIDIARIES

                                                              For the Three Months Ended            For the Six Months Ended
                                                            December 31,      December 31,       December 31,      December 31,
Denominator for Earnings per share (in millions)                2003              2002               2003              2002
                                                            ------------      ------------       ------------      ------------
Denominator for basic earnings per share
   weighted-average shares outstanding                          27.4              27.3               27.4              27.2
Assumed exercise of potential common shares                      --                2.5                3.5               2.4
                                                                ----              ----               ----              ----
Denominator for diluted earnings per share                      27.4              29.8               30.9              29.6
                                                                ====              ====               ====              ====


Shipping and handling costs:

         Shipping and handling costs are included as a component of Selling, General, & Administrative Expenses in the Consolidated Statements of Operations. For the three months ended December 31, 2003 and 2002, shipping and handling costs approximated $0.1 million and $0.1 million, respectively. For the six months ended December 31, 2003 and 2002, shipping and handling costs approximated $0.3 million and $0.2 million, respectively.


2. Inventories - net

                       December 31,    June 30,      December 31,
                          2003           2003           2002
                       ------------    --------      ------------
                                    (in thousands)
                      (unaudited)                    (unaudited)
Raw materials           $  1,540       $    698       $    445
Work-in-process                6            140            330
Finished goods             9,373         10,597          9,873
Inventory reserves          (694)          (739)          (599)
                        --------       --------       --------
Total                   $ 10,225       $ 10,696       $ 10,049
                        ========       ========       ========

         Inventories are stated at the lower of cost, using the first-in first-out (FIFO) method, or market. Included in inventories is merchandise in transit of approximately $7.6 million at December 31, 2003, $8.9 million at June 30, 2003 and $6.5 million at December 31, 2002.

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

         At the option of the Company, the Revolving Facility and the Term Loan each may bear interest either at the JP Morgan Chase Bank Rate ("Prime Rate") or the London Interbank Offered Rate ("LIBOR"). If the Company chooses the Prime Rate, the interest (i) on the Revolving Facility accrues at a rate of 1/2 of 1% above the Prime Rate

                      BERNARD CHAUS, INC. AND SUBSIDIARIES

for fiscal 2003 and until the first day of the month following delivery of the Company's consolidated financial statements for fiscal 2003 (the "2003 financials") to the Lender (the "Adjustment Date," i.e., October 1, 2003 ) and thereafter at a rate ranging from the Prime Rate to 3/4 of 1% above the Prime Rate and (ii) on the Term Loan accrues at a rate of 1% above the Prime Rate for fiscal 2003 and until the Adjustment Date of October 1, 2003 and thereafter at a rate ranging from 1/2 of 1% above the Prime Rate to 1 1/4 % above the Prime Rate. If the Company chooses LIBOR, the interest (i) on the Revolving Facility accrues at a rate of 3 1/4% above LIBOR for fiscal 2003 and until the Adjustment Date of October 1, 2003 and thereafter at a rate ranging from 2 3/4% above LIBOR to 3 1/2% above LIBOR and (ii) on the Term Loan accrues at a rate of 3 3/4% above LIBOR for fiscal 2003 and until the Adjustment Date of October 1, 2003 and thereafter at a rate ranging from 3 1/4% above LIBOR to 4% above LIBOR. All adjustments to interest rates are based upon the availability under the Revolving Facility and certain fixed charge coverage ratios and leverage ratios. The Company and CIT have agreed that there will be no change in the interest rates charged under the Revolving Facility or the Term Loan at this time. The interest rate as of December 31, 2003 on the Revolving Facility was 4.50% and on the Term Loan was 5.00%.

            On September 27, 2002, the Company borrowed $18.3 million under the Revolving Facility and $10.5 million under the Term Loan. These borrowings were used to pay off the balances under the Former Financing Agreement of $18.3 million and the Former Term Loan of $10.5 million and for working capital purposes. Commencing October 1, 2002, amortization payments in the amount of $375,000 (increased to $425,000 by the Second Amended Financing Agreement described in note 6) are payable quarterly in arrears in connection with the Term Loan. A balloon payment of $6.6 million is due on September 27, 2005 under the Term Loan. The Company's obligations under the Financing Agreement are secured by a first priority lien on substantially all of the Company's assets, including the Company's accounts receivable, inventory, intangibles, equipment, and trademarks, and a pledge of the Company's equity interest in its subsidiaries.

         The Financing Agreement contains numerous financial and operational covenants, including limitations on additional indebtedness, liens, dividends, stock repurchases and capital expenditures. In addition, the Company is required to maintain (i) specified levels of tangible net worth, (ii) certain fixed charge coverage ratios, (iii) certain leverage ratios, and (iv) specified levels of minimum borrowing availability under the Revolving Facility. At December 31, 2003, the Company was in compliance with all of its covenants. In the event of the early termination by the Company of the Financing Agreement, the Financing Agreement provides that the Company will be liable for termination fees of (i) if the termination occurs within twelve months of the closing date, (a) $500,000 plus (b) any unpaid portion of the $500,000 in minimum factoring commission fees otherwise due in the first year of the term; or (ii) (a) if termination occurs between the thirteenth and the twenty-fourth month from the closing date, $350,000 plus (b) if termination occurs between the thirteenth and eighteenth month from the closing date, any unpaid portion of the $250,000 minimum factoring commission fees otherwise due for the first half of the second year of the term or (iii) if termination occurs after the twenty-fourth month from the closing date, $150,000. The Company may prepay at any time, in whole or in part, the Term Loan without penalty. The Financing Agreement expires on September 27, 2005. A fee of $125,000 was paid in connection with the new Financing Agreement.

         On September 27, 2002 the Company also entered into a factoring agreement with CIT (the "Factoring Agreement"). The Factoring Agreement provides for a factoring commission equal to 4/10 of 1% of the gross face amount of all accounts factored by CIT, plus certain customary charges. The minimum factoring commission fee per year is $500,000. The Factoring Agreement will be terminated after eighteen months provided that there is no event of default under the Factoring Agreement at such time. Once terminated, the Company shall pay to CIT a collateral management fee equal to $5,000 a month. Under the Factoring Agreement, CIT may also require the Company to utilize CIT to continue to perform certain bookkeeping, collection and management services and the Company shall pay CIT an additional fee equal to 1/4 of 1% of the gross face amount of all accounts, with a minimum aggregate commission of $300,000 per annum and a minimum of $1.50 per invoice. [The Company and CIT are in

                      BERNARD CHAUS, INC. AND SUBSIDIARIES

discussions regarding the transition of the factoring agreement to a collateral management arrangement . The costs and timing of a substitute arrangement, if any, have not yet been agreed upon.]

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

         See Note 6 regarding the Cynthia Steffe acquisition and the related amendment to the Financing Agreement and Term Loan.

         On December 31, 2003, the Company had $11.7 million of outstanding letters of credit under the Revolving Facility, total availability of approximately $6.7 million under the Amended Financing Agreement, $4.0 in revolving credit borrowings and a balance of $8.6 million on the Term Loan. At December 31, 2002, the Company had $9.3 million of outstanding letters of credit, total availability of approximately $8.8 million, a balance of $10.1 million on the Term Loan and no revolving credit borrowings under the Revolving Facility. At June 30, 2003, the Company had $11.6 million of outstanding letters of credit under the Revolving Facility, total availability of approximately $10.7 million under the Financing Agreement, a balance of $9.4 million on the Term Loan and no revolving credit borrowings.

Prior Financing Agreement

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

                      BERNARD CHAUS, INC. AND SUBSIDIARIES


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

                     The aggregate purchase price was approximately $5.1 million, including cash of $4.4 million, 100,000 shares of common stock of the Company ("Common Stock") valued at $84,000 and stock options to purchase 500,000 shares of Common Stock valued at $384,000 and transaction costs of approximately $250,000. The acquisition was funded by CIT through revolving credit borrowings of $4.6 million. The value of the 100,000 shares of Common Stock was determined based on the average market price of the Common Stock over the 3-day period before and after the date of the acquisition. The 500,000 stock options were granted at the fair market value on the date of the acquisition and were valued using the Black Scholes option pricing model. The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition.

                                     At November 27, 2002
                                        (in thousands)
       Current assets                      $3,567
       Property, plant, and equipment          36
       Intangible assets                       90
       Goodwill                             1,437
                                           ------
              Total assets acquired        $5,130
                                           ======

         The following unaudited pro forma information presents financial information of the Company as though the acquisition had been completed as of the beginning of the period set forth below.

                         For the Three Months Ended For the Six Months Ended
                                  December 31,            December 31,
                                     2002                    2002
                               ---------------------------------------
                                            (Unaudited)
                               (In thousands except per share amounts)
Net sales                             $33,074             $72,211
Net income                                666               2,553
Basic income per share                $  0.02             $  0.09
Diluted income per share              $  0.02             $  0.09

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

                      BERNARD CHAUS, INC. AND SUBSIDIARIES

exceed 4,000,000 shares of Common Stock. No stock options may be granted subsequent to October 29, 2007. The exercise price may not be less than 100% of the fair market value on the date of grant for incentive stock options.


Information regarding the Company's stock options is summarized below:

                                                      Stock Options
                                      ------------------------------------------
                                                                        Weighted
                                                                        Average
                                         Number          Exercise       Exercise
                                       of Shares        Price Range      Price
                                      -------------  ----------------  ---------

Outstanding at December 31, 2002        6,134,884     $ .38 - $3.50      $ .50
Options canceled                          (15,290)    $ .50 - $ .75      $ .75
                                      -------------

Outstanding at June 30, 2003            6,119,594     $ .38 - $3.50      $ .49
Options granted                           130,000     $ .98 - $1.12      $1.09
Options exercised                         (85,000)    $ .50 - $ .50      $ .50
Options canceled                          (50,000)    $ .84 - $ .84      $ .84
                                      -------------
Outstanding at December 31, 2003        6,114,594     $ .38 - $3.50      $ .50
                                      =============  ================  =========


The following table summarizes information about the Company's outstanding and exercisable stock options at December 31, 2003:

                         Outstanding                      Exercisable
           -------------------------------------    ----------------------
                          Weighted-
                           Average     Weighted-                 Weighted-
                          Remaining     Average                   Average
Exercise                 Contractual   Exercise                  Exercise
Price        Shares      Life (Yrs.)     Price        Shares      Price
------------------------------------------------    ----------------------

$0.38      3,000,000         1.84        $0.38      3,000,000      $0.38
$0.50      2,104,594         6.78        $0.50      1,927,928      $0.50
$0.69         10,000         6.50        $0.69          7,500      $0.69
$0.75        345,000         8.66        $0.75         86,250      $0.75
$0.84        500,000         3.91        $0.84        250,000      $0.84
$0.98         30,000         9.50        $0.98           --        $ --
$1.12        100,000         9.89        $1.12           --        $ --
$3.00         10,000         5.50        $3.00         10,000      $3.00
$3.11         10,000         4.15        $3.11         10,000      $3.11
$3.50          5,000         4.50        $3.50          5,000      $3.50
----------------------------------------------      --------------------
           6,114,594         4.28        $ .50      5,296,678      $0.46
----------------------------------------------      --------------------

                      BERNARD CHAUS, INC. AND SUBSIDIARIES

         The outstanding stock options have a weighted average contractual life of 4.3 years and 5.3 years as of December 31, 2003 and 2002, respectively. The number of stock options exercisable at December 31, 2003, June 30, 2003 and December 31, 2002 were 5,296,678, 3,180,916, and 3,181,061, respectively.

6. Subsequent Event - Cynthia Steffe Acquisition

         On January 2, 2004, Cynthia Steffe Acquisition, LLC ("CS Acquisition"), a newly formed subsidiary of the Company acquired certain assets of the Cynthia Steffe division of LF Brands Marketing, Inc., including inventory and showroom fixtures. The Company also acquired the Cynthia Steffe trademarks from Cynthia Steffe. The Cynthia Steffe business designs, arranges for the manufacture of, markets and sells a women's apparel line, under the Cynthia Steffe trademarks. As a result of the acquisition, the Company expects to increase its sales volume through the sale of Cynthia Steffe product lines. The results of Cynthia Steffe's operations will be included in the consolidated financial statements commencing January 2, 2004. The aggregate purchase price was approximately $2.4 million, including cash of $2.1 million and a note payable to CIT of $0.3 million, subject to adjustment based upon a post closing evaluation of the inventory acquired. The acquisition was funded by CIT through revolving credit borrowings of $2.1 million.

         On January 30, 2004, the Company and CIT agreed to an amendment to the Financing Agreement in order to facilitate the Cynthia Steffe acquisition. The Company and CIT agreed to add CS Acquisition as a co-borrower under the Financing Agreement and related Factoring Agreement. Accordingly, the Company and CIT (i) amended the Financing Agreement pursuant to a joinder agreement, which also constitutes Amendment No. 2 to the Financing Agreement (the "Second Amended Financing Agreement") and (ii) entered into a new factoring agreement with CS Acquisition, to add CS Acquisition as a co-borrower. The obligations of the Company, SL Danielle and CS Acquisition under the Second Amended Financing Agreement are secured by a first priority lien on substantially all of the assets of the Company, SL Danielle and CS Acquisition, including their respective accounts receivables, inventory, intangibles, equipment, and trademarks and a pledge of the Company's stock interest and membership interest in the Company's subsidiaries. The Second Amended Financing Agreement also provided, among other things for, (i) an increase in the amount of the Term Loan by $1.2 million to cover a portion of the purchase price of the Cynthia Steffe assets which had initially been paid for through revolving credit borrowings under the Revolving Facility; (ii) an increase in the quarterly amortization payments on the Term Loan from $375,000 to $425,000; and (iii) the amendment of certain financial covenants for fiscal 2004 (including the fixed charge coverage ratio and the minimum borrowing availability covenants) to provide for the Cynthia Steffe operations and to be consistent with the Company's latest business plan for fiscal 2004.

                      BERNARD CHAUS, INC. AND SUBSIDIARIES


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations

         Net sales for the quarter ended December 31, 2003 increased by 11.9 % or $3.7 million to $34.6 million from $30.9 million for the quarter ended December 31, 2002. Net sales for the six months ended December 31, 2003 increased by 11.7% or $7.7 million to $73.4 million from $65.7 million for the six months ended December 31, 2002. The increase in net sales for the quarter and six months ended December 31, 2003 was primarily due to the sales of the Company's S.L. Danielle product lines acquired in November 2002, partially offset by the decrease in sales of the Company's Chaus product lines for department stores. The ongoing difficult women's retail environment, particularly in the department store channel, continues to adversely impact the Company's net sales and overall operating performance. The Company did not receive orders for spring or summer 2004 merchandise from May Department Stores which had accounted for approximately $7.0 million or 9% of the Company's revenues for the second half of fiscal 2003. The Company is currently in discussions with this retailer regarding possible orders of Fall merchandise.

         Gross profit for the quarter ended December 31, 2003 decreased $0.2 million to $8.0 million as compared to $8.2 million for the quarter ended December 31, 2002. As a percentage of net sales, gross profit decreased to 23. 2% for the quarter ended December 31, 2003 from 26.6% for the quarter ended December 31, 2002. Gross profit for the six months ended December 31, 2003 decreased $0.5 million to $17.2 million as compared to $17.7 million for the six months ended December 31, 2002. As a percentage of net sales, gross profit decreased to 23.5% for the six months ended December 31, 2003 from 26.9% for the six months ended December 31, 2002. The decrease in gross profit dollars and gross profit percentage was primarily due to the lower sales volume and lower initial mark up related to the Company's Chaus product lines sold in department stores. The decrease in gross profit dollars of the Chaus product lines sold in department stores was partially offset by the gross profit from the Company's S.L. Danielle product lines, acquired in November 2002.

         Selling, general and administrative ("SG&A") expenses increased by $0.7 million to $7.9 million for the quarter ended December 31, 2003 from $7.2 million for the quarter ended December 31, 2002. SG&A expenses as a percentage of net sales decreased to 22.8% for the quarter ended December 31, 2003 compared to 23.2% for the quarter ended December 31, 2002. SG&A for the six months ended December 31, 2003 increased by $1.0 million to $15.7 million from $14.7 million for the six months ended December 31, 2002. SG&A expenses as a percentage of net sales decreased to 21.4% for the six months ended December 31, 2003 compared to 22.4% for the six months ended December 31, 2002. The increase in SG&A expenses for the quarter and six months ended December 31, 2003 was primarily due to SG&A expenses related to the Company's S.L. Danielle product lines acquired in November 2002. The decrease in SG&A expense as a percentage of net sales for the quarter and six months ended December 31, 2003 compared to the prior year periods was due to the Company's ability to leverage its SG&A expenses on its increased sales volume. During the quarter the Company began a targeted branding effort designed to enhance the visibility of the Josephine Chaus line in department stores and has engaged a marketing/branding firm to assist in this project.

         Interest expense is greater for the quarter ended December 31, 2003 as compared to the quarter ended December 31, 2002 primarily due to higher bank borrowings offset by lower interest rates. Interest expense is lower for the six months ended December 31, 2003 as compared to the six months ended December 31, 2002 due lower interest rates partially offset by higher bank borrowings.

                      BERNARD CHAUS, INC. AND SUBSIDIARIES


         The provision for income taxes for the six months ended December 31, 2003 and 2002 reflects a provision for certain federal, state and local taxes. For the six months ended December 31, 2003 and 2002, the Company's income tax provision includes federal alternative minimum taxes (AMT) that are not offset by the Company's net operating loss (NOL) carryforward from prior years. New Jersey enacted tax legislation temporarily suspending the use of net operating loss (NOL) carryforwards against income. Accordingly, for the six months ended December 31, 2003 and 2002, the Company has made provisions for additional state income taxes. See discussion below under Critical Accounting Policies and Estimates regarding income taxes and the Company's federal net operating loss carryforward.


Financial Position, Liquidity and Capital Resources

General

         Net cash used in operating activities was $5.5 million for the six months ended December 31, 2003 as compared to cash provided by operating activities of $9.4 million for the six months ended December 31, 2002. Cash used in operating activities for such six month period of fiscal 2004 was primarily the result of an increase in accounts receivable ($3.6 million), a decrease in accounts payable ($2.9 million), a decrease in accrued expenses ($0.9 million), partially offset by net income ($0.8 million) and depreciation and amortization ($0.7 million). Cash provided by operating activities for the six month period of fiscal 2003 was primarily the result of net income ($2.1 million), a decrease in accounts receivable ($3.9 million) and an increase in accrued expenses and deferred rent ($1.5 million).

         Cash used in investing activities in the six months ended December 31, 2003 was $0.3 million compared to $4.7 million in the previous year. The capital expenditures for the six months ended December 31, 2003 consisted primarily of management information systems upgrades. The Company anticipates additional capital expenditures of approximately $0.5 million for the remainder of fiscal year 2004. The investing activities for the six months ended December 31, 2002 consisted of $4.6 million for the acquisition of S.L. Danielle (discussed below) and $0.1 million for capital expenditures of fixed assets.

         Net cash provided by financing activities was $3.3 million for the six months ended December 31, 2003 primarily as the result of net proceeds from short-term borrowings of $4.0 million partially offset by principal payments on the Term Loan (as defined below) of $750,000. Net cash used in financing activities was $4.0 million for the six months ended December 31, 2002 primarily as the result of repayment of short-term borrowings of $3.6 million and principal payments on the Term Loan of $375,000.

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

         At the option of the Company, the Revolving Facility and the Term Loan each may bear interest either at the JPMorgan Chase Bank Rate ("Prime Rate") or the London Interbank Offered Rate ("LIBOR"). If the Company chooses the Prime Rate, the interest (i) on the Revolving Facility accrues at a rate of 1/2 of 1% above the Prime Rate

                      BERNARD CHAUS, INC. AND SUBSIDIARIES


for fiscal 2003 and until the first day of the month following delivery of the Company's consolidated financial statements for fiscal 2003 (the "2003 financials") to the Lender (the "Adjustment Date," i.e., October 1, 2003) and thereafter at a rate ranging from the Prime Rate to 3/4 of 1% above the Prime Rate and (ii) on the Term Loan accrues at a rate of 1% above the Prime Rate for fiscal 2003 and until the Adjustment Date of October 1, 2003 and thereafter at a rate ranging from 1/2 of 1% above the Prime Rate to 1 1/4 % above the Prime Rate. If the Company chooses LIBOR, the interest (i) on the Revolving Facility accrues at a rate of 3 1/4% above LIBOR for fiscal 2003 and until the Adjustment Date of October 1, 2003 and thereafter at a rate ranging from 2 3/4% above LIBOR to 3 1/2% above LIBOR and (ii) on the Term Loan accrues at a rate of 3 3/4% above LIBOR for fiscal 2003 and until the Adjustment Date of October 1, 2003 and thereafter at a rate ranging from 3 1/4% above LIBOR to 4% above LIBOR. All adjustments to interest rates are based upon the availability under the Revolving Facility and certain fixed charge coverage ratios and leverage ratios. The Company and CIT have agreed that there will be no change in the interest rates charged under the Revolving Facility or the Term Loan at this time. The interest rate as of December 31, 2003 on the Revolving Facility was 4.50% and on the Term Loan was 5.00%.

            On September 27, 2002, the Company borrowed $18.3 million under the Revolving Facility and $10.5 million under the Term Loan. These borrowings were used to pay off the balances under the Former Financing Agreement of $18.3 million and the Former Term Loan of $10.5 million and for working capital purposes. Commencing October 1, 2002, amortization payments in the amount of $375,000 (increased to $425,000 by the Second Amended Financing Agreement described below) are payable quarterly in arrears in connection with the Term Loan. A balloon payment of $6.6 million is due on September 27, 2005 under the Term Loan. The Company's obligations under the Financing Agreement are secured by a first priority lien on substantially all of the Company's assets, including the Company's accounts receivable, inventory, intangibles, equipment, and trademarks, and a pledge of the Company's equity interest in its subsidiaries.

         The Financing Agreement contains numerous financial and operational covenants, including limitations on additional indebtedness, liens, dividends, stock repurchases and capital expenditures. In addition, the Company is required to maintain (i) specified levels of tangible net worth, (ii) certain fixed charge coverage ratios, (iii) certain leverage ratios, and (iv) specified levels of minimum borrowing availability under the Revolving Facility. At December 31, 2003, the Company was in compliance with all of its covenants. In the event of the early termination by the Company of the Financing Agreement, the Financing Agreement provides that the Company will be liable for termination fees of (i) if termination occurs within twelve months of the closing date, (a) $500,000 plus (b) any unpaid portion of the $500,000 in minimum factoring commission fees otherwise due in the first year of the term; or (ii) (a) if termination occurs between the thirteenth and the twenty-fourth month from the closing date, $350,000 plus (b) if termination occurs between the thirteenth and eighteenth month from the closing date, any unpaid portion of the $250,000 minimum factoring commission fees otherwise due for the first half of the second year of the term or (iii) if termination occurs after the twenty-fourth month from the closing date, $150,000. The Company may prepay at any time, in whole or in part, the Term Loan without penalty. The Financing Agreement expires on September 27, 2005. A fee of $125,000 was paid in connection with the new Financing Agreement.

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

                      BERNARD CHAUS, INC. AND SUBSIDIARIES

aggregate commission of $300,000 per annum and a minimum of $1.50 per invoice. The Company and CIT are in discussions regarding the transition of the factoring agreement to a collateral management arrangement. The costs and timing of a substitute arrangement, if any, have not yet been agreed upon.

         On November 27, 2002, the Company and CIT agreed to an amendment to the Financing Agreement in order to facilitate the S.L. Danielle acquisition discussed below. The Company and CIT agreed to add the Company's newly formed wholly-owned subsidiary, S.L. Danielle Acquisition, LLC (the "Additional Borrower"), as a co- borrower under the Financing Agreement and related Factoring Agreement. Accordingly, the Company and CIT (i) amended the Financing Agreement pursuant to a joinder agreement, which also constitutes Amendment No. 1 to the Financing Agreement (the "Amended Financing Agreement"), and (ii) entered into a new factoring agreement with the Additional Borrower, to add the Additional Borrower as a co-borrower. The Company's and the Additional Borrower's obligations under the Amended Financing Agreement are secured by a first priority lien on substantially all of the Company's and the Additional Borrower's assets, including the Company's and the Additional Borrower's accounts receivable, inventory, intangibles, equipment, and trademarks, and a pledge of the Company's stock interest and membership interest in the Company's subsidiaries, including the Additional Borrower.

         On December 31, 2003, the Company had $11.7 million of outstanding letters of credit under the Revolving Facility, total availability of approximately $6.7 million under the Financing Agreement and $4.0 in revolving credit borrowings. At December 31, 2002, the Company had $9.3 million of outstanding letters of credit, total availability of approximately $8.8 million and no credit borrowing, under the Revolving Facility. At June 30, 2003, the Company had $11.6 million of outstanding letters of credit under the Revolving Facility, total availability of approximately $10.7 million under the Financing Agreement and no revolving credit borrowings.

         On January 30, 2004, the Company and CIT agreed to an amendment to the Financing Agreement in order to facilitate the Cynthia Steffe acquisition discussed below. The Company and CIT agreed to add CS Acquisition as a co-borrower under the Financing Agreement and related Factoring Agreement. Accordingly, the Company and CIT (i) amended the Financing Agreement pursuant to a joinder agreement, which also constitutes Amendment No. 2 to the Financing Agreement (the "Second Amended Financing Agreement") and (ii) entered into a new factoring agreement with CS Acquisition, to add CS Acquisition as a co-borrower. The obligations of the Company, SL Danielle and CS Acquisition under the Second Amended Financing Agreement are secured by a first priority lien on substantially all of the assets of the Company, SL Danielle and CS Acquisition, including their respective accounts receivables, inventory, intangibles, equipment, and trademarks and a pledge of the Company's stock interest and membership interest in the Company's subsidiaries. The Second Amended Financing Agreement also provided, among other things for, (i) an increase in the amount of the Term Loan by $1.2 million to cover a portion of the purchase price of the Cynthia Steffe assets which had initially been paid for through revolving credit borrowings under the Revolving Facility; (ii) an increase in the quarterly amortization payments on the Term Loan from $375,000 to $425,000; and (iii) the amendment of certain financial covenants for fiscal 2004 (including the fixed charge coverage ratio and the minimum borrowing availability covenants) to provide for the Cynthia Steffe operations and to be consistent with the Company's latest business plan for fiscal 2004.

Prior Financing Agreement

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

                      BERNARD CHAUS, INC. AND SUBSIDIARIES


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

Future Financing Requirements

         At December 31, 2003, the Company had working capital of $16.1 million as compared with working capital of $13.9 million at December 31, 2002 and $15.7 million at June 30 2003 was. The Company's business plan requires the availability of sufficient cash flow and borrowing capacity to finance its product lines. The Company expects to satisfy such requirements through cash flow from operations and borrowings under its financing agreement. The Company believes that it has adequate resources to meet its needs for the foreseeable future assuming that it meets its business plan and satisfies the covenants set forth in the Financing Agreement.

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

         The aggregate purchase price was approximately $5.1 million, including cash of $4.4 million, 100,000 shares of common stock of the Company ("Common Stock") valued at $84,000 and stock options to purchase 500,000 shares of Common Stock valued at $384,000 and transaction costs of approximately $250,000. The acquisition was funded by CIT through revolving credit borrowings of $4.6 million. The value of the 100,000 shares of Common Stock was determined based on the average market price of the Common Stock over the 3-day period before and after the date of the acquisition. The 500,000 stock options were granted at the fair market value on the date of the acquisition and were valued using the Black-Scholes option pricing model.

Cynthia Steffe Acquisition

         On January 2, 2004, Cynthia Steffe Acquisition, LLC ("CS Acquisition"), a newly formed subsidiary of the Company acquired certain assets of the Cynthia Steffe division of LF Brands Marketing, Inc., including inventory and showroom fixtures. The Company also acquired the Cynthia Steffe trademarks from Cynthia Steffe. The Cynthia Steffe business designs, arranges for the manufacture of, markets and sells a women's apparel line, under the Cynthia Steffe trademarks. As a result of the acquisition, the Company expects to increase its sales volume through the sale of Cynthia Steffe product lines. The results of Cynthia Steffe's operations will be included in the consolidated financial statements commencing January 2, 2004. The aggregate purchase price was approximately $2.4 million, including cash of $2.1 million and a note payable to CIT of $0.3 million, subject to adjustment based upon a post closing evaluation of the inventory acquired. The acquisition was funded by CIT through revolving credit borrowings of $2.1 million.

                      BERNARD CHAUS, INC. AND SUBSIDIARIES



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

            Accounts Receivable - Accounts Receivable are net of allowances and anticipated discounts. An allowance for doubtful accounts is determined through analysis of the aging of accounts receivable at the date of the financial statements, assessments of collectibility based on historic trends and an evaluation of the impact of economic conditions. This amount is not significant primarily due to the Company's bad debt history and the factoring agreement. An allowance for discounts is based on those discounts relating to open invoices where trade discounts have been extended to customers. Costs associated with potential returns of products as well as allowable customer markdowns and operational charge backs, net of expected recoveries, are included as a reduction to net sales and are part of the provision for allowances included in Accounts Receivable. These provisions result from seasonal negotiations as well as historic deduction trends, net expected recoveries and the evaluation of current market conditions. As of December 31, 2003, June 30, 2003 and December 31, 2002, Accounts Receivable was net of allowances of $0.4 million, $1.9 million, and $1.5 million, respectively. The decrease in accounts receivable allowances at December 31, 2003 was primarily due to the timing of markdown and other allowances and the change in the sales mix.

         Inventories - Inventory is stated at the lower of cost or market, cost being determined on the first-in, first-out method. Reserves for slow moving and aged merchandise are provided based on historical experience and current product demand. Inventory reserves were $0.7 million at December 31, 2003, $0.6 million at December 31, 2002, and $0.7 million at June 30, 2003. Inventory reserves are based upon the level of excess and aged inventory and the Company's estimated recoveries on the sale of the inventory. While markdowns have been within expectations and the provisions established, the Company cannot guarantee that it will continue to experience the same level of markdowns as in the past.

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

                      BERNARD CHAUS, INC. AND SUBSIDIARIES


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

         At December 31, 2003 and 2002, the carrying amounts of the Company's revolving credit borrowings and term loan approximated fair value. As of December 31, 2003, the Company's revolving credit borrowings bore interest at 4.5% and the term loan bore interest at 5.0%. As of December 31, 2003, a hypothetical immediate 10% adverse change in prime interest rates relating to the Company's revolving credit borrowings and term loan would have a $0.1 million unfavorable impact on its earnings and cash flows over a one-year period.

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

         Each fiscal quarter the Company carries out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chairwoman and Chief Executive Officer along with the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon the foregoing, the Company's Chairwoman and Chief Executive Officer along with the Company's Chief Financial Officer, concluded that, as of

                      BERNARD CHAUS, INC. AND SUBSIDIARIES


December 31, 2003, the Company's disclosure controls and procedures were effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's Exchange Act reports.

         During the fiscal quarter ended December 31, 2003, there has been no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                      BERNARD CHAUS, INC. AND SUBSIDIARIES


PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.
         --------------------------------
         Exhibits.

*10.106 Joinder and Amendment No. 2 to Cynthia Financing Agreement by and among the Company, S.L. Danielle, Cynthia Steffe Acquisition, LLC and The CIT Group/Commercial Services, Inc., as agent, dated January 30, 2004.

*10.107 Amendment No. 2 to Factoring Agreement between the Company and The CIT Group/Commercial Services, Inc., dated January 30, 2004.

*10.108 Amendment No. 1 to Factoring Agreement between S.L. Danielle and The CIT Group/Commercial Services, Inc., dated January 30, 2004.

*10.109 Factoring Agreement between Cynthia Steffe Acquisition, LLC and The CIT Group/Commercial Services, Inc., dated January 15, 2004.

*10.110 Amendment to Employment Agreement between the Company and Gregory Mongo, dated October 15, 2003.

*31.1 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Josephine Chaus.

*31.2 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Barton Heminover.

*32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002 for Josephine Chaus.

*32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Barton Heminover.


          *        Filed herewith

          (b) The Company filed no reports on Form 8-K, for the quarter ended December 31, 2003.

                      BERNARD CHAUS, INC. AND SUBSIDIARIES


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    BERNARD CHAUS, INC.
                                    (Registrant)



Date:    February 12, 2004         By: /s/ Josephine Chaus
                                       -------------------
                                       JOSEPHINE CHAUS
                                       Chairwoman of the Board, and
                                       Chief Executive Officer

Date:    February 12, 2004         By: /s/ Nicholas DiPaolo
                                       --------------------
                                       NICHOLAS DIPAOLO
                                       Vice Chairman of the Board, and
                                       Chief Operating Officer

Date:    February 12, 2004         By: /s/ Barton Heminover
                                       --------------------
                                       BARTON HEMINOVER
                                       Chief Financial Officer

                      BERNARD CHAUS, INC. AND SUBSIDIARIES


                                INDEX TO EXHIBITS

Exhibit Number                    Exhibit Title

10.106 Joinder and Amendment No. 2 to Financing Agreement by and among the Company, S.L. Danielle, Cynthia Steffe Acquisition, LLC and The CIT Group/Commercial Services, Inc., as agent, dated January 30, 2004.

10.107 Amendment No. 2 to Factoring Agreement between the Company and The CIT Group/Commercial Services, Inc., dated January 30, 2004.

10.108 Amendment No. 1 to Factoring Agreement between S.L. Danielle and The CIT Group/Commercial Services, Inc., dated January 30, 2004.

10.109 Factoring Agreement between Cynthia Steffe Acquisition, LLC and The CIT Group/Commercial Services, Inc., dated January 15, 2004.

10.110 Amendment to Employment Agreement between the Company and Gregory Mongo, dated October 15, 2003.

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