Form 10-Q
period 2004-03-31
CHAUS BERNARD INC
filed 2004-05-17
CIK 793983

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 5(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                 For the quarterly period ended March 31, 2004.

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   Date                           Class                       Shares Outstanding
--------------          -----------------------------         ------------------

May 14, 2004            Common Stock, $0.01 par value              27,652,007
--------------          -----------------------------         ------------------

                                      INDEX

PART I  FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements (Unaudited)          PAGE

           Condensed Consolidated Balance Sheets as of
           March 31, 2004, June 30, 2003 and
           March 31, 2003                                                     3

           Condensed Consolidated Statements of Operations for the
           Three and Nine Months ended March 31, 2004 and 2003                4

           Condensed Consolidated Statements of Cash Flows
           for the Nine Months ended March 31, 2004 and 2003                  5

           Notes to Condensed Consolidated Financial Statements               6

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                               16

Item 3.    Quantitative and Qualitative Disclosures About Market Risk        22

Item 4.    Controls and Procedures                                           22

PART II    OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K                                  24

SIGNATURES                                                                   25

INDEX TO EXHIBITS                                                            26

PART I -- FINANCIAL INFORMATION
Item 1.  Financial Statements

                      BERNARD CHAUS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
          (In thousands, except number of shares and per share amounts)

                                                            March 31,     June 30,    March 31,
                                                              2004          2003        2003
                                                            ---------    ---------    ---------
                                                           (Unaudited)     ( * )      (Unaudited)
ASSETS
Current Assets
     Cash and cash equivalents                              $     108    $   2,650    $     166
     Accounts receivable - net                                 37,239       19,996       32,933
     Inventories - net                                         13,913       10,696       11,717
     Prepaid expenses and other current assets                    757          719          722
                                                            ---------    ---------    ---------
         Total current assets                                  52,017       34,061       45,538
Fixed assets - net                                              4,008        3,792        3,943
Other assets - net                                                389          599          723
Trademarks                                                      1,000         --           --
Goodwill                                                        1,995        1,395        1,421
                                                            ---------    ---------    ---------
        Total assets                                        $  59,409    $  39,847    $  51,625
                                                            =========    =========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
     Revolving credit borrowings                            $  16,184    $    --      $  11,234
     Accounts payable                                          14,244       12,747       13,340
     Accrued expenses                                           3,160        4,161        3,943
     Term loan - current                                        1,700        1,500        1,500
                                                            ---------    ---------    ---------
          Total current liabilities                            35,288       18,408       30,017
Deferred rent                                                     475          455          437
Term loan                                                       7,750        7,875        8,250
                                                            ---------    ---------    ---------
          Total liabilities                                    43,513       26,738       38,704
STOCKHOLDERS' EQUITY
     Preferred stock, $.01 par value,                            --           --           --
          authorized shares - 1,000,000;
          outstanding shares - none
     Common stock, $.01 par value,
          authorized shares - 50,000,000; issued shares -         277          274          274
          27,714,277 at March 31, 2004, 27,384,277
          at June 30, 2003 and at March 31, 2003
     Additional paid-in capital                               126,104      125,943      125,943
     Deficit                                                 (108,511)    (111,134)    (111,574)
     Accumulated other comprehensive loss                        (494)        (494)        (242)
     Less:  Treasury stock at cost -
          62,270 shares at March 31, 2004, June
          30, 2003 and March 31, 2003                          (1,480)      (1,480)      (1,480)
                                                            ---------    ---------    ---------
     Total stockholders' equity                                15,896       13,109       12,921
                                                            ---------    ---------    ---------
          Total liabilities and stockholders' equity        $  59,409    $  39,847    $  51,625
                                                            =========    =========    =========

*Derived from audited financial statements at June 30, 2003.
See accompanying notes to condensed consolidated financial statements.

                      BERNARD CHAUS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
          (In thousands, except number of shares and per share amounts)

                                                 For the Quarter Ended     For the Nine Months Ended
                                                March 31,      March 31,     March 31,    March 31,
                                                  2004           2003          2004         2003
                                               -----------   -----------   -----------   -----------
                                                      (Unaudited)                  (Unaudited)
Net sales                                      $    43,713   $    40,983   $   117,084   $   106,653
Cost of goods sold                                  32,022        30,624        88,166        78,635
                                               -----------   -----------   -----------   -----------

Gross profit                                        11,691        10,359        28,918        28,018
Selling, general and administrative expenses         9,517         7.795        25,230        22,497
                                               -----------   -----------   -----------   -----------
Income from operations                               2,174         2,564         3,688         5,521

Interest expense, net                                  321           297           931           937
                                               -----------   -----------   -----------   -----------

Income before for income tax provision               1,853         2,267         2,757         4,584
Income tax provision                                    49           173           134           347
                                               -----------   -----------   -----------   -----------

Net income                                     $     1,804   $     2,094   $     2,623   $     4,237
                                               ===========   ===========   ===========   ===========

Basic earnings per share                       $      0.07   $      0.08   $      0.10   $      0.16
                                               ===========   ===========   ===========   ===========

Diluted earnings per share                     $      0.06   $      0.07   $      0.09   $      0.14
                                               ===========   ===========   ===========   ===========
Weighted average number of
 common shares
 outstanding- basic                             27,532,000    27,322,000    27,410,000    27,265,000
                                               ===========   ===========   ===========   ===========

Weighted average number of common
 shares outstanding - diluted                   30,656,000    30,145,000    30,731,000    29,804,000
                                               ===========   ===========   ===========   ===========

See accompanying notes to condensed consolidated financial statements.

                      BERNARD CHAUS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                 For the Nine Months Ended
                                                                 -------------------------
                                                                    March 31,  March 31,
                                                                      2004       2003
                                                                    --------    --------
                                                                         (Unaudited)
OPERATING ACTIVITIES
Net income                                                          $  2,623    $  4,237
Adjustments to reconcile net income to net cash used in operating activities:
   Depreciation and amortization                                         983       1,158
   Loss on disposal of other assets                                     --           243
Changes in operating assets and liabilities:
   Accounts receivable                                               (17,440)    (10,948)
   Inventories                                                        (2,391)     (1,476)
   Prepaid expenses and other current assets                              17         453
   Accounts payable                                                    1,497       3,591
   Accrued expenses and deferred rent                                   (981)        742
                                                                    --------    --------
Net Cash Used In  Operating Activities                               (15,692)     (2,000)
                                                                    --------    --------

INVESTING ACTIVITIES
  Acquisition of business                                             (2,749)     (4,669)
  Purchases of fixed assets                                             (524)       (211)
                                                                    --------    --------
Net Cash Used In Investing Activities                                 (3,273)     (4,880)
                                                                    --------    --------

FINANCING ACTIVITIES
  Net proceeds from short-term bank borrowings                        16,184       7,643
  Net proceeds (payments) from term loan                                  75        (750)
  Net proceeds from exercise of stock options                            164           3
                                                                    --------    --------
Net Cash Provided by Financing Activities                             16,423       6,896
                                                                    --------    --------

(Decrease) increase in cash and cash equivalents                      (2,542)         16
Cash and cash equivalents, beginning of period                         2,650         150
                                                                    --------    --------
Cash and cash equivalents, end of period                            $    108    $    166
                                                                    ========    ========

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for:
  Taxes                                                             $    231    $    136
                                                                    ========    ========
  Interest                                                          $    837    $    752
                                                                    ========    ========
Non cash investing activities:
  Common stock issued for acquisition of business                   $   --      $     84
                                                                    ========    ========
  Stock options issued for acquisition of business                  $   --      $    384
                                                                    ========    ========

See accompanying notes to condensed consolidated financial statements.

                      BERNARD CHAUS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

               Nine Months Ended March 31, 2004 and March 31, 2003

1.   Summary of Significant Accounting Policies

     Basis of Presentation: The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("generally accepted accounting principles") for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant intercompany balances and transactions were eliminated. Operating results for the three and nine months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending June 30, 2004 ("fiscal 2004") or any other period. The balance sheet at June 30, 2003 has been derived from the audited financial statements at that date. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2003.

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

Revenue Recognition:

     The Company recognizes revenue upon shipment of products to customers since title and risk of loss passes upon shipment. Provisions for estimated uncollectible accounts, discounts and returns and allowances are provided when sales are recorded based upon historical experience and current trends.

Credit Terms:

     Until March 31, 2004, the Company extended credit to the majority of its customers through a factoring agreement with The CIT Group/Commercial Services, Inc. ("CIT"). Under the factoring arrangement, the Company receives payment from CIT only after CIT has been paid by the Company's customers. CIT assumes only the risk of the Company's customers' insolvency. All other receivable risks are retained by the Company, including, but not limited to, allowable customer markdowns, operational chargebacks, disputes, discounts, and returns. Effective March 31, 2004, the Company, the Company's S.L. Danielle subsidiary and CIT agreed to terminate the Factoring Agreements between them. In connection with the termination of those Factoring Agreements, the Company's CS Acquisition subsidiary and CIT entered into an amendment of their Factoring Agreement revising only the factoring

                      BERNARD CHAUS, INC. AND SUBSIDIARIES


commission. At March 31, 2004, approximately 98% of the Company's accounts receivable were being serviced by CIT under the factoring arrangement.

     Effective as of April 1, 2004 the Company extends credit to its customers, other than customers of the Company's CS Acquisition subsidiary, based upon an evaluation of the customer's financial condition and credit history. The non-factored customers are expected to represent approximately 90% of the Company's Accounts Receivable. As a result of the Company's dependence on its major customers, particularly three single corporate entities (Dillard's Department Stores, TJX Companies, Inc., and Sam's Club), such customers may have the ability to influence the Company's business decisions. The loss of, or significant decrease in, business from any of its major customers would have a material adverse effect on the Company's financial position and results of operations. In addition, the Company's ability to achieve growth in revenues is dependent, in part, on its ability to identify new distribution channels.

Accounts Receivable:

     Accounts Receivable as shown on the Consolidated Balance Sheets is net of allowances and anticipated discounts. An allowance for doubtful accounts is determined through analysis of the aging of accounts receivable at the date of the financial statements, assessments of collectibility based on historic trends and an evaluation of the impact of economic conditions. This amount is not significant primarily due to the Company's history of minimal bad debts and the factoring agreement. An allowance for discounts is based on those discounts relating to open invoices where trade discounts have been extended to customers. Costs associated with potential returns of products as well as allowable customer markdowns and operational charge backs, net of expected recoveries, are included as a reduction to net sales and are part of the provision for allowances included in Accounts Receivable. As of March 31, 2004, June 30, 2003 and March 31, 2003, Accounts Receivable was net of allowances of $1.0 million, $1.9 million and $1.4 million, respectively.

Inventories:

     Inventory is stated at the lower of cost or market, cost being determined on the first-in, first-out method. Reserves for slow-moving and aged merchandise are provided based on historical experience and current product demand. The Company evaluates the adequacy of the reserves quarterly.

Valuation of Long-Lived Assets and Goodwill:

     The Company periodically reviews the carrying value of its long-lived assets for continued appropriateness. This review is based upon projections of anticipated future undiscounted cash flows. As of March 31, 2004, no impairments of long-lived assets have been recognized. Goodwill represents the cost in excess of the fair value of net assets acquired. The result of the Company's impairment test as of June 30, 2003 indicated that there were no impairments of goodwill or intangible assets to be recorded. The Company will continue to conduct impairment tests annually in the fourth quarter of each fiscal year or sooner if circumstances require. No amortization expense has been recorded for the nine months ended March 31, 2004 and 2003.

Income Taxes:

     The Company accounts for income taxes under the asset and liability method in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes. Deferred income taxes reflect the future tax consequences of differences between the tax bases of assets and liabilities and their financial reporting amounts at year-end. As of March 31, 2004 and 2003 and June 30, 2003, the Company recorded a full valuation allowance on its deferred tax assets. The Company will recognize a tax benefit as the Company's net operating loss carryforwards are utilized.

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

                                                                      For the Three Months Ended      For the Nine Months Ended
                                                                       March 31,     March 31,        March 31,        March 31,
                                                                         2004          2003             2004             2003
                                                                        ------       ---------        ---------        ---------
                                                                                             (Unaudited)
                                                                               (In thousands except per share amounts)
Net income, as reported                                                 $1,804       $   2,094        $   2,623        $   4,237
Deduct: Total stock-based employee compensation expense
   determined under fair value based method, net of tax effects           (170)           (118)            (289)            (428)
                                                                        ------       ---------        ---------        ---------
Proforma net income                                                     $1,634       $   1,976        $   2,334        $   3,809
                                                                        ======       =========        =========        =========
Earnings per share:
    Basic-as reported                                                   $ 0.07       $    0.08        $    0.10        $    0.16
                                                                        ======       =========        =========        =========
    Basic-proforma                                                      $ 0.06       $    0.07        $    0.09        $    0.14
                                                                        ======       =========        =========        =========
    Diluted-as reported                                                 $ 0.06       $    0.07        $    0.09        $    0.14
                                                                        ======       =========        =========        =========
    Diluted-proforma                                                    $ 0.05       $    0.07        $    0.08        $    0.13
                                                                        ======       =========        =========        =========

The following assumptions were used in the Black Scholes option pricing model that was utilized to determine stock-based employee compensation expense under the fair value based method:

                                                   For the                For the            For the                For the
                                              Three Months Ended     Three Months Ended  Nine Months Ended      Nine Months Ended
                                                March 31, 2004         March 31, 2003      March 31, 2004        March 31, 2003
                                                --------------         --------------      --------------        --------------
Weighted average fair value of stock                 $0.80                    ---                $0.84                 $0.73
options granted
Risk-free Interest rate                               4.30%                   ---                 4.24%                 3.92%
Expected dividend yield                              $0.00                    ---                $0.00                 $0.00
Expected life of option                               10.0 years              ---                 10.0 years             5.5 years
Expected volatility                                     83%                   ---                   87%                  188%

     Earnings Per Share: Basic earnings per share has been computed by dividing the applicable net income by the weighted average number of common shares outstanding. Diluted earnings per share has been computed for the three months ended and for the nine months ended March 31, 2004 and March 31, 2003 by dividing the applicable net income by the weighted average number of common shares outstanding and common equivalents.

                      BERNARD CHAUS, INC. AND SUBSIDIARIES

                                                             For the Three Months Ended   For the Nine Months Ended
                                                               March 31,     March 31,       March 31,  March 31,
Denominator for Earnings per share (in millions)                  2004         2003            2004       2003
                                                                  ----         ----            ----       ----
Denominator for basic earnings per share                          27.5         27.3            27.4       27.3
 weighted-average shares outstanding
Assumed exercise of potential common shares                        3.2          2.8             3.3        2.5
                                                                  ----         ----            ----       ----
Denominator for diluted earnings per share                        30.7         30.1            30.7       29.8
                                                                  ====         ====            ====       ====

Shipping and handling costs:

         Shipping and handling costs are included as a component of Selling, General, & Administrative Expenses in the Consolidated Statements of Operations. For the three months ended March 31, 2004 and 2003, shipping and handling costs approximated $0.2 million and $0.1 million, respectively. For the nine months ended March 31, 2004 and 2003, shipping and handling costs approximated $0.5 million and $0.3 million, respectively.

2.   Inventories - net

                                    March 31,         June 30,         March 31,
                                      2004              2003              2003
                                    ---------         --------         ---------
                                                  (in thousands)
                                   (unaudited)                        (unaudited)
           Raw materials           $ 1,057           $   698            $   306
           Work-in-process             314               140                200
           Finished goods           13,621            10,597             11,809
           Inventory reserves       (1,079)             (739)              (598)
                                   -------           -------            -------
           Total                   $13,913           $10,696            $11,717
                                   =======           =======            =======

     Inventories are stated at the lower of cost, using the first-in first-out
(FIFO) method, or market. Included in inventories is merchandise in transit of approximately $6.7 million at March 31, 2004, $8.9 million at June 30, 2003 and $6.6 million at March 31, 2003.

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

     At the option of the Company, the Revolving Facility and the Term Loan each may bear interest either at the JP Morgan Chase Bank Rate ("Prime Rate") or the London Interbank Offered Rate ("LIBOR"). If the Company chooses the Prime Rate, the interest (i) on the Revolving Facility accrues at a rate of 1/2 of 1% above the Prime Rate for fiscal 2003 and until the first day of the month following delivery of the Company's consolidated financial statements for fiscal 2003 (the "2003 financials") to the Lender (the "Adjustment Date," i.e., October 1, 2003 ) and

                      BERNARD CHAUS, INC. AND SUBSIDIARIES

thereafter at a rate ranging from the Prime Rate to 3/4 of 1% above the Prime Rate and (ii) on the Term Loan accrues at a rate of 1% above the Prime Rate for fiscal 2003 and until the Adjustment Date of October 1, 2003 and thereafter at a rate ranging from 1/2 of 1% above the Prime Rate to 1 1/4 % above the Prime Rate. If the Company chooses LIBOR, the interest (i) on the Revolving Facility accrues at a rate of 3 1/4% above LIBOR for fiscal 2003 and until the Adjustment Date of October 1, 2003 and thereafter at a rate ranging from 2 3/4% above LIBOR to 3 1/2% above LIBOR and (ii) on the Term Loan accrues at a rate of 3 3/4% above LIBOR for fiscal 2003 and until the Adjustment Date of October 1, 2003 and thereafter at a rate ranging from 3 1/4% above LIBOR to 4% above LIBOR. All adjustments to interest rates are based upon the availability under the Revolving Facility and certain fixed charge coverage ratios and leverage ratios. The Company and CIT have agreed that there will be no change in the interest rates charged under the Revolving Facility or the Term Loan at this time. The interest rate as of March 31, 2004 on the Revolving Facility was 4.50% and on the Term Loan was 5.00%.

     On September 27, 2002, the Company borrowed $18.3 million under the Revolving Facility and $10.5 million under the Term Loan. These borrowings were used to pay off the balances under the Former Financing Agreement of $18.3 million and the Former Term Loan of $10.5 million and for working capital purposes. Commencing October 1, 2002, amortization payments in the amount of $375,000 increased to $425,000 by the January 2004 amendment to the Financing Agreement described below are payable quarterly in arrears in connection with the Term Loan. A balloon payment of $6.6 million is due on September 27, 2005 under the Term Loan. The Company's obligations under the Financing Agreement are secured by a first priority lien on substantially all of the Company's assets, including the Company's accounts receivable, inventory, intangibles, equipment, and trademarks, and a pledge of the Company's equity interest in its subsidiaries.

     The Financing Agreement contains numerous financial and operational covenants, including limitations on additional indebtedness, liens, dividends, stock repurchases and capital expenditures. In addition, the Company is required to maintain (i) specified levels of tangible net worth, (ii) certain fixed charge coverage ratios, (iii) certain leverage ratios, and (iv) specified levels of minimum borrowing availability under the Revolving Facility. At March 31, 2004, the Company was in compliance with all of its covenants. In the event of the early termination by the Company of the Financing Agreement, the Financing Agreement provides that the Company will be liable for termination fees of (i) $350,000 if termination occurs between the thirteenth and the twenty-fourth month from the closing date, (ii) $150,000 if termination occurs after the twenty-fourth month from the closing date. The Company may prepay at any time, in whole or in part, the Term Loan without penalty. The Financing Agreement expires on September 27, 2005. A fee of $125,000 was paid in connection with the new Financing Agreement.

     On September 27, 2002 the Company also entered into a factoring agreement with CIT (the "Factoring Agreement"). The Factoring Agreement provided for a factoring commission equal to 4/10 of 1% of the gross face amount of all accounts factored by CIT, plus certain customary charges. The minimum factoring commission fee per year was $500,000. The Factoring Agreement provided that it would be terminated after eighteen months if there were no event of default under the Factoring Agreement at such time. Once terminated, the Company is required to pay to CIT a collateral management fee equal to $5,000 a month.

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

                      BERNARD CHAUS, INC. AND SUBSIDIARIES


accounts receivable, inventory, intangibles, equipment, and trademarks and a pledge of the Company's stock interest and membership interest in the Company's subsidiaries, including the Additional Borrower.

     On January 30, 2004, the Company and CIT agreed to an amendment to the Financing Agreement in order to facilitate the Cynthia Steffe acquisition discussed below. The Company and CIT agreed to add the Company's wholly-owned subsidiary, Cynthia Steffe Acquisition, LLC ("CS Acquisition") as a co-borrower under the Financing Agreement and related Factoring Agreement. Accordingly, the Company and CIT (i) amended the Financing Agreement pursuant to a joinder agreement, which also constitutes Amendment No. 2 to the Financing Agreement (the "Second Amended Financing Agreement") and (ii) entered into a new factoring agreement with CS Acquisition, to add CS Acquisition as a co-borrower. The obligations of the Company, S.L. Danielle and CS Acquisition under the Second Amended Financing Agreement are secured by a first priority lien on substantially all of the assets of the Company, S.L. Danielle and CS Acquisition, including their respective accounts receivables, inventory, intangibles, equipment, and trademarks and a pledge of the Company's stock interest and membership interest in the Company's subsidiaries. The Second Amended Financing Agreement also provided, among other things for (i) an increase in the amount of the Term Loan by $1.2 million to cover a portion of the purchase price of the Cynthia Steffe assets which had initially been paid for through revolving credit borrowings under the Revolving Facility; (ii) an increase in the quarterly amortization payments on the Term Loan from $375,000 to $425,000; and (iii) the amendment of certain financial covenants for fiscal 2004 (including the fixed charge coverage ratio and the minimum borrowing availability covenants) to provide for the Cynthia Steffe operations and to be consistent with the Company's latest business plan for fiscal 2004.

     Effective March 31, 2004, the Company, S.L. Danielle and CIT agreed to terminate the Factoring Agreements between them. Pursuant to the terms of the original agreement, the Company is now obligated to pay to CIT a collateral management fee of $5,000 a month. In connection with the termination of those Factoring Agreements, CS Acquisition and CIT entered into an amendment of their Factoring Agreement which provides for a factoring commission equal to 6/10 of 1% of the gross face amount of all accounts factored by CIT up to $10 million ratably declining to a commission between .55% and .45% of the gross amount of the receivables in excess of $10 million. CS Acquisition is also obligated to pay certain customary charges to CIT. The amended Factoring agreement between CS Acquisition and CIT has a term of twelve months.

     On March 31, 2004, the Company had $10.8 million of outstanding letters of credit under the Revolving Facility, total availability of approximately $9.3 million under the Amended Financing Agreement, a balance of $9.5 million on the Term Loan and $16.2 in revolving credit borrowings. At March 31, 2003, the Company had $12.4 million of outstanding letters of credit, total availability of approximately $9.5 million, a balance of $9.7 million on the Term Loan and $11.2 million revolving credit borrowings. At June 30, 2003, the Company had $11.6 million of outstanding letters of credit under the Revolving Facility, total availability of approximately $10.7 million under the Financing Agreement, a balance of $9.4 million on the Term Loan and no revolving credit borrowings.

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

                      BERNARD CHAUS, INC. AND SUBSIDIARIES

rate equal to the greater of (i) 6.0% or (ii) a rate ranging from 1/2 of 1% above the lender's prime rate to 1 1/2% above the lender's prime rate, which interest rate was determined, from time to time, based upon the Company's availability under the Revolving Facility. The interest rate on the Former Term Loan was 6.0%.

4.   Acquisitions

A.   S.L. Danielle Acquisition

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

                                          At November 27, 2002
                                            (Unaudited)
                                          (In thousands)
      Current assets                        $ 3,567
      Property, plant, and equipment             36
      Intangible assets                          90
      Goodwill                                1,437
                                            -------
             Total assets acquired          $ 5,130
                                            =======

B.   Cynthia Steffe Acquisition

     On January 2, 2004, Cynthia Steffe Acquisition, LLC ("CS Acquisition"), a newly formed subsidiary of the Company acquired certain assets of the Cynthia Steffe division of LF Brands Marketing, Inc., including inventory and showroom fixtures. The Company also acquired the Cynthia Steffe trademarks from Cynthia Steffe. The Cynthia Steffe business designs, arranges for the manufacture of, markets and sells a women's apparel line, under the Cynthia Steffe trademarks. As a result of the acquisition, the Company expects to increase its sales volume through the sale of Cynthia Steffe product lines. The results of Cynthia Steffe's operations have been included in the consolidated financial statements commencing January 2, 2004. The aggregate purchase price was approximately $2.2 million plus transaction fees and related acquisition costs of $0.5 million. The acquisition was initially funded out of borrowings under the Revolving Facility of which $1.2 million was subsequently rolled into the Term Loan.

     The following table summarizes the estimated fair values of the assets acquired at the date of acquisition. The Company is in the process of finalizing the purchase price allocation including the fair value of assets acquired. The final allocation could differ from the estimated fair values.

                      BERNARD CHAUS, INC. AND SUBSIDIARIES

                                          At January 2, 2004
                                            (Unaudited)
                                          (in thousands)
      Current assets                            $  629
      Property, plant, and equipment               458
      Intangible assets                          1,062
      Goodwill                                     558
                                                ------
             Total assets acquired              $2,707
                                                ======

     Intangible assets include i) $1,000 related to the Cynthia Steffe trademark, which was determined to be an indefinite lived intangible asset and thus not subject to amortization, and ii) $62 related to the sales order backlog which is amortized over the sales period.

     The following unaudited pro forma information presents financial information of the Company as though the acquisitions had been completed as of the beginning of the periods set forth below.

                                       For the Three Months Ended   For the Nine Months Ended
                                         March 31,     March 31,     March 31,     March 31,
                                           2004          2003          2004          2003
                                          -------       -------      --------      --------
                                               (Unaudited)                 (Unaudited)
                                               (In thousands except per share amounts)
Net sales                                 $43,713       $44,207      $122,773      $122,470
Net income                                  1,804         2,130         2,751         4,397
Basic income per share                    $  0.07       $  0.08      $   0.10      $   0.16
Diluted income per share                  $  0.06       $  0.07      $   0.09      $   0.15

5.   Pension Plan

     Components of Net Periodic Benefit Cost

                                                            Pension Plan

                                       For the Three Months Ended   For the Nine Months Ended
                                          March 31,     March 31,     March 31,     March 31,
                                            2004          2003          2004          2003
                                            ----          ----          -----         -----
                                                (Unaudited)                 (Unaudited)
                                               (In Thousands)               (In Thousands)
Service cost                                $ 18          $ 15          $ 53          $ 44
Interest cost                                 20            18            59            54
Expected return on plan assets               (17)          (16)          (50)          (48)
Amortization of net (gain) loss               10             3            30            11
                                            ----          ----          -----         -----
Net periodic benefit cost                   $ 31          $ 20          $ 92          $ 61
                                            ====          ====          =====         =====

                      BERNARD CHAUS, INC. AND SUBSIDIARIES

Employer Contributions

     For the nine months ended March 31, 2004 the Company's contribution to the pension plan was $36,000. The Company anticipates contributing an additional $ 5,000 to fund its pension plan in 2004 for a total of $41,000.

6.   Stock Based Compensation

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

Information regarding the Company's stock options is summarized below:

                                                                                  Stock Options
                                                       --------------------------------------------------------------------
                                                            Number                  Exercise               Weighted Average
                                                          of Shares                Price Range              Exercise Price
                                                       -----------------    --------------------------    -----------------
Outstanding at March 31, 2003                            6,119,594               $    .38 - $  3.50           $    .49
Outstanding at June 30, 2003                             6,119,594               $    .38 - $  3.50           $    .49
Options granted                                            690,000               $    .94 - $  1.12           $    .97
Options exercised                                         (330,000)              $    .50 - $   .50           $    .50
Options canceled                                           (56,100)              $    .50 - $   .84           $    .80
                                                       -----------------
Outstanding at March 31, 2004                            6,423,494               $    .38 - $  3.50           $    .54
                                                       =================    ==========================    =================

The following table summarizes information about the Company's outstanding and exercisable stock options at March 31, 2004:

                                                   Outstanding                                 Exercisable
                                  ----------------------------------------------    ----------------------------------
                                                       Weighted-
                                                         Average      Weighted-                             Weighted-
                                                       Remaining        Average                               Average
                                                     Contractual       Exercise                              Exercise
Exercise Price                        Shares         Life (Yrs.)          Price        Shares                   Price
--------------------------------------------------------------------------------    ----------------------------------
$0.38                                  3,000,000            1.59          $0.38        3,000,000               $0.38
$0.50                                  1,853,494            6.42          $0.50        1,676,828               $0.50
$0.69                                     10,000            6.25          $0.69            7,500               $0.69
$0.75                                    345,000            8.41          $0.75           86,250               $0.75
$0.84                                    500,000            3.66          $0.84          250,000               $0.84
$0.94                                    560,000            9.76          $0.94          105,000               $0.94
$0.98                                     30,000            9.25          $0.98               --               $ --
$1.12                                    100,000            9.64          $1.12               --               $ --
$3.00                                     10,000            5.25          $3.00           10,000               $3.00




                      BERNARD CHAUS, INC. AND SUBSIDIARIES


$3.11-3.50                                15,000            4.02          $3.24           15,000               $3.24
--------------------------------------------------------------------------------    ----------------------------------
                                       6,423,494            4.40           $.54        5,150,578               $0.47
--------------------------------------------------------------------------------    ----------------------------------

     The outstanding stock options have a weighted average contractual life of
4.4 years and 5.0 years as of March 31, 2004 and 2003, respectively. The number of stock options exercisable at March 31, 2004, June 30, 2003 and March 31, 2003 were 5,150,578, 3,180,916, and 3,180,916, respectively.

                      BERNARD CHAUS, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

     The Company purchased certain assets of the Cynthia Steffe division of LF Brands Marketing, Inc., including inventory and intellectual property on January 2, 2004. The Company also acquired the Cynthia Steffe trademarks from Cynthia Steffe. The Cynthia Steffe business designs, arranges for the manufacture of, markets and sells a women apparel line, under the Cynthia Steffe trademarks. The results of Cynthia Steffe's operations are included in the consolidated financial statements commencing January 2, 2004.

Results of Operations

     Net sales for the quarter ended March 31, 2004 increased by 6.7% or $2.7 million to $43.7 million from $41.0 million for the quarter ended March 31, 2003. Net sales for the nine months ended March 31, 2004 increased by 9.8% or $10.4 million to $117.1 million from $106.7 million for the nine months ended March 31, 2003. The increase in net sales for the quarter and nine months ended March 31, 2004 was driven primarily by the performance of our S.L. Danielle and Cynthia Steffe divisions. This performance was primarily due to increases in sales through non-department store channels and our private label business, partially offset by a decrease in sales of the Company's Chaus product lines for department stores.. The Company has not received orders from May Department Stores since Fall 2003. May Department Stores accounted for approximately $4.3 million of net sales for the quarter ended March 31, 2003 and for approximately 10% of the Company's net sales in Fiscal 2003.

     Gross profit for the quarter ended March 31, 2004 increased $1.3 million to $11.7 million as compared to $10.4 million for the quarter ended March 31, 2003. As a percentage of net sales, gross profit increased to 26.7% for the quarter ended March 31, 2004 from 25.3% for the quarter ended March 31, 2003. The increase in gross profit dollars was primarily due to an increase in gross profit from sales to non-department store channels and the gross profit of the Cynthia Steffe product lines acquired in January 2004, partially offset by a decrease in gross profit on the Chaus product lines for department stores. The increase in gross profit percentage was primarily due to the higher gross profit percentage in our S.L. Danielle and Cynthia Steffe divisions.

     Gross profit for the nine months ended March 31, 2004 increased $0.9 million to $28.9 million as compared to $28.0 million for the nine months ended March 31, 2003. As a percentage of net sales, gross profit decreased to 24.7% for the nine months ended March 31, 2004 from 26.3% for the nine months ended March 31, 2003. The increase in gross profit dollars was due to an increase in gross profit from sales to non-department store channels, our private label business and the Cynthia Steffe product lines. This increase was partially offset by a decrease in gross profit related to the Company's Chaus product lines sold to department stores. The decrease in gross profit percentage was primarily due to the decrease in gross profit percentage on Chaus product lines sold to department stores.

     Selling, general and administrative ("SG&A") expenses increased by $1.7 million to $9.5 million for the quarter ended March 31, 2004 from $7.8 million for the quarter ended March 31, 2003. SG&A expenses as a percentage of net sales increased to 21.8% for the quarter ended March 31, 2004 compared to 19.0% for the quarter ended March 31, 2003. The increase in SG&A expenses for the quarter ended March 31, 2004 measured in dollars and as a percentage of sales was primarily due to the increase in expenses associated with the Cynthia Steffe product lines ($1.5 million). During the quarter, the costs of the Company's targeted branding effort ($0.2 million) designed to enhance the visibility of the Josephine Chaus line in department stores also contributed to the increase in SG&A expenses and increase in SG&A expenses as a percentage of sales.

SG&A expenses for the nine months ended March 31, 2004 increased by $2.7 million to $25.2 million from $22.5

                      BERNARD CHAUS, INC. AND SUBSIDIARIES

million for the nine months ended March 31, 2003. SG&A expenses as a percentage of net sales increased to 21.5% for the nine months ended March 31, 2004 compared to 21.1% for the nine months ended March 31, 2003. The increase in SG&A expenses for the nine months ended March 31, 2004 was primarily due to SG&A expenses related to the inclusion for a full nine months in the fiscal 2004 period of expenses of the Company's S.L. Danielle product lines acquired in November 2002 and SG&A expenses related to Cynthia Steffe product lines acquired in January 2004. The increase in SG&A expenses as a percentage of net sales for the nine months ended March 31, 2004 compared to the prior year was primarily due to the expenses associated with the Cynthia Steffe product lines..

     Interest expense is greater for the quarter ended March 31, 2004 as compared to the quarter ended March 31, 2003 primarily due to higher bank borrowings offset by lower interest rates. Interest expense is approximately the same for the nine months ended March 31, 2004 as compared to the nine months ended March 31, 2003 as lower interest rates were offset by higher bank borrowings.

     The provision for income taxes for the nine months ended March 31, 2004 and 2003 reflects a provision for certain federal, state and local taxes. For the nine months ended March 31, 2004 and 2003, the Company's income tax provision includes federal alternative minimum taxes (AMT) that are not offset by the Company's net operating loss (NOL) carryforward from prior years. New Jersey enacted tax legislation temporarily suspending the use of net operating loss
(NOL) carryforwards against income. Accordingly, for the nine months ended March 31, 2004 and 2003, the Company has made provisions for state income taxes. See discussion below under Critical Accounting Policies and Estimates regarding income taxes and the Company's federal net operating loss carryforward.

Financial Position, Liquidity and Capital Resources

General

     Net cash used in operating activities was $15.7 million for the nine months ended March 31, 2004 as compared to net cash used in operating activities of $2.0 million for the nine months ended March 31, 2003. Cash used in operating activities for such nine month period of fiscal 2004 was primarily the result of an increase in accounts receivable ($17.4 million), an increase in inventory ($2.4 million), a decrease in accrued expenses ($1.0 million), partially offset by net income ($2.6 million), an increase in accounts payable ($1.5 million) and depreciation and amortization ($0.9 million).

     Cash used in investing activities in the nine months ended March 31, 2004 was $3.3 million compared to $4.9 million in the previous year. The investing activities for the nine months ended March 31, 2004 consisted primarily of $2.7 million for the acquisition of Cynthia Steffe (discussed below) and $.5 million for capital expenditures of fixed assets. The Company anticipates additional capital expenditures of approximately $0.4 million for the remainder of fiscal year 2004. The investing activities for the nine months ended March 31, 2003 consisted of $4.7 million for the acquisition of S.L. Danielle (discussed below) and $0.2 million for capital expenditures of fixed assets.

     Net cash provided by financing activities was $16.4 million for the nine months ended March 31, 2004 primarily as the result of net proceeds from short-term borrowings of $16.2 million. Net cash provided by financing activities was $6.9 million for the nine months ended March 31, 2003 as the result of net proceeds from short-term bank borrowings of $7.6 million partially offset by principal payments on the Term Loan of $0.8 million.

                      BERNARD CHAUS, INC. AND SUBSIDIARIES

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

     At the option of the Company, the Revolving Facility and the Term Loan each may bear interest either at the JPMorgan Chase Bank Rate ("Prime Rate") or the London Interbank Offered Rate ("LIBOR"). If the Company chooses the Prime Rate, the interest (i) on the Revolving Facility accrues at a rate of 1/2 of 1% above the Prime Rate for fiscal 2003 and until the first day of the month following delivery of the Company's consolidated financial statements for fiscal 2003 (the "2003 financials") to the Lender (the "Adjustment Date," i.e., October 1, 2003) and thereafter at a rate ranging from the Prime Rate to 3/4 of 1% above the Prime Rate and (ii) on the Term Loan accrues at a rate of 1% above the Prime Rate for fiscal 2003 and until the Adjustment Date of October 1, 2003 and thereafter at a rate ranging from 1/2 of 1% above the Prime Rate to 1 1/4 % above the Prime Rate. If the Company chooses LIBOR, the interest (i) on the Revolving Facility accrues at a rate of 3 1/4% above LIBOR for fiscal 2003 and until the Adjustment Date of October 1, 2003 and thereafter at a rate ranging from 2 3/4% above LIBOR to 3 1/2% above LIBOR and (ii) on the Term Loan accrues at a rate of 3 3/4% above LIBOR for fiscal 2003 and until the Adjustment Date of October 1, 2003 and thereafter at a rate ranging from 3 1/4% above LIBOR to 4% above LIBOR. All adjustments to interest rates are based upon the availability under the Revolving Facility and certain fixed charge coverage ratios and leverage ratios. The Company and CIT have agreed that there will be no change in the interest rates charged under the Revolving Facility or the Term Loan at this time. The interest rate as of March 31, 2004 on the Revolving Facility was 4.50% and on the Term Loan was 5.00%.

     On September 27, 2002, the Company borrowed $18.3 million under the Revolving Facility and $10.5 million under the Term Loan. These borrowings were used to pay off the balances under the Former Financing Agreement of $18.3 million and the Former Term Loan of $10.5 million and for working capital purposes. Commencing October 1, 2002, amortization payments in the amount of $375,000 (increased to $425,000 by the January 2004 amendment to the Financing Agreement described below) are payable quarterly in arrears in connection with the Term Loan. A balloon payment of $6.6 million is due on September 27, 2005 under the Term Loan. The Company's obligations under the Financing Agreement are secured by a first priority lien on substantially all of the Company's assets, including the Company's accounts receivable, inventory, intangibles, equipment, and trademarks, and a pledge of the Company's equity interest in its subsidiaries.

     The Financing Agreement contains numerous financial and operational covenants, including limitations on additional indebtedness, liens, dividends, stock repurchases and capital expenditures. In addition, the Company is required to maintain (i) specified levels of tangible net worth, (ii) certain fixed charge coverage ratios, (iii) certain leverage ratios, and (iv) specified levels of minimum borrowing availability under the Revolving Facility. At March 31, 2004, the Company was in compliance with all of its covenants. In the event of the early termination by the Company of the Financing Agreement, the Financing Agreement provides that the Company will be liable for termination fees of (i) $350,000, if termination occurs between the thirteenth and the twenty-fourth month from the closing date, or (ii) $150,000, if termination occurs after the twenty-fourth month from the closing date, . The Company may prepay at any time, in whole or in part, the Term Loan without penalty. The Financing Agreement expires on September 27, 2005. A fee of $125,000 was paid in connection with the new Financing Agreement.

     On September 27, 2002 the Company also entered into a factoring agreement with CIT (the "Factoring Agreement"). The Factoring Agreement provided for a factoring commission equal to 4/10 of 1% of the gross face

                      BERNARD CHAUS, INC. AND SUBSIDIARIES

amount of all accounts factored by CIT, plus certain customary charges. The minimum factoring commission fee per year was $500,000. The Factoring Agreement provided that it would be terminated after eighteen months if there were no event of default under the Factoring Agreement at such time. Once terminated, the Company is required to pay to CIT a collateral management fee equal to $5,000 a month.

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

     On January 30, 2004, the Company and CIT agreed to an amendment to the Financing Agreement in order to facilitate the Cynthia Steffe acquisition discussed below. The Company and CIT agreed to add CS Acquisition as a co-borrower under the Financing Agreement and related Factoring Agreement. Accordingly, the Company and CIT (i) amended the Financing Agreement pursuant to a joinder agreement, which also constitutes Amendment No. 2 to the Financing Agreement (the "Second Amended Financing Agreement") and (ii) entered into a new factoring agreement with CS Acquisition, to add CS Acquisition as a co-borrower. The obligations of the Company, S.L. Danielle and CS Acquisition under the Second Amended Financing Agreement are secured by a first priority lien on substantially all of the assets of the Company, S.L. Danielle and CS Acquisition, including their respective accounts receivables, inventory, intangibles, equipment, and trademarks and a pledge of the Company's stock interest and membership interest in the Company's subsidiaries. The Second Amended Financing Agreement also provided, among other things for (i) an increase in the amount of the Term Loan by $1.2 million to cover a portion of the purchase price of the Cynthia Steffe assets which had initially been paid for through revolving credit borrowings under the Revolving Facility; (ii) an increase in the quarterly amortization payments on the Term Loan from $375,000 to $425,000; and (iii) the amendment of certain financial covenants for fiscal 2004 (including the fixed charge coverage ratio and the minimum borrowing availability covenants) to provide for the Cynthia Steffe operations and to be consistent with the Company's latest business plan for fiscal 2004.

     Effective March 31, 2004, the Company, S.L. Danielle and CIT agreed to terminate the Factoring Agreements between them. Pursuant to the terms of the original agreement, the Company is now obligated to pay to CIT a collateral management fee of $5,000 a month. In connection with the termination of those Factoring Agreements, CS Acquisition and CIT entered into an amendment of their Factoring Agreement which provides for a factoring commission equal to 6/10 of 1% of the gross face amount of all accounts factored by CIT up to $10 million ratably declining to a commission between .55% and .45% of the gross amount of the receivables in excess of $10 million. CS Acquisition is also obligated to pay certain customary charges to CIT. The amended Factoring agreement between CS Acquisition and CIT has a term of twelve months.

     On March 31, 2004, the Company had $10.8 million of outstanding letters of credit under the Revolving Facility, total availability of approximately $9.3 million under the Amended Financing Agreement, a balance of $9.5 million on the Term Loan and $16.2 in revolving credit borrowings. At March 31, 2003, the Company had $12.4 million of outstanding letters of credit, total availability of approximately $9.5 million, a balance of $9.7 million on the Term Loan and $11.2 million revolving credit borrowings under the Revolving Facility. At June 30, 2003, the Company had $11.6 million of outstanding letters of credit under the Revolving Facility, total availability

                      BERNARD CHAUS, INC. AND SUBSIDIARIES

of approximately $10.7 million under the Financing Agreement, a balance of $9.4 million on the Term Loan and no revolving credit borrowings.

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

Future Financing Requirements

     At March 31, 2004, the Company had working capital of $16.7 million as compared with working capital of $15.5 million at March 31, 2003 and $15.7 million at June 30, 2003. The Company's business plan requires the availability of sufficient cash flow and borrowing capacity to finance its product lines. The Company expects to satisfy such requirements through cash flow from operations and borrowings under its financing agreement. The Company believes that it has adequate resources to meet its needs for the foreseeable future assuming that it meets its business plan and satisfies the covenants set forth in the Financing Agreement.

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

     The aggregate purchase price was approximately $5.1 million, including cash of $4.4 million, 100,000 shares of common stock of the Company ("Common Stock") valued at $84,000, stock options to purchase 500,000 shares of Common Stock valued at $384,000 and transaction costs of approximately $250,000. The acquisition was funded by CIT through revolving credit borrowings of $4.6 million. The value of the 100,000 shares of Common Stock was determined based on the average market price of the Common Stock over the 3-day period before and after the date of the acquisition. The 500,000 stock options were granted at the fair market value on the date of the acquisition and were valued using the Black-Scholes option pricing model.

                      BERNARD CHAUS, INC. AND SUBSIDIARIES

Cynthia Steffe Acquisition

     On January 2, 2004, Cynthia Steffe Acquisition, LLC ("CS Acquisition"), a newly formed subsidiary of the Company acquired certain assets of the Cynthia Steffe division of LF Brands Marketing, Inc., including inventory and showroom fixtures. The Company also acquired the Cynthia Steffe trademarks from Cynthia Steffe. The Cynthia Steffe business designs, arranges for the manufacture of, markets and sells a women's apparel line, under the Cynthia Steffe trademarks. As a result of the acquisition, the Company expects to increase its sales volume through the sale of Cynthia Steffe product lines. The results of Cynthia Steffe's operations have been included in the consolidated financial statements commencing January 2, 2004. The aggregate purchase price was approximately $2.2 million plus transaction fess and related acquisition costs of $0.5 million. The acquisition was initially funded through borrowings under the Revolving Facility of which $1.2 million was subsequently rolled into the Term Loan

Critical Accounting Policies and Estimates

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

     Revenue Recognition - The Company recognizes revenue upon shipment of products to customers since title and risk of loss passes upon shipment. Provisions for estimated uncollectible accounts, discounts and returns and allowances are provided when sales are recorded based upon historical experience and current trends. While such amounts have been within expectations and the provisions established, the Company cannot guarantee that it will continue to experience the same rates as in the past.

     Accounts Receivable - Accounts Receivable are net of allowances and anticipated discounts. An allowance for doubtful accounts is determined through analysis of the aging of accounts receivable at the date of the financial statements, assessments of collectibility based on historic trends and an evaluation of the impact of economic conditions. This amount is not significant primarily due to the Company's history of minimal bad debts and the factoring agreement. An allowance for discounts is based on those discounts relating to open invoices where trade discounts have been extended to customers. Costs associated with potential returns of products as well as allowable customer markdowns and operational charge backs, net of expected recoveries, are included as a reduction to net sales and are part of the provision for allowances included in Accounts Receivable. These provisions result from seasonal negotiations as well as historic deduction trends, net expected recoveries and the evaluation of current market conditions. As of March 31, 2004, June 30, 2003 and March 31, 2003, Accounts Receivable was net of allowances of $1.0 million, $1.9 million, and $1.4 million, respectively. The decrease in accounts receivable allowances at March 31, 2004 was primarily due to the timing of markdown and other allowances and the change in the sales mix.

     Inventories - Inventory is stated at the lower of cost or market, cost being determined on the first-in, first-out method. Reserves for slow moving and aged merchandise are provided based on historical experience and current product demand. Inventory reserves were $1.1 million at March 31, 2004, $0.6 million at March 31, 2003, and $0.7 million at June 30, 2003. Inventory reserves are based upon the level of excess and aged inventory and the Company's estimated recoveries on the sale of the inventory. While markdowns have been within expectations and the provisions established, the Company cannot guarantee that it will continue to experience the same level of markdowns as in the past.

                      BERNARD CHAUS, INC. AND SUBSIDIARIES

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

     At March 31, 2004 and 2003, the carrying amounts of the Company's revolving credit borrowings and term loan approximated fair value. As of March 31, 2004, the Company's revolving credit borrowings bore interest at 4.5% and the term loan bore interest at 5.0%. As of March 31, 2004, a hypothetical immediate 10% adverse change in prime interest rates relating to the Company's revolving credit borrowings and term loan would have a $0.1 million unfavorable impact on its earnings and cash flows over a one-year period.

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

                      BERNARD CHAUS, INC. AND SUBSIDIARIES

communicated to the Company's management, including the Company's Chairwoman and Chief Executive Officer and the Company's Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

     Each fiscal quarter the Company carries out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chairwoman and Chief Executive Officer along with the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon the foregoing, the Company's Chairwoman and Chief Executive Officer along with the Company's Chief Financial Officer, concluded that, as of March 31, 2004, the Company's disclosure controls and procedures were effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's Exchange Act reports.

     During the fiscal quarter ended March 31, 2004, there has been no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                      BERNARD CHAUS, INC. AND SUBSIDIARIES

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

         Exhibits.

*10.111 Amendment to Employment Agreement between Nicholas DiPaolo and Bernard Chaus, Inc., effective as of December 1, 2003.

*10.112 Notice of Defactoring between Bernard Chaus, Inc., S.L. Danielle Acquisition, LLC and the CIT Group/Commercial Services, Inc., dated March 31, 2004.

*10.113 Amendment No. 1 to Factoring Agreement between Cynthia Steffe Acquisition LLC and the CIT Group/Commercial Services, Inc., dated April1, 2004.

*31.1 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Josephine Chaus.

*31.2 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Barton Heminover.

*32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002 for Josephine Chaus.

*32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Barton Heminover.

         *    Filed herewith

         (b) The Company filed no reports on Form 8-K, for the quarter ended March 31, 2004.

                      BERNARD CHAUS, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    BERNARD CHAUS, INC.
                                    (Registrant)



Date:  May 14, 2004                    By:  /s/ Josephine Chaus
                                           -------------------------------------
                                           JOSEPHINE CHAUS
                                           Chairwoman of the Board, and
                                           Chief Executive Officer

Date:  May 14, 2004                    By: /s/ Nicholas DiPaolo
                                           -------------------------------------
                                           NICHOLAS DIPAOLO
                                           Vice Chairman of the Board, and
                                           Chief Operating Officer

Date:  May 14, 2004                    By: /s/ Barton Heminover
                                           -------------------------------------
                                           BARTON HEMINOVER
                                           Chief Financial Officer

                      BERNARD CHAUS, INC. AND SUBSIDIARIES

                                INDEX TO EXHIBITS

Exhibit Number                                                     Exhibit Title

10.111 Amendment to Employment Agreement between Nicholas DiPaolo and Bernard Chaus, Inc., effective as of December 1, 2003.

10.112 Notice of Defactoring between Bernard Chaus, Inc., S.L. Danielle acquisition, LLC and the CIT Group/Commercial Services, Inc., dated March 31, 2004.

10.113 Amendment No. 1 to Factoring Agreement between Cynthia Steffe Acquisition LLC and the CIT Group/Commercial Services, Inc., dated April 1, 2004.

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