Form 10-K
period 2004-06-30
CHAUS BERNARD INC
filed 2004-09-28
CIK 793983

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2004

or

[    ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 1-9169

BERNARD CHAUS, INC.

(Exact name of registrant as specified in its charter)

New York	13-2807386
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
530 Seventh Avenue, New York, New York	10018
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code
(212) 354-1280

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value	None; securities quoted on the Over the Counter Bulletin Board

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2)     Yes                      No      X

The aggregate market value of the voting stock held by non-affiliates of the registrant on December 31, 2003 was $9,068,000

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Date	Class	Shares Outstanding
August 26, 2004	Common Stock, $0.01 par value	27,917,089

Documents Incorporated by Reference	Location in Form 10-K in which incorporated
Portions of registrant's Proxy Statement for the Annual Meeting of Stockholders to be held November 10, 2004.	Part III

PART I

Item 1.    Business.

General

Bernard Chaus, Inc. (the "Company" or "Chaus") designs, arranges for the manufacture of and markets an extensive range of women's career and casual sportswear principally under the JOSEPHINE CHAUS® COLLECTION, JOSEPHINE CHAUS® SPORT, CHAUS®, CYNTHIA STEFFE®, CYNTHIA CYNTHIA STEFFE®, and FRANCES & RITA® trademarks and under private label brand names. The Company's products are sold nationwide through department store chains, specialty retailers and other retail outlets. The Company has positioned its JOSEPHINE CHAUS product line into the opening price points of the "better" category. In November 2002, the Company acquired certain assets of S.L. Danielle, Inc. ("SL Danielle"). SL Danielle designs, arranges for the manufacture of and markets women's moderately priced clothing primarily under private labels. In January 2004, the Company acquired certain assets of the Cynthia Steffe division of LF Brands Marketing, Inc., ("CS Acquisition") including inventory and showroom fixtures. In connection with such acquisition, the Company also acquired the Cynthia Steffe trademarks from Cynthia Steffe. The Cynthia Steffe business designs, arranges for the manufacture of, markets and sells an upscale modern women's apparel line, under the Cynthia Steffe trademarks. As used herein, fiscal 2004 refers to the fiscal year ended June 30, 2004, fiscal 2003 refers to the fiscal year ended June 30, 2003 and fiscal 2002 refers to the fiscal year ended June 30, 2002.

Products

The Company markets its products as coordinated groups of jackets, skirts, pants, blouses, sweaters and related accessories principally under the following brand names that also include products for women and petite sizes:

Josephine Chaus – a collection of better tailored career clothing that includes tailored suits, dresses, jackets, sweaters, skirts and pants.

Chaus – a line of separate items that includes skirts, pants, sweaters and knit tops.

Cynthia Steffe and Cynthia Cynthia Steffe – a collection of upscale modern clothing that includes tailored suits, dresses, jackets, skirts and pants.

Private Label – the Company also sells private label apparel manufactured according to customers' specifications.

The above products, while sold as separates, are coordinated by styles, color schemes and fabrics and are designed to be merchandised and worn together. The Company believes that the target consumers for its products are women aged 25 to 65.

During fiscal 2004, the suggested retail prices of the Company's Chaus products ranged between $18.00 and $180.00. The Company's jackets ranged in price between $98.00 and $180.00, its blouses and sweaters ranged in price between $30.00 and $120.00, its skirts and pants ranged in price between $38.00 and $110.00, and its knit tops and bottoms ranged in price between $18.00 and $68.00.

During fiscal 2004, the suggested retail prices of the Company's Cynthia Steffe products ranged between $120.00 and $525.00. The Company's Cynthia Steffe jackets ranged in price between $300.00 and $525.00, its blouses and sweaters ranged in price between $150.00 and $285.00, its skirts and pants ranged in price between $120.00 and $330.00, and its knit tops and bottoms ranged in price between $150.00 and $200.00.

The following table sets forth a breakdown by percentage of the Company's net revenue by class for fiscal 2002 through fiscal 2004:

	Fiscal Year Ended June 30,
	2004	2003	2002
Josephine Chaus and Chaus	67%	83%	97%
Private Labels	28	17	3
Cynthia Steffe and Cynthia Cynthia Steffe	5	—	—
Total	100%	100%	100%

Business Segments

The Company operates in one segment, women's career and casual sportswear. In addition, less than 1% of total revenue is derived from customers outside the United States. The majority of the Company's long-lived assets are located in the United States.

Customers

The Company's products are sold nationwide in an estimated 5,000 stores operated by approximately 650 department store chains, specialty retailers and other retail outlets. The Company does not have any long-term commitments or contracts with any of its customers.

Through March 31, 2004, the Company extended credit to the majority of its customers through a factoring agreement with The CIT Group/Commercial Services, Inc. ("CIT"). Under the factoring arrangement, the Company receives payment from CIT only after CIT has been paid by the Company's customers. CIT assumes only the risk of the Company's customers' insolvency. All other receivable risks are retained by the Company, including, but not limited to, allowable customer markdowns, operational chargebacks, disputes, discounts, and returns. Effective March 31, 2004, the Company, the Company's SL Danielle subsidiary and CIT agreed to terminate the Factoring Agreements between them. In connection with the termination of those Factoring Agreements, the Company's CS Acquisition subsidiary and CIT entered into an amendment of their Factoring Agreement revising only the factoring commission. Receivables related to sales of Cynthia Steffe product lines continue to be factored. At March 31, 2004, approximately 98% of the Company's accounts receivable were being serviced by CIT under the factoring arrangement. Effective April 1, 2004 the Company extends credit to its customers, other than customers of CS Acquisition, based upon an evaluation of the customer's financial condition and credit history.

At June 30, 2004, approximately 95% of the Company's accounts receivable was non factored. At June 30, 2004 and 2003, approximately 77% and 72% respectively, of the Company's accounts receivable were due from customers owned by three single corporate entities. During fiscal 2004, approximately 70% of the Company's net revenue was from three corporate entities – Dillard's Department Stores 35%, TJX Companies 22%, and Sam's Club 13%. During fiscal 2003 approximately 73% of the Company's net revenue was from three corporate entities – Dillard's Department Stores 40%, TJX Companies 23% and May Department Stores 10%. During fiscal 2002 approximately 70% of the Company's net revenue was from three corporate entities – Dillards Department Stores 34%, TJX Companies 18% and May Department Stores 18%. As a result of the Company's dependence on its major customers, such customers may have the ability to influence the Company's business decisions. The loss of or significant decrease in business from any of its major customers could have a material adverse effect on the Company's financial position and results of operations. In addition, the Company's ability to achieve growth in revenues is dependent, in part, on its ability to identify new distribution channels.

Sales and Marketing

The Company's selling operation is highly centralized. Sales to the Company's department and specialty store customers are made primarily through the Company's New York City showrooms. As of June 30, 2004, the Company had an in-house sales force of 13, all of whom are located in the New York City showrooms. The Company's Cynthia Steffe division also employs independent sales representatives to market its products to specialty stores throughout the country.

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

Design

The Company's products and certain of the fabrics from which they are made are designed by an in-house staff of 23 fashion designers. The Company believes that its design staff is well regarded for its distinctive styling and its ability to contemporize fashion classics. Emphasis is placed on the coordination of outfits and quality of fabrics to encourage the purchase of more than one garment.

Manufacturing and Distribution

The Company does not own any manufacturing facilities; all of its products are manufactured in accordance with its design specifications and production schedules through arrangements with independent manufacturers. The Company believes that outsourcing its manufacturing maximizes its flexibility while avoiding significant capital expenditures, work-in-process buildup and the costs of a large workforce. Approximately 90% of its product is manufactured by independent suppliers located primarily in South Korea, Hong Kong, Taiwan, China, Indonesia and elsewhere in the Far East. Less than 5% of the Company's products are manufactured in the United States. No contractual obligations exist between the Company and its manufacturers except on an order-by-order basis. During fiscal 2004, the Company purchased approximately 77% of its finished goods from its ten largest manufacturers, including approximately 16% of its purchases from its largest manufacturer. Contracting with foreign manufacturers enables the Company to take advantage of prevailing lower labor rates and to use a skilled labor force to produce high quality products.

Generally, each manufacturer agrees to produce finished garments on the basis of purchase orders from the Company, specifying the price and quantity of items to be produced and supported by a letter of credit naming the manufacturer as beneficiary to secure payment for the finished garments.

The Company's technical production support staff, located in New York City, coordinates the production of patterns and the production of samples from the patterns by its production staff and by overseas manufacturers. The production staff also coordinates the marking and the grading of the patterns in anticipation of production by overseas manufacturers. The overseas manufacturers produce finished garments in accordance with the production samples and obtain necessary quota allocations and other requisite customs clearances. Branch offices of the Company's subsidiaries in Korea and Hong Kong monitor production at each manufacturing facility to control quality, compliance with the Company's specifications and timely delivery of finished garments, and arrange for the shipment of finished products to the Company's New Jersey distribution center. Approximately 80% of the Company's finished goods is shipped to the Company's New Jersey distribution center for final inspection, assembly into collections, allocation and shipment to customers. Third party distributors ship the remaining finished goods.

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

The Company uses a broad range of fabrics in the production of its clothing, consisting of synthetic fibers (including polyester and acrylic), natural fibers (including cotton and wool), and blends of natural and synthetic fibers. The Company does not have any formal, long-term arrangements with any fabric or other raw material supplier. During fiscal 2004, virtually all of the fabrics used in the Company's products manufactured in the Far East were ordered from the Company's five largest suppliers in the Far East, which are located in Japan, Taiwan, Hong Kong and Korea. The Company selects the fabrics to be purchased for production in accordance with the Company's specifications. To date, the Company has not experienced any significant difficulty in obtaining fabrics or other raw materials and considers its sources of supply to be adequate.

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

Backlog

As of August 26, 2004 and 2003, the Company's order book reflected unfilled customer orders for approximately $48.3 million and $59.2 million of merchandise, respectively. Order book data at any date are materially affected by the timing of the initial showing of collections to the trade, as well as by the timing of recording of orders and of shipments. The order book represents customer orders prior to discounts. Accordingly, a comparison of unfilled orders from period to period is not necessarily meaningful and may not be indicative of eventual actual shipments. Although a portion of the decline in backlog at August 26, 2004 is attributable to a decline in orders from department stores, the decline is primarily attributable to the timing of recording of orders and of shipping of orders.

Trademarks

CHAUS, CHAUS & CO., CHAUS SPORT, CHAUS WOMAN, MS. CHAUS, JOSEPHINE, JOSEPHINE CHAUS, CYNTHIA STEFFE, CYNTHIA CYNTHIA STEFFE and FRANCES & RITA are registered trademarks of the Company for use on ladies' garments. The Company considers its trademarks to be strong and highly recognized, and to have significant value in the marketing of its products.

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

Furthermore, the Company's traditional department store customers, which account for a substantial portion of the Company's business, encounter intense competition from off-price and discount retailers, mass merchandisers and specialty stores. The Company believes that its ability to increase its present levels of sales will depend on such customers' ability to maintain their competitive position and the Company's ability to increase its market share of sales to department stores and other retailers.

Employees

At June 30, 2004, the Company employed 282 employees as compared with 260 employees at June 30, 2003. This total includes 58 in managerial and administrative positions, approximately 83 in design,

production and production administration, 23 in marketing, merchandising and sales and 67 in distribution. Of the Company's total employees, 51 were located in the Far East. The Company is a party to a collective bargaining agreement with the Amalgamated Workers Union, Local 88, covering 70 full-time employees. This agreement expires August 31, 2005.

The Company considers its relations with its employees to be satisfactory and has not experienced any business interruptions as a result of labor disagreements with its employees.

Executive Officers

The executive officers of the Company are:

Name	Age	Position
Josephine Chaus	53	Chairwoman of the Board and Chief Executive Officer
Nicholas DiPaolo	63	Vice Chairman of the Board and Chief Operating Officer
Barton Heminover	50	Chief Financial Officer

Executive officers serve at the discretion of the Board of Directors.

Josephine Chaus is a co founder of the Company and has held various positions with the Company since its inception. She has been a director of the Company since 1977, President from 1980 through February 1993, Chief Executive Officer from July 1991 through September 1994 and again since December 1998, Chairwoman of the Board since 1991 and member of the Office of the Chairman since September 1994.

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

Barton Heminover was appointed Chief Financial Officer in August 2002 and served as Vice President of Finance from January 2000 through August 2002 and as Vice President – Corporate Controller from July 1996 to January 2000. From January 1983 to July 1996 he was employed by Petrie Retail, Inc. (formerly Petrie Stores Corporation), a woman's retail apparel chain, serving as Vice President/Treasurer from 1986 to 1994 and as Vice President/Financial Controller from 1994 to 1996.

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

Item 2.    Properties.

The Company's principal executive office is located at 530 Seventh Avenue in New York City where the Company leases approximately 28,000 square feet. This lease expires in May 2009. This facility also houses the Company's Chaus and SL Danielle showrooms and its sales, design, production and merchandising staffs. Net base rental expense for the executive offices aggregated approximately $0.9 million in each of fiscal 2004, fiscal 2003 and fiscal 2002.

The Company's Cynthia Steffe subsidiary is located at 550 Seventh Avenue in New York City where the Company leases approximately 12,000 square feet. This lease expires in October 2013 and the net base rental expense is approximately $0.3 million per year.

The Company's technical production support facility (including its sample and patternmakers) is located at 519 Eighth Avenue in New York City where the Company leases approximately 15,000 square feet. This lease expires in August 2009. Net base rental expense for the technical production support facilities aggregated approximately $0.3 million in each of fiscal 2004, fiscal 2003, and fiscal 2002.

The Company's distribution center is located in Secaucus, New Jersey where the Company leases approximately 276,000 square feet. This facility also houses the Company's administrative and finance personnel, its computer operations, and its one retail outlet store. This space is occupied under a lease expiring December 31, 2005. Base rental expense for the Secaucus facility aggregated approximately $1.2 million in each of fiscal 2004, fiscal 2003, and fiscal 2002.

Office locations are also leased in Hong Kong and Korea, with annual aggregate rental expense of approximately $0.1 million for each of fiscal 2004, fiscal 2003, and fiscal 2002.

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

		High	Low
Fiscal 2003
	First Quarter	$0.77	$0.45
	Second Quarter	0.85	0.52
	Third Quarter	0.92	0.55
	Fourth Quarter	0.93	0.77
Fiscal 2004
	First Quarter	$1.65	$0.92
	Second Quarter	1.42	0.85
	Third Quarter	1.26	0.85
	Fourth Quarter	0.97	0.84
Fiscal 2005
	July 01- August 26, 2004	$1.05	$0.86

As of August 26, 2004, the Company had approximately 442 stockholders of record.

The Company has not declared or paid cash dividends or made other distributions on the Common Stock since prior to its 1986 initial public offering. The payment of dividends, if any, in the future is within the discretion of the Board of Directors and will depend on the Company's earnings, capital requirements and financial condition. It is the present intention of the Board of Directors to retain all earnings, if any, for use in the Company's business operations and, accordingly, the Board of Directors does not expect to declare or pay any dividends in the foreseeable future. In addition, the Company's Financing Agreement prohibits the Company from declaring dividends or making other distributions on its capital stock, without the consent of the lender. See "Management's Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition, Liquidity and Capital Resources."

Item 6.    Selected Financial Data.

The following financial information is qualified by reference to, and should be read in conjunction with, the Consolidated Financial Statements of the Company and the notes thereto, as well as Management's Discussion and Analysis of Financial Condition and Results of Operations contained elsewhere herein.

Statement of Operations Data:

	Fiscal Year Ended June 30,
	2004	2003	2002	2001	2000
	(In thousands, except per share amounts)

Net revenue	$157,107	$140,225	$145,769	$149.499	$181,538
Cost of goods sold	117,451	104,398	116,951	122,324	142,909
Gross profit	39,656	35,827	28,818	27,175	38,629
Selling, general and administrative expenses	34,894	29,634	30,130	32,666	36,075
Other income	—	—	(193)	—	—
Interest expense, net	1,355	1,091	2,049	2,121	2,358
Income (loss) before income tax provision (benefit)	3,407	5,102	(3,168)	(7,612)	196
Income tax provision (benefit)	303	425	(944)	11	4
Net income (loss)	$3,104	$4,677	$(2,224)	$(7,623)	$192

Basic earnings (loss) per share (1)	$0.11	$0.17	$(0.08)	$(0.28)	$0.01

Diluted earnings (loss) per share (2)	$0.10	$0.16	$(0.08)	$(0.28)	$0.01

Weighted average number of common shares outstanding – basic	27,504	27,384	27,216	27,216	27,174
Weighted average number of common and common equivalent shares outstanding – diluted	30,490	29,912	27,216	27,216	27,183
Balance Sheet Data
	As of June 30,
	2004	2003	2002	2001	2000
Working capital	$17,191	$15,653	$12,404	$15,185	$23,891
Total assets	46,376	39,847	35,691	44,795	49,045
Short-term debt, including current portion of long-term debt	10,263	1,500	4,716	6,024	1,000
Long-term debt	7,325	7,875	9,375	10,500	11,500
Stockholders' equity	16,699	13,109	8,213	10,679	18,302

(1)	Computed by dividing the applicable net income (loss) by the weighted average number of shares of Common Stock outstanding during the year.

(2)	Computed by dividing the applicable net income (loss) by the weighted average number of common shares outstanding and common stock equivalents outstanding during the year.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The Company has expanded its product mix over the last two years mainly through its acquisition of S.L. Danielle and Cynthia Steffe. In November 2002, the Company acquired certain assets of S.L. Danielle Inc. S.L. Danielle designs, arranges for the manufacture of , markets and sells a women's apparel line, principally under private and exclusive labels. In January 2004 the Company purchased certain assets of the Cynthia Steffe, a division of LF Brands Marketing, Inc., including inventory and intellectual property. In connection with the acquisition, the Company also acquired Cynthia Steffe trademarks from Cynthia Steffe. The Cynthia Steffe business designs, arranges for the manufacture of, markets and sells an upscale modern women apparel line, under the Cynthia Steffe trademarks. The results of Cynthia Steffe's operations are included in the consolidated financial statements commencing January 2, 2004.

Results of Operations

The following table sets forth, for the years indicated, certain items expressed as a percentage of net revenue.

	Fiscal Year Ended June 30,
	2004	2003	2002
Net revenue	100.0%	100.0%	100.0%
Gross profit	25.2	25.5	19.8
Selling, general and administrative expenses	22.2	21.1	20.7

Interest expense	0.9	0.8	1.4
Net income (loss)	1.9	3.3	(1.5)

Fiscal 2004 Compared to Fiscal 2003

Net revenues for fiscal 2004 increased 12.1% or $16.9 million to $157.1 million as compared to $140.2 million for fiscal 2003. Units sold increased by 11.7% and the overall price per unit remained relatively the same. The increase in net revenue was primarily due to the inclusion of a full twelve months of sales for the Company's S.L. Danielle division acquired in November 2002 and the sales of the Company's Cynthia Steffe product lines acquired in January 2004. These acquisitions contributed $31.0 million to the increase in fiscal 2004 revenues. This increase was partially offset by a decrease of $14.0 million in sales of other product lines to department stores and discount stores. See table of percentage of net revenue by class on page 2 for additional information.

Gross profit for fiscal 2004 increased $3.9 million to $39.7 million as compared to $35.8 million for fiscal 2003. As a percentage of sales, gross profit decreased to 25.2% for fiscal 2004 from 25.5% for fiscal 2003. The increase in gross profit dollars was attributable to the gross profit of the Company's S.L. Danielle and Cynthia Steffe divisions. The increase in gross profit dollars from these divisions more than offset a decrease in gross profit dollars associated with the Company's Chaus product lines sold to department stores. The decrease in gross profit percentage was primarily due to the lower gross profit percentage associated with the Company's Chaus product lines.

Selling, general and administrative ("SG&A") expenses increased by $5.2 million to $34.9 million for fiscal 2004 as compared to $29.6 million in fiscal 2003. As a percentage of net revenue, SG&A expenses increased to 22.2% in fiscal 2004 as compared to 21.1% in fiscal 2003. These increases were primarily attributable to the Cynthia Steffe product lines acquired in January 2004 and the inclusion of a full twelve months of expenses of the S.L. Danielle product lines acquired in November 2002. The increase in SG&A expenses was primarily due to SG&A expenses related to payroll and payroll related costs ($1.9 million), design related costs ($0.8 million), and marketing and advertising costs ($0.7 million). The increase in SG&A expense as a percentage of net revenue was due to the decrease in sales volume of the Company's Chaus product lines sold to department stores which reduced the Company's leverage on SG&A expenses in addition to the higher SG&A expenses as a percentage of net revenue associated with the Cynthia Steffe product lines.

Interest expense increased by approximately $0.3 million to $1.4 million for fiscal 2004 as compared to $1.1 million for fiscal 2003. The increase was due to higher bank borrowings partially offset by lower interest rates.

The provision for income taxes for fiscal 2004 reflects a provision for certain federal, state and local taxes. For fiscal 2004, the Company's income tax provision includes federal alternative minimum taxes (AMT) that are not offset by the Company's net operating loss (NOL) carryforward from prior years. New Jersey enacted new tax legislation in fiscal 2003 temporarily suspending the use of net operating loss (NOL) carryforwards against income. Accordingly, for fiscal 2004, the Company has made provisions for state income taxes, including New Jersey.

The Company periodically reviews its historical and projected taxable income and considers available information and evidence to determine if it is more likely than not that a portion of the deferred tax assets will be realized. A valuation allowance is established to reduce the deferred tax assets to the amount that is more likely than not to be realized. As of June 30, 2004 and 2003, based upon its evaluation of taxable income and the current business environment, the Company recorded a full valuation allowance on its deferred tax assets including NOL's. In fiscal 2004, the valuation allowance was reduced by $2.5 million to $42.8 million at June 30, 2004 from $45.3 million at June 30, 2003 to reflect the utilization of NOL's to offset taxes otherwise payable on current taxable income. If the Company determines that a portion of the deferred tax assets will be realized in the future, a portion of the valuation allowance will be reduced and the Company will provide for income tax expense (benefit) in its Statement of Operations at its estimated effective tax rate. See discussion below under Critical Accounting Policies and Estimates regarding income taxes and the Company's federal net operating loss carryforward.

Fiscal 2003 Compared to Fiscal 2002

Net revenue for fiscal 2003 decreased 3.8% or $5.6 million to $140.2 million as compared to $145.8 million for fiscal 2002. The decrease in net revenue was primarily due to lower net revenue for the Chaus product lines partially offset by private label merchandise sales resulting from S.L. Danielle product lines acquired in December 2002.

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

Selling, general and administrative ("SG&A") expenses decreased by $0.5 million to $29.6 million for fiscal 2003 as compared to $30.1 million for fiscal 2002. As a percentage of net revenue, SG&A expenses increased to 21.1% in fiscal 2003 as compared to 20.7% in fiscal 2002. The decrease in SG&A expenses was primarily due to decreases in payroll and payroll related expenses ($1.0 million), marketing and advertising expenses ($0.4 million), provision for bad debts ($0.3 million) and professional fees ($0.2 million) associated with the Company's Chaus product lines. These decreases were partially offset by increases in overhead of approximately $1.5 million related to the addition of the S.L. Danielle product lines in December of 2002. The increase in SG&A expense as a percentage of net revenue was due to a decrease in sales volume, which reduced the Company's leverage on SG&A expenses.

Interest expense decreased by $1.0 million for fiscal 2003 as compared to fiscal 2002. The decrease was due to lower revolving credit borrowings and interest rates.

The provision for income taxes for fiscal 2003 reflects a provision for certain federal, state and local taxes. For fiscal 2003, the Company's income tax provision includes federal alternative minimum taxes (AMT) that are not offset by the Company's net operating loss (NOL) carryforward from prior years. New Jersey enacted new tax legislation temporarily suspending the use of net operating loss (NOL) carryforwards against income. Accordingly, for fiscal 2003, the Company has made provisions for additional state income taxes, including New Jersey. The income tax benefit for fiscal 2002 of $0.9 million includes a benefit of $0.2 million for refund claims due to tax law changes and a benefit of $0.7 million related to the elimination of tax liabilities that were no longer required, offset by a provision for state and local taxes of $30,000. See discussion below under Critical Accounting Policies and Estimates regarding income taxes and the Company's federal net operating loss carryforward.

Financial Condition, Liquidity and Capital Resources

General

Net cash used in operating activities was $7.1 million for fiscal 2004 as compared to net cash provided by operating activities of $12.2 million for fiscal 2003, and net cash provided by operating activities of $3.2 million for fiscal 2002. Net cash used in operating activities for fiscal 2004 resulted primarily from a decrease in accounts payable ($4.8 million), an increase in accounts receivable ($9.0 million) partially offset by a decrease in inventory ($2.6 million), and net income ($3.1million). Net cash provided by operating activities for fiscal 2003 resulted primarily from net income ($4.7 million), an increase in accounts payable ($3.0 million), a decrease in accounts receivable ($1.7 million).

Cash used in investing activities was $3.9 million in fiscal 2004 compared to $5.0 million in fiscal 2003 and $0.8 million in fiscal 2002. The investing activities in fiscal 2004 consisted of $3.0 million primarily for the acquisition of Cynthia Steffe product lines and $1.0 million for the purchase of fixed assets. In fiscal 2003 investing activities consisted of $4.7 million for the acquisition of the S.L. Danielle product lines and $0.3 million for the purchase of fixed assets. In fiscal 2002 investing activities consisted of $0.4 million for the purchase of fixed assets and $0.4 million for the purchase of in-store shops. The purchases of fixed assets for all years presented consisted primarily of purchases of computer hardware and software systems. In fiscal 2005, the Company anticipates capital expenditures of approximately $0.8 million consisting primarily of Management Information System upgrades.

Cash provided by financing activities for fiscal 2004 resulted from net borrowings of $8.6 million for short-term bank borrowings and $0.3 million from net proceeds from the issuance of stock offset by net principal payments of $0.4 million on the term loan. Cash used in financing activities for fiscal 2003 resulted from net repayments of $3.6 million for short-term bank borrowings and net principal payments of $1.1 million on term loans. Cash used in financing activities for fiscal 2002 resulted from net repayments of $1.4 million for short-term bank borrowings and principal payments of $1.0 million on the term loan.

Contractual Obligations and Commercial Commitments

The following table summarizes as of June 30, 2004, the Company's contractual obligations and commercial commitments by future period:

	Payments due by Period
	(in thousands)
Contractual obligations (in thousands)	Total	Less than 1 year	2-3 years	4-5 years	After 5 years
Operating leases	$11,128	$3,085	$3,789	$2,862	$1,392
Inventory purchase commitments Letters of Credits	7,812	7,812	—	—	—
Inventory purchase commitments	10,692	10,692	—	—	—
Revolving credit borrowings	8,563	8,563	—	—	—
Current portion of term loan	1,700	1,700	—	—	—
Long-term borrowings	7,325	—	7,325	—	—
Total contractual obligations and commercial commitments	$47,220	$31,852	$11,114	$2,862	$1,392

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

At the option of the Company, the Revolving Facility and the Term Loan each may bear interest either at the JP Morgan Chase Bank Rate ("Prime Rate") or the London Interbank Offered Rate ("LIBOR"). If the Company chooses the Prime Rate, the interest (i) on the Revolving Facility accrues at a rate of ½ of 1% above the Prime Rate (ii) on the Term Loan accrues at a rate of 1% above the Prime Rate. If the Company chooses LIBOR, the interest (i) on the Revolving Facility accrues at a rate of 3¼% above LIBOR (ii) on the Term Loan accrues at a rate of 3¾% above Libor. From the inception of the financing agreement through June 30, 2004, the Company has elected the Prime Rate option. The interest rate as of June 30, 2004 on the Revolving Facility was 4.50% and on the Term Loan was 5.00%.

On September 27, 2002, the Company borrowed $18.3 million under the Revolving Facility and $10.5 million under the Term Loan. These borrowings were used to pay off the balances under the Former Financing Agreement of $18.3 million and the Former Term Loan of $10.5 million and for working capital purposes. Commencing October 1, 2002, amortization payments in the amount of $375,000 (increased to $425,000 by the January 2004 amendment to the Financing Agreement described below) are payable quarterly in arrears in connection with the Term Loan. A balloon payment of $6.9 million is due on September 27, 2005 under the Term Loan. The Company's obligations under the Financing Agreement are secured by a first priority lien on substantially all of the Company's assets, including the Company's accounts receivable, inventory, intangibles, equipment, and trademarks, and a pledge of the Company's equity interest in its subsidiaries.

The Financing Agreement contains numerous financial and operational covenants, including limitations on additional indebtedness, liens, dividends, stock repurchases and capital expenditures. In addition, the Company is required to maintain (i) specified levels of tangible net worth, (ii) certain fixed charge coverage ratios, (iii) certain leverage ratios, and (iv) specified levels of minimum borrowing availability under the Revolving Facility. At June 30, 2004, the Company was in compliance with all of its covenants. In the event of the early termination by the Company of the Financing Agreement, the Financing Agreement provides that the Company will be liable for termination fees of (i) $350,000 if termination occurs between the thirteenth and the twenty-fourth month from the closing date or, (ii) $150,000 if termination occurs after the twenty-fourth month from the closing date. The Company may prepay at any time, in whole or in part, the Term Loan without penalty. The Financing Agreement expires on September 27, 2005. A fee of $125,000 was paid in connection with the new Financing Agreement.

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

On September 15, 2004 the Company and CIT agreed to further amend the Financing Agreement to modify the financial covenants to be consistent with the Company's latest business plan for fiscal 2005.

On June 30, 2004, the Company had $8.0 million of outstanding letters of credit under the Revolving Facility, total availability of approximately $11.6 million under the Amended Financing Agreement, a balance of $9.0 million on the Term Loan and $8.6 million in revolving credit borrowings. At June 30, 2003, the Company had $11.6 million of outstanding letters of credit, total availability of approximately $10.7 million, a balance of $9.4 million on the Term Loan and no revolving credit borrowings.

Factoring Agreement

On September 27, 2002 the Company also entered into a factoring agreement with CIT (the "Factoring Agreement"). The Factoring Agreement provided for a factoring commission equal to 4/10 of 1% of the gross face amount of all accounts factored by CIT, plus certain customary charges. The minimum factoring commission fee per year was $500,000. The Factoring Agreement provided that it would be terminated after eighteen months if there were no events of default under the Factoring Agreement at such time. Once terminated, the Company is required to pay to CIT a collateral management fee equal to $5,000 a month.

Effective March 31, 2004, the Company, S.L. Danielle and CIT agreed to terminate the Factoring Agreements between them. Pursuant to the terms of the original agreement, the Company is now obligated to pay to CIT a collateral management fee of $5,000 a month. Receivables related to sales of Cynthia Steffe product lines continue to be factored. In connection with the termination of those Factoring Agreements, CS Acquisition and CIT entered into an amendment of their Factoring Agreement which provides for a factoring commission equal to 6/10 of 1% of the gross face amount of all accounts factored by CIT up to $10 million ratably declining to a commission between .55% and .45% of the gross amount of the receivables in excess of $10 million. The amended Factoring agreement between CS Acquisition and CIT has a term of twelve months.

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

Interest on the Former Revolving Facility accrued at the greater of (i) 6% or (ii) ½ of 1% above the Prime Rate (6.0% at June 30, 2002) and was payable on a monthly basis, in arrears. Interest on the Former Term Loan accrued at an interest rate equal to the greater of (i) 6.0% or (ii) a rate ranging from ½ of 1% above the Prime Rate to 1½% above the Prime Rate, which interest rate was determined, from time to time, based upon the Company's availability under the Revolving Facility. The interest rate on the Former Term Loan was 6.0% at June 30, 2002.

Future Financing Requirements

At June 30, 2004, the Company had working capital of $17.2 million as compared with working capital of $15.7 million at June 30, 2003. The Company's business plan requires the availability of sufficient cash flow and borrowing capacity to finance its product lines. The Company expects to satisfy such requirements through cash flow from operations and borrowings under its financing agreements. The Company believes that it has adequate resources to meet its needs for the foreseeable future assuming that it meets its business plan and satisfies the covenants set forth in the Financing Agreement.

The foregoing discussion contains forward-looking statements which are based upon current expectations and involve a number of uncertainties, including the Company's ability to maintain its borrowing capabilities under the Financing Agreement, retail market conditions, and consumer acceptance of the Company's products.

Acquisitions

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

The aggregate purchase price was approximately $5.1 million, including cash of $4.4 million, 100,000 shares of common stock of the Company ("Common Stock") valued at $84,000, and stock options to purchase 500,000 shares of Common Stock valued at $384,000 and transaction costs of approximately $250,000. The acquisition was funded by CIT through revolving credit borrowings of $4.6 million. The value of the 100,000 shares of Common Stock was determined based on the average market price of the Common Stock over the 3-day period before and after the date of the acquisition. The 500,000 stock options were granted at the fair market value on the date of the acquisition and were valued using the Black Scholes option pricing model. The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition.

At November 27, 2002
(In thousands)
Current assets	$3,609
Property, plant, and equipment	36
Intangible assets	90
Goodwill	1,437
Total assets acquired	$5,172

Cynthia Steffe Acquisition

On January 2, 2004, Cynthia Steffe Acquisition, LLC ("CS Acquisition"), a newly formed subsidiary of the Company acquired certain assets of the Cynthia Steffe division of LF Brands Marketing, Inc., including inventory and showroom fixtures. The Company also acquired the Cynthia Steffe trademarks from Cynthia Steffe for consideration equal to $1.0 million under a separate agreement. The Cynthia Steffe business designs, arranges for the manufacture of, markets and sells a women's apparel line, under the Cynthia Steffe trademarks. As a result of the acquisition, the Company expects to increase its sales volume through the sale of Cynthia Steffe product lines. The results of Cynthia Steffe's operations have been included in the consolidated financial statements commencing January 2, 2004. The aggregate purchase price was approximately $2.2 million, plus the payment of $0.5 million in satisfaction of certain liabilities, plus transaction fees and related acquisition costs of $0.2 million. The acquisition was initially funded out of borrowings under the Revolving Facility of which $1.2 million was subsequently rolled into the Term Loan.

The following table summarizes the fair values of the assets acquired at the date of acquisition.

At January 2, 2004
(in thousands)
Inventory	$578
Property, plant, and equipment	458
Intangible assets	1,062
Goodwill	820
Total assets acquired	$2,918
Current liabilities	(457)
Net assets acquired	$2,461

Intangible assets include i) $1.0 million related to the Cynthia Steffe trademark, which was determined to be an indefinite lived intangible asset and thus not subject to amortization, and ii) $62,000 related to the sales order backlog which was amortized over the sales period of four months.

The following unaudited pro forma information presents financial information of the Company as though the acquisitions had been completed as of the beginning of the periods set forth below.

	For the Year Ended
	June 30, 2004	June 30, 2003
	(Unaudited)
	(In thousands except per share amounts)
Net revenue	$162,796	$158,344
Net income	3,232	4,350
Basic income per share	$0.12	$0.16
Diluted income per share	$0.11	$0.15

Off–Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements except for inventory purchase orders and letters of credit under the Financing Agreement. See "—Financing Agreement".

Inflation

The Company does not believe that the relatively moderate rates of inflation which recently have been experienced in the United States, where it competes, have had a significant effect on its net revenue or profitability.

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

Foreign Operations

The Company's foreign sourcing operations are subject to various risks of doing business abroad and any substantial disruption of its relationships with its foreign suppliers could adversely affect the

Company's operations. Any material increase in duty levels, material decrease in quota levels or material decrease in available quota allocation could adversely affect the Company's operations. Approximately 90% of the products sold by the Company in fiscal 2004 were manufactured in Asia.

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

Revenue Recognition – The Company recognizes sales upon shipment of products to customers since title and risk of loss passes upon shipment. Provisions for estimated uncollectible accounts, discounts and returns and allowances are provided when sales are recorded based upon historical experience and current trends. While such amounts have been within expectations and the provisions established, the Company cannot guarantee that it will continue to experience the same rates as in the past.

Accounts Receivable – Accounts Receivable are net of allowances and anticipated discounts. An allowance for doubtful accounts is determined through analysis of the aging of accounts receivable at the date of the financial statements, assessments of collectibility based on historic trends and an evaluation of the impact of economic conditions. This amount is not significant primarily due to the Company's history of minimal bad debts and the factoring agreement. An allowance for discounts is based on those discounts relating to open invoices where trade discounts have been extended to customers. Costs associated with potential returns of products as well as allowable customer markdowns and operational charge backs, net of expected recoveries, are included as a reduction to net revenue and are part of the provision for allowances included in Accounts Receivable. These provisions result from seasonal negotiations as well as historic deduction trends, net expected recoveries and the evaluation of current market conditions. Account Receivable reserves were $1.2 million and $0.9 million at June 30, 2004 and 2003, respectively.

Inventories – Inventory is stated at the lower of cost or market, cost being determined on the first-in, first-out method. Reserves for slow moving and aged merchandise are provided based on historical experience and current product demand. Inventory reserves were $0.8 million and $0.7 million at June 30, 2004 and 2003, respectively. The increase in inventory reserves was due to an increase in slow moving and aged merchandise as compared to last year. Inventory reserves are based upon the level of excess and aged inventory and the Company's estimated recoveries on the sale of the inventory. While markdowns have been within expectations and the provisions established, the Company cannot guarantee that it will continue to experience the same level of markdowns as in the past.

Valuation of Long-Lived Assets and Goodwill – The Company periodically reviews the carrying value of its long-lived assets for continued appropriateness. This review is based upon projections of anticipated future undiscounted cash flows. While the Company believes that its estimates of future cash flows are reasonable, different assumptions regarding such cash flows could materially affect evaluations. The Company evaluates goodwill whenever events and changes in circumstances suggest that the carrying amount may not be recoverable from its estimated future cash flows. To the extent these future projections or the Company's strategies change, the conclusion regarding impairment may differ from the current estimates.

Income Taxes – The Company's results of operations have generated a federal tax net operating loss ("NOL") carryforward of approximately $93 million as of June 30, 2004. Generally accepted accounting principles require that the Company record a valuation allowance against the deferred tax asset associated with this NOL if it is "more likely than not" that the Company will not be able to utilize it to offset future taxes. As of June 30, 2004, based upon its evaluation of the Company's historical and projected results of operations, the current business environment and the magnitude of the NOL, the Company recorded a full valuation allowance on its deferred tax assets including NOL's. The provision for income taxes primarily relates to federal alternative minimum taxes (AMT) and state and local taxes. It is possible, however, that the Company could be profitable in the future at levels which cause management to conclude that it is more likely than not that the Company will realize all or a portion of the NOL carryforward. Upon reaching such a conclusion, the Company would record the estimated net realizable value of the deferred tax asset at that time and would then provide for income taxes at a rate equal to its combined federal and state effective rates. Subsequent revisions to the estimated net realizable value of the deferred tax asset could cause the Company's provision for income taxes to vary from period to period, although its cash tax payments would remain unaffected until the benefit of the NOL is utilized.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk – The Company is subject to market risk from exposure to changes in interest rates based primarily on its financing activities. The market risk inherent in the financial instruments represents the potential loss in earnings or cash flows arising from adverse changes in interest rates. These debt obligations with interest rates tied to the prime rate are described in "Liquidity and Capital Resources", as well as Note 6 of the Notes to the Consolidated Financial Statements. The Company manages these exposures through regular operating and financing activities. The Company has not entered into any derivative financial instruments for hedging or other purposes. The following quantitative disclosures are based on the prevailing prime rate. These quantitative disclosures do not represent the maximum possible loss or any expected loss that may occur, since actual results may differ from these estimates.

At June 30, 2004 and 2003, the carrying amounts of the Company's revolving credit borrowings and term loan approximated fair value. As of June 30, 2004, the Company's revolving credit borrowings bore interest at 4.5% and the term loan bore interest at 5.0%. As of June 30, 2004, a hypothetical immediate 10% adverse change in prime interest rates relating to the Company's revolving credit borrowings and term loan would have a $0.1 million unfavorable impact on its earnings and cash flows over a one-year period.

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

Each fiscal quarter the Company carries out an evaluation, under the supervision and with the participation of the Company's management, including Company's Chairwoman and Chief Executive Officer along with the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon the foregoing, the Company's Chairwoman and Chief Executive Officer along with the Company's Chief Financial Officer, concluded that, as of June 30, 2004, the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's Exchange Act reports.

During the fiscal year ended June 30, 2004, there has been no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.    Other Information

None

PART III

Item 10.    Directors and Executive Officers of the Registrant.

Information with respect to the executive officers of the Company is set forth in Part I of this Annual Report on Form 10-K.

Information with respect to the directors of the Company is incorporated by reference to the information to be set forth under the heading "Election of Directors" in the Company's definitive proxy statement relating to its 2004 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A (the "2004 Proxy Statement").

Item 11.    Executive Compensation.

Information called for by Item 11 is incorporated by reference to the information to be set forth under the heading "Executive Compensation" in the Company's 2004 Proxy Statement.

Item 12.    Security Ownership of Certain Beneficial Owners and Management.

Information called for by Item 12 is incorporated by reference to the information to be set forth under the heading "Security Ownership of Certain Beneficial Owners and Management" in the Company's 2004 Proxy Statement.

Information with respect to securities authorized for issuance under equity compensation plans is incorporated by reference to the information to be set forth under the heading "Compensation Program Components" in the Company's 2004 Proxy Statement.

Item 13.    Certain Relationships and Related Transactions.

Information called for by Item 13 is incorporated by reference to the information to be set forth under the headings "Executive Compensation" and "Certain Transactions" in the Company's 2004 Proxy Statement.

Item 14.    Principal Accounting Fees and Services.

Information called for by Item 14 is incorporated by reference to the information to be set forth under the headings "Report of the Audit Committee" and "Auditors" in the Company's 2004 Proxy Statement.

PART IV

Item 15.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)	Financial Statements and Financial Statement Schedule: See List of Financial Statements and Financial Statement Schedule on page F-1.

(b)	The Company did not file any reports on form 8-K during the last quarter of its fiscal year ended June 30, 2004.

(c)	Exhibits

3.1	Restated Certificate of Incorporation (the "Restated Certificate") of the Company (incorporated by reference to Exhibit 3.1 of the Company's Registration Statement on Form S-1, Registration No. 33-5954 (the "1986 Registration Statement")).

3.2	Amendment dated November 18, 1987 to the Restated Certificate (incorporated by reference to Exhibit 3.11 of the Company's Registration Statement on Form S-2, Registration No. 33-63317 (the "1995 Registration Statement")).

3.3	Amendment dated November 15, 1995 to the Restated Certificate (incorporated by reference to Exhibit 3.12 of Amendment No. 1 to the 1995 Registration Statement).

3.4	Amendment dated December 9, 1998 to the Restated Certificate (incorporated by reference to Exhibit 3.13 of the Company's Form 10-K for the year ended June 30, 1998 (the "1998 Form 10-K")).

3.5	By-Laws of the Company, as amended (incorporated by reference to exhibit 3.1 of the Company's Form 10-Q for the quarter ended December 31, 1987).

3.6	Amendment dated September 13, 1994 to the By-Laws (incorporated by reference to Exhibit 10.105 of the Company's Form 10-Q for the quarter ended September 30, 1994).

†10.77	1998 Stock Option Plan, as amended by Amendment No.1 thereto including form of related stock option agreement (incorporated by reference to Exhibit A and Exhibit B of the Company's Proxy Statement filed with the Commission on October 17, 2000).

10.81	Collective Bargaining Agreement between the Company and Amalgamated Workers Union, Local 8 effective as of September 24, 1999 (incorporated by reference to Exhibit 10.81 of the Company's Form 10-K for the year ended June 30, 1999 (the "1999 Form 10-K")).

10.82	Lease between the Company and Adler Realty Company, dated June 1, 1999 with respect to the Company's executive offices and showroom at 530 Seventh Avenue, New York City (incorporated by reference to Exhibit 10.82 of the 1999 Form 10-K).

10.84	Lease between the Company and Kaufman Eighth Avenue Associates, dated September 11, 1999 with respect to the Company's technical support facilities at 519 Eighth Avenue, New York City (incorporated by reference to Exhibit 10.84 of the Company's Form 10-K for the year ended June 30, 2000 (the "2000 Form 10-K")).

10.87	Employment Agreement dated January 10, 2001 between the Company and Nicholas DiPaolo (incorporated by reference to Exhibit 10.87 of the Company's Form 10-Q for the quarter ended December 31, 2000).

10.90	Lease modification agreement between the Company and Hartz Mountain Industries, Inc., dated August 30, 1999 with respect to the Company's distribution and office facilities in Secaucus, NJ. (incorporated by reference to Exhibit 10.90 of the Company's Form 10-K for the year ended June 30, 2001 (the "2001 Form 10-K")).

10.91	Employment Agreement dated June 1, 2001 between the Company and Gregory Mongno. (incorporated by reference to Exhibit 10.91 of the 2001 Form 10-K).

10.100	Financing Agreement between the Company and CIT/Commercial Services, Inc., as Agent, dated September 27, 2002. (incorporated by reference to Exhibit 10.100 of the 2002 Form 10-K).

10.101	Factoring Agreement between the Company and CIT/Commercial Services, Inc., dated September 27, 2002. (incorporated by reference to Exhibit 10.101 of the 2002 Form 10-K).

10.102	Joinder and Amendment No. 1 to Financing Agreement by and among the Company, S.L. Danielle and The CIT Group/Commercial Services, Inc., as agent, dated November 27, 2002. (incorporated by reference to Exhibit 10.102 of the Company's Form 10-Q for the quarter ended December 31, 2002).

10.103	Amendment No. 1 to Factoring Agreement between the Company and The CIT Group/Commercial Services, Inc., dated November 27, 2002. (incorporated by reference to Exhibit 10.103 of the Company's Form 10-Q for the quarter ended December 31, 2002).

10.104	Factoring Agreement between S.L. Danielle and The CIT Group/Commercial Services, Inc., dated November 27, 2002. (incorporated by reference to Exhibit 10.104 of the Company's Form 10-Q for the quarter ended December 31, 2002).

10.105	Asset Purchase Agreement between S.L. Danielle and S.L. Danielle, Inc., dated November 27, 2002. (incorporated by reference to Exhibit 10.105 of the Company's Form 10-Q for the quarter ended December 31, 2002).

10.106	Joinder and Amendment No. 2 to Financing Agreement by and among the Company, S.L. Danielle, Cynthia Steffe Acquisition, LLC and The CIT Group/Commercial Services, Inc., as agent, dated January 30, 2004. (incorporated by reference to Exhibit 10.106 of the Company's Form 10-Q for the quarter ended December 31, 2003).

10.107	Amendment No. 2 to Factoring Agreement between the Company and The CIT Group/Commercial Services, Inc., dated January 30, 2004. (incorporated by reference to Exhibit 10.107 of the Company's Form 10-Q for the quarter ended December 31, 2003).

10.108	Amendment No. 1 to Factoring Agreement between S.L. Danielle and The CIT Group/Commercial Services, Inc., dated January 30, 2004. (incorporated by reference to Exhibit 10.108 of the Company's Form 10-Q for the quarter ended December 31, 2003).

10.109	Factoring Agreement between Cynthia Steffe Acquisition, LLC and The CIT Group/Commercial Services, Inc., dated January 15, 2004. (incorporated by reference to Exhibit 10.109 of the Company's Form 10-Q for the quarter ended December 31, 2003).

10.110	Amendment to Employment Agreement between the Company and Gregory Mongo, dated October 15, 2003. (incorporated by reference to Exhibit 10.110 of the Company's Form 10-Q for the quarter ended December 31, 2003).

10.111	Amendment to Employment Agreement between Nicholas DiPaolo and Bernard Chaus, Inc., effective as of December 1, 2003. (incorporated by reference to Exhibit 10.111 of the Company's Form 10-Q for the quarter ended March 31, 2004).

10.112	Notice of Defactoring among Bernard Chaus, Inc., S.L. Danielle Acquisition, LLC and the CIT Group/Commercial Services, Inc., dated March 31, 2004. (incorporated by reference to Exhibit 10.112 of the Company's Form 10-Q for the quarter ended March 31, 2004).

10.113	Amendment No. 1 to Factoring Agreement between Cynthia Steffe Acquisition LLC and the CIT Group/Commercial Services, Inc., dated April1, 2004. (incorporated by reference to Exhibit 10.113 of the Company's Form 10-Q for the quarter ended March 31, 2004).

*10.114	Amendment No. 3 to Financing Agreement among the Company, S.L. Danielle, Cynthia Steffe Acquisition, LLC and the CIT Group/Commercial Services, Inc. as agent, dated September 15, 2004.

*21	List of Subsidiaries of the Company.

*23	Consent of Deloitte & Touche LLP.

*31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Josephine Chaus.

*31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Barton Heminover.

*32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Josephine Chaus.

*32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Barton Heminover.

†	Management agreement or compensatory plan or arrangement required to be filed as an exhibit.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BERNARD CHAUS, INC.
By: /s/ Josephine Chaus
Josephine Chaus Chairwoman of the Board and Chief Executive Officer
Date: September 27, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Josephine Chaus	Chairwoman of the Board and Chief Executive Officer	September 23, 2004

Josephine Chaus

/s/ Nicholas DiPaolo	Vice Chairman of the Board and Chief Operating Officer	September 23, 2004

Nicholas DiPaolo

/s/ Barton Heminover	Chief Financial Officer	September 23, 2004

Barton Heminover

/s/ Philip G. Barach	Director	September 23, 2004

Philip G. Barach

/s/ S. Lee Kling	Director	September 23, 2004

S. Lee Kling

/s/ Harvey M. Krueger	Director	September 23, 2004

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Bernard Chaus, Inc.
New York, New York

We have audited the accompanying consolidated balance sheets of Bernard Chaus, Inc. and subsidiaries as of June 30, 2004 and June 30, 2003 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended June 30, 2004. Our audits also included the financial statement schedule listed in the Index at item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Bernard Chaus, Inc. and subsidiaries at June 30, 2004 and June 30, 2003, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2004 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/S/ Deloitte & Touche LLP

Parsippany, New Jersey
September 28, 2004

BERNARD CHAUS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except number of shares and per share amounts)

	June 30, 2004	June 30, 2003
Assets
Current Assets
Cash and cash equivalents	$137	$2,650
Accounts receivable – net	28,803	19,996
Inventories – net	8,673	10,696
Prepaid expenses and other current assets	952	719
Total current assets	38,565	34,061
Fixed assets – net	4,212	3,792
Other assets – net	342	599
Trademarks	1,000	—
Goodwill	2,257	1,395
Total assets	$46,376	$39,847
Liabilities and Stockholders' Equity
Current Liabilities
Revolving credit borrowings	$8,563	$—
Accounts payable	7,913	12,747
Accrued expenses	3,198	3,599
Term loan – current	1,700	1,500
Total current liabilities	21,374	17,846
Term loan	7,325	7,875
Long term liabilities	897	1,017
Deferred income taxes	81	—
Total liabilities	29,677	26,738
Commitments and Contingencies (Notes 6, 9, and 12)
Stockholders' Equity
Preferred stock, $.01 par value, authorized shares – 1,000,000; outstanding shares – none	—	—
Common stock, $.01 par value, authorized shares – 50,000,000;	280	274
issued shares – 27,979,359 at June 30, 2004 and 27,384,358 at June 30, 2003
Additional paid-in capital	126,234	125,943
Deficit	(108,030)	(111,134)
Accumulated other comprehensive loss	(305)	(494)
Less: Treasury stock at cost – 62,270 shares at June 30, 2004 and 2003	(1,480)	(1,480)
Total stockholders' equity	16,699	13,109
Total liabilities and stockholders' equity	$46,376	$39,847

See accompanying notes to consolidated financial statements.

BERNARD CHAUS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except number of shares and per share amounts)

	Fiscal Year Ended June 30,
	2004	2003	2002
Net revenue	$157,107	$140,225	$145,769
Cost of goods sold	117,451	104,398	116,951
Gross profit	39,656	35,827	28,818
Selling, general and administrative expenses	34,894	29,634	30,130
Income (loss) from operations	4,762	6,193	(1,312)
Other income	—	—	(193)
Interest expense, net	1,355	1,091	2,049
Income (loss) before income tax provision (benefit)	3,407	5,102	(3,168)
Income tax provision (benefit)	303	425	(944)
Net income (loss)	$3,104	$4,677	$(2,224)
Basic earnings (loss) per share	$0.11	$0.17	$(0.08)
Diluted earnings (loss) per share	$0.10	$0.16	$(0.08)
Weighted average number of common shares outstanding – basic	27,504,000	27,384,000	27,216,000
Weighted average number of common and common equivalent shares outstanding – diluted	30,490,000	29,912,000	27,216,000

See accompanying notes to consolidated financial statements.

BERNARD CHAUS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except number of shares)

	Common Stock				Treasury Stock
	Number of Shares	Amount	Additional Paid-in Capital	(Deficit)	Number of Shares	Amount	Accumulated Other Comprehensive Loss	Total
Balance at July 1, 2001	27,278,258	$273	$125,473	($113,587)	62,270	($1,480)	—	$10,679
Minimum pension liability adjustment	—	—	—	—	—	—	(242)	(242)
Net loss	—	—	—	(2,224)	—	—	—	(2,224)
Comprehensive loss								(2,466)
Balance at June 30, 2002	27,278,258	273	125,473	(115,811)	62,270	(1,480)	(242)	8,213
Issuance of common stock upon exercise of stock options	6,100	—	3	—	—	—	—	3
Common stock and stock options issued for acquisition	100,000	1	467	—	—	—	—	468
Minimum pension liability adjustment	—	—	—	—	—	—	(252)	(252)
Net income	—	—	—	4,677	—	—	—	4,677
Comprehensive income								4,425
Balance at June 30, 2003	27,384,358	274	125,943	(111,134)	62,270	(1,480)	(494)	13,109
Issuance of common stock upon exercise of stock options	595,001	6	291	—	—	—	—	297
Minimum pension liability adjustment	—	—	—	—	—	—	189	189
Net income	—	—	—	3,104	—	—	—	3,104
Comprehensive income								3,293
Balance at June 30, 2004	27,979,359	$280	$126,234	($108,030)	62,270	($1,480)	($305)	$16,699

See accompanying notes to consolidated financial statements

BERNARD CHAUS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended June 30,
	2004	2003	2002
Operating Activities
Net income (loss)	$3,104	$4,677	$(2,224)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,273	1,580	1,608
Loss on disposal of other assets	—	244	—
Provision for losses on accounts receivable	180	(260)	75
Changes in operating assets and liabilities:
Accounts receivable	(8,987)	2,268	3,027
Inventories	2,601	(455)	5,532
Prepaid expenses and other current assets	(176)	405	(360)
Accounts payable	(4,834)	2,998	(3,767)
Accrued expenses and long term liabilities	(251)	726	(680)
Net Cash (Used In) Provided By Operating Activities	(7,090)	12,183	3,211
Investing Activities
Acquisition of business	(2,960)	(4,662)	—
Purchases of fixed assets	(973)	(308)	(392)
Purchases of other assets	—	—	(419)
Net Cash Used In Investing Activities	(3,933)	(4,970)	(811)
Financing Activities
Net borrowings (repayments) of short-term bank borrowings	8,563	(3,591)	(1,433)
Principal payments on term loans	(1,550)	(11,625)	(1,000)
Borrowings on term loans	1,200	10,500	—
Net proceeds from issuance of stock	297	3	—
Net Cash Provided By (Used In) Financing Activities	8,510	(4,713)	(2,433)
(Decrease) Increase in Cash and Cash Equivalents	(2,513)	2,500	(33)
Cash, Beginning of Year	2,650	150	183
Cash, End of Year	$137	$2,650	$150
Cash paid for:
Taxes	$283	$313	$23
Interest	$1,222	$964	$1,767

See accompanying notes to consolidated financial statements.

BERNARD CHAUS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2004, 2003 AND 2002

1.	Business

Bernard Chaus, Inc. (the "Company" or "Chaus") designs, arranges for the manufacture of and markets an extensive range of women's career and casual sportswear principally under the JOSEPHINE CHAUS® COLLECTION, JOSEPHINE CHAUS® SPORT, CHAUS®, and CYNTHIA STEFFE® trademarks and under private label brand names. The Company's products are sold nationwide through department store chains, specialty retailers and other retail outlets. The Company has positioned its JOSEPHINE CHAUS product line into the opening price points of the "better" category. In December 2002, the Company acquired certain assets of S.L. Danielle Inc. ("SL Danielle"). SL Danielle designs, arranges for the manufacture of and markets women's moderately priced private label clothing. In January 2004, the Company acquired certain assets of the Cynthia Steffe division of LF Brands Marketing, Inc. ("Cynthia Steffe"). Cynthia Steffe designs, arranges for the manufacture of, markets and sells an upscale modern women's apparel line, under the Cynthia Steffe trademarks.

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

Revenue Recognition:

The Company recognizes revenue upon shipment of products to customers since title and risk of loss passes upon shipment. Provisions for estimated uncollectible accounts, discounts and returns and allowances are provided when sales are recorded based upon historical experience and current trends. While such amounts have been within expectations and the provisions established, the Company cannot guarantee that it will continue to experience the same rates as in the past. Design revenue is recognized when designs are manufactured and shipped.

Credit Terms:

Through March 31, 2004, the Company extended credit to the majority of its customers through a factoring agreement with The CIT Group/Commercial Services, Inc. ("CIT"). Under the factoring arrangement, the Company receives payment from CIT only after CIT has been paid by the Company's customers. CIT assumes only the risk of the Company's customers' insolvency. All other receivable risks are retained by the Company, including, but not limited to, allowable customer markdowns, operational chargebacks, disputes, discounts, and returns. Effective March 31, 2004, the Company, the Company's SL Danielle subsidiary and CIT agreed to terminate the Factoring Agreements between them. In connection with the termination of those Factoring Agreements, the Company's Cynthia Steffe Acquisition subsidiary and CIT entered into an amendment of their Factoring Agreement revising only the factoring commission. Receivables related to sales of Cynthia Steffe product lines continue to be factored. At March 31, 2004, approximately 98% of the Company's accounts receivable were being serviced by CIT under the factoring arrangement. Effective April 1, 2004 the Company extends credit to its customers, other than customers of CS Acquisition based upon an evaluation of the customer's financial condition and credit history.

At June 30, 2004, approximately 95% of the Company's accounts receivable was non factored. At June 30, 2004 and 2003, approximately 77 % and 72 % respectively, of the Company's accounts receivable were due from customers owned by three single corporate entities. During fiscal 2004, approximately 70% of the Company's net revenue was from three corporate entities – Dillard's Department Stores 35%, TJX Companies 22%, and Sam's Club 13%. During fiscal 2003 approximately 73% of the Company's net revenue was from three corporate entities – Dillard's Department Stores 40%, TJX Companies 23% and May Department Stores 10%. During fiscal 2002 approximately 70% of the Company's net revenue was from three corporate entities – Dillards Department Stores 34%, TJX Companies 18% and May Department Stores 18%. As a result of the Company's dependence on its major customers, such customers may have the ability to influence the Company's business decisions. The loss of or significant decrease in business from any of its major customers could have a material adverse effect on the Company's financial position and results of operations. In addition, the Company's ability to achieve growth in revenues is dependent, in part, on its ability to identify new distribution channels.

Accounts Receivable:

Accounts Receivable are net of allowances and anticipated discounts. An allowance for doubtful accounts is determined through analysis of the aging of accounts receivable at the date of the financial statements, assessments of collectibility based on historic trends and an evaluation of the impact of economic conditions. This amount is not significant primarily due to the Company's history of minimal bad debts and the factoring agreement. An allowance for discounts is based on those discounts relating to open invoices where trade discounts have been extended to customers. Costs associated with potential returns of products as well as allowable customer markdowns and operational charge backs, net of expected recoveries, are included as a reduction to net revenue and are part of the provision for allowances included in Accounts Receivable. These provisions result from seasonal negotiations as well as historic deduction trends, net expected recoveries and the evaluation of current market conditions. As of June 30, 2004 and June 30, 2003, Accounts Receivable was net of allowances of $1.2 million and $0.9 million, respectively.

Inventories:

Inventories are stated at the lower of cost or market, cost being determined on the first-in, first-out method. Reserves for slow moving and aged merchandise are provided based on historical experience and current product demand. Inventory reserves were $0.8 million at June 30, 2004, and $0.7 million at June 30, 2003. Inventory reserves are based upon the level of excess and aged inventory and the Company's estimated recoveries on the sale of the inventory. While markdowns have been within expectations and the provisions established, the Company cannot guarantee that it will continue to experience the same level of markdowns as in the past.

Cost of goods sold:

Cost of goods sold includes the costs incurred to acquire and produce inventory for sale, including product costs, freight-in, duty costs, commission cost and provisions for inventory losses.

Cash and Cash Equivalents:

All highly liquid investments with an original maturity of three months or less at the date of purchase are classified as cash equivalents.

Goodwill and Trademarks

Goodwill represents the excess of purchase price over the fair value of net assets acquired in business combinations accounted for under the purchase method of accounting. Trademarks relate to the Cynthia Steffe trademarks and were determined to have an indefinite life. Pursuant to the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets" the Company does not amortize assets with indefinite lives and conducts impairment testing annually in the fourth quarter of each fiscal year, or sooner if circumstances require. No amortization expense related to goodwill and trademarks has been recorded for the fiscal years ended June 30, 2004, 2003, and 2002.

Long-Lived Assets

The Company reviews certain long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. In that regard, the Company assesses the recoverability of such assets based upon estimated non-discounted cash flow forecasts. As of June 30, 2004, no impairments of long-lived assets have been recognized.

Income Taxes:

The Company accounts for income taxes under the asset and liability method in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes. Deferred income taxes reflect the future tax consequences of differences between the tax bases of assets and liabilities and their financial reporting amounts at year-end. The Company periodically reviews its historical and projected taxable income and considers available information and evidence to determine if it is more likely than not that a portion of the deferred tax assets will be realized. A valuation allowance is established to reduce the deferred tax assets to the amount that is more likely than not to be realized. As of June 30, 2004 and 2003, based upon its evaluation, the Company recorded a full valuation allowance on its deferred tax assets. See Note 5. If the Company determines that a portion of the deferred tax assets will be realized in the future, a portion of the valuation allowance will be reduced and the Company will provide for income tax expense (benefit) in its Statement of Operations at its estimated effective tax rate.

Stock-based Compensation:

The Company has a Stock Option Plan and accounts for the plan under the recognition and measurement principles of APB 25, "Accounting for Stock Issued to Employees", and related interpretations. Under this method, compensation cost is the excess, if any, of the quoted market price of the stock at the grant date or other measurement date over the amount an employee must pay to acquire the stock. No stock-based employee compensation cost is reflected in the statement of operations, as options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. Had compensation costs for the Company's stock option grants been determined based on the fair value at the grant dates for awards under these plans in accordance with SFAS No. 123, the Company's net income (loss) and earnings (loss) per share would have been reduced to the pro forma amounts as follows (Dollars in thousands, except share data):

	For the Year Ended
	June 30, 2004	June 30, 2003	June 30, 2002
Net income (loss), as reported	$3,104	$4,677	$(2,224)

Deduct: Total stock-based employee compensation expense determined under fair value based method, net of tax effects	(300)	(549)	(900)
Proforma net income (loss)	$2,804	$4,128	$(3,124)

Earnings (loss) per share:
Basic-as reported	$0.11	$0.17	$(0.08)
Basic-proforma	$0.10	$0.15	$(0.12)

Diluted-as reported	$0.10	$0.16	$(0.08)
Diluted-proforma	$0.09	$0.14	$(0.12)

The following assumptions were used in the Black Scholes option pricing model that was utilized to determine stock-based employee compensation expense under the fair value based method:

	For the Year Ended June 30, 2004	For the Year Ended June 30, 2003	For the Year Ended June 30, 2002
Weighted average fair value of stock options granted	$0.84	$0.74	$0.42
Risk-free interest rate	4.24%	3.92%	3.36%
Expected dividend yield	0%	0%	0%
Expected life of options	10.0 years	5.5 years	2.5 years
Expected volatility	87%	188%	181%

Earnings Per Share:

Basic earnings (loss) per share has been computed by dividing the applicable net income (loss) by the weighted average number of common shares outstanding. Diluted earnings per share has been computed for the years end June 30, 2004 and 2003 by dividing the applicable net income by the weighted average number of common shares outstanding and common share equivalents. Potentially dilutive shares of 651,357 were not included in the calculation of diluted loss per share for the year ended June 30, 2002, as their inclusion would have been antidilutive.

	For the Year Ended
Denominator for earnings (loss) per share (in millions):	June 30, 2004	June 30, 2003	June 30, 2002
Denominator for basic earnings per share weighted-average shares outstanding	27.5	27.4	27.2
Assumed exercise of potential common shares	3.0	2.5	—
Denominator for diluted earnings per share	30.5	29.9	27.2

Advertising Expense:

Advertising costs are expensed when incurred. Advertising expenses of $0.4 million, $0.3 million and $0.7 million, were included in selling, general and administrative expenses for the years ended June 30, 2004, 2003 and 2002 respectively.

Shipping and handling costs:

Shipping and handling costs are included as a component of selling, general, & administrative expenses in the Consolidated Statements of Operations. In fiscal years 2004, 2003, and 2002 shipping and handling costs approximated $0.7 million, $0.4 million, and $0.5 million, respectively.

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

Other Assets:

Other assets primarily consist of security deposits for real estate leases.

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

Deferred Rent Obligations:

The Company accounts for rent expense under noncancelable operating leases with scheduled rent increases on a straight-line basis over the lease term. The excess of straight-line rent expense over scheduled payment amounts is recorded as a deferred liability. Deferred rent obligations amounted to $0.5 million at June 30, 2004 and 2003.

Other Comprehensive Income (Loss):

Other comprehensive income (loss) is reflected in the consolidated statements of stockholders' equity. Other comprehensive income reflects adjustments for minimum pension liability.

Reclassifications:

Certain reclassifications have been made to conform to the current period presentation.

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

3.	Inventories — net

	June 30, 2004	June 30, 2003
	(In thousands)
Raw materials	$1,275	$698
Work-in-process	283	140
Finished goods	7,885	10,597
Inventory reserves	(770)	(739)
Total	$8,673	$10,696

Inventories are stated at the lower of cost, using the first-in first-out (FIFO) method, or market. Included in inventories is merchandise in transit of approximately $5.2 million at June 30, 2004 and $8.9 million at June 30, 2003.

4.	Fixed Assets

	June 30, 2004	June 30, 2003
	(In thousands)
Furniture, equipment, computer hardware and software	$14,350	$13,388
Leasehold improvements	10,494	10,025
	24,844	23,413
Less: accumulated depreciation and amortization	20,632	19,621
	$4,212	$3,792

5.	Income Taxes

The following are the major components of the provision (benefit) for income taxes (In thousands):

	Fiscal Year Ended June 30,
	2004	2003	2002
Current:
Federal	$72	$88	$(974)
State	150	337	30
	$222	$425	$(944)

Deferred:
Federal	$63	$—	$—
State	18	—	—
	$303	$425	$(944)

Significant components of the Company's net deferred tax assets and deferred tax liabilities are as follows:

	June 30, 2004	June 30, 2003
	(In thousands)
Deferred tax assets:
Net federal, state and local operating loss carryforwards	$38,300	$40,700
Costs capitalized to inventory for tax purposes	400	600
Inventory valuation	400	200
Excess of book over tax depreciation	2,200	2,300
Sales allowances not currently deductible	700	650
Reserves and other items not currently deductible	800	850
	42,800	45,300
Less: valuation allowance for deferred tax assets	(42,800)	(45,300)
Net deferred tax asset	$—	$—

	June 30, 2004	June 30, 2003
	(In thousands)
Deferred tax liability:
Deferred tax liability related to indefinite lived intangibles	$(81)	$—

The Company accounts for income taxes under the asset and liability method in accordance with SFAS No. 109, Accounting for Income Taxes. Deferred income taxes reflect the future tax consequences of differences between the tax bases of assets and liabilities and their financial reporting amounts at year-end. The Company periodically reviews its historical and projected taxable income and considers available information and evidence to determine if it is more likely than not that a portion of the deferred tax assets will be realized. A valuation allowance is established to reduce the deferred tax assets to the amount that is more likely than not to be realized. As of June 30, 2004 and 2003, based upon its evaluation of historical and projected results of operation and the current business environment, the Company recorded a full valuation allowance on its deferred tax assets. In fiscal 2004, the valuation allowance was reduced by $2.5 million to $42.8 million at June 30, 2004 from $45.3 million at June 30, 2003 to reflect the utilization of NOL's to offset taxes otherwise payable on current taxable income. If the Company determines that it is more likely than not that a portion of the deferred tax assets will be realized in the future, that portion of the valuation allowance will be reduced with a corresponding decrease in income tax expense. At such time that the valuation allowance is eliminated and the Company has operating income, the Company will provide for income tax expense in its Statement of Operations at its estimated effective tax rate.

The Company has provided a deferred tax liability in the amount of $81,000 on the temporary differences associated with its indefinite-lived intangibles. Under SFAS 142, the timing of the reversal of this liability is indefinite and cannot be offset by the Company's net operating loss carryforwards. The Company's indefinite lived intangibles are not amortized for book purposes. As the Company continues to amortize these intangible assets for tax purposes, it will provide a deferred tax liability on the temporary difference. The temporary difference will not reverse until such time as the assets are impaired or sold. There were no sales or impairments during the year ended June 30, 2004.

At June 30, 2004, the Company has a federal net operating loss carryforward for income tax purposes of approximately $93.0 million, which will expire between fiscal 2010 and 2023.

	Fiscal Year Ended June 30,
	2004	2003	2002
	(In thousands)
Expense (benefit) for federal income taxes at the statutory rate of 35.0%	$1,193	$1,786	$(1,109)
State and local taxes net of federal benefit	207	219	—
Other	116	40	472
Effects of elimination of tax liabilities no longer required	—	—	(747)
Effects of unrecognized federal tax loss carryforwards	—	—	667
Effects of tax loss carryforwards	(1,213)	(1,620)	(227)
Provision (benefit) for income taxes	$303	$425	$(944)

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

At the option of the Company, the Revolving Facility and the Term Loan each may bear interest either at the JP Morgan Chase Bank Rate ("Prime Rate") or the London Interbank Offered Rate ("LIBOR"). If the Company chooses the Prime Rate, the interest (i) on the Revolving Facility accrues at a rate of ½ of 1% above the Prime Rate (ii) on the Term Loan accrues at a rate of 1% above the Prime Rate.. If the Company choosesLIBOR, the interest (i) on the Revolving Facility accrues at a rate of 3¼% above LIBOR (ii) on the Term Loan accrues at a rate of 3¾% above Libor. From the inception of the financing agreement through June 30, 2004, the Company has elected the Prime Rate option. The interest rate as of June 30, 2004 on the Revolving Facility was 4.50% and on the Term Loan was 5.00%.

On September 27, 2002, the Company borrowed $18.3 million under the Revolving Facility and $10.5 million under the Term Loan. These borrowings were used to pay off the balances under the Former Financing Agreement of $18.3 million and the Former Term Loan of $10.5 million and for working capital purposes. Commencing October 1, 2002, amortization payments in the amount of $375,000 increased to $425,000 by the January 2004 amendment to the Financing Agreement described below are payable quarterly in arrears in connection with the Term Loan. A balloon payment of $6.9 million is due on September 27, 2005 under the Term Loan. The Company's obligations under the Financing Agreement are secured by a first priority lien on substantially all of the Company's assets, including the Company's accounts receivable, inventory, intangibles, equipment, and trademarks, and a pledge of the Company's equity interest in its subsidiaries.

The Financing Agreement contains numerous financial and operational covenants, including limitations on additional indebtedness, liens, dividends, stock repurchases and capital expenditures. In addition, the Company is required to maintain (i) specified levels of tangible net worth, (ii) certain fixed charge coverage ratios, (iii) certain leverage ratios, and (iv) specified levels of minimum borrowing availability under the Revolving Facility. At June 30, 2004, the Company was in compliance with all of its covenants. In the event of the early termination by the Company of the Financing Agreement, the Financing Agreement provides that the Company will be liable for termination fees of (i) $350,000 if termination occurs between the thirteenth and the twenty-fourth month from the closing date or, (ii) $150,000 if termination occurs after the twenty-fourth month from the closing date. The Company may prepay at any time, in whole or in part, the Term Loan without penalty. The Financing Agreement expires on September 27, 2005. A fee of $125,000 was paid in connection with the new Financing Agreement.

On November 27, 2002, the Company and CIT agreed to an amendment to the Financing Agreement in order to facilitate the S.L. Danielle acquisition discussed in Note 7. The Company and CIT agreed to add the Company's newly formed wholly-owned subsidiary, S.L. Danielle Acquisition, LLC (the "Additional Borrower"), as a co-borrower under the Financing Agreement and related Factoring Agreement. Accordingly, the Company and CIT (i) amended the Financing Agreement pursuant to a joinder agreement, which also constitutes Amendment No. 1 to the Financing Agreement (the "Amended Financing Agreement") and (ii) entered into a new factoring agreement with the Additional Borrower, to add the Additional Borrower as a co-borrower. The Company's and the Additional Borrower's obligations under the Amended Financing Agreement are secured by a first priority lien on substantially all of the Company's and the Additional Borrower's assets, including the Company's and the Additional Borrower's accounts receivable, inventory, intangibles, equipment, and trademarks and a pledge of the Company's stock interest and membership interest in the Company's subsidiaries, including the Additional Borrower.

On January 30, 2004, the Company and CIT agreed to an amendment to the Financing Agreement in order to facilitate the Cynthia Steffe acquisition discussed in Note 7. The Company and CIT agreed to add the Company's wholly-owned subsidiary, Cynthia Steffe Acquisition, LLC ("CS Acquisition") as a co-borrower under the Financing Agreement and related Factoring Agreement. Accordingly, the Company and CIT (i) amended the Financing Agreement pursuant to a joinder agreement, which also constitutes Amendment No. 2 to the Financing Agreement (the "Second Amended Financing Agreement") and (ii) entered into a new factoring agreement with CS Acquisition, to add CS Acquisition as a co-borrower. The obligations of the Company, S.L. Danielle and CS Acquisition under the Second Amended Financing Agreement are secured by a first priority lien on substantially all of the assets of the Company, S.L. Danielle and CS Acquisition, including their respective accounts receivables, inventory, intangibles, equipment, and trademarks and a pledge of the Company's stock interest and membership interest in the Company's subsidiaries. The Second Amended Financing Agreement also provided, among other things for (i) an increase in the amount of the Term Loan by $1.2 million to cover a portion of the purchase price of the Cynthia Steffe assets which had initially been paid for through revolving credit borrowings under the Revolving Facility; (ii) an increase in the quarterly amortization payments on the Term Loan from $375,000 to $425,000; and (iii) the amendment of certain financial covenants for fiscal 2004 (including the fixed charge coverage ratio and the minimum borrowing availability covenants) to provide for the Cynthia Steffe operations and to be consistent with the Company's latest business plan for fiscal 2004.

On September 15, 2004 the Company and CIT agreed to further amend the Financing Agreement to modify the financial covenants to be consistent with the Company's latest business plan for fiscal 2005.

On June 30, 2004, the Company had $8.0 million of outstanding letters of credit under the Revolving Facility, total availability of approximately $11.6 million under the Amended Financing Agreement, a balance of $9.0 million on the Term Loan and $8.6 million in revolving credit borrowings. At June 30, 2003, the Company had $11.6 million of outstanding letters of credit, total availability of approximately $10.7 million, a balance of $9.4 million on the Term Loan and no revolving credit borrowings.

Factoring Agreement

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

Effective March 31, 2004, the Company, S.L. Danielle and CIT agreed to terminate the Factoring Agreements between them. Pursuant to the terms of the original agreement, the Company is now obligated to pay to CIT a collateral management fee of $5,000 a month. Receivables related to sales of Cynthia Steffe product lines continue to be factored. In connection with the termination of those Factoring Agreements, CS Acquisition and CIT entered into an amendment of their Factoring Agreement which provides for a factoring commission equal to 6/10 of 1% of the gross face amount of all accounts factored by CIT up to $10 million ratably declining to a commission between .55% and .45% of the gross amount of the receivables in excess of $10 million. The amended Factoring agreement between CS Acquisition and CIT has a term of twelve months.

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

Interest on the Former Revolving Facility accrued at the greater of (i) 6% or (ii) ½ of 1% above the Prime Rate (6.0% at June 30, 2002) and was payable on a monthly basis, in arrears. Interest on the Former Term Loan accrued at an interest rate equal to the greater of (i) 6.0% or (ii) a rate ranging from ½ of 1% above the Prime Rate to 1½% above the Prime Rate, which interest rate was determined, from time to time, based upon the Company's availability under the Revolving Facility. The interest rate on the Former Term Loan was 6.0% at June 30, 2002.

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

At November 27, 2002
(In thousands)
Current assets	$3,609
Property, plant, and equipment	36
Intangible assets	90
Goodwill	1,437
Total assets acquired	$5,172

B.	Cynthia Steffe Acquisition

On January 2, 2004, Cynthia Steffe Acquisition, LLC ("CS Acquisition"), a newly formed subsidiary of the Company acquired certain assets of the Cynthia Steffe division of LF Brands Marketing, Inc., including inventory and showroom fixtures. The Company also acquired the Cynthia Steffe trademarks from Cynthia Steffe for consideration equal to $1.0 million under a separate agreement. The Cynthia Steffe business designs, arranges for the manufacture of, markets and sells a women's apparel line, under the Cynthia Steffe trademarks. As a result of the acquisition, the Company expects to increase its sales volume through the sale of Cynthia Steffe product lines. The results of Cynthia Steffe's operations have been included in the consolidated financial statements commencing January 2, 2004. The aggregate purchase price was approximately $2.2 million, plus the payment of $0.5 million in satisfaction of certain liabilities, plus transaction fees and related acquisition costs of $0.2 million. The acquisition was initially funded out of borrowings under the Revolving Facility of which $1.2 million was subsequently rolled into the Term Loan.

The following table summarizes the fair values of the net assets acquired at the date of acquisition.

At January 2, 2004
(in thousands)
Inventory	$578
Property, plant, and equipment	458
Intangible assets	1,062
Goodwill	820
Total assets acquired	$2,918
Current liabilities	(457)
Net assets acquired	$2,461

Intangible assets include i) $1.0 million related to the Cynthia Steffe trademark, which was determined to be an indefinite lived intangible asset and thus not subject to amortization, and ii) $62,000 related to the sales order backlog which was amortized over the sales period of four months.

The following unaudited pro forma information presents financial information of the Company as though the acquisitions had been completed as of the beginning of the periods set forth below.

	For the Year Ended
	June 30, 2004	June 30, 2003
	(Unaudited)
	(In thousands except per share amounts)
Net revenue	$162,796	$158,344
Net income	3,232	4,350
Basic income per share	$0.12	$0.16
Diluted income per share	$0.11	$0.15

8.    Trademarks And Goodwill

Intangible assets were as follows:

	6/30/04	6/30/03
Indefinite lived intangible assets:
Trademarks	$1,000	$—

The Company owns the Cynthia Steffe and related trademarks, therefore they are classified as indefinite lived intangibles at June 30, 2004 and not amortized.

The following table summarizes trademarks and goodwill:

	Trademarks	Goodwill
Balance at July 1, 2002	$—	$—
Acquisition of S L Danielle	—	1,395
Balance at June 30, 2003	—	1,395
Adjustment of previously allocated purchase price related to acquisition of S L Danielle	—	42
Acquisition of Cynthia Steffe	1,000	820
Balance at June 30, 2004	$1,000	$2,257

9.    Employee Benefit Plans

Pension Plan:

Pursuant to a collective bargaining agreement, the Company's union employees are eligible to participate in the Company's defined benefit pension plan after completion of one year of eligible service. Pension benefits are based on the number of years of service times a predetermined factor. The Company uses June 30, 2004 as its measurement date for the pension plan.

Pension expense amounted to approximately $123,000, $81,000, and $50,000 in fiscal 2004, 2003, and 2002, respectively.

Obligations and Funded Status

The reconciliation of the benefit obligation and funded status of the pension plan as of June 30, 2004 and 2003 is as follows:

	2004	2003
	(in thousands)
Change in benefit obligation
Benefit obligation at beginning of year	$1,375	$1,049
Service cost	71	58
Interest cost	78	72
Change in assumption (discount rate)	(146)	220
Actuarial loss/(gain)	9	5
Benefits paid	(39)	(29)
Benefit obligation at end of year	$1,348	$1,375
Change in plan assets
Fair value of plan assets at beginning of year	$774	$779
Actual return/(loss) on plan assets	82	27
Employer contributions	41	—
Benefits paid	(39)	(29)
Expenses paid	(3)	(3)
Fair value of plan assets at end of year	$855	$774
Funded status	$(493)	$(601)
Unrecognized net actuarial loss (gain)	305	494
Net amount recognized	$(188)	$(107)
Amounts recognized in the statement of financial position consist of:
Accrued benefit cost	$(493)	$(601)
Accumulated other comprehensive income	305	494
Net amount recognized	$(188)	$(107)

The accumulated benefit obligation for the pension plan was $1,348,000 and $1,375,000 at June 30, 2004 and 2003, respectively.

(In thousands)	June 30, 2004	June 30, 2003
Projected benefit obligation	$1,348	$1,375
Accumulated benefit obligation	$1,348	$1,375
Fair value of plan assets	$855	$774

	Fiscal Year
(In thousands)	2004	2003	2002
Components of Net Periodic Benefit Cost:
Service cost	$71	$58	$59
Interest cost	78	72	67
Expected return on plan assets	(67)	(64)	(76)
Amortization of accumulated unrecognized net loss / (gain)	41	15	—
Net periodic benefit cost	$123	$81	$50

Additional Information

Increase (decrease) in minimum liability included in other comprehensive (income) loss was ($189,000), $252,000 and $242,000 for the years ended June 30, 2004, 2003 and 2002, respectively.

Assumptions

Weighted average assumptions used to determine net periodic benefit cost for the years ended June 30	2004	2003	2002
Discount Rate	6.50%	5.75%	7.00%
Expected Long Term Rate of Return on plan assets	8.50%	8.50%	8.50%

The expected long-term rate of return on plan assets was determined based on long-term return analysis for equity, debt and other securities as well as historical returns. Long-term trends are evaluated relative to market factors such as inflation and interest rates.

Plan Assets

The Company's pension plan weighted-average asset allocations at June 30, 2004 and 2003, by asset category are as follows:

Asset Category	Plan Assets at June 30 2004	Plan Assets at June 30 2003
Equity securities	60%	62%
Debt securities	32%	32%
Other	8%	6%
Total	100%	100%

The Company's investment strategy for the pension plan is to invest in a diversified portfolio of assets managed by an outside portfolio manager. The Company's goal is to provide for steady growth in the pension plan assets, exceeding the Company's expected return on plan assets of 8.5%. The portfolio is balanced to maintain the Company's targeted allocation percentage by type of investment. See table below. Investments are made by the portfolio manager based upon guidelines of the Company.

The parameters maintained by the portfolio manager are as follows:

Percentage of Total Portfolio	Asset Category
5-15%	Cash and short term investments
25-35%	Long-term fixed income
50-65%	Common stock

Cash Flows

Contributions

The Company expects to contribute $88,000 to the pension plan in fiscal 2005.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (In thousands):

Fiscal Year	Pension Benefits
2005	$46
2006	53
2007	59
2008	66
2009	75
2010-2014	535

Savings Plan:

The Company has a savings plan (the "Savings Plan") under which eligible employees may contribute a percentage of their compensation and the Company (subject to certain limitations) as of January 2003 contributes 10% of the employee's contribution. From February 2002 to January 2003 there was no employer matching contribution. Prior to February 2002 the Company matched 50% of the employee's contribution. The Company contributions are invested in investment funds selected by the participants and are subject to vesting provisions of the Savings Plan. Expense under the Savings Plan was approximately $68,000 in fiscal 2004, $15,000 in fiscal 2003 and $200,000 in fiscal 2002.

10.    Stock Based Compensation:

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

On January 10, 2001, the Company entered into an employment agreement (the "Agreement") with Nicholas DiPaolo, who has been serving as the Company's Vice Chairman and Chief Operating Officer since November 1, 2000, the effective date of the Agreement. The Agreement had an initial term ending November 30, 2003, which was subsequently extended by an amendment to the agreement until June 30, 2005. Under the Agreement on November 1, 2000, Mr. DiPaolo was granted 300,000 fully vested options to purchase Common Stock at the fair market value on the date of grant (the "Sign-On Options"). Under the Agreement on January 10, 2001, Mr. DiPaolo was granted 3,000,000 options to purchase Common Stock of the Company at the fair market value on the date of the grant (the "Put Options"). The exercise price of the Put Options is $0.375. The Put Options vest in three equal annual installments upon each of the first two anniversaries of the Agreement's effective date and November 1, 2003, respectively. In the event that the Company achieved a cumulative earnings before income taxes, depreciation and amortization ("EBITDA") target determined by the Company's Board of Directors for the three year period ended June 30, 2003, Mr. DiPaolo would have been entitled to require the Company to purchase his Put Options, for a purchase price equal to $1,125,000, (i.e., the aggregate exercise price of the Put Options). The Company did not meet the cumulative EBITDA target therefore the company is not required to purchase the Put Options. In the event, however, there is a "Change of Control" of the Company or his employment is terminated without "Cause" (as such terms are defined in the Agreement), Mr. DiPaolo shall also have the right to require the Company to purchase his vested Put Options at a purchase price equal to the aggregate exercise price of the vested Put Options.

During February 2001, employee and director options for an aggregate of 1,400,401 shares of the Company's common stock were surrendered under a stock option replacement program offered by the Company. Under the program, employees had the right to surrender their outstanding, out-of-the- money options in exchange for a commitment by the Company to grant new options to them for the same number of shares on a date, which is in excess of six months (183 days) after the surrender date. To be eligible to receive the new options, which have an exercise price equal to the fair market value on the future grant date (August 8, 2001), employees (or directors as the case may be) must have been employed by the Company (or to serve as directors) on such grant date. On August 8, 2001, 1,400,401 options were granted to employees and directors under this program. The new options vested in increments of 50% on August 8, 2002 and 50% on August 8, 2003.

Information regarding the Company's stock options is summarized below:

	Stock Options
	Number of Shares	Exercise Price Range	Weighted Average Exercise Price
Outstanding at June 30, 2001	3,340,000	$ ..38 - $3.50		$.41
Options granted	1,920,401	$ .50 - $ .50	$	..50
Options canceled	(29,417)	$ .50 - $3.11	$	..94
Outstanding at June 30, 2002	5,230,984	$ .38 - $3.50	$	..44
Options granted	910,000	$ .75 - $ .84		$.80
Options exercised	(6,100)	$ .50 - $ .50	$	..50
Options canceled	(15,290)	$ .50 - $ .50	$	..75
Outstanding at June 30, 2003	6,119,594	$ .38 - $3.50	$	..49
Options granted	690,000	$ .94 - $1.12		$.97
Options exercised	(595,001)	$ .86 - $1.42	$	..50
Options canceled	(227,766)	$ .50 - $ .84	$	..58
Outstanding at June 30, 2004	5,986,827	$ .38 - $3.50		$.55

The following table summarizes information about the Company's outstanding and exercisable stock options at June 30, 2004:

	Outstanding			Exercisable
Range of Exercise Price	Shares	Weighted- Average Remaining Contractual Life (Yrs.)	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
$0.38	3,000,000	1.34	$0.38	3,000,000	$.38
$0.50	1,421,827	5.89	$0.50	1,411,827	$.50
$0.69	10,000	6.00	$0.69	7,500	$.69
$0.75	340,000	8.16	$0.75	85,000	$.75
$0.84	500,000	3.41	$0.84	250,000	$.84
$0.94	560,000	9.51	$0.94	105,000	$.94
$0.98	30,000	9.00	$0.98	0	$.00
$1.12	100,000	9.39	$1.12	0	$.00
$3.00	10,000	5.00	$3.00	10,000	$3.00
$3.11	10,000	3.65	$3.11	10,000	$3.11
$3.50	5,000	4.00	$3.50	5,000	$3.50
	5,986,827	3.94	$0.55	4,884,327	$0.47

All stock options are granted at fair market value of the Common Stock at grant date. The outstanding stock options have a weighted average contractual life of 3.94 years, 4.75 years, and 5.45 years in 2004, 2003, and 2002, respectively. The number of stock options exercisable at June 30, 2004, 2003, and 2002 were 4,884,327, 3,180,916, and 1,321,250, respectively.

11.    Accumulated Other Comprehensive Loss

	For the Year Ended
	June 30, 2004	June 30, 2003
Minimum Pension Liability	$(305)	$(494)
Accumulated Other Comprehensive Loss	$(305)	$(494)

12.    Commitments, Contingencies and Other Matters

Lease Obligations:

The Company leases showroom, distribution and office facilities, and equipment under various noncancellable operating lease agreements which expire through 2014. Rental expense for the years ended June 30, 2004, 2003 and 2002 was approximately $2.7 million, $2.6 million and $2.6 million, respectively.

The minimum aggregate rental commitments at June 30, 2003 are as follows (in thousands):

Fiscal year ending:
2005	$3,085
2006	2,280
2007	1,509
2008	1,477
2009	1,385
Subsequent to 2010	1,392
$11,128

Letters of Credit:

The Company was contingently liable under letters of credit issued by banks to cover primarily contractual commitments for merchandise purchases of approximately $7.8 million and $11.6 million at June 30, 2004 and June 30, 2003, respectively.

Inventory purchase commitments:

The Company was contingently liable for contractual commitments for merchandise purchases of approximately $10.7 million and $11.6 million at June 30, 2004 and June 30, 2003, respectively.

Litigation:

The Company is involved in legal proceedings from time to time arising out of the ordinary conduct of its business. The Company believes that the outcome of these proceedings will not have a material adverse effect on the Company's financial condition or results of operations.

13.    Unaudited Quarterly Results of Operations

Unaudited quarterly financial information for fiscal 2004 and fiscal 2003 is set forth in the table below:

(In thousands, except per share amounts)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal 2004
Net revenue	$38,805	$34,566	$43,713	$40,023
Gross profit	9,210	8,017	11,691	10,738
Net income (loss)	1,010	(191)	1,804	481
Basic earnings (loss) per share	0.04	(0.01)	0.07	0.02
Diluted earnings (loss) per share	0.03	(0.01)	0.06	0.02
Fiscal 2003
Net revenue	$34,791	$30,879	$40,893	$33,572
Gross profit	9,457	8,202	10,359	7,809
Net income	1,563	580	2,094	440
Basic earnings per share	0.06	0.02	0.08	0.02
Diluted earnings per share	0.05	0.02	0.07	0.01

The sum of the quarterly net earnings per share amounts may not equal the full-year amount since the computations of the weighted average number of common-equivalent shares outstanding for each quarter and the full year are made independently.

SCHEDULE II

BERNARD CHAUS, INC. & SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

Description	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Deductions		Balance at End of Year
Year ended June 30, 2004
Allowance for doubtful accounts	$80	$180	$67	[1]	$193

Reserve for customer allowances and deductions	$835	$5,539	$5,402	[2]	$972

Year ended June 30, 2003
Allowance for doubtful accounts	$340	$(260)	$0	[1]	$80

Reserve for customer allowances and deductions	$1,093	$9,352	$9,610	[2]	$835

Year ended June 30, 2002
Allowance for doubtful accounts	$273	$75	$8	[1]	$340

Reserve for customer allowances and deductions	$1,074	$11,248	$11,229	[2]	$1,093

[1]	Uncollectible accounts written off

[2]	Allowances charged to reserve and granted to customers

S-1

                                INDEX TO EXHIBITS

Exhibit Number                           Exhibit Title

10.114            Amendment No. 3 to Financing Agreement among the Company, S.L.
                  Danielle, Cynthia Steffe Acquisition, LLC nd the CIT
                  Group/Commercial Services, Inc. as agent, dated September 15,
                  2004.

21                List of Subsidiaries of the Company.

23                Consent of Deloitte & Touche LLP.

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