Form 10-Q
period 2004-09-30
CHAUS BERNARD INC
filed 2004-11-15
CIK 793983

                      BERNARD CHAUS, INC. AND SUBSIDIARIES
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 5(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934.

               For the quarterly period ended September 30, 2004.

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
Yes  X   No    .
   -----   ----

         Indicate by check mark whether the registrant is an accelerated filer
(as defined in Exchange Act Rule 12b-2)
Yes      No  X

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Date                Class                        Shares Outstanding
            ----                -----                        ------------------
     November 12, 2004      Common Stock, $0.01 par value       27,967,089

                      BERNARD CHAUS, INC. AND SUBSIDIARIES

                                      INDEX

PART I  FINANCIAL INFORMATION
------  ---------------------

Item 1.          Condensed Consolidated Financial Statements (Unaudited)        PAGE

                 Condensed Consolidated Balance Sheets as of
                 September 30, 2004, June 30, 2004 and
                 September 30, 2003                                                3

                 Condensed Consolidated Statements of Operations for the
                 Three Months ended September 30, 2004 and 2003                    4

                 Condensed Consolidated Statements of Cash Flows for the
                 Three Months ended September 30, 2004 and 2003                    5

                 Notes to Condensed Consolidated Financial Statements              6

Item 2.          Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                              13

Item 3.          Quantitative and Qualitative Disclosures About Market Risk       17

Item 4.          Controls and Procedures                                          18

PART II          OTHER INFORMATION
-------          -----------------
Item 6.          Exhibits and Reports on Form 8-K                                 19

SIGNATURES                                                                        19

INDEX TO EXHIBITS                                                                 20

                      BERNARD CHAUS, INC. AND SUBSIDIARIES

PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      BERNARD CHAUS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
          (In thousands, except number of shares and per share amounts)

                                                                              September 30,   June 30,     September 30,
                                                                                  2004          2004          2003
                                                                                ---------    ---------    -----------
                                                                               (Unaudited)     ( * )      (Unaudited)

ASSETS
Current Assets
     Cash and cash equivalents                                                  $      90    $     137    $     102
     Accounts receivable - net                                                     27,123       28,803       33,697
     Inventories - net                                                             10,318        8,673       14,376
     Prepaid expenses and other current assets                                      1,022          952          937
                                                                                ---------    ---------    ---------
         Total current assets                                                      38,553       38,565       49,112
Fixed assets - net                                                                  3,987        4,212        3,723
Other assets - net                                                                    298          342          496
Trademarks                                                                          1,000        1,000         --
Goodwill                                                                            2,257        2,257        1,437
                                                                                ---------    ---------    ---------
          Total assets                                                          $  46,095    $  46,376    $  54,768
                                                                                =========    =========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
     Revolving credit borrowings                                                $   8,727    $   8,563    $  11,604
     Accounts payable                                                               7,659        7,913       16,234
     Accrued expenses                                                               2,667        3,198        2,773
     Term loan - current                                                            1,700        1,700        1,500
                                                                                ---------    ---------    ---------
          Total current liabilities                                                20,753       21,374       32,111
Term loan                                                                           6,900        7,325        7,500
Long term liabilities                                                                 894          897        1,033
Deferred income taxes                                                                 103           81         --
                                                                                ---------    ---------    ---------
          Total liabilities                                                        28,650       29,677       40,644
STOCKHOLDERS' EQUITY
     Preferred stock, $.01 par value, authorized shares -
          1,000,000; outstanding shares- none                                        --           --           --
     Common stock, $.01 par value,
          authorized shares - 50,000,000; issued shares -                             280          280          274
          28,029,359 at September 30, 2004, 27,979,359
          at June 30, 2004 and 27,394,277 at September 30, 2003
     Additional paid-in capital                                                   126,259      126,234      125,948
     Deficit                                                                     (107,309)    (108,030)    (110,124)
     Accumulated other comprehensive loss                                            (305)        (305)        (494)
     Less:  Treasury stock at cost -
          62,270 shares at September 30, 2004, June 30,
          2003 and September 30, 2003                                              (1,480)      (1,480)      (1,480)
                                                                                ---------    ---------    ---------
     Total stockholders' equity                                                    17,445       16,699       14,124
                                                                                ---------    ---------    ---------
          Total liabilities and stockholders' equity                            $  46,095    $  46,376    $  54,768
                                                                                =========    =========    =========

*Derived from audited financial statements at June 30, 2004.

See accompanying notes to condensed consolidated financial statements.

                      BERNARD CHAUS, INC. AND SUBSIDIARIES

                      BERNARD CHAUS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
          (In thousands, except number of shares and per share amounts)

                                                                 For the Three Months Ended
                                                         --------------------------------------------
                                                            September 30,           September 30,
                                                                2004                    2003
                                                         --------------------    --------------------
                                                             (Unaudited)             (Unaudited)

Net revenue                                                      $    34,434             $    38,805
Cost of goods sold                                                    24,239                  29,595
                                                         --------------------    --------------------
Gross profit                                                          10,195                   9,210
Selling, general and administrative expenses                           9,097                   7,836
                                                         --------------------    --------------------
Income from operations                                                 1,098                   1,374
Interest expense, net                                                    305                     272
                                                         --------------------    --------------------
Income before income tax provision                                       793                   1,102
Income tax provision                                                      72                      92
                                                         --------------------    --------------------
Net income                                                       $       721             $     1,010
                                                         ====================    ====================
Basic earnings per share                                         $      0.03             $      0.04
                                                         ====================    ====================
Diluted earnings per share                                       $      0.02             $      0.03
                                                         ====================    ====================
Weighted average number of common
shares outstanding- basic                                         27,932,000              27,325,000
                                                         ====================    ====================
Weighted average number of common and common
equivalent shares outstanding- diluted                            30,743,000              30,986,000
                                                         ====================    ====================

See accompanying notes to condensed consolidated financial statements.

                      BERNARD CHAUS, INC. AND SUBSIDIARIES

                      BERNARD CHAUS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                   For the Three Months Ended
                                                                  ------------------------------
                                                                  September 30,    September 30,
                                                                       2004            2003
                                                                  -------------    -------------
                                                                          (Unaudited)

OPERATING ACTIVITIES
Net income                                                          $    721          $  1,010
Adjustments to reconcile net income to net cash provided by
   (used in) operating activities:
   Depreciation and amortization                                         338               356
   Provision for losses on accounts receivable                          --                 (20)
Changes in operating assets and liabilities:
   Accounts receivable                                                 1,680           (13,681)
   Inventories                                                        (1,645)           (3,680)
   Prepaid expenses and other current assets                             (70)             (224)
   Accounts payable                                                     (254)            3,487
   Accrued expenses and long term liabilities                           (512)             (810)
                                                                    --------          --------
Net Cash Provided by (Used In) Operating Activities                      258           (13,562)
                                                                    --------          --------
INVESTING ACTIVITIES
  Acquisition of business                                               --                 (42)
  Purchases of fixed assets                                              (69)             (178)
                                                                    --------          --------
Net Cash Used In Investing Activities                                    (69)             (220)
                                                                    --------          --------
FINANCING ACTIVITIES
  Net proceeds from short-term bank borrowings                           164            11,604
  Principal payments on term loans                                      (425)             (375)
  Net proceeds from exercise of stock options                             25                 5
                                                                    --------          --------
Net Cash (Used In) Provided By Financing Activities                     (236)           11,234
                                                                    --------          --------

Decrease in cash and cash equivalents                                    (47)           (2,548)
Cash and cash equivalents, beginning of period                           137             2,650
                                                                    --------          --------
Cash and cash equivalents, end of period                            $     90          $    102
                                                                    ========          ========

Cash paid for:
  Taxes                                                             $     18          $      1
                                                                    ========          ========
  Interest                                                          $    266          $    202
                                                                    ========          ========

See accompanying notes to condensed consolidated financial statements.

                      BERNARD CHAUS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
          Three Months Ended September 30, 2004 and September 30, 2003

     1. Business and Summary of Significant Accounting Policies

Business:

           Bernard Chaus, Inc. (the "Company" or "Chaus") designs, arranges for the manufacture of and markets an extensive range of women's career and casual sportswear principally under the JOSEPHINE CHAUS(R) COLLECTION, JOSEPHINE
CHAUS(R) SPORT, CHAUS(R), CYNTHIA STEFFE(R), CYNTHIA CYNTHIA STEFFE(R) , and
FRANCES & RITA(R) trademarks and under private label brand names. The Company's products are sold nationwide through department store chains, specialty retailers and other retail outlets. The Company has positioned its JOSEPHINE
CHAUS product line into the opening price points of the "better" category. In
November 2002, the Company acquired certain assets of S.L. Danielle, Inc. ("SL
Danielle"). SL Danielle designs, arranges for the manufacture of and markets women's moderately priced clothing under private and other labels. In January
2004, the Company acquired certain assets of the Cynthia Steffe division of LF
Brands Marketing, Inc., ("CS Acquisition") including inventory and showroom fixtures. In connection with such acquisition, the Company also acquired the
Cynthia Steffe trademarks from Cynthia Steffe. The Cynthia Steffe business designs, arranges for the manufacture of, markets and sells an upscale modern women's apparel line, under the Cynthia Steffe trademarks. As used herein, fiscal 2005 refers to the fiscal year ended June 30, 2005, fiscal 2004 refers to the fiscal year ended June 30, 2004 and fiscal 2003 refers to the fiscal year ended June 30, 2003.

Basis of Presentation:

          The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("generally accepted accounting principles") for interim financial information and with the instructions to Form 10-Q and Rule
10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant intercompany balances and transactions were eliminated. Operating results for the three months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending June 30, 2005 ("fiscal 2005") or any other period. The balance sheet at
June 30, 2004 has been derived from the audited financial statements at that date. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended
June 30, 2004.

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

                      BERNARD CHAUS, INC. AND SUBSIDIARIES

provisions established, the Company cannot guarantee that it will continue to experience the same rates as in the past. Design revenue is recognized when designs are manufactured and shipped.

Credit Terms:

         Through March 31, 2004, the Company extended credit to the majority of its customers through a factoring agreement with The CIT Group/Commercial
Services, Inc. ("CIT"). Under the factoring arrangement, the Company receives payment from CIT only after CIT has been paid by the Company's customers. CIT assumes only the risk of the Company's customers' insolvency. All other receivable risks are retained by the Company, including, but not limited to, allowable customer markdowns, operational chargebacks, disputes, discounts, and returns. Effective March 31, 2004, the Company, the Company's SL Danielle
subsidiary and CIT agreed to terminate the Factoring Agreements between them. In connection with the termination of those Factoring Agreements, the Company's
Cynthia Steffe Acquisition subsidiary and CIT entered into an amendment of their
Factoring Agreement revising only the factoring commission. Receivables related to sales of Cynthia Steffe product lines continue to be factored. Effective
April 1, 2004 the Company extends credit to its customers, other than customers of CS Acquisition based upon an evaluation of the customer's financial condition and credit history. As of September 30, 2004 approximately 90% of the Company's accounts receivable was non-factored.

Accounts Receivable:

         Accounts Receivable are net of allowances and anticipated discounts. An allowance for doubtful accounts is determined through analysis of the aging of accounts receivable at the date of the financial statements, assessments of collectibility based on historic trends and an evaluation of the impact of economic conditions. This amount is not significant primarily due to the
Company's history of minimal bad debts and the factoring agreement. An allowance for discounts is based on those discounts relating to open invoices where trade discounts have been extended to customers. Costs associated with potential returns of products as well as allowable customer markdowns and operational charge backs, net of expected recoveries, are included as a reduction to net revenue and are part of the provision for allowances included in Accounts
Receivable. These provisions result from seasonal negotiations as well as historic deduction trends, net expected recoveries and the evaluation of current market conditions. As of September 30, 2004, June 30, 2004 and September 30,
2003, Accounts Receivable was net of allowances of $1.4 million, $1.2 million and $1.1 million, respectively.

Inventories:

            Inventories are stated at the lower of cost or market, cost being determined on the first-in, first-out method. Reserves for slow moving and aged merchandise are provided based on historical experience and current product demand. Inventory reserves were $0.9 million at September 30, 2004, $0.8 million at June 30, 2004, and $0.9 million at September 30, 2003. Inventory reserves are based upon the level of excess and aged inventory and the Company's estimated recoveries on the sale of the inventory. While markdowns have been within expectations and the provisions established, the Company cannot guarantee that it will continue to experience the same level of markdowns as in the past.

Cash and Cash Equivalents:

         All highly liquid investments with an original maturity of three months or less at the date of purchase are classified as cash equivalents.

Income Taxes:

         The Company accounts for income taxes under the asset and liability method in accordance with Statement of Financial Accounting Standards ("SFAS")
No. 109, Accounting for Income Taxes. Deferred income taxes reflect the future tax consequences of differences between the tax bases of assets and liabilities and their financial reporting amounts at year-end. The Company periodically reviews its historical and projected taxable income and considers available information and evidence to determine if it is more likely than not that a portion of the deferred tax assets will be realized. A valuation allowance is established to reduce the deferred tax assets to the amount that is more likely than not to be realized. As of September 30, 2004, June 30, 2004 and September
30, 2003, based upon its evaluation, the Company recorded a full valuation allowance on its deferred tax assets. If the Company determines that a portion of the deferred tax assets will be realized in the future, a portion of

                      BERNARD CHAUS, INC. AND SUBSIDIARIES

the valuation allowance will be reduced and the Company will provide for income tax expense (benefit) in its Statement of Operations at its estimated effective tax rate.

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

                                                                  For the Three Months Ended
                                                               September 30,       September 30,
                                                                   2004                  2003
                                                               -------------       -------------

                                                                             (Unaudited)
                                                             (In thousands except per share amounts)

Net income, as reported                                           $   721            $   1,010
Deduct: Total stock-based employee compensation expense
   determined under fair value based method, net of tax effects       (76)                 (75)
                                                                  -------            ---------
Proforma net income                                               $   645            $     935
                                                                  =======            =========
Earnings per share:

    Basic-as reported                                             $  0.03            $    0.04
                                                                  =======            =========
    Basic-proforma                                                $  0.02            $    0.03
                                                                  =======            =========
    Diluted-as reported                                              0.02            $    0.03
                                                                  =======            =========
    Diluted-proforma                                              $  0.02            $    0.03
                                                                  =======            =========

The following assumptions were used in the Black Scholes option-pricing model that was utilized to determine stock-based employee compensation expense under the fair value based method:

                                                            For the Three               For the Three
                                                            Months Ended                Months Ended
                                                          September 30,2004           September 30, 2003
                                                          -----------------           ------------------

Weighted average fair value of stock options                    $0.81                       $0.91
  granted
Risk-free interest rate                                          4.69%                       3.42%
Expected dividend yield                                         $0.00                       $0.00
Expected life of option                                          10.0 years                  10.0 years
Expected volatility                                                84%                        110%

Earnings Per Share: Basic earnings per share have been computed by dividing the applicable net income by the weighted average number of common shares outstanding. Diluted earnings per share has been computed for the three months ended

                      BERNARD CHAUS, INC. AND SUBSIDIARIES

September 30, 2004 and September 30, 2003 by dividing the applicable net income by the weighted average number of common shares outstanding and common equivalents.

                                                                 For the Three Months Ended
                                                              September 30,      September 30,
Denominator for earnings per share (in millions):                 2004               2003
                                                            --------------------------------------

Denominator for basic earnings per share
    weighted-average shares outstanding                           27.9                27.3
Assumed exercise of potential common shares                        2.8                 3.7
                                                            --------------------------------------
Denominator for diluted earnings per share                        30.7                31.0
                                                            ======================================

Reclassifications: Certain reclassifications have been made to conform to the current period presentation.

2.   Inventories - net

                             September 30,       June 30,       September 30,
                                 2004              2004              2003
                           -----------------------------------------------------
                                              (in thousands)
                              (unaudited)                        (unaudited)

      Raw materials               $    1,288        $    1,275        $     385
      Work-in-process                    201               283                -
      Finished goods                   9,724             7,885           14,938
      Inventory reserves                (895)             (770)            (947)
                           -----------------------------------------------------
      Total                       $   10,318        $    8,673         $ 14,376
                           =====================================================

          Inventories are stated at the lower of cost, using the first in first-out (FIFO) method, or market. Included in inventories is merchandise in transit of approximately $3.5 million at September 30, 2004, $5.2 million at
June 30, 2004 and $7.1 million at September 30, 2003.

3.   Financing Agreement

         On September 27, 2002, the Company and certain of its subsidiaries entered into a new three-year financing agreement (the "Financing Agreement")
with The CIT Group/Commercial Services, Inc. ("CIT"), to replace the former financing agreement. The Financing Agreement provides the Company with a $50.5 million facility comprised of (i) a $40 million revolving line of credit (the
"Revolving Facility") with a $25 million sublimit for letters of credit, a $3 million seasonal overadvance and certain other overadvances at the discretion of
CIT, and (ii) a $10.5 million term loan (the "Term Loan").

         At the option of the Company, the Revolving Facility and the Term Loan
each may bear interest either at the JP Morgan Chase Bank Rate ("Prime Rate") or the London Interbank Offered Rate ("LIBOR"). If the Company chooses the Prime
Rate, the interest (i) on the Revolving Facility accrues at a rate of 1/2 of 1%
above the Prime Rate (ii) on the Term Loan accrues at a rate of 1% above the
Prime Rate. If the Company chooses LIBOR, the interest (i) on the Revolving
Facility accrues at a rate of 3 1/4% above LIBOR (2.75% above LIBOR from and after November 2004) (ii) on the Term Loan accrues at a rate of 3 3/4% above
LIBOR. From the inception of the financing agreement through September 30, 2004, the Company has elected the Prime Rate option. Pursuant to the November 2004 amendment to the Financing Agreement described below, each of the foregoing interest rates is subject to an annual upward or downward adjustment by 1/4 of
1%, commencing with the month following delivery of the Company's consolidated financial statements to CIT for fiscal 2005, fiscal 2006 and fiscal 2007 based upon the Company's borrowing availability, fixed charge coverage ratio and leverage ratio as in effect at each such adjustment period. The interest rate as of September 30, 2004 on the Revolving Facility was 5.25% and on the Term Loan
was 5.75%.

                      BERNARD CHAUS, INC. AND SUBSIDIARIES

            On September 27, 2002, the Company borrowed $18.3 million under the
Revolving Facility and $10.5 million under the Term Loan. These borrowings were used to pay off the balances under the former financing agreement of $18.3 million and the former term loan of $10.5 million and for working capital purposes. Commencing October 1, 2002, amortization payments in the amount of
$375,000 (increased to $425,000 by the January 2004 amendment to the Financing
Agreement described below) are payable quarterly in arrears in connection with the Term Loan. A balloon payment of $1.8 million is due on October 1, 2008 under the Term Loan. The Company's obligations under the Financing Agreement are secured by a first priority lien on substantially all of the Company's assets, including the Company's accounts receivable, inventory, intangibles, equipment, and trademarks, and a pledge of the Company's equity interest in its subsidiaries.

         The Financing Agreement contains numerous financial and operational covenants, including limitations on additional indebtedness, liens, dividends, stock repurchases and capital expenditures. In addition, the Company is required to maintain (i) specified levels of tangible net worth, (ii) certain fixed charge coverage ratios, (iii) certain leverage ratios, and (iv) specified levels of minimum borrowing availability under the Revolving Facility. At September 30,
2004, the Company was in compliance with all of its covenants. In the event of the early termination by the Company of the Financing Agreement, the Company
will be liable for termination fees of $150,000 if termination occurs prior to
November 11, 2007. The Company may prepay at any time, in whole or in part, the
Term Loan without penalty. A fee of $125,000 was paid in connection with the original Financing Agreement. The expiration of the Financing Agreement was initially set for September 27, 2005 and was extended to October 1, 2008 by an amendment dated November 11, 2004.

         On November 27, 2002, the Company and CIT agreed to an amendment to the
Financing Agreement in order to facilitate the S.L. Danielle acquisition. The
Company and CIT agreed to add the Company's newly formed wholly-owned subsidiary, S.L. Danielle Acquisition, LLC (the "Additional Borrower"), as a
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

         On January 30, 2004, the Company and CIT agreed to an amendment to the
Financing Agreement in order to facilitate the Cynthia Steffe acquisition discussed in Note 4. The Company and CIT agreed to add the Company's wholly-owned subsidiary, Cynthia Steffe Acquisition, LLC ("CS Acquisition") as a
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

         On November 11, 2004 the Company and CIT agreed to further amend the
Financing Agreement to extend the term of the agreement to October 1, 2008. In conjunction with this amendment, the Company and CIT 1) revised interest rates as described above; 2) revised the borrowing availability calculation under the agreement; and 3) revised certain financial covenants for fiscal 2005 and established financial covenants for fiscal 2006. A facility fee of $100,000 is payable in connection with the amendment.

                      BERNARD CHAUS, INC. AND SUBSIDIARIES

         On September 30, 2004, the Company had $9.4 million of outstanding letters of credit under the Revolving Facility, total availability of approximately $8.9 million under the Amended Financing Agreement, a balance of
$8.6 million on the Term Loan and $8.7 million in revolving credit borrowings.
On September 30, 2003, the Company had $18.2 million of outstanding letters of credit under the Revolving Facility, total availability of approximately $6.1 million under the Amended Financing Agreement, a balance of $9.0 million on the
Term Loan and $11.6 million in revolving credit borrowings. At June 30, 2004, the Company had $8.0 million of outstanding letters of credit, total availability of approximately $11.6 million, a balance of $9.0 million on the
Term Loan and $8.6 million in revolving credit borrowings.

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

         Effective March 31, 2004, the Company, S.L. Danielle and CIT agreed to terminate the Factoring Agreements between them. Pursuant to the terms of the original agreement, the Company is now obligated to pay to CIT a collateral management fee of $5,000 a month. Receivables related to sales of Cynthia Steffe product lines continue to be factored. In connection with the termination of those Factoring Agreements, CS Acquisition and CIT entered into an amendment of their Factoring Agreement which provides for a factoring commission equal to
6/10 of 1% of the gross face amount of all accounts factored by CIT up to $10 million ratably declining to a commission between .55% and .45% of the gross amount of the receivables in excess of $10 million. The Factoring Agreement between CS Acquisition and CIT, as most recently amended in November 2004, has a term ending on March 31, 2006.

4.   Cynthia Steffe Acquisition

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

                                          For the Quarter Ended
                                            September 30, 2003
                              -----------------------------------------------
                                               (Unaudited)
                                 (In thousands except per share amounts)

Net revenue                                                       $42,005
Net income                                                            877
Basic income per share                                              $0.03
Diluted income per share                                            $0.03

                      BERNARD CHAUS, INC. AND SUBSIDIARIES

5.   Pension Plan

     Components of Net Periodic Benefit Cost

                                                      Pension Plan
                                                 For the Three Months Ended
                                             September 30,         September 30,
                                                  2004                  2003
                                      ----------------------  -----------------
                                                       (Unaudited)
                                                     (In Thousands)
Service cost                                          $18                  $18
Interest cost                                          22                   20
Expected return on plan assets                        (19)                 (17)
Amortization of net loss                                5                   10
                                      ----------------------  -----------------
Net periodic benefit cost                             $26                  $31
                                      ======================  =================

Employer Contributions

     For the three months ended September 30, 2004 the Company's contribution to the pension plan was $14,000. The Company anticipates contributing an additional
$74,000 to fund its pension plan in 2005 for a total of $88,000.

                      BERNARD CHAUS, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS

General

           Bernard Chaus, Inc. (the "Company" or "Chaus") designs, arranges for the manufacture of and markets an extensive range of women's career and casual sportswear principally under the JOSEPHINE CHAUS(R) COLLECTION, JOSEPHINE
CHAUS(R) SPORT, CHAUS(R), CYNTHIA STEFFE(R), CYNTHIA CYNTHIA STEFFE(R), and
FRANCES & RITA(R) trademarks and under private label brand names. The Company's products are sold nationwide through department store chains, specialty retailers and other retail outlets. The Company has positioned its JOSEPHINE
CHAUS product line into the opening price points of the "better" category. In
November 2002, the Company acquired certain assets of S.L. Danielle, Inc. ("SL
Danielle"). SL Danielle designs, arranges for the manufacture of and markets women's moderately priced clothing under private and other labels. In January
2004, the Company acquired certain assets of the Cynthia Steffe division of LF
Brands Marketing, Inc., ("CS Acquisition") including inventory and showroom fixtures. In connection with such acquisition, the Company also acquired the
Cynthia Steffe trademarks from Cynthia Steffe. The Cynthia Steffe business designs, arranges for the manufacture of, markets and sells an upscale modern women's apparel line, under the Cynthia Steffe trademarks. As used herein, fiscal 2005 refers to the fiscal year ended June 30, 2005, fiscal 2004 refers to the fiscal year ended June 30, 2004 and fiscal 2003 refers to the fiscal year ended June 30, 2003.

Overview

           The Company has moved forward in implementing a series of actions to better position itself for long-term profitable growth. Chief among these has been the diversification of the Company's business base through the S.L.
Danielle acquisition in December 2002 and the Cynthia Steffe acquisition in
January 2004. Each of these acquisitions has given the Company entree into new markets and distribution channels and provided new platforms for the future. At the same time, the Company has introduced significant new design, merchandising and branding initiatives to revitalize the performance of the Josephine Chaus line. Many of these changes were shared with department store customers during the September 2004 Fashion Week, and the Company is encouraged that these changes will provide the necessary catalyst to increase revenue growth and improve the performance in the Josephine Chaus line.

Results of Operations

         Net revenue for the quarter ended September 30, 2004 decreased by 11.3
%, or $4.4 million, to $34.4 million from $38.8 million for the quarter ended
September 30, 2003. Units sold decreased by approximately 19 % and the overall price per unit increased by 9%. The Cynthia Steffe product lines acquired in
January 2004 and SL Danielle contributed $7.6 million to revenues for the quarter ended September 30, 2004. This increase was offset by a decrease of approximately $12.0 million in sales of Chaus and other product lines sold to department stores and discount stores due to a decrease in the volume of products sold.

         Gross profit for the quarter ended September 30, 2004 increased $1.0 million to $10.2 million as compared to $9.2 million for the quarter ended
September 30, 2003. As a percentage of net revenue, gross profit increased to
29.6% for the quarter ended September 30, 2004 from 23.7% for the quarter ended
September 30, 2003. The increase in gross profit dollars and gross profit percentage was primarily due to the contribution of the Cynthia Steffe product lines acquired in January 2004, which have a higher overall gross profit percentage which is more typical of the higher price upscale market. This increase in gross profit dollars more than offset a decrease in gross profit dollars associated with Chaus and other product lines sold to department stores and discount stores due to the decrease in volume of product sold.

         Selling, general and administrative ("SG&A") expenses increased by $1.3 million to $9.1 million (26.4% of net revenue) for the quarter ended September
30, 2004 from $7.8 million (20.2% of net revenue) for the quarter ended
September 30, 2003. The increase was primarily due to SG&A expenses related to the Cynthia Steffe product lines acquired in January 2004. The increase in SG&A expenses was primarily due to SG&A expenses related to payroll and payroll related costs ($0.9 million), design related costs ($0.2 million) and marketing and advertising costs ($0.2 million). The increase in SG&A expenses as a percentage of net revenue was due to the lower sales volume, which reduced the
Company's leverage on SG&A expenses.

                      BERNARD CHAUS, INC. AND SUBSIDIARIES

          Interest expense was higher for the quarter ended September 2004 as compared to the quarter ended September 2003 due to increased average bank borrowings and higher interest rates.

          The provision for income taxes for the quarters ended September 30,
2004 and 2003 reflects a provision for certain federal, state and local taxes.
For the quarters ended September 30, 2004 and 2003, the Company's income tax provision includes federal alternative minimum taxes (AMT) that are not offset by the Company's net operating loss (NOL) carryforward from prior years. New
Jersey enacted tax legislation temporarily suspending the use of net operating loss (NOL) carryforwards against income. Accordingly, for the quarters ended
September 30, 2004 and 2003, the Company has made provisions for state income taxes.

         The Company periodically reviews its historical and projected taxable income and considers available information and evidence to determine if it is more likely than not that a portion of the deferred tax assets will be realized.
A valuation allowance is established to reduce the deferred tax assets to the amount that is more likely than not to be realized. As of September 30, 2004 and
June 30, 2004 based upon its evaluation of taxable income and the current business environment, the Company recorded a full valuation allowance on its deferred tax assets including NOL's. If the Company determines that a portion of the deferred tax assets will be realized in the future, a portion of the valuation allowance will be reduced and the Company will provide for income tax expense (benefit) in its Statement of Operations at its estimated effective tax rate. See discussion below under Critical Accounting Policies and Estimates regarding income taxes and the Company's federal net operating loss carryforward.

Financial Position, Liquidity and Capital Resources

General

         Net cash provided by operating activities was $0.3 million for the three months ended September 30, 2004 as compared to cash used in operating activities of $13.6 million for the three months ended September 30, 2003. Cash provided by operating activities for such three-month period of fiscal 2005 was primarily the result of a decrease in accounts receivable ($1.7 million)
partially offset by an increase in inventories ($1.6 million) and a decrease in accounts payable, accrued expenses and long-term liabilities ($0.8 million). Net cash used in operating activities was $13.6 million for the three months ended
September 30, 2003 and was primarily the result of an increase in accounts receivable ($13.7 million) and an increase in inventories ($3.7 million)
partially offset by an increase in accounts payable ($3.5 million).

         Cash used in investing activities in the three months ended September
30, 2004 was $0.1 million compared to $0.2 million in the previous year. The capital expenditures for the three months ended September 30, 2004 and 2003 consisted primarily of management information system upgrades. The Company anticipates additional capital expenditures of approximately $0.7 million for the remainder of fiscal 2005.

         Net cash used in financing activities was $0.2 million for the three months ended September 30, 2004 as the result of principal payments on term loan of $0.4 million offset by net proceeds from short-term bank borrowings of $0.2 million. Net cash provided by financing activities was $11.2 million for the three months ended September 30, 2003 as the result of net proceeds from short-term bank borrowings of $11.6 million offset by principal payments on the term loan of $0.4 million.

Financing Agreement

         On September 27, 2002, the Company and certain of its subsidiaries entered into a new three-year financing agreement (the "Financing Agreement")
with The CIT Group/Commercial Services, Inc. ("CIT"), to replace the former financing agreement. The Financing Agreement provides the Company with a $50.5 million facility comprised of (i) a $40 million revolving line of credit (the
"Revolving Facility") with a $25 million sublimit for letters of credit, a $3 million seasonal overadvance and certain other overadvances at the discretion of
CIT, and (ii) a $10.5 million term loan (the "Term Loan").

         At the option of the Company, the Revolving Facility and the Term Loan
each may bear interest either at the JP Morgan Chase Bank Rate ("Prime Rate") or the London Interbank Offered Rate ("LIBOR"). If the Company chooses the Prime
Rate, the interest (i) on the Revolving Facility accrues at a rate of 1/2 of 1%
above the Prime Rate (ii) on the Term Loan accrues at a rate of 1% above the
Prime Rate. If the Company chooses LIBOR, the interest (i) on the Revolving
Facility accrues at a rate of 3 1/4% above LIBOR (2.75% above LIBOR from and after November 2004) (ii) on the Term Loan accrues at a rate of

                      BERNARD CHAUS, INC. AND SUBSIDIARIES

3 3/4% above LIBOR. From the inception of the financing agreement through
September 30, 2004, the Company has elected the Prime Rate option. . Pursuant to the November 2004 amendment to the Financing Agreement described below, each of the foregoing interest rates is subject to an annual upward or downward adjustment by 1/4 of 1%, commencing with the month following delivery of the
Company's consolidated financial statements to CIT for fiscal 2005, fiscal 2006 and fiscal 2007 based upon the Company's borrowing availability, fixed charge coverage ratio and leverage ratio as in effect at each such adjustment period.
The interest rate as of September 30, 2004 on the Revolving Facility was 5.25%
and on the Term Loan was 5.75%.

            On September 27, 2002, the Company borrowed $18.3 million under the
Revolving Facility and $10.5 million under the Term Loan. These borrowings were used to pay off the balances under the former financing agreement of $18.3 million and the former term loan of $10.5 million and for working capital purposes. Commencing October 1, 2002, amortization payments in the amount of
$375,000 (increased to $425,000 by the January 2004 amendment to the Financing
Agreement described below) are payable quarterly in arrears in connection with the Term Loan. A balloon payment of $1.8 million is due on October 1, 2008 under the Term Loan. The Company's obligations under the Financing Agreement are secured by a first priority lien on substantially all of the Company's assets, including the Company's accounts receivable, inventory, intangibles, equipment, and trademarks, and a pledge of the Company's equity interest in its subsidiaries.

         The Financing Agreement contains numerous financial and operational covenants, including limitations on additional indebtedness, liens, dividends, stock repurchases and capital expenditures. In addition, the Company is required to maintain (i) specified levels of tangible net worth, (ii) certain fixed charge coverage ratios, (iii) certain leverage ratios, and (iv) specified levels of minimum borrowing availability under the Revolving Facility. At September 30,
2004, the Company was in compliance with all of its covenants. In the event of the early termination by the Company of the Financing Agreement, the Company
will be liable for termination fees of $150,000 if termination occurs prior to
November 11, 2007. The Company may prepay at any time, in whole or in part, the
Term Loan without penalty. A fee of $125,000 was paid in connection with the original Financing Agreement. The expiration of the Financing Agreement was initially set for September 27, 2005 and was extended to October 1, 2008 by an amendment dated November 11, 2004.

         On November 27, 2002, the Company and CIT agreed to an amendment to the
Financing Agreement in order to facilitate the S.L. Danielle acquisition. The
Company and CIT agreed to add the Company's newly formed wholly-owned subsidiary, S.L. Danielle Acquisition, LLC (the "Additional Borrower"), as a
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

         On January 30, 2004, the Company and CIT agreed to an amendment to the
Financing Agreement in order to facilitate the Cynthia Steffe acquisition discussed in Note 4. The Company and CIT agreed to add the Company's wholly-owned subsidiary, Cynthia Steffe Acquisition, LLC ("CS Acquisition") as a
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

         On November 11, 2004 the Company and CIT agreed to further amend the
Financing Agreement to extend the term of the agreement to October 1, 2008. In conjunction with this amendment, the Company and CIT 1) revised interest rates as described above; 2) revised the borrowing availability calculation under the agreement; and 3) revised certain financial covenants for fiscal 2005 and established financial covenants for fiscal 2006. A facility fee of $100,000 is payable in connection with the amendment.

         On September 30, 2004, the Company had $9.4 million of outstanding letters of credit under the Revolving Facility, total availability of approximately $8.9 million under the Amended Financing Agreement, a balance of
$8.6 million on the Term Loan and $8.7 million in revolving credit borrowings.
On September 30, 2003, the Company had $18.2 million of outstanding letters of credit under the Revolving Facility, total availability of approximately $6.1 million under the Amended Financing Agreement, a balance of $9.0 million on the
Term Loan and $11.6 million in revolving credit borrowings. At June 30, 2004, the Company had $8.0 million of outstanding letters of credit, total availability of approximately $11.6 million, a balance of $9.0 million on the
Term Loan and $8.6 million in revolving credit borrowings.

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

         Effective March 31, 2004, the Company, S.L. Danielle and CIT agreed to terminate the Factoring Agreements between them. Pursuant to the terms of the original agreement, the Company is now obligated to pay to CIT a collateral management fee of $5,000 a month. Receivables related to sales of Cynthia Steffe product lines continue to be factored. In connection with the termination of those Factoring Agreements, CS Acquisition and CIT entered into an amendment of their Factoring Agreement which provides for a factoring commission equal to
6/10 of 1% of the gross face amount of all accounts factored by CIT up to $10 million ratably declining to a commission between .55% and .45% of the gross amount of the receivables in excess of $10 million. The amended Factoring
Agreement between CS Acquisition and CIT has a term ending on March 31, 2006
(which reflects an extension effected in connection with the November 2004 amendment to the Financing Agreement).

Future Financing Requirements

         At September 30, 2004, the Company had working capital of $17.8 million as compared with working capital of $17.0 million at September 30, 2003. The
Company's business plan requires the availability of sufficient cash flow and borrowing capacity to finance its product lines. The Company expects to satisfy such requirements through cash flow from operations and borrowings under its
Financing Agreement. The Company believes that it has adequate resources to meet its needs for the foreseeable future assuming that it meets its business plan and satisfies the covenants set forth in the Financing Agreement.

         The foregoing discussion contains forward-looking statements which are based upon current expectations and involve a number of uncertainties, including the Company's ability to maintain its borrowing capabilities under the Financing
Agreement, retail market conditions, the success of the Company's design, merchandising and branding initiatives, and consumer acceptance of the Company's products.

Critical Accounting Policies and Estimates

            The Company's significant accounting policies are more fully described in Note 2 to the consolidated financial statements included in the
Company's annual report on Form 10-K for the year ended June 30, 2004. Certain of the Company's accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. These judgments are based on historical experience, observation of trends in the industry, information provided by customers and information available from other outside sources, as appropriate. Significant accounting policies include:

                      BERNARD CHAUS, INC. AND SUBSIDIARIES

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

             Accounts Receivable - Accounts Receivable are net of allowances and anticipated discounts. An allowance for doubtful accounts is determined through analysis of the aging of accounts receivable at the date of the financial statements, assessments of collectibility based on historic trends and an evaluation of the impact of economic conditions. This amount is not significant primarily due to the Company's history of minimal bad debts and the factoring agreement. An allowance for discounts is based on those discounts relating to open invoices where trade discounts have been extended to customers. Costs associated with potential returns of products as well as allowable customer markdowns and operational charge backs, net of expected recoveries, are included as a reduction to net revenue and are part of the provision for allowances included in Accounts Receivable. These provisions result from seasonal negotiations as well as historic deduction trends, net expected recoveries and the evaluation of current market conditions. Account Receivable reserves were
$1.4 million, $1.2 million and $1.1 million at September 30, 2004, June 30,
2004, and September 30, 2003, respectively.

            Inventories - Inventory is stated at the lower of cost or market, cost being determined on the first-in, first-out method. Reserves for slow moving and aged merchandise are provided based on historical experience and current product demand. Inventory reserves were $0.9 million at September 30,
2004, $0.8 million at June 30, 2004 and $0.9 million at September 30, 2003, respectively. Inventory reserves are based upon the level of excess and aged inventory and the Company's estimated recoveries on the sale of the inventory.
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

            Income Taxes- The Company's results of operations have generated a federal tax net operating loss ("NOL") carryforward of approximately $93.0 million as of June 30, 2004. Generally accepted accounting principles require that the Company record a valuation allowance against the deferred tax asset associated with this NOL if it is "more likely than not" that the Company will not be able to utilize it to offset future taxes. As of September 30, 2004 and
June 30, 2004, based upon its evaluation of the Company's historical and projected results of operations, the current business environment and the magnitude of the NOL, the Company recorded a full valuation allowance on its deferred tax assets including NOL's. The provision for income taxes primarily relates to federal alternative minimum taxes (AMT) and state and local taxes. It is possible, however, that the Company could be profitable in the future at levels which cause management to conclude that it is more likely than not that the Company will realize all or a portion of the NOL carryforward. Upon reaching such a conclusion, the Company would record the estimated net realizable value of the deferred tax asset at that time and would then provide for income taxes at a rate equal to its combined federal and state effective rates. Subsequent revisions to the estimated net realizable value of the deferred tax asset could cause the Company's provision for income taxes to vary from period to period, although its cash tax payments would remain unaffected until the benefit of the
NOL is utilized.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

                      BERNARD CHAUS, INC. AND SUBSIDIARIES

         At September 30, 2004 and 2003, the carrying amounts of the Company's revolving credit borrowings and term loan approximated fair value. As of
September 30, 2004, the Company's revolving credit borrowings bore interest at
4.5% and the term loan bore interest at 5.0%. As of September 30, 2004, a hypothetical immediate 10% adverse change in prime interest rates relating to the Company's revolving credit borrowings and term loan would have a $0.1 million unfavorable impact on its earnings and cash flows over a one-year period.

ITEM 4. CONTROLS AND PROCEDURES

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

         Each fiscal quarter the Company carries out an evaluation, under the supervision and with the participation of the Company's management, including
Company's Chairwoman and Chief Executive Officer along with the Company's Chief
Financial Officer, of the effectiveness of the design and operation of the
Company's disclosure controls and procedures pursuant to Exchange Act Rule
13a-15. Based upon the foregoing, the Company's Chairwoman and Chief Executive
Officer along with the Company's Chief Financial Officer, concluded that, as of
September 30, 2004, the Company's disclosure controls and procedures were effective in timely alerting them to material information relating to the
Company (including its consolidated subsidiaries) required to be included in the
Company's Exchange Act reports.

         During the fiscal quarter ended September 30, 2004, there has been no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

                              BERNARD CHAUS, INC.
                              (Registrant)

Date: November 12, 2004       By:  /s/ Josephine Chaus
                                  --------------------------------------
                                 JOSEPHINE CHAUS
                                 Chairwoman of the Board, and
                                 Chief Executive Officer

Date: November 12, 2004       By: /s/ Nicholas DiPaolo
                                 -----------------------------------------
                                 NICHOLAS DIPAOLO
                                 Vice Chairman of the Board, and
                                 Chief Operating Officer

Date: November 12, 2004       By: /s/ Barton Heminover
                                 -----------------------------------------
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

