Form 10-Q
period 2004-12-31
CHAUS BERNARD INC
filed 2005-02-10
CIK 793983

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------

                                   FORM 10-Q

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 5(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934.

               For the quarterly period ended December 31, 2004.

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
________________________________________________________________________________
(State or other jurisdiction of                  (I.R.S. employer identification
 incorporation or organization)                  number)

    530 Seventh Avenue, New York, New York                         10018
________________________________________________________________________________
 (Address of Principal Executive Offices)                        (Zip Code)

        Registrant's telephone number, including area code (212) 354-1280

________________________________________________________________________________
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

      Date                        Class                       Shares Outstanding
      ----                        -----                       ------------------
 February 14, 2005     Common Stock, $0.01 par value              28,077,089

                                      INDEX

PART I    FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements (Unaudited)           PAGE

          Condensed Consolidated Balance Sheets as of
          December 31, 2004, June 30, 2004 and
          December 31, 2003                                                    3

          Condensed Consolidated Statements of Operations for the
          Quarters and Six Months ended December 31, 2004 and 2003             4

          Condensed Consolidated Statements of Cash Flows for the
          Six Months ended December 31, 2004 and 2003                          5

          Notes to Condensed Consolidated Financial Statements                 6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                 14

Item 3.   Quantitative and Qualitative Disclosures About Market Risk          19

Item 4.   Controls and Procedures                                             19

PART II   OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders                 20

Item 6.   Exhibits and Reports on Form 8-K                                    21

SIGNATURES                                                                    21

CERTIFICATIONS                                                                23

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                      BERNARD CHAUS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
          (In thousands, except number of shares and per share amounts)

                                                           December 31,                June 30,            December 31,
                                                               2004                      2004                  2003
                                                          -------------                ---------         ---------------
                                                           (Unaudited)                   ( * )             (Unaudited)

ASSETS
Current Assets
     Cash                                                  $     114                  $     137            $     162
     Accounts receivable - net                                28,686                     28,803               23,623
     Inventories - net                                         8,349                      8,673               10,225
     Prepaid expenses and other current assets                   973                        952                  774
                                                           ---------                  ---------            ----------
         Total current assets                                 38,122                     38,565               34,784
Fixed assets - net                                             3,721                      4,212                3,554
Other assets - net                                               400                        342                  432
Trademarks                                                     1,000                      1,000                   --
Goodwill                                                       2,257                      2,257                1,437
                                                           ---------                  ---------            ----------

         Total assets                                      $  45,500                  $  46,376            $  40,207
                                                           =========                  =========            ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
     Revolving credit borrowings                           $   6,857                  $   8,563            $   4,037
     Accounts payable                                          8,701                      7,913                9,882
     Accrued expenses                                          3,049                      3,198                2,645
     Term loan - current                                       1,700                      1,700                1,500
                                                           ---------                  ---------            ----------
          Total current liabilities                           20,307                     21,374               18,064
Term loan                                                      6,475                      7,325                7,125
Long term liabilities                                            734                        897                1,047
Deferred income taxes                                            125                         81                   --
                                                           ---------                  ---------            ----------
          Total liabilities                                   27,641                     29,677               26,236
STOCKHOLDERS' EQUITY
     Preferred stock, $.01 par value, authorized shares -        --                          --                   --
     1,000,000; outstanding shares- none
     Common stock, $.01 par value,                               281                        280                  275
          authorized shares - 50,000,000; issued shares -
          28,139,359 at December 31, 2004, 27,979,359
          at June 30, 2004 and 27,469,277 at December
          31, 2003
     Additional paid-in capital                              126,300                    126,234              125,985
     Deficit                                                (106,937)                  (108,030)            (110,315)
     Accumulated other comprehensive loss                       (305)                      (305)                (494)
     Less:  Treasury stock at cost -
          62,270 shares at December 31, 2004, June
          30, 2004 and December 31, 2003                      (1,480)                    (1,480)              (1,480)
                                                           ---------                  ---------            ----------

     Total stockholders' equity                               17,859                     16,699               13,971
                                                           ---------                  ---------            ----------

          Total liabilities and stockholders' equity       $  45,500                  $  46,376            $  40,207
                                                           =========                  =========            ==========

*Derived from audited financial statements at June 30, 2004.
See accompanying notes to condensed consolidated financial statements.

                      BERNARD CHAUS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
         (In thousands, except number of shares and per share amounts)

                                                                   For the Quarter Ended                For the Six Months Ended
                                                               December 31,       December 31,        December 31,      December 31,
                                                                  2004               2003                 2004             2003
                                                              -------------      -------------        ------------     -------------
                                                                        (Unaudited)                             (Unaudited)

Net revenue                                                   $    38,569        $      34,566        $    73,003       $     73,371
Cost of goods sold                                                 27,931               26,549             52,170             56,144
                                                              -------------      -------------        ------------     -------------
Gross profit                                                       10,638                8,017             20,833             17,227
Selling, general and administrative expenses                        9,889                7,877             18,986             15,713
                                                              -------------      -------------        ------------     -------------
Income from operations                                                749                  140              1,847              1,514
Interest expense                                                      341                  338                646                610
                                                              -------------      -------------        ------------     -------------
Income (loss) before for income tax provision (benefit)               408                 (198)             1,201                904
Income tax provision (benefit)                                         36                   (7)               108                 85
                                                              -------------      -------------        ------------     -------------
Net income (loss)                                             $       372        $        (191)       $     1,093       $        819
                                                              =============      =============        ============     =============
Basic earnings (loss) per share                               $      0.01        $       (0.01)       $      0.04       $       0.03
                                                              =============      =============        ============     =============
Diluted earnings (loss) per share                             $      0.01        $       (0.01)       $      0.04       $       0.03
                                                              =============      =============        ============     =============
Weighted average number of common
shares outstanding-basic                                       28,065,000           27,378,000         27,999,000         27,351,000
                                                              =============      =============        ============     =============
Weighted average number of common and common
equivalent shares outstanding- diluted                         30,500,000           27,378,000         30,591,000         30,889,000
                                                              =============      =============        ============     =============

See accompanying notes to condensed consolidated financial statements.

                      BERNARD CHAUS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                     For the Six Months Ended
                                                                         ------------------------------------------------
                                                                         December 31,                        December 31,
                                                                             2004                                2003
                                                                         ------------                       -------------
                                                                                           (Unaudited)

OPERATING ACTIVITIES
Net income                                                               $     1,093                       $          819
Adjustments to reconcile net income to net cash provided by (used
 in) operating activities:
   Depreciation and amortization                                                 646                                  671
   Provision for losses on accounts receivable                                    --                                  (20)
   Deferred income taxes                                                          44                                   --
Changes in operating assets and liabilities:
   Accounts receivable                                                           117                               (3,607)
   Inventories                                                                   324                                  471
   Prepaid expenses and other assets                                            (135)                                 (55)
   Accounts payable                                                              788                               (2,865)
   Accrued expenses and long term liabilities                                   (312)                                (924)
                                                                        -------------                      ---------------
Net Cash Provided by (Used In) Operating Activities                            2,565                               (5,510)
                                                                        -------------                      ---------------
INVESTING ACTIVITIES
  Acquisition of business                                                         --                                  (42)
  Purchases of fixed assets                                                      (99)                                (266)
                                                                        -------------                      ---------------
Net Cash Used In Investing Activities                                            (99)                                (308)
                                                                        -------------                      ---------------
FINANCING ACTIVITIES
  Net (payments) proceeds from short-term bank borrowings                     (1,706)                               4,037
  Principal payments on term loans                                              (850)                                (750)
  Net proceeds from exercise of stock options                                     67                                   43
                                                                        -------------                      ---------------
Net Cash (Used In) Provided By Financing Activities                           (2,489)                               3,330
                                                                        -------------                      ---------------
Decrease in cash and cash equivalents                                            (23)                              (2,488)
Cash and cash equivalents, beginning of period                                   137                                2,650
                                                                        -------------                      ---------------
Cash, end of period                                                      $       114                       $          162
                                                                        =============                      ===============
Cash paid for:
  Taxes                                                                  $        70                       $          226
                                                                        =============                      ===============
  Interest                                                               $       565                       $          469
                                                                        =============                      ===============

See accompanying notes to condensed consolidated financial statements.

                      BERNARD CHAUS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
            Six Months Ended December 31, 2004 and December 31, 2003

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

New Accounting Pronouncements:

         In November 2004, the FASB issued SFAS No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4". SFAS No. 151 retains the general principle of ARB 43, Chapter 4, "Inventory Pricing (AC Section I78)", that inventories are presumed to be stated at cost; however, it amends ARB 43 to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventories based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. The Company does not anticipate that SFAS No.
151 and it will have a significant impact on the Company's overall results of operations or financial position.

            In December 2004, the FASB issued SFAS No. 153, "Exchanges of
Nonmonetary Assets, an amendment of APB Opinion No. 20, Accounting for Non monetary Transactions". The amendments made by SFAS 153 are based on the principle

                      BERNARD CHAUS, INC. AND SUBSIDIARIES

that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement shall be applied prospectively and is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June
15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The Company does not anticipate that the adoption of SFAS 153 will have a significant impact on the Company's overall results of operations or financial position.

         In December 2004, the FASB issued SFAS No. 123 (revised 2004),
"Share-Based Payment". SFAS 123(R) requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. The amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. SFAS 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS 123(R) replaces SFAS No. 123, "Accounting for
Stock-Based Compensation" and supersedes APB Opinion No. 25, "Accounting for
Stock Issued to Employees". This statement is effective as of the first interim or annual reporting period that begins after June 15, 2005. The Company is required to implement this new standard in the quarter ending September 30,
2005. The impact of this new standard, if it had been in effect, on the net earnings and related per share amounts of our fiscal years ended in June 2004,
2003 and 2002 was disclosed in Note 2, Summary of Significant Accounting
Policies, Stock-Based Compensation of our Financial Statements included in our
Form 10-k for the fiscal year ended June 30, 2004. The impact of this new standard, if it had been in effect, on the net earnings and related per share amounts of our fiscal quarter ended December 31, 2004 is disclosed in Note 1 below.

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

Revenue Recognition:

         The Company recognizes revenue upon shipment of products to customers since title and risk of loss passes upon shipment. Provisions for estimated uncollectible accounts, discounts and returns and allowances are provided when sales are recorded based upon historical experience and current trends. While such amounts have been within expectations and the provisions established, the
Company cannot guarantee that it will continue to experience the same rates as in the past. Design revenue, which is less than 1% of total revenue, is recognized when designs are manufactured and shipped.

Credit Terms:

         Through March 31, 2004, the Company extended credit to the majority of its customers through a factoring agreement with The CIT Group/Commercial
Services, Inc. ("CIT"). Under the factoring arrangement, the Company receives payment from CIT only after CIT has been paid by the Company's customers. CIT assumes only the risk of the Company's customers' insolvency. All other receivable risks are retained by the Company, including, but not limited to, allowable customer markdowns, operational chargebacks, disputes, discounts, and returns. Effective March 31, 2004, the Company, the Company's SL Danielle
subsidiary and CIT agreed to terminate the Factoring Agreements between them. In connection with the termination of those Factoring Agreements, the Company's wholly-owned subsidiary, Cynthia Steffe Acquisition, LLC ("CS Acquisition") and
CIT entered into an amendment of their Factoring Agreement revising only the factoring commission. Receivables related to sales of Cynthia Steffe product lines continue to be factored. Effective April 1, 2004 the Company extends credit to its customers, other than customers of CS Acquisition based upon an evaluation of the customer's financial condition and credit history. As of
December 31, 2004 approximately 90% of the Company's accounts receivable was non-factored.

                      BERNARD CHAUS, INC. AND SUBSIDIARIES

Accounts Receivable:

         Accounts Receivable are net of allowances and anticipated discounts. An allowance for doubtful accounts is determined through analysis of the aging of accounts receivable at the date of the financial statements, assessments of collectibility based on historic trends and an evaluation of the impact of economic conditions. This amount is not significant primarily due to the
Company's history of minimal bad debts and the factoring agreement. An allowance for discounts is based on those discounts relating to open invoices where trade discounts have been extended to customers. Costs associated with potential returns of products as well as allowable customer markdowns and operational charge backs, net of expected recoveries, are included as a reduction to net revenue and are part of the provision for allowances included in Accounts
Receivable. These provisions result from seasonal negotiations as well as historic deduction trends, net expected recoveries and the evaluation of current market conditions. As of December 31, 2004, June 30, 2004 and December 31, 2003,
Accounts Receivable was net of allowances of $1.8 million, $1.2 million and $0.4 million, respectively.

Inventories:

            Inventories are stated at the lower of cost or market, cost being determined on the first-in, first-out method. Reserves for slow moving and aged merchandise are provided based on historical experience and current product demand. Inventory reserves were $1.0 million at December 31, 2004, $0.8 million at June 30, 2004, and $0.7 million at December 31, 2003. Inventory reserves are based upon the level of excess and aged inventory and the Company's estimated recoveries on the sale of the inventory. While markdowns have been within expectations and the provisions established, the Company cannot guarantee that it will continue to experience the same level of markdowns as in the past.

Cash and Cash Equivalents:

         All highly liquid investments with an original maturity of three months or less at the date of purchase are classified as cash equivalents.

Income Taxes:

         The Company accounts for income taxes under the asset and liability method in accordance with Statement of Financial Accounting Standards ("SFAS")
No. 109, Accounting for Income Taxes. Deferred income taxes reflect the future tax consequences of differences between the tax bases of assets and liabilities and their financial reporting amounts at year-end. The Company periodically reviews its historical and projected taxable income and considers available information and evidence to determine if it is more likely than not that a portion of the deferred tax assets will be realized. A valuation allowance is established to reduce the deferred tax assets to the amount that is more likely than not to be realized. As of December 31, 2004, June 30, 2004 and December 31,
2003, based upon its evaluation, the Company recorded a full valuation allowance on its deferred tax assets. If the Company determines that a portion of the deferred tax assets will be realized in the future, a portion of the valuation allowance will be reduced and the Company will provide for income tax expense
(benefit) in its Statement of Operations at its estimated effective tax rate.

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

                      BERNARD CHAUS, INC. AND SUBSIDIARIES

                                                                         For the Three Months Ended       For the Six Months Ended
                                                                        December 31,    December 31,    December 31,   December 31,
                                                                            2004            2003            2004           2003
                                                                       --------------  ------------- ----------------  -------------
                                                                                               (Unaudited)
                                                                                  (In thousands except per share amounts)

Net income (loss), as reported                                             $    372         $   (191)        $  1,093        $  819
Deduct: Total stock-based employee compensation expense
   determined under fair value based method, net of tax effects                 (88)             (43)            (165)         (118)
                                                                       --------------  --------------- --------------  -------------
Proforma net income (loss)                                                 $    284         $   (234)        $    928        $   701
                                                                       ==============  =============== ==============  =============
Earnings per share:
    Basic-as reported                                                      $   0.01         $  (0.01)        $   0.04        $  0.03
                                                                       ==============  =============== ==============  =============
    Basic-proforma                                                         $   0.01         $  (0.01)        $   0.03        $  0.03
                                                                       ==============  =============== ==============  =============
    Diluted-as reported                                                    $   0.01         $  (0.01)        $   0.04        $  0.03
                                                                       ==============  =============== ==============  =============
    Diluted-proforma                                                       $   0.01         $  (0.01)        $   0.03        $  0.02
                                                                       ==============  =============== ==============  =============

The following assumptions were used in the Black Scholes option-pricing model that was utilized to determine stock-based employee compensation expense under the fair value based method:

                                                     For the Three                      For the Three
                                                     Months Ended                       Months Ended
                                                   December 31, 2004                  December 31, 2003
                                                  -------------------                -------------------

Weighted average fair value of stock options             $0.73                              $0.88
  granted
Risk-free Interest rate                                   4.12%                              4.18%
Expected dividend yield                                  $0.00                              $0.00
Expected life of option                                   10.0 years                         10.0 years
Expected volatility                                       86%                                103%

Earnings Per Share:

         Basic earnings per share have been computed by dividing the applicable net income by the weighted average number of common shares outstanding. Diluted earnings per share has been computed for the Quarter and six months ended
December 31, 2004 and December 31, 2003 by dividing the applicable net income by the weighted average number of common shares outstanding and common equivalents.
Potentially dilutive shares were not included in the calculation of diluted net loss per share for the three months ended December 31,2003 as their inclusion would be antidilutive.

                                                              For the Three Months Ended           For the Six Months Ended
                                                            December 31,      December 31,      December 31,      December 31,
Denominator for earnings per share (in millions)                2004              2003              2004              2003
                                                          ---------------  -----------------  ----------------  ----------------

Denominator for basic earnings per share
 weighted-average shares outstanding                               28.1              27.4              28.0              27.4
Assumed exercise of potential common shares                         2.4               --                2.6               3.5
                                                          ---------------  ------------------ ----------------  ----------------

Denominator for diluted earnings per share                         30.5              27.4              30.6              30.9
                                                          ===============  ================== ================  ================

                      BERNARD CHAUS, INC. AND SUBSIDIARIES

Reclassifications:

         Certain reclassifications have been made to conform to the current period presentation.

2.       Inventories - net

                                  December 31,        June 30,        December 31,
                                      2004              2004              2003
                                ----------------  ---------------   ----------------
                                                   (in thousands)
                                   (unaudited)                        (unaudited)

           Raw materials              $    2,786    $    1,275      $     1,540
           Work-in-process                   251           283                6
           Finished goods                  6,354         7,885            9,373
           Inventory reserves             (1,042)         (770)            (694)
                                ----------------  ---------------   ----------------
           Total                $          8,349    $    8,673      $    10,225
                                ================  ==============    ================

          Inventories are stated at the lower of cost, using the first in first-out (FIFO) method, or market. Included in finished goods inventories is merchandise in transit of approximately $2.3 million at December 31, 2004, $5.2 million at June 30, 2004 and $7.6 million at December 31, 2003.

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

         At the option of the Company, the Revolving Facility and the Term Loan
each may bear interest either at the JP Morgan Chase Bank Rate ("Prime Rate") or the London Interbank Offered Rate ("LIBOR"). If the Company chooses the Prime
Rate, the interest (i) on the Revolving Facility accrues at a rate of 1/2 of 1%
above the Prime Rate (ii) on the Term Loan accrues at a rate of 1% above the
Prime Rate. If the Company chooses LIBOR, the interest (i) on the Revolving
Facility accrues at a rate of 3 1/4% above LIBOR (2.75% above LIBOR from and after November 2004) (ii) on the Term Loan accrues at a rate of 3 3/4% above
LIBOR. From the inception of the financing agreement through December 31, 2004, the Company has elected the Prime Rate option. Pursuant to the November 2004 amendment to the Financing Agreement described below, each of the foregoing interest rates is subject to an annual upward or downward adjustment by 1/4 of
1%, commencing with the month following delivery of the Company's consolidated financial statements to CIT for fiscal 2005, fiscal 2006 and fiscal 2007 based upon the Company's borrowing availability, fixed charge coverage ratio and leverage ratio as in effect at each such adjustment period. The interest rate as of December 31, 2004 on the Revolving Facility was 5.5% and on the Term Loan was
6.0%.

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

         The Financing Agreement contains numerous financial and operational covenants, including limitations on additional indebtedness, liens, dividends, stock repurchases and capital expenditures. In addition, the Company is required to maintain (i)

                      BERNARD CHAUS, INC. AND SUBSIDIARIES

specified levels of tangible net worth, (ii) certain fixed charge coverage ratios, (iii) certain leverage ratios, and (iv) specified levels of minimum borrowing availability under the Revolving Facility. At December 31, 2004, the
Company was in compliance with all of its covenants. In the event of the early termination by the Company of the Financing Agreement, the Company will be liable for termination fees of $150,000 if termination occurs prior to November
11, 2007. The Company may prepay at any time, in whole or in part, the Term Loan without penalty. A fee of $125,000 was paid in connection with the original
Financing Agreement. The expiration of the Financing Agreement was initially set for September 27, 2005 and was extended to October 1, 2008 by an amendment dated
November 11, 2004.

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

         On January 30, 2004, the Company and CIT agreed to an amendment to the
Financing Agreement in order to facilitate the Cynthia Steffe acquisition discussed in Note 4. The Company and CIT agreed to add the Company's wholly-owned subsidiary, CS Acquisition as a co-borrower under the Financing
Agreement and related Factoring Agreement. Accordingly, the Company and CIT (i)
amended the Financing Agreement pursuant to a joinder agreement, which also constitutes Amendment No. 2 to the Financing Agreement (the "Second Amended
Financing Agreement") and (ii) entered into a new factoring agreement with CS
Acquisition, to add CS Acquisition as a co-borrower. The obligations of the
Company, S.L. Danielle and CS Acquisition under the Second Amended Financing
Agreement are secured by a first priority lien on substantially all of the assets of the Company, S.L. Danielle and CS Acquisition, including their respective accounts receivables, inventory, intangibles, equipment, and trademarks and a pledge of the Company's stock interest and membership interest in the Company's subsidiaries. The Second Amended Financing Agreement also provided, among other things for (i) an increase in the amount of the Term Loan by $1.2 million to cover a portion of the purchase price of the Cynthia Steffe assets which had initially been paid for through revolving credit borrowings under the Revolving Facility; (ii) an increase in the quarterly amortization payments on the Term Loan from $375,000 to $425,000; and (iii) the amendment of certain financial covenants for fiscal 2004 (including the fixed charge coverage ratio and the minimum borrowing availability covenants) to provide for the
Cynthia Steffe operations and to be consistent with the Company's then latest business plan for fiscal 2004.

         On September 15, 2004 the Company and CIT agreed to further amend the
Financing Agreement to modify the financial covenants to be consistent with the
Company's then latest business plan for fiscal 2005.

         On November 11, 2004 the Company and CIT agreed to further amend the
Financing Agreement to extend the term of the agreement to October 1, 2008. In conjunction with this amendment, the Company and CIT 1) revised interest rates as described above; 2) revised the borrowing availability calculation under the agreement; and 3) revised certain financial covenants for fiscal 2005 and established financial covenants for fiscal 2006. A facility fee of $100,000 was paid in connection with the amendment.

         On December 31, 2004, the Company had $10.1 million of outstanding letters of credit under the Revolving Facility, total availability of approximately $11.5 million under the Amended Financing Agreement, a balance of
$8.2 million on the Term Loan and $6.9 million in revolving credit borrowings.
On December 31, 2003, the Company had $11.7 million of outstanding letters of credit under the Revolving Facility, total availability of approximately $6.7 million under the Amended Financing Agreement, a balance of $8.6 million on the
Term Loan and $4.0 million in revolving credit borrowings. At June 30, 2004, the
Company had $8.0 million of outstanding letters of credit, total availability of approximately $11.6 million, a balance of $9.0 million on the Term Loan and $8.6 million in revolving credit borrowings.

Factoring Agreement

         On September 27, 2002 the Company also entered into a factoring agreement with CIT (the "Factoring Agreement"). The Factoring Agreement provided for a factoring commission equal to 4/10 of 1% of the gross face amount of all accounts factored by CIT, plus certain customary charges. The minimum factoring commission fee per year was $500,000. The

                      BERNARD CHAUS, INC. AND SUBSIDIARIES

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

4.        Cynthia Steffe Acquisition

           On January 2, 2004, CS Acquisition, a newly formed subsidiary of the
Company acquired certain assets of the Cynthia Steffe division of LF Brands
Marketing, Inc., including inventory and showroom fixtures. The Company also acquired the Cynthia Steffe trademarks from Cynthia Steffe for consideration equal to $1.0 million under a separate agreement. The Cynthia Steffe business designs, arranges for the manufacture of, markets and sells a women's apparel line, under the Cynthia Steffe trademarks. As a result of the acquisition, the
Company expects to increase its sales volume through the sale of Cynthia Steffe product lines. The results of Cynthia Steffe's operations have been included in the consolidated financial statements commencing January 2, 2004. The aggregate purchase price was approximately $2.2 million, plus the payment of $0.5 million in satisfaction of certain liabilities, plus transaction fees and related acquisition costs of $0.2 million. The acquisition was initially funded out of borrowings under the Revolving Facility of which $1.2 million was subsequently rolled into the Term Loan.

         The following unaudited pro forma information presents financial information of the Company as though the acquisition had been completed as of the beginning of the periods set forth below.

                                             For the Three Months Ended               For the Six Months Ended
                                                    December 31,                            December 31,
                                                        2003                                    2003
                                          --------------------------------------------------------------------------
                                                                          (Unaudited)
                                                            (In thousands except per share amounts)

Net sales                                             $37,055                                 $79,060
Net income                                                 70                                     947
Basic income per share                                $    --                                   $0.03
Diluted income per share                              $    --                                   $0.03

                      BERNARD CHAUS, INC. AND SUBSIDIARIES

5.       Pension Plan

     Components of Net Periodic Benefit Cost

                                                 Pension Plan                               Pension Plan
                                          For the Three Months Ended                  For the Six Months Ended
                                       December 31,        December 31,           December 31,       December 31,
                                           2004                2003                   2004               2003
                                   ------------------   ------------------     ------------------   ----------------
                                                 (Unaudited)                                 (Unaudited)
                                                (In Thousands)                              (In Thousands)

Service cost                                     $18                 $18                   $36                 $36
Interest cost                                     22                  20                    44                  40
Expected return on plan assets                  (19)                (17)                  (38)                (34)
Amortization of net loss                           5                  10                    10                  20
                                   ---------------------   -----------------   -------------------   -----------------
Net periodic benefit cost                        $26                 $31                   $52                 $62
                                   =====================   =================   ===================   =================

     Employer Contributions

         For the six months ended December 31, 2004 the Company's contribution to the pension plan was $28,000. The Company anticipates contributing an additional $60,000 to fund its pension plan in fiscal 2005 for a total of
     $88,000.

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

Results of Operations

         Net revenue for the quarter ended December 31, 2004 increased by 11.6
%, or $4.0 million, to $38.6 million from $34.6 million for the quarter ended
December 31, 2003. Units sold increased by approximately 17% and the overall price per unit decreased by 6%. The Cynthia Steffe product lines acquired in
January 2004 and the increase in SL Danielle's product lines contributed $16.5 million to revenues for the quarter ended December 31, 2004. This increase was offset by a decrease of approximately $12.5 million in sales of Chaus and other product lines sold to department stores and discount stores.

         Net revenue for the six months ended December 31, 2004 decreased by 0.5
%, or $0.4 million, to $73.0 million from $73.4 million for the six months ended
December 31, 2003. Units sold decreased by approximately 1 % and the overall price per unit increased by 1%. The Cynthia Steffe product lines acquired in
January 2004 and the increase in SL Danielle's product lines contributed $24.1 million to revenues for the six months ended December 31, 2004. This increase was offset by a decrease of approximately $24.5 million in sales of Chaus and other product lines sold to department stores and discount stores.

         Gross profit for the quarter ended December 31, 2004 increased $2.6 million to $10.6 million as compared to $8.0 million for the quarter ended
December 31, 2003. As a percentage of net revenue, gross profit increased to
27.6% for the quarter ended December 31, 2004 from 23.2% for the quarter ended
December 31, 2003. Gross profit for the six months ended December 31, 2004 increased $3.6 million to $20.8 million as compared to $17.2 million for the six months ended December 31, 2003. As a percentage of net revenue, gross profit increased to 28.5% for the six months ended December 31, 2004 from 23.5% for the six months ended December 31, 2003. The increase in gross profit dollars and gross profit percentage for the quarter and six months was primarily attributable to the gross profit dollars and gross profit percentage of the
Company's Cynthia Steffe and S.L. Danielle divisions. This increase in gross profit dollars and gross profit percentage more than offset a decrease in gross profit dollars and gross profit percentage associated with Chaus and other product lines sold to department stores and discount stores.

         Selling, general and administrative ("SG&A") expenses increased by $2.0 million to $9.9 million (25.6% of net revenue) for the quarter ended December
31, 2004 from $7.9 million (22.8% of net revenue) for the quarter ended December
31, 2003. The increase was primarily due to SG&A expenses related to the Cynthia
Steffe product lines acquired in January 2004. The main components of the increase in SG&A expenses for the quarter ended December 31, 2004 were payroll
and

                      BERNARD CHAUS, INC. AND SUBSIDIARIES

payroll related costs ($1.4 million), design related costs ($0.3 million) and other SG&A expenses ($0.3 million). The increase in SG&A expenses as a percentage of net revenue was due to the lower sales volume, which reduced the
Company's leverage on SG&A expenses.

         Selling, general and administrative ("SG&A") expenses increased by $3.3 million to $18.9 million (26.0% of net revenue) for the six months ended
December 31, 2004 from $15.7 million (21.4% of net revenue) for the six months ended December 31, 2003. The increase was primarily due to SG&A expenses related to the Cynthia Steffe product lines acquired in January 2004. The main components of the increase in SG&A expenses for the six months ended December
31, 2004 were payroll and payroll related costs ($2.4 million), design related costs ($0.5 million) and marketing and advertising costs ($0.3 million). The increase in SG&A expenses as a percentage of net revenue was due to the lower sales volume, which reduced the Company's leverage on SG&A expenses.

          Interest expense was approximately the same for the quarter ended
December 31, 2004 as compared to the quarter ended December 31, 2003 due to lower average bank borrowings offset by higher interest rates. Interest expense for the six months ended December 31, 2004 was slightly higher due to higher average borrowings and higher interest rates.

          The Company's income tax provision for the quarters and the six months ended December 31, 2004 and 2003, includes federal alternative minimum taxes
(AMT) resulting from the use of the Company's net operating loss (NOL)
carryforward from prior years and provisions for state and local taxes. New
Jersey enacted tax legislation temporarily suspending the use of net operating loss (NOL) carryforwards against income for fiscal 2004 and allowing 50% use of net operating loss (NOL) carryforwards against income for fiscal 2005.

         The Company periodically reviews its historical and projected taxable income and considers available information and evidence to determine if it is more likely than not that a portion of the deferred tax assets will be realized.
A valuation allowance is established to reduce the deferred tax assets to the amount that is more likely than not to be realized. As of December 31, 2004,
June 30, 2004 and December 31, 2003, based upon its evaluation of taxable income and the current business environment, the Company recorded a full valuation allowance on its deferred tax assets including NOL's. If the Company determines that a portion of the deferred tax assets will be realized in the future, a portion of the valuation allowance will be reduced and the Company will provide for income tax expense (benefit) in its Statement of Operations at its estimated effective tax rate. See discussion below under Critical Accounting Policies and
Estimates regarding income taxes and the Company's federal net operating loss carryforward.

Financial Position, Liquidity and Capital Resources

General

         Net cash provided by operating activities was $2.6 million for the six months ended December 31, 2004 as compared to cash used in operating activities of $5.5 million for the six months ended December 31, 2003. Cash provided by operating activities for such six-month period of fiscal 2005 resulted primarily from net income ($1.1million), an increase in accounts payable ($0.8 million)
and depreciation and amortization ($0.6 million). Cash used in operating activities for such six month period of fiscal 2004 was primarily the result of an increase in accounts receivable ($3.6 million), a decrease in accounts payable ($2.9 million), a decrease in accrued expenses ($0.9 million), partially offset by net income ($0.8 million) and depreciation and amortization ($0.7 million).

         Cash used in investing activities in the six months ended December 31,
2004 was $0.1 million compared to $0.3 million in the previous year. The capital expenditures for the six months ended December 31, 2004 and 2003 consisted primarily of management information system upgrades. The Company anticipates additional capital expenditures of approximately $0.4 million for the remainder of fiscal 2005.

         Net cash used in financing activities of $2.5 million for the six months ended December 31, 2004 was primarily the result of principal payments on term loan of $0.9 million and payments on short-term bank borrowings of $1.7 million. Net cash provided by financing activities was $3.3 million for the six months ended December 31, 2003 primarily as the result of net

                      BERNARD CHAUS, INC. AND SUBSIDIARIES

proceeds from short-term borrowings of $4.0 million partially offset by principal payments on the Term Loan of $0.8 million.

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

         At the option of the Company, the Revolving Facility and the Term Loan
each may bear interest either at the JP Morgan Chase Bank Rate ("Prime Rate") or the London Interbank Offered Rate ("LIBOR"). If the Company chooses the Prime
Rate, the interest (i) on the Revolving Facility accrues at a rate of 1/2 of 1%
above the Prime Rate (ii) on the Term Loan accrues at a rate of 1% above the
Prime Rate. If the Company chooses LIBOR, the interest (i) on the Revolving
Facility accrues at a rate of 3 1/4% above LIBOR (2.75% above LIBOR from and after November 2004) (ii) on the Term Loan accrues at a rate of 3 3/4% above
LIBOR. From the inception of the financing agreement through December31, 2004, the Company has elected the Prime Rate option. Pursuant to the November 2004 amendment to the Financing Agreement described below, each of the foregoing interest rates is subject to an annual upward or downward adjustment by 1/4 of
1%, commencing with the month following delivery of the Company's consolidated financial statements to CIT for fiscal 2005, fiscal 2006 and fiscal 2007 based upon the Company's borrowing availability, fixed charge coverage ratio and leverage ratio as in effect at each such adjustment period. The interest rate as of December 31, 2004 on the Revolving Facility was 5.5% and on the Term Loan was
6.0%.

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

                      BERNARD CHAUS, INC. AND SUBSIDIARIES

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
The obligations of the Company, S.L. Danielle and CS Acquisition under the
Second Amended Financing Agreement are secured by a first priority lien on substantially all of the assets of the Company, S.L. Danielle and CS
Acquisition, including their respective accounts receivables, inventory, intangibles, equipment, and trademarks and a pledge of the Company's stock interest and membership interest in the Company's subsidiaries. The Second
Amended Financing Agreement also provided, among other things for (i) an increase in the amount of the Term Loan by $1.2 million to cover a portion of the purchase price of the Cynthia Steffe assets which had initially been paid for through revolving credit borrowings under the Revolving Facility; (ii) an increase in the quarterly amortization payments on the Term Loan from $375,000 to $425,000; and (iii) the amendment of certain financial covenants for fiscal
2004 (including the fixed charge coverage ratio and the minimum borrowing availability covenants) to provide for the Cynthia Steffe operations and to be consistent with the Company's then latest business plan for fiscal 2004.

         On September 15, 2004 the Company and CIT agreed to further amend the
Financing Agreement to modify the financial covenants to be consistent with the
Company's then latest business plan for fiscal 2005.

         On November 11, 2004 the Company and CIT agreed to further amend the
Financing Agreement to extend the term of the agreement to October 1, 2008. In conjunction with this amendment, the Company and CIT 1) revised interest rates as described above; 2) revised the borrowing availability calculation under the agreement; and 3) revised certain financial covenants for fiscal 2005 and established financial covenants for fiscal 2006. A facility fee of $100,000 was paid in connection with the amendment.

         On December 31, 2004, the Company had $10.1 million of outstanding letters of credit under the Revolving Facility, total availability of approximately $11.5 million under the Amended Financing Agreement, a balance of
$8.2 million on the Term Loan and $6.9 million in revolving credit borrowings.
On December 31, 2003, the Company had $11.7 million of outstanding letters of credit under the Revolving Facility, total availability of approximately $6.7 million under the Amended Financing Agreement, a balance of $8.6 million on the
Term Loan and $4.0 million in revolving credit borrowings. At June 30, 2004, the
Company had $8.0 million of outstanding letters of credit, total availability of approximately $11.6 million, a balance of $9.0 million on the Term Loan and $8.6 million in revolving credit borrowings.

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

Future Financing Requirements

         At December 31, 2004, the Company had working capital of $17.8 million as compared with working capital of $16.1 million at December 31, 2003. The
Company's business plan requires the availability of sufficient cash flow and borrowing capacity to finance its product lines. The Company expects to satisfy such requirements through cash flow from operations and borrowings under its
Financing Agreement. The Company believes that it has adequate resources to meet its

                      BERNARD CHAUS, INC. AND SUBSIDIARIES

needs for the foreseeable future assuming that it meets its business plan and satisfies the covenants set forth in the Financing Agreement.

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

             Accounts Receivable - Accounts Receivable are net of allowances and anticipated discounts. An allowance for doubtful accounts is determined through analysis of the aging of accounts receivable at the date of the financial statements, assessments of collectibility based on historic trends and an evaluation of the impact of economic conditions. This amount is not significant primarily due to the Company's history of minimal bad debts and the factoring agreement. An allowance for discounts is based on those discounts relating to open invoices where trade discounts have been extended to customers. Costs associated with potential returns of products as well as allowable customer markdowns and operational charge backs, net of expected recoveries, are included as a reduction to net revenue and are part of the provision for allowances included in Accounts Receivable. These provisions result from seasonal negotiations as well as historic deduction trends, net expected recoveries and the evaluation of current market conditions. Account Receivable reserves were
$1.8 million, $1.2 million and $0.4 million at December 31, 2004, June 30, 2004, and December 31, 2003, respectively.

            Inventories - Inventory is stated at the lower of cost or market, cost being determined on the first-in, first-out method. Reserves for slow moving and aged merchandise are provided based on historical experience and current product demand. Inventory reserves were $1.0 million at December 31,
2004, $0.8 million at June 30, 2004 and $0.7 million at December 31, 2003, respectively. Inventory reserves are based upon the level of excess and aged inventory and the Company's estimated recoveries on the sale of the inventory.
While markdowns have been within expectations and the provisions established, the Company cannot guarantee that it will continue to experience the same level of markdowns as in the past.

            Valuation of Long-Lived Assets, Trademarks and Goodwill - The
Company periodically reviews the carrying value of its long-lived assets and
Trademarks for continued appropriateness. This review is based upon projections of anticipated future undiscounted cash flows. While the Company believes that its estimates of future cash flows are reasonable, different assumptions regarding such cash flows could materially affect evaluations. The Company evaluates goodwill at least annually or whenever events and changes in circumstances suggest that the carrying amount may not be recoverable from its estimated future cash flows. To the extent these future projections or the
Company's strategies change, the conclusion regarding impairment may differ from the current estimates.

            Income Taxes- The Company's results of operations have generated a federal tax net operating loss ("NOL") carryforward of approximately $93.0 million as of June 30, 2004. Generally accepted accounting principles require that the Company record a valuation allowance against the deferred tax asset associated with this NOL if it is "more likely than not" that the Company will not be able to utilize it to offset future taxable income. As of December 30,
2004 and June 30, 2004, based upon its evaluation of the Company's historical and projected results of operations, the current business environment and the magnitude of the NOL, the Company recorded a full valuation allowance on its deferred tax assets including NOL's. The

                      BERNARD CHAUS, INC. AND SUBSIDIARIES

provision for income taxes primarily relates to federal alternative minimum taxes (AMT) and state and local taxes. It is possible, however, that the Company could be profitable in the future at levels which cause management to conclude that it is more likely than not that the Company will realize all or a portion of the NOL carryforward. Upon reaching such a conclusion, the Company would record the estimated net realizable value of the deferred tax asset at that time and would then provide for income taxes at a rate equal to its combined federal and state effective rates. Subsequent revisions to the estimated net realizable value of the deferred tax asset could cause the Company's provision for income taxes to vary from period to period, although its cash tax payments would remain unaffected until the benefit of the NOL is utilized.

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

         At December 31, 2004 and 2003, the carrying amounts of the Company's revolving credit borrowings and term loan approximated fair value. As of
December 31, 2004, the Company's revolving credit borrowings bore interest at
5.5% and the term loan bore interest at 6.0%. As of December 31, 2004, a hypothetical immediate 10% adverse change in prime interest rates relating to the Company's revolving credit borrowings and term loan would have a $0.1 million unfavorable impact on its earnings and cash flows over a one-year period.

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

         Each fiscal quarter the Company carries out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chairwoman and Chief Executive Officer along with the Company's
Chief Financial Officer, of the effectiveness of the design and operation of the
Company's disclosure controls and procedures pursuant to Exchange Act Rule
13a-15. Based upon the foregoing, the Company's Chairwoman and Chief Executive
Officer along with the Company's Chief Financial Officer, concluded that, as of
December 31, 2004, the Company's disclosure controls and procedures were effective in timely alerting them to material information relating to the
Company (including its consolidated subsidiaries) required to be included in the
Company's Exchange Act reports.

         During the fiscal quarter ended December 31, 2004, there has been no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                      BERNARD CHAUS, INC. AND SUBSIDIARIES

PART II - OTHER INFORMATION

Item 4.           Submission of Matters to a Vote of Security Holders

         (a)      The Annual Meeting of Stockholders of the Company was held on
                  November 10, 2004 at 9:00 a.m.

         (c)      At such meeting, the Stockholders voted on two matters:

         Matter: The election of five directors of the Company to serve until the next Annual Meeting of Stockholders and until their
                 respective successors have been elected and qualified.

                                       Number of Shares

                                                  For                   Abstain
                                               ----------               -------

                 Philip G. Barach              27,383,756               128,219
                 Josephine Chaus               27,324,598               187,377
                 Nicholas DiPaolo              27,323,913               188,062
                 S. Lee Kling                  27,323,092               188,883
                 Harvey M. Krueger.            27,383,751               128,224

         Matter: The approval of an amendment to the Company's Stock Option Plan to provide for an increase of the number of shares of common stock that may be granted pursuant To the Stock Option Plan from 6,750,000 to 7,750,000:

                                Number of Shares

                 For             Against         Abstain        Broker Non-Votes
                 ---             -------         -------        ----------------

                 21,352,245      509,654         140,156        5,509,920

                      BERNARD CHAUS, INC. AND SUBSIDIARIES

Item 6.  Exhibits

  *10.115      Amendment to Employment Agreement dated October 18, 2004 between the Company and NicholasDiPaolo.

  *10.116      Employment Agreement dated October 18, 2004 between the Company and David Panitz.

  *10.117      Amendment No. 4 to Financing Agreement among the Company, S.L.
               Danielle, Cynthia Steffe Acquisition, LLC and the CIT
               Group/Commercial Services, Inc. as agent, dated November 11,
               2004.

  *10.118      Amendment No. 2 to Factoring Agreement between Cynthia Steffe
               Acquisition LLC and the CIT Group/Commercial Services, Inc.,
               dated November 11, 2004.

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

                                    BERNARD CHAUS, INC.
                                    (Registrant)

Date:    February 14, 2005          By:  /s/ Josephine Chaus
                                         -----------------------
                                    JOSEPHINE CHAUS
                                    Chairwoman of the Board, and
                                    Chief Executive Officer

Date:    February 14, 2005          By: /s/ Nicholas DiPaolo
                                        -----------------------
                                    NICHOLAS DIPAOLO
                                    Vice Chairman of the Board

Date:    February 14, 2005          By: /s/ David Panitz
                                        -----------------------
                                    DAVID PANITZ
                                    Chief Operating Officer

Date:    February 14, 2005          By: /s/ Barton Heminover
                                        -----------------------
                                    BARTON HEMINOVER
                                    Chief Financial Officer

                      BERNARD CHAUS, INC. AND SUBSIDIARIES

                                INDEX TO EXHIBITS

 Exhibit Number                                   Exhibit Title
 --------------                             ------------------------

10.115                           Amendment to Employment Agreement dated October 18, 2004 between the Company and
                                 Nicholas DiPaolo.

10.116                           Employment Agreement dated October 18, 2004 between the Company and David Panitz.

10.117                           Amendment No. 4 to Financing Agreement among the Company, S.L. Danielle, Cynthia Steffe
                                 Acquisition, LLC and the CIT Group/Commercial Services, Inc. as agent, dated November
                                 11, 2004.

10.118                           Amendment No. 2 to Factoring Agreement between Cynthia Steffe Acquisition LLC and the
                                 CIT Group/Commercial Services, Inc., dated November 11, 2004.

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

