Form 10-Q
period 2005-03-31
CHAUS BERNARD INC
filed 2005-05-16
CIK 793983

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 5(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934.

                 For the quarterly period ended March 31, 2005.

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

         Date                      Class                   Shares Outstanding
         ----                      -----                   ------------------
    May 16, 2005        Common Stock, $0.01 par value          28,097,089

                                      INDEX

PART I FINANCIAL INFORMATION
----------------------------

Item 1.     Condensed Consolidated Financial Statements (Unaudited)       PAGE

            Condensed Consolidated Balance Sheets as of
            March 31, 2005, June 30, 2004 and
            March 31, 2004                                                   3

            Condensed Consolidated Statements of Income for the
            Quarters and Nine Months ended March 31, 2005 and 2004           4

            Condensed Consolidated Statements of Cash Flows for the
            Nine Months ended March 31, 2005 and 2004                        5

            Notes to Condensed Consolidated Financial Statements             6

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                             14

Item 3.     Quantitative and Qualitative Disclosures About Market Risk      19

Item 4.     Controls and Procedures                                         19

PART II     OTHER INFORMATION
-------     -----------------

Item 6.     Exhibits                                                        21

SIGNATURES                                                                  21

CERTIFICATIONS                                                              23

PART I -- FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                      BERNARD CHAUS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
          (In thousands, except number of shares and per share amounts)

                                                                March 31,        June 30,       March 31,
                                                                   2005            2004           2004
                                                              --------------   -------------  -------------
                                                               (Unaudited)        ( * )        (Unaudited)

ASSETS
Current Assets
     Cash                                                      $     123       $     137       $     108
     Accounts receivable - net                                    28,669          28,108             432
     Accounts receivable - due from factor                         3,522             695          36,807
     Inventories - net                                             9,524           8,673          13,913
     Prepaid expenses and other current assets                     1,433             952             757
                                                               ---------       ---------       ---------
         Total current assets                                     43,271          38,565          52,017
Fixed assets - net                                                 3,461           4,212           4,008
Other assets - net                                                   384             342             389
Trademarks                                                         1,000           1,000           1,000
Goodwill                                                           2,257           2,257           1,995
                                                               ---------       ---------       ---------
          Total assets                                         $  50,373       $  46,376       $  59,409
                                                               =========       =========       =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
     Revolving credit borrowings                               $  11,785       $   8,563       $  16,184
     Accounts payable                                              7,167           7,913          14,244
     Accrued expenses                                              3,989           3,198           2,548
     Term loan - current                                           1,700           1,700           1,700
                                                               ---------       ---------       ---------
          Total current liabilities                               24,641          21,374          34,676
Term loan                                                          6,050           7,325           7,750
Long term liabilities                                                641             897           1,087
Deferred income taxes                                                147              81              --
                                                               ---------       ---------       ---------
          Total liabilities                                       31,479          29,677          43,513
STOCKHOLDERS' EQUITY
     Preferred stock, $.01 par value, authorized shares -             --              --              --
        1,000,000; outstanding shares- none
     Common stock, $.01 par value,                                   282             280             277
        authorized shares - 50,000,000; issued shares -
        28,159,359 at March 31, 2005, 27,979,359
        at June 30, 2004 and 27,714,277 at March 31, 2004
     Additional paid-in capital                                  126,310         126,234         126,104
     Deficit                                                    (105,913)       (108,030)       (108,511)
     Accumulated other comprehensive loss                           (305)           (305)           (494)
     Less:  Treasury stock at cost -
          62,270 shares at March 31, 2005, June
          30, 2004 and March 31, 2004                             (1,480)         (1,480)         (1,480)
                                                               ---------       ---------       ---------
     Total stockholders' equity                                   18,894          16,699          15,896
                                                               ---------       ---------       ---------
          Total liabilities and stockholders' equity           $  50,373       $  46,376       $  59,409
                                                               =========       =========       =========

*Derived from audited financial statements at June 30, 2004.
See accompanying notes to condensed consolidated financial statements.

                      BERNARD CHAUS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
          (In thousands, except number of shares and per share amounts)

                                                      For the Quarter Ended          For the Nine Months Ended
                                                    March 31,       March 31,        March 31,        March 31,
                                                      2005            2004             2005             2004
                                                  -----------      -----------      -----------      -----------
                                                          (Unaudited)                        (Unaudited)

Net revenue                                       $    41,553      $    43,713      $   114,556      $   117,084
Cost of goods sold                                     29,314           32,022           81,484           88,166
                                                  -----------      -----------      -----------      -----------
Gross profit                                           12,239           11,691           33,072           28,918
Selling, general and administrative expenses           10,730            9,517           29,716           25,230
                                                  -----------      -----------      -----------      -----------
Income from operations                                  1,509            2,174            3,356            3,688
Interest expense                                          384              321            1,030              931
                                                  -----------      -----------      -----------      -----------
Income before income tax provision                      1,125            1,853            2,326            2,757
Income tax provision                                      101               49              209              134
                                                  -----------      -----------      -----------      -----------
Net income                                        $     1,024      $     1,804      $     2,117      $     2,623
                                                  ===========      ===========      ===========      ===========

Basic earnings per share                          $      0.04      $      0.07      $      0.08      $      0.10
                                                  ===========      ===========      ===========      ===========

Diluted earnings per share                        $      0.03      $      0.06      $      0.07      $      0.09
                                                  ===========      ===========      ===========      ===========

Weighted average number of common
  shares outstanding- basic                        28,083,000       27,532,000       28,026,000       27,410,000
                                                  ===========      ===========      ===========      ===========
Weighted average number of common and common
equivalent shares outstanding- diluted             30,439,000       30,656,000       30,529,000       30,731,000
                                                  ===========      ===========      ===========      ===========

See accompanying notes to condensed consolidated financial statements.

                      BERNARD CHAUS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                               For the Nine Months Ended
                                                              ---------------------------
                                                               March 31,       March 31,
                                                                 2005            2004
                                                              -----------     -----------
                                                                      (Unaudited)

OPERATING ACTIVITIES
Net income                                                     $  2,117       $  2,623
Adjustments to reconcile net income to net cash used in
operating activities:
   Depreciation and amortization                                    953            983
   Deferred income taxes                                             66             --
Changes in operating assets and liabilities:
   Accounts receivable                                             (561)          (613)
   Accounts receivable- due from factor                          (2,827)       (16,827)
   Inventories                                                     (851)        (2,391)
   Prepaid expenses and other assets                               (593)            17
   Accounts payable                                                (746)         1,497
   Accrued expenses and long term liabilities                       535           (981)
                                                               --------       --------
Net Cash Used In Operating Activities                            (1,907)       (15,692)
                                                               --------       --------

INVESTING ACTIVITIES
  Acquisition of business                                            --         (2,749)
  Purchases of fixed assets                                        (132)          (524)
                                                               --------       --------
Net Cash Used In Investing Activities                              (132)        (3,273)
                                                               --------       --------

FINANCING ACTIVITIES
  Net proceeds from short-term bank borrowings                    3,222         16,184
  Principal payments on term loans                               (1,275)        (1,125)
  Borrowings on term loans                                           --          1,200
  Proceeds from exercise of stock options                            78            164
                                                               --------       --------
Net Cash Provided By Financing Activities                         2,025         16,423
                                                               --------       --------

Decrease in cash and cash equivalents                               (14)        (2,542)
Cash and cash equivalents, beginning of period                      137          2,650
                                                               --------       --------
Cash, end of period                                            $    123       $    108
                                                               ========       ========

Cash paid for:
  Taxes                                                        $     84       $    231
                                                               ========       ========
  Interest                                                     $    935       $    837
                                                               ========       ========

See accompanying notes to condensed consolidated financial statements.

                      BERNARD CHAUS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
               Nine Months Ended March 31, 2005 and March 31, 2004

1.       Business and Summary of Significant Accounting Policies

Business:

           Bernard Chaus, Inc. (the "Company" or "Chaus") designs, arranges for the manufacture of and markets an extensive range of women's career and casual sportswear principally under the JOSEPHINE CHAUS(R) COLLECTION, JOSEPHINE
CHAUS(R) SPORT, CHAUS(R), CYNTHIA STEFFE(R), CYNTHIA CYNTHIA STEFFE(R) , and
FRANCES & RITA(R) trademarks and under private label brand names. The Company's products are sold nationwide through department store chains, specialty retailers and other retail outlets. The Company has positioned its JOSEPHINE
CHAUS product line into the opening price points of the "better" category. In
November 2002, the Company acquired certain assets of S.L. Danielle, Inc. ("SL
Danielle"). SL Danielle designs, arranges for the manufacture of and markets women's moderately priced clothing under private and other labels. In January
2004, the Company acquired certain assets of the Cynthia Steffe division of LF
Brands Marketing, Inc., including inventory and showroom fixtures. In connection with such acquisition, the Company also acquired the Cynthia Steffe trademarks from Cynthia Steffe. The Cynthia Steffe business designs, arranges for the manufacture of, markets and sells an upscale modern women's apparel line, under the Cynthia Steffe trademarks. As used herein, fiscal 2005 refers to the fiscal year ending June 30, 2005, fiscal 2004 refers to the fiscal year ended June 30,
2004 and fiscal 2003 refers to the fiscal year ended June 30, 2003.

Basis of Presentation:

          The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("generally accepted accounting principles") for interim financial information and with the instructions to Form 10-Q and Rule
10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the Quarter and nine months ended March 31,
2005 are not necessarily indicative of the results that may be expected for the year ending June 30, 2005 ("fiscal 2005") or any other period. The balance sheet at June 30, 2004 has been derived from the audited financial statements at that date. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended
June 30, 2004.

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
151 will have a significant impact on the Company's overall results of operations or financial position.

            In December 2004, the FASB issued SFAS No. 153, "Exchanges of
Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Non monetary Transactions". The amendments made by SFAS 153 are based on the principle

                      BERNARD CHAUS, INC. AND SUBSIDIARIES

that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement shall be applied prospectively and is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June
15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The Company does not anticipate that the adoption of SFAS 153 will have a significant impact on the Company's overall results of operations or financial position.

            In December 2004, the FASB issued SFAS No. 123 (revised 2004),
"Share-Based Payment". SFAS 123(R) requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. The amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. SFAS 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS 123(R) replaces SFAS No. 123, "Accounting for
Stock-Based Compensation" and supersedes APB Opinion No. 25, "Accounting for
Stock Issued to Employees". This statement is effective as of the beginning of the Company's next fiscal year. The Company is required to implement this new standard in the quarter ending September 30, 2005. The impact of this new standard, if it had been in effect, on the net earnings and related per share amounts of our fiscal years ended in June 2004, 2003 and 2002 was disclosed in
Note 2, Summary of Significant Accounting Policies, Stock-Based Compensation of
our Financial Statements included in our Form 10-k for the fiscal year ended
June 30, 2004. The impact of this new standard, if it had been in effect, on the net earnings and related per share amounts of our fiscal quarter ended March 31,
2005 is disclosed in Note 1 below. The impact of this new standard on the
Company's net earnings for fiscal 2006 is estimated to be approximately $0.2 million before the grant of any new options.

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

Shipping and Handling:

            Shipping and handling costs charged to customers is recorded as a component of net revenue. For all periods presented shipping and handling costs charged to customers was less than $0.1 million.

Cooperative Advertising:

            Cooperative advertising allowances are recorded in selling, general and administrative expenses in the period in which the costs are incurred. For the three months ended March 31, 2005 and 2004, cooperative advertising expenses were approximately $0.2 million and $0.1 million, respectively. For the nine months ended March 31, 2005 and 2004, cooperative advertising expenses were approximately $0.4 million and $0.2 million, respectively.

                      BERNARD CHAUS, INC. AND SUBSIDIARIES

Credit Terms:

            Through March 31, 2004, the Company extended credit to the majority of its customers through a factoring agreement with The CIT Group/Commercial
Services, Inc. ("CIT"). Under the factoring arrangement, the Company receives payment from CIT as of the earlier of: a) the date that CIT has been paid by the
Company's customers; b) the date of the customer's longest maturity if the customer is in a bankruptcy or insolvency proceeding; or c) the last day of the third month following the customer's longest maturity date if the receivable remains unpaid. CIT assumes only the risk of the Company's customers' insolvency or non-payment. All other receivable risks for customer deductions that reduce the customer receivable balances are retained by the Company, including, but not limited to, allowable customer markdowns, operational chargebacks, disputes, discounts, and returns. Effective March 31, 2004, the Company, the Company's SL
Danielle subsidiary and CIT agreed to terminate the Factoring Agreements between them. In connection with the termination of those Factoring Agreements, the
Company's wholly owned subsidiary, Cynthia Steffe Acquisition, LLC ("CS
Acquisition") and CIT entered into an amendment of their Factoring Agreement revising only the factoring commission. Receivables related to sales of Cynthia
Steffe product lines continue to be factored. Effective April 1, 2004 the
Company extends credit to its customers, other than customers of CS Acquisition based upon an evaluation of the customer's financial condition and credit history. As of March 31, 2005 approximately 89% of the Company's accounts receivable was non-factored.

Accounts Receivable:

         Accounts Receivable are net of allowances and anticipated discounts. An allowance for doubtful accounts is determined through analysis of the aging of accounts receivable at the date of the financial statements, assessments of collectibility based on historical trends and an evaluation of the impact of economic conditions. This amount is not significant primarily due to the
Company's history of minimal bad debts. An allowance for discounts is based on those discounts relating to open invoices where trade discounts have been extended to customers. Costs associated with potential returns of products as well as allowable customer markdowns and operational charge backs, net of expected recoveries, are included as a reduction to net revenue and are part of the provision for allowances included in Accounts Receivable. These provisions result from seasonal negotiations as well as historic deduction trends, net expected recoveries and the evaluation of current market conditions. As of March
31, 2005, June 30, 2004 and March 31, 2004, Accounts Receivable was net of
allowances of $2.2 million, $1.2 million and $1.0 million, respectively.

Inventories:

            Inventories are stated at the lower of cost or market, cost being determined on the first-in, first-out method. The majority of the Company's inventory purchases are shipped FOB shipping point from the Company's suppliers.
The Company takes title and assumes the risk of loss when the merchandise is received at the boat or airplane overseas. The Company records inventory at the point of such receipt at the boat or airplane overseas. Reserves for slow moving and aged merchandise are provided to adjust inventory costs based on historical experience and current product demand. Inventory reserves were $1.5 million at
March 31, 2005, $0.8 million at June 30, 2004, and $1.1 million at March 31,
2004. Inventory reserves are based upon the level of excess and aged inventory and the Company's estimated recoveries on the sale of the inventory. While markdowns have been within expectations and the provisions established, the
Company cannot guarantee that it will continue to experience the same level of markdowns as in the past.

Cash and Cash Equivalents:

         All highly liquid investments with an original maturity of three months or less at the date of purchase are classified as cash equivalents.

Income Taxes:

         The Company accounts for income taxes under the asset and liability method in accordance with Statement of Financial Accounting Standards ("SFAS")
No. 109, Accounting for Income Taxes. Deferred income taxes reflect the future tax consequences of differences between the tax bases of assets and liabilities and their financial reporting amounts at year-end. The Company periodically reviews its historical and projected taxable income and considers available information and evidence to determine if it is more likely than not that a portion of the deferred tax assets will be realized. A valuation allowance is

                      BERNARD CHAUS, INC. AND SUBSIDIARIES

established to reduce the deferred tax assets to the amount that is more likely than not to be realized. As of March 31, 2005, June 30, 2004 and March 31, 2004,
based upon its evaluation, the Company recorded a full valuation allowance on its deferred tax assets. If the Company determines that a portion of the deferred tax assets will be realized in the future, a portion of the valuation allowance will be reduced and the Company will provide for income tax expense
(benefit) in its Statement of Operations at its estimated effective tax rate.

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

                                                                        For the Three Months Ended    For the Nine Months Ended
                                                                      March 31,       March 31,        March 31,      March 31,
                                                                        2005            2004             2005           2004
                                                                    ------------     ------------     -----------   -----------
                                                                                              (Unaudited)
                                                                              (in thousands except per share amounts)

Net income, as reported                                              $     1,024      $    1,804      $     2,117   $      2,623
Deduct: Total stock-based employee compensation expense
   determined under fair value based method, net of tax effects              (67)           (170)            (232)          (289)
                                                                     -----------      ----------      -----------      ---------
Proforma net income                                                  $       957      $    1,634      $     1,885   $      2,334
                                                                     ===========      ==========      ===========      =========
Earnings per share:
                                                                     -----------      ----------      -----------      ---------
    Basic-as reported                                                $      0.04      $     0.07      $      0.08      $    0.10
                                                                     ===========      ==========      ===========      =========
    Basic-proforma                                                   $      0.04      $     0.06      $      0.07      $    0.09
                                                                     ===========      ==========      ===========      =========

                                                                     -----------      ----------      -----------      ---------
    Diluted-as reported                                              $      0.03      $     0.06      $      0.07      $    0.09
                                                                     ===========      ==========      ===========      =========
    Diluted-proforma                                                 $      0.03      $     0.05      $      0.06      $    0.08
                                                                     ===========      ==========      ===========      =========

The following assumptions were used in the Black Scholes option-pricing model that was utilized to determine stock-based employee compensation expense under the fair value based method:

                                                             For the Three
                                                             Months Ended
                                                            March 31, 2004
                                                            --------------
Weighted average fair value of stock options
   granted                                                       $0.80
Risk-free Interest rate                                           4.30%
Expected dividend yield                                          $0.00
Expected life of option                                        10.0 years
Expected volatility                                               83%

There were no stock options granted during the three months ended March 31,
2005.

                      BERNARD CHAUS, INC. AND SUBSIDIARIES

Earnings Per Share:

         Basic earnings per share have been computed by dividing the applicable net income by the weighted average number of common shares outstanding. Diluted earnings per share has been computed for the Quarter and nine months ended March
31, 2005 and March 31, 2004 by dividing the applicable net income by the weighted average number of common shares outstanding and common equivalents.

                                                      For the Three Months Ended         For the Nine Months Ended
                                                      March 31,        March 31,         March 31,         March 31,
Denominator for earnings per share (in millions)         2005             2004              2005             2004
                                                     ------------- ---------------- ------------------ -------------

Denominator for basic earnings per share
 weighted-average shares outstanding                       28.1             27.5              28.0             27.4

Assumed exercise of potential common shares                 2.3              3.2               2.5              3.3
                                                     ------------- ---------------- ------------------ -------------

Denominator for diluted earnings per share                 30.4             30.7              30.5             30.7
                                                     ============= ================ ================== =============

Reclassifications:

         Certain reclassifications have been made to conform to the current period presentation.

2.       Inventories - net

                              March 31,          June 30,          March 31,
                                 2005              2004              2004
                            ---------------    --------------   ---------------
                                              (in thousands)
                             (unaudited)                          (unaudited)
          Raw materials     $          789     $      1,105      $         984
          Work-in-process              186              283                314
          Finished goods             8,549            7,285             12,615
                            ---------------    -------------     --------------
          Total             $        9,524     $      8,673      $     13,913
                            ===============    =============     ==============

          Inventories are stated at the lower of cost, using the first in first-out (FIFO) method, or market. Included in finished goods inventories is merchandise in transit of approximately $2.7 million at March 31, 2005, $5.2 million at June 30, 2004 and $6.7 million at March 31, 2004.

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

         At the option of the Company, the Revolving Facility and the Term Loan
each may bear interest either at the JP Morgan Chase Bank Rate ("Prime Rate") or the London Interbank Offered Rate ("LIBOR"). If the Company chooses the Prime
Rate, the interest (i) on the Revolving Facility accrues at a rate of 1/2 of 1%
above the Prime Rate (ii) on the Term Loan accrues at a rate of 1% above the
Prime Rate. If the Company chooses LIBOR, the interest (i) on the Revolving
Facility accrues at a rate

                      BERNARD CHAUS, INC. AND SUBSIDIARIES

of 3 1/4% above LIBOR (2.75% above LIBOR from and after November 2004) (ii) on the Term Loan accrues at a rate of 3 3/4% above LIBOR. From the inception of the financing agreement through March 31, 2005, the Company has elected the Prime
Rate option. Pursuant to the November 2004 amendment to the Financing Agreement described below, each of the foregoing interest rates is subject to an annual upward or downward adjustment by 1/4 of 1%, commencing with the month following delivery of the Company's consolidated financial statements to CIT for fiscal
2005, fiscal 2006 and fiscal 2007 based upon the Company's borrowing availability, fixed charge coverage ratio and leverage ratio as in effect at each such adjustment period. The interest rate as of March 31, 2005 on the
Revolving Facility was 6.25% and on the Term Loan was 6.75%.

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

         The Financing Agreement contains numerous financial and operational covenants, including limitations on additional indebtedness, liens, dividends, stock repurchases and capital expenditures. In addition, the Company is required to maintain (i) specified levels of tangible net worth, (ii) certain fixed charge coverage ratios, (iii) certain leverage ratios, and (iv) specified levels of minimum borrowing availability under the Revolving Facility. At March 31,
2005, the Company was in compliance with all of its covenants. In the event of the early termination by the Company of the Financing Agreement, the Company
will be liable for termination fees of $150,000 if termination occurs prior to
November 11, 2007. The Company may prepay at any time, in whole or in part, the
Term Loan without penalty. A fee of $125,000 was paid in connection with the original Financing Agreement. The expiration of the Financing Agreement was initially set for September 27, 2005 and was extended to October 1, 2008 by an amendment dated November 11, 2004.

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

         On May 12, 2005, the Company and CIT agreed to further amend the
Financing Agreement to reset certain financial covenants regarding tangible net worth, fixed charge coverage ratio and minimum borrowing availability for the fourth quarter of fiscal 2005.

         On March 31, 2005, the Company had $6.1 million of outstanding letters of credit under the Revolving Facility, total availability of approximately
$15.0 million under the Amended Financing Agreement, a balance of $7.8 million on the Term Loan and $11.8 million in revolving credit borrowings. On March 31,
2004, the Company had $10.8 million of outstanding letters of credit under the
Revolving Facility, total availability of approximately $9.3 million under the
Amended Financing Agreement, a balance of $9.5 million on the Term Loan and
$16.2 million in revolving credit borrowings. At June 30, 2004, the Company had
$8.0 million of outstanding letters of credit, total availability of approximately $11.6 million, a balance of $9.0 million on the Term Loan and $8.6 million in revolving credit borrowings.

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

                      For the Three Months Ended       For the Nine Months Ended
                             March 31,                         March 31,
                                2004                              2004
                      ----------------------------------------------------------
                                             (Unaudited)
                               (in thousands except per share amounts)

Net sales                     $   43,713                     $   122,773
Net income                         1,804                           2,751
Basic income per share        $     0.07                     $      0.10
Diluted income per share      $     0.06                     $      0.09

5.          Pension Plan

      Components of Net Periodic Benefit Cost

                                                             Pension Plan                      Pension Plan
                                                      For the Three Months Ended        For the Nine Months Ended
                                                 March 31,             March 31,    March 31,          March 31,
                                                   2005                  2004          2005              2004
                                                --------------- -----------------  --------------- ----------------
                                                            (Unaudited)                            (Unaudited)
                                                          (in thousands)                         (in thousands)

Service cost                                        $18                   $18          $54               $53
Interest cost                                        22                    20           66                59
Expected return on plan assets                     (19)                  (17)         (57)              (50)
Amortization of net loss                              5                    10           15                30
                                                --------------- --------------     --------------- ----------------
Net periodic benefit cost                           $26                   $31          $78               $92
                                                =============== ==============     =============== ================

Employer Contributions

         For the nine months ended March 31, 2005 the Company's contribution to the pension plan was $42,000. The Company anticipates contributing an additional
$101,000 to fund its pension plan in fiscal 2005 for a total of $143,000.

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

Results of Operations

         Net revenue for the quarter ended March 31, 2005 decreased by 4.9%, or
$2.1 million, to $41.6 million from $43.7 million for the quarter ended March
31, 2004. Units sold decreased by approximately 10% and the overall price per unit increased by approximately 5%. Exclusive of the Company's Cynthia Steffe product lines acquired in January 2004, the Company's revenue decreased by $7.2 million primarily due to a decrease in Chaus products sold to department stores.
This decrease was partially offset by an increase of $5.0 million in the
Company's Cynthia Steffe product lines acquired in January 2004.

         Net revenue for the nine months ended March 31, 2005 decreased by 2.2
%, or $2.5 million, to $114.6 million from $117.1 million for the nine months ended March 31, 2004. Units sold decreased by approximately 6 % and the overall price per unit increased by 4%. Exclusive of the Company's Cynthia Steffe product lines acquired in January 2004, the Company's revenue decreased by $21.1 million primarily due to a decrease in Chaus products sold to department stores and discounters. This decrease was partially offset by an increase of $18.6 million in the Company's Cynthia Steffe product lines acquired in January 2004.

         Gross profit for the quarter ended March 31, 2005 increased $0.5 million to $12.2 million as compared to $11.7 million for the quarter ended
March 31, 2004. As a percentage of net revenue, gross profit increased to 29.5%
for the quarter ended March 31, 2005 from 26.7% for the quarter ended March 31,
2004. The increase in gross profit dollars was primarily due to the gross profit of the Company's Cynthia Steffe product lines acquired in January 2004 accounting for $2.2 million of the increase in gross profit, partially offset by a $1.7 million decrease in gross profit excluding Cynthia Steffe product lines.
The $1.7 million decrease in gross profit relates primarily to the decrease in
Chaus products sold to department stores and discount stores. The Cynthia Steffe product, which is an upscale modern women's line, carries a higher gross percentage than the Company's other product lines.

         Gross profit for the nine months ended March 31, 2005 increased $4.2 million to $33.1 million as compared to $28.9 million for the nine months ended
March 31, 2004. As a percentage of net revenue, gross profit increased to 28.9%
for the nine months ended March 31, 2005 from 24.7% for the nine months ended
March 31, 2004. The increase in gross profit dollars was primarily due to the inclusion of a full nine months of gross profit of the Company's Cynthia Steffe product lines acquired in January 2004, accounting for $8.7 million of the increase in gross profit. This increase was partially offset by a $4.5 million decrease in gross profit excluding Cynthia Steffe product lines. The $4.5 million decrease in gross profit relates primarily to the decrease in Chaus products sold to department stores and discount stores. The Cynthia Steffe product, which is an upscale modern women's line, carries a higher gross percentage than the Company's other product lines.

         Selling, general and administrative ("SG&A") expenses increased by $1.2 million to $10.7 million (25.8% of net revenue) for the quarter ended March 31,
2005 from $9.5 million (21.8% of net revenue) for the quarter ended March 31,
2004.

                      BERNARD CHAUS, INC. AND SUBSIDIARIES

The main components of the increase in SG&A expenses for the quarter ended March
31, 2005 were design related costs ($0.4 million), payroll and payroll related costs ($0.4 million), professional fees ($0.1 million) and other SG&A expenses
($0.3 million). The increase in SG&A expenses as a percentage of net revenue was due to the increase in SG&A expenses and the lower sales volume, which reduced the Company's leverage on SG&A expenses.

         Selling, general and administrative expenses increased by $4.5 million to $29.7 million (25.9% of net revenue) for the nine months ended March 31, 2005 from $25.2 million (21.4% of net revenue) for the nine months ended March 31,
2004. The increase was primarily due to SG&A expenses related to the Cynthia
Steffe product lines acquired in January 2004. The main components of the increase in SG&A expenses for the nine months ended March 31, 2005 were payroll and payroll related costs ($2.8 million), design related costs ($0.9 million)
and marketing and advertising costs ($0.4 million) and other SG&A expenses of
($0.4 million). The increase in SG&A expenses as a percentage of net revenue was due to the increase in SG&A expenses and the lower sales volume, which reduced the Company's leverage on SG&A expenses.

          Interest expense increased approximately ($0.1 million) for the quarter and nine months ended March 31, 2005 as compared to the quarter and nine months ended March 31, 2004 primarily due to higher interest rates.

          The Company's income tax provision for the quarters and the nine months ended March 31, 2005 and 2004, includes federal alternative minimum taxes
(AMT) resulting from the use of the Company's net operating loss (NOL)
carryforward from prior years and provisions for state and local taxes. New
Jersey enacted tax legislation temporarily suspending the use of net operating loss (NOL) carryforwards against income for fiscal 2004 and allowing 50% use of net operating loss (NOL) carryforwards against income for fiscal 2005.

         The Company periodically reviews its historical and projected taxable income and considers available information and evidence to determine if it is more likely than not that a portion of the deferred tax assets will be realized.
A valuation allowance is established to reduce the deferred tax assets to the amount that is more likely than not to be realized. As of March 31, 2005, June
30, 2004 and March 31, 2004, based upon its evaluation of taxable income and the current business environment, the Company recorded a full valuation allowance on its deferred tax assets including NOL's. If the Company determines that a portion of the deferred tax assets will be realized in the future, a portion of the valuation allowance will be reduced and the Company will provide for income tax expense (benefit) in its Statement of Income at its estimated effective tax rate. See discussion below under Critical Accounting Policies and Estimates regarding income taxes and the Company's federal net operating loss carryforward.

Financial Position, Liquidity and Capital Resources
---------------------------------------------------

General

         Net cash used in operating activities was $1.9 million for the nine months ended March 31, 2005 as compared to cash used in operating activities of
$15.7 million for the nine months ended March 31, 2004. Cash used in operating activities for the nine-month period of fiscal 2005 resulted primarily from an increase in accounts receivable and due from factor ($3.4 million), an increase in inventory ($0.9 million) a decrease in accounts payable ($0.7 million)
partially offset by net income ($2.1million) and depreciation and amortization
($0.9 million). Cash used in operating activities for the nine month period of fiscal 2004 was primarily the result of an increase in accounts receivable
($17.4 million), an increase in inventory ($2.4 million), a decrease in accrued expenses ($1.0 million), partially offset by net income ($2.6 million), an increase in accounts payable ($1.5 million) and depreciation and amortization
($0.9 million). The timing of sales and the improvement in the aging of accounts receivable for the nine months ended March 31, 2005 resulted in a smaller change in accounts receivable for the nine month period this year as compared to the nine month period last year. The decrease in accounts payable for the nine month period this year is predominately due to the change in the mix of suppliers, with the Company purchasing higher levels of raw materials than in prior periods, which require earlier payment.

         Cash used in investing activities in the nine months ended March 31,
2005 was $0.1 million compared to $3.3 million in the previous year. The capital expenditures for the nine months ended March 31, 2005 consisted primarily of management information system upgrades. The investing activities for the nine months ended March 31, 2004 consisted primarily of $2.7 million for the acquisition of Cynthia Steffe and $.5 million for capital expenditures of fixed assets. The Company anticipates additional capital expenditures of approximately
$0.2 million for the remainder of fiscal year 2005.

                      BERNARD CHAUS, INC. AND SUBSIDIARIES

         Net cash provided by financing activities of $2.0 million for the nine months ended March 31, 2005 was primarily the result of principal payments on the term loan of $1.3 million and proceeds on short-term bank borrowings of $3.2 million. Net cash provided by financing activities was $16.4 million for the nine months ended March 31, 2004 primarily as the result of net proceeds from short-term borrowings of $16.2 million.

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

         At the option of the Company, the Revolving Facility and the Term Loan
each may bear interest either at the JP Morgan Chase Bank Rate ("Prime Rate") or the London Interbank Offered Rate ("LIBOR"). If the Company chooses the Prime
Rate, the interest (i) on the Revolving Facility accrues at a rate of 1/2 of 1%
above the Prime Rate (ii) on the Term Loan accrues at a rate of 1% above the
Prime Rate. If the Company chooses LIBOR, the interest (i) on the Revolving
Facility accrues at a rate of 3 1/4% above LIBOR (2.75% above LIBOR from and after November 2004) (ii) on the Term Loan accrues at a rate of 3 3/4% above
LIBOR. From the inception of the financing agreement through March 31, 2005, the
Company has elected the Prime Rate option. Pursuant to the November 2004 amendment to the Financing Agreement described below, each of the foregoing interest rates is subject to an annual upward or downward adjustment by 1/4 of
1%, commencing with the month following delivery of the Company's consolidated financial statements to CIT for fiscal 2005, fiscal 2006 and fiscal 2007 based upon the Company's borrowing availability, fixed charge coverage ratio and leverage ratio as in effect at each such adjustment period. The interest rate as of March 31, 2005 on the Revolving Facility was 6.25% and on the Term Loan was
6.75%.

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

         The Financing Agreement contains numerous financial and operational covenants, including limitations on additional indebtedness, liens, dividends, stock repurchases and capital expenditures. In addition, the Company is required to maintain (i) specified levels of tangible net worth, (ii) certain fixed charge coverage ratios, (iii) certain leverage ratios, and (iv) specified levels of minimum borrowing availability under the Revolving Facility. At March 31,
2005, the Company was in compliance with all of its covenants. In the event of the early termination by the Company of the Financing Agreement, the Company
will be liable for termination fees of $150,000 if termination occurs prior to
November 11, 2007. The Company may prepay at any time, in whole or in part, the
Term Loan without penalty. A fee of $125,000 was paid in connection with the original Financing Agreement. The expiration of the Financing Agreement was initially set for September 27, 2005 and was extended to October 1, 2008 by an amendment dated November 11, 2004.

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

                      BERNARD CHAUS, INC. AND SUBSIDIARIES

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

         On May 12, 2005, the Company and CIT agreed to further amend the
Financing Agreement to reset certain financial covenants regarding tangible net worth, fixed charge coverage ratio and minimum borrowing availability for the fourth quarter of fiscal 2005.

         On March 31, 2005, the Company had $6.1 million of outstanding letters of credit under the Revolving Facility, total availability of approximately
$15.0 million under the Amended Financing Agreement, a balance of $7.8 million on the Term Loan and $11.8 million in revolving credit borrowings. On March 31,
2004, the Company had $10.8 million of outstanding letters of credit under the
Revolving Facility, total availability of approximately $9.3 million under the
Amended Financing Agreement, a balance of $9.5 million on the Term Loan and
$16.2 million in revolving credit borrowings. At June 30, 2004, the Company had
$8.0 million of outstanding letters of credit, total availability of approximately $11.6 million, a balance of $9.0 million on the Term Loan and $8.6 million in revolving credit borrowings.

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

                      BERNARD CHAUS, INC. AND SUBSIDIARIES

Outlook

         The Company expects that a decline in its business, exclusive of the
Company's Cynthia Steffe product lines, will result in the Company incurring a loss for the fourth quarter and for the current fiscal year, as a whole.

Future Financing Requirements

         At March 31, 2005, the Company had working capital of $18.6 million as compared with working capital of $16.7 million at March 31, 2004. Based on preliminary discussions with its lender , the Company and CIT have agreed to review the business plan for fiscal 2006 at the end of fiscal 2005 and to set the financial covenants for fiscal 2006 at that time . The Company requires the availability of sufficient cash flow and borrowing capacity to finance its product lines. The Company expects to satisfy such requirements through cash flow from operations and borrowings under its Financing Agreement. Subject to reaching an agreement with CIT on the business plan for 2006 and the execution of a definitive agreement regarding the resetting of the covenants for 2006, the
Company believes it will have adequate resources to meet its needs for the foreseeable future as it meets its revised business plan and satisfies the anticipated new covenants to be set forth in the Financing Agreement.

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

             Accounts Receivable - Accounts Receivable are net of allowances and anticipated discounts. An allowance for doubtful accounts is determined through analysis of the aging of accounts receivable at the date of the financial statements, assessments of collectibility based on historical trends and an evaluation of the impact of economic conditions. This amount is not significant primarily due to the Company's history of minimal bad debts. An allowance for discounts is based on those discounts relating to open invoices where trade discounts have been extended to customers. Costs associated with potential returns of products as well as allowable customer markdowns and operational charge backs, net of expected recoveries, are included as a reduction to net revenue and are part of the provision for allowances included in Accounts
Receivable. These provisions result from seasonal negotiations as well as historic deduction trends, net expected recoveries and the evaluation of current market conditions. As of March 31, 2005, June 30, 2004 and March 31, 2004,
Account Receivable was net of allowances of $2.2 million, $1.2 million and $1.0 million, respectively.

            Inventories - Inventories are stated at the lower of cost or market, cost being determined on the first-in, first-out method. The majority of the
Company's inventory purchases are shipped FOB shipping point from the Company's suppliers. The Company takes title and assumes the risk of loss when the merchandise is received at the boat or airplane overseas. The Company records inventory at the point of such receipt at the boat or airplane overseas.
Reserves for slow moving and aged

                      BERNARD CHAUS, INC. AND SUBSIDIARIES

merchandise are provided to adjust inventory costs based on historical experience and current product demand. Inventory reserves were $1.5 million at
March 31, 2005, $0.8 million at June 30, 2004, and $1.1 million at March 31,
2004. Inventory reserves are based upon the level of excess and aged inventory and the Company's estimated recoveries on the sale of the inventory. While markdowns have been within expectations and the provisions established, the
Company cannot guarantee that it will continue to experience the same level of markdowns as in the past.

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

            Income Taxes- The Company's results of operations have generated a federal tax net operating loss ("NOL") carryforward of approximately $93.0 million as of June 30, 2004. Generally accepted accounting principles require that the Company record a valuation allowance against the deferred tax asset associated with this NOL if it is "more likely than not" that the Company will not be able to utilize it to offset future taxable income. As of March 31, 2005 and June 30, 2004, based upon its evaluation of the Company's historical and projected results of operations, the current business environment and the magnitude of the NOL, the Company recorded a full valuation allowance on its deferred tax assets including NOL's. The provision for income taxes primarily relates to federal alternative minimum taxes (AMT) and state and local taxes. It is possible, however, that the Company could be profitable in the future at levels which cause management to conclude that it is more likely than not that the Company will realize all or a portion of the NOL carryforward. Upon reaching such a conclusion, the Company would record the estimated net realizable value of the deferred tax asset at that time and would then provide for income taxes at a rate equal to its combined federal and state effective rates. Subsequent revisions to the estimated net realizable value of the deferred tax asset could cause the Company's provision for income taxes to vary from period to period, although its cash tax payments would remain unaffected until the benefit of the
NOL is utilized.

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

         At March 31, 2005 and 2004, the carrying amounts of the Company's revolving credit borrowings and term loan approximated fair value. As of March
31, 2005, the Company's revolving credit borrowings bore interest at 6.25% and the term loan bore interest at 6.75%. As of March 31, 2005, a hypothetical immediate 10% adverse change in prime interest rates relating to the Company's revolving credit borrowings and term loan would have a $0.1 million unfavorable impact on its earnings and cash flows over a one-year period.

ITEM 4. CONTROLS AND PROCEDURES
-------------------------------

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

                      BERNARD CHAUS, INC. AND SUBSIDIARIES

         Each fiscal quarter the Company carries out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chairwoman and Chief Executive Officer along with the Company's
Chief Financial Officer, of the effectiveness of the design and operation of the
Company's disclosure controls and procedures pursuant to Exchange Act Rule
13a-15. Based upon the foregoing, the Company's Chairwoman and Chief Executive
Officer along with the Company's Chief Financial Officer, concluded that, as of
March 31, 2005, the Company's disclosure controls and procedures were effective in timely alerting them to material information relating to the Company
(including its consolidated subsidiaries) required to be included in the
Company's Exchange Act reports.

         During the fiscal quarter ended March 31, 2005, there has been no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                      BERNARD CHAUS, INC. AND SUBSIDIARIES

Item 6.  Exhibits

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

                                    BERNARD CHAUS, INC.
                                    (Registrant)

Date:    May 16, 2005               By:  /s/ Josephine Chaus
                                        ------------------------------------
                                    JOSEPHINE CHAUS
                                    Chairwoman of the Board, and
                                    Chief Executive Officer

Date:    May 16, 2005               By: /s/ Nicholas DiPaolo
                                       -------------------------------------
                                    NICHOLAS DIPAOLO
                                    Vice Chairman of the Board

Date:    May 16, 2005               By: /s/ David Panitz
                                       -------------------------------------
                                    DAVID PANITZ
                                    Chief Operating Officer

Date:    May 16, 2005               By: /s/ Barton Heminover
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

