Form 10-K
period 2005-06-30
CHAUS BERNARD INC
filed 2005-09-20
CIK 793983

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2)     Yes                      No      X

The aggregate market value of the voting stock held by non-affiliates of the registrant on December 31, 2004 was $9,240,000

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Date	Class	Shares Outstanding
September 15, 2005	Common Stock, $0.01 par value	36,031,720

Documents Incorporated by Reference	Location in Form 10-K in which incorporated
Portions of registrant's Proxy Statement for the Annual Meeting of Stockholders to be held November 17, 2005.	Part III

PART I

Item 1.    Business.

General

Bernard Chaus, Inc. (the "Company" or "Chaus") designs, arranges for the manufacture of and markets an extensive range of women's career and casual sportswear principally under the JOSEPHINE CHAUS® COLLECTION, JOSEPHINE CHAUS® SPORT, CHAUS®, CYNTHIA STEFFE®, CYNTHIA CYNTHIA STEFFE®, and FRANCES & RITA® trademarks and under private label brand names. The Company's products are sold nationwide through department store chains, specialty retailers and other retail outlets. The Company has positioned its JOSEPHINE CHAUS product line into the opening price points of the "better" category. In November 2002, the Company acquired certain assets of S.L. Danielle, Inc. ("SL Danielle"). SL Danielle designs, arranges for the manufacture of and markets women's moderately priced clothing primarily under private labels. In January 2004, the Company acquired certain assets of the Cynthia Steffe division of LF Brands Marketing, Inc., including inventory and intellectual property. In connection with such acquisition, the Company also acquired the Cynthia Steffe trademarks from Cynthia Steffe. The Cynthia Steffe business designs, arranges for the manufacture of, markets and sells an upscale modern women's apparel line, under the Cynthia Steffe trademarks. In June 2005 the Company signed a licensing agreement with Kenneth Cole Productions, Inc. to manufacture and sell women's sportswear under the Kenneth Cole Reaction ® label. The Company expects that these products will be sold nationwide through major retail department stores and select specialty stores starting in spring 2006. These products will offer high-quality fabrications and styling at "better" price points. As used herein, fiscal 2005 refers to the fiscal year ended June 30, 2005, fiscal 2004 refers to the fiscal year ended June 30, 2004 and fiscal 2003 refers to the fiscal year ended June 30, 2003.

On June 13, 2005, the Company and Kenneth Cole Productions, Inc. (the "Purchaser") entered into a Stock Purchase Agreement (the "Stock Purchase Agreement"), pursuant to which the Purchaser purchased from the Company six million shares of newly issued shares of common stock for an aggregate purchase price of $6.0 million dollars. The stock purchase agreement provides the Purchaser with one demand and one piggy-back registration right.

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

Kenneth Cole Reaction – a better sportswear line focused on a contemporary customer to be launched for Spring 2006.On June 13, 2005, the Company entered into a license agreement with Kenneth Cole Productions (LIC), Inc. (the "Licensor"). The license agreement grants the Company an exclusive license to design, manufacture, sell and distribute women's sportswear under the Licensor's trademark "KENNETH COLE REACTION" in the women's better sportswear and better petite sportswear department of approved department stores and approved specialty retailers. The licensed territory is the United States. The initial term of the license expires on December 31, 2010. The Company has the option to renew the license agreement for an additional term of three years if it meets specified sales targets and is in compliance with the agreement. The license agreement provides for the payment to Licensor of specified royalties on net sales. The license agreement also requires the Company to achieve certain minimum sales levels, to pay certain minimum royalties and to maintain a minimum net worth. The Company is also obligated to pay specified percentages of net sales to support advertising and to expend a total of $4 million in the period ending December 31, 2007 to support the initial launch of the licensed products.

Private Label – the Company also sells private label apparel manufactured according to customers' specifications.

The above products, while sold as separates, are coordinated by styles, color schemes and fabrics and are designed to be merchandised and worn together. The Company believes that the target consumers for its products are women aged 25 to 65.

During fiscal 2005, the suggested retail prices of the Company's Chaus products ranged between $18.00 and $180.00. The Company's jackets ranged in price between $98.00 and $180.00, its blouses and sweaters ranged in price between $30.00 and $120.00, its skirts and pants ranged in price between $38.00 and $110.00, and its knit tops and bottoms ranged in price between $18.00 and $68.00.

During fiscal 2005, the suggested retail prices of the Company's Cynthia Steffe products ranged between $120.00 and $525.00. The Company's Cynthia Steffe jackets ranged in price between $300.00 and $525.00, its blouses and sweaters ranged in price between $150.00 and $285.00, its skirts and pants ranged in price between $120.00 and $330.00, and its knit tops and bottoms ranged in price between $150.00 and $200.00.

The following table sets forth a breakdown by percentage of the Company's net revenue by class for fiscal 2003 through fiscal 2005:

	Fiscal Year Ended June 30,
	2005	2004	2003
Josephine Chaus and Chaus	49%	67%	83%
Private Labels	31	28	17
Cynthia Steffe and Cynthia Cynthia Steffe	20	5	—
Total	100%	100%	100%

Business Segments

The Company operates in one segment, women's career and casual sportswear. In addition, less than 1% of total revenue is derived from customers outside the United States. The majority of the Company's long-lived assets are located in the United States.

Customers

The Company's products are sold nationwide in an estimated 5,000 stores operated by approximately 750 department store chains, specialty retailers and other retail outlets. The Company does not have any long-term commitments or contracts with any of its customers.

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

At June 30, 2005 and 2004 approximately 86% and 95%, respectively of the Company's accounts receivable was non factored. At June 30, 2005 and 2004, approximately 60 % and 77 % respectively, of the

Company's accounts receivable were due from customers owned by three single corporate entities. During fiscal 2005, approximately 59% of the Company's net revenue was from three corporate entities – Dillard's Department Stores 22%, Sam's Club 20% and TJX Companies 17%. During fiscal 2004 approximately 70% of the Company's net revenue was from three corporate entities – Dillard's Department Stores 35%, TJX Companies 22% and Sam's Club 13%. During fiscal 2003 approximately 73% of the Company's net revenue was from three corporate entities – Dillards Department Stores 40%, TJX Companies 23% and May Department Stores 10%. As a result of the Company's dependence on its major customers, such customers may have the ability to influence the Company's business decisions. The loss of or significant decrease in business from any of its major customers could have a material adverse effect on the Company's financial position and results of operations. In addition, the Company's ability to achieve growth in revenues is dependent, in part, on its ability to identify new distribution channels.

Sales and Marketing

The Company's selling operation is highly centralized. Sales to the Company's department and specialty store customers are made primarily through the Company's New York City showrooms. As of June 30, 2005, the Company had an in-house sales force of 10, all of whom are located in the New York City showrooms. The Company's Cynthia Steffe division also employs independent sales representatives to market its products to specialty stores throughout the country.

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

Design

The Company's products and certain of the fabrics from which they are made are designed by an in-house staff of 28 fashion designers. The Company believes that its design staff is well regarded for its distinctive styling and its ability to contemporize fashion classics. Emphasis is placed on the coordination of outfits and quality of fabrics to encourage the purchase of more than one garment.

Manufacturing and Distribution

The Company does not own any manufacturing facilities; all of its products are manufactured in accordance with its design specifications and production schedules through arrangements with independent manufacturers. The Company believes that outsourcing its manufacturing maximizes its flexibility while avoiding significant capital expenditures, work-in-process buildup and the costs of a large workforce. Approximately 89% of its product is manufactured by independent suppliers located primarily in China, Hong Kong and elsewhere in the Far East and Guatemala. Approximately 11% of the Company's products are manufactured in the United States. No contractual obligations exist between the

Company and its manufacturers except on an order-by-order basis. During fiscal 2005, the Company purchased approximately 72% of its finished goods from its ten largest manufacturers, including approximately 15% of its purchases from its largest manufacturer. Contracting with foreign manufacturers enables the Company to take advantage of prevailing lower labor rates and to use a skilled labor force to produce high quality products.

Generally, each manufacturer agrees to produce finished garments on the basis of purchase orders from the Company, specifying the price and quantity of items to be produced and supported by a letter of credit naming the manufacturer as beneficiary to secure payment for the finished garments.

The Company's technical production support staff, located in New York City, coordinates the production of patterns and the production of samples from the patterns by its production staff and by overseas manufacturers. The production staff also coordinates the marking and the grading of the patterns in anticipation of production by overseas manufacturers. The overseas manufacturers produce finished garments in accordance with the production samples and obtain necessary quota allocations and other requisite customs clearances. Branch offices of the Company's subsidiaries in Korea and Hong Kong monitor production at each manufacturing facility to control quality, compliance with the Company's specifications and timely delivery of finished garments, and arrange for the shipment of finished products to the Company's New Jersey distribution center or to third party distributors shipping merchandise on behalf of the Company. During this past year approximately 70% of the Company's finished goods were shipped to the Company's New Jersey distribution center with the remaining merchandise shipped to third party distributors located on California and Florida.

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

The Company uses a broad range of fabrics in the production of its clothing, consisting of synthetic fibers (including polyester and acrylic), natural fibers (including cotton and wool), and blends of natural and synthetic fibers. The Company does not have any formal, long-term arrangements with any fabric or other raw material supplier. During fiscal 2005, most all of the fabrics used in the Company's products manufactured in the Far East were ordered from a limited number of suppliers in the Far East, which are located in China, Hong Kong and Korea. The Company selects the fabrics to be purchased for production in accordance with the Company's specifications. To date, the Company has not experienced any significant difficulty in obtaining fabrics or other raw materials and considers its sources of supply to be adequate.

The Company operates under substantial time constraints in producing each of its collections. Orders from the Company's customers generally proceed the related shipping period by up to four months. In order to make timely delivery of merchandise which reflects current style trends and tastes, the Company attempts to schedule a substantial portion of its fabric and manufacturing commitments relatively late in a production cycle. However, in order to secure adequate amounts of quality raw materials, especially greige (i.e., "undyed") goods, the Company must make some advance commitments to suppliers of such goods. Many of these early commitments are made subject to changes in colors, assortments and/or delivery dates.

Imports and Import Restrictions

The Company's arrangements with its manufacturers and suppliers are subject to the risks attendant to doing business abroad, including the availability of quota and other requisite customs clearances, the imposition of export duties, political and social instability, currency revaluations, and restrictions on the transfer of funds. Bilateral agreements between exporting countries, including those from which the Company imports substantially all of its products, and the United States' imposition of quotas, limits the amount of certain categories of merchandise, including substantially all categories of merchandise manufactured for the Company, that may be imported into the United States. Furthermore, the majority of such agreements contain "consultation clauses" which allow the United States to impose at any time restraints on the importation of categories of merchandise which, under the terms of the agreements, are not subject to specified limits. The bilateral agreements through which quotas are imposed have been negotiated under the framework established by the Arrangement Regarding International Trade in Textiles, known as the Multifiber Arrangement ("MFA") which has been in effect since 1974. The United States has concluded international negotiations known as the "Uruguay Round" in which a variety of trade matters were reviewed and modified. Quotas established under the MFA were phased out as of December 2004, after which the textile and clothing trade were fully integrated into the General Agreement on Trade and Tariffs ("GATT") and are now subject to the same disciplines as other sections. The GATT agreement provides for expanded trade, improved market access, lower tariffs and improved safeguard mechanisms.

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

Backlog

As of August 26, 2005 and 2004, the Company's order book reflected unfilled customer orders for approximately $58.9 million and $48.3 million of merchandise, respectively. Order book data at any date are materially affected by the timing of the initial showing of collections to the trade, as well as by the timing of recording of orders and of shipments. The order book represents customer orders prior to discounts. Accordingly, a comparison of unfilled orders from period to period is not necessarily meaningful and may not be indicative of eventual actual shipments.

Trademarks

CHAUS, CHAUS & CO., CHAUS SPORT, CHAUS WOMAN, MS. CHAUS, JOSEPHINE, JOSEPHINE CHAUS, CYNTHIA STEFFE, CYNTHIA CYNTHIA STEFFE and FRANCES & RITA are registered trademarks of the Company for use on ladies' garments. The Company considers its trademarks to be strong and highly recognized, and to have significant value in the marketing of its products.

The Company has an exclusive license with Kenneth Cole Productions (LIC), Inc. to design, manufacture and distribute wholesale women's sportswear bearing the mark Kenneth Cole Reaction® for sale on women's better sportswear and or better petite sportswear of approved department stores and approved specialty retailers. See "Products-Kenneth Cole Reaction".

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

Employees

At June 30, 2005, the Company employed 286 employees as compared with 282 employees at June 30, 2004. This total includes 53 in managerial and administrative positions, approximately 96 in design, production and production administration, 19 in marketing, merchandising and sales and 64 in distribution. Of the Company's total employees, 54 were located in the Far East. The Company was a party to a collective bargaining agreement with the Amalgamated Workers Union, Local 88, covering 71 full-time employees. This agreement expired August 31, 2005 and was not renewed for the union employees located at the Secaucus distribution facility. The company has arranged for third party contractors that specialize in logistics to handle the Company's distribution needs after the union agreement expired on September 1, 2005. The collective bargaining agreement was renegotiated for the remaining 14 union employees located at our technical production support facility at 519 Eighth Avenue in New York City. The new agreement expires on August 31, 2008. The Company is also party to an agreement with the New York Metropolitan Joint Board Local 89-22-1 and Local 10 Unite here, AFL-CIO covering 12 full-time employees. This agreement expires on September 1, 2007.

The Company considers its relations with its employees to be satisfactory and has not experienced any business interruptions as a result of labor disagreements with its employees.

Executive Officers

The executive officers of the Company are:

Name	Age	Position
Josephine Chaus	54	Chairwoman of the Board and Chief Executive Officer
David Panitz	37	Chief Operating Officer
Barton Heminover	51	Chief Financial Officer
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

David Panitz was appointed Chief Operating Officer in October 2004 . Prior to joining the Company he served in numerous executive positions from 2002 to 2004 with Marc Ecko Enterprises, an apparel company, initially as its Executive Vice President, Sales and Operations and last serving as Chief Operating Officer. From 1999 to 2002, Mr. Panitz served in various executive positions with C-bridge/eXcelon Corp., a business and technology solutions company, initially as its Vice President of Operations and last serving as President, Strategic Business Unit. From 1994 through 1999, he served in various positions in sales and marketing and last served as director of Retail Analysis and Planning of Polo Ralph Lauren Corp., an apparel Company.

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

Forward Looking Statements

Certain statements contained herein are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that have been made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements are indicated by words or phrases such as "anticipate," "estimate," "project," "expect," "believe" and similar words or phrases. Such statements are based on current expectations and are subject to certain risks, uncertainties and assumptions, including, but not limited to, the overall level of consumer spending on apparel; the financial strength of the retail industry, generally and the Company's customers in particular; changes in trends in the market segments in which the Company competes and the Company's ability to gauge and respond to changing consumer demands and fashion trends; the level of demand for the Company's products; the Company's dependence on its major department store customers; the success of the Kenneth Cole license agreement; the highly competitive nature of the fashion industry; the Company's ability to satisfy its cash flow needs, including the cash requirements under the Kenneth Cole license agreement, by meeting its business plan and satisfying the financial covenants in its credit facility; the Company's ability to operate within production and delivery constraints, including the risk of failure of manufacturers to deliver products in a timely manner or to quality standards; the Company's ability to meet the requirements of the Kenneth Cole license agreement; the Company's ability to operate effectively in the new quota environment, including changes in sourcing patterns resulting from the elimination of quota on apparel products; the Company's ability to attract and retain qualified personnel; and changes in economic or political conditions in the markets where the Company sells or sources its products, including war and terrorist activities and their effects on shopping patterns, as well as other risks and uncertainties set forth in the Company's publicly-filed documents, including this Annual Report on Form 10-K. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. The Company disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 2.    Properties.

The Company's principal executive office is located at 530 Seventh Avenue in New York City where the Company leases approximately 28,000 square feet. This lease expires in May 2009. This facility also houses the Company's Chaus and SL Danielle showrooms and its sales, design, production and merchandising staffs. The Kenneth Cole Reaction showroom will also be located at this facility. Net base rental expense for the executive offices aggregated approximately $0.9 million in each of fiscal 2005, fiscal 2004 and fiscal 2003.

The Company's Cynthia Steffe subsidiary is located at 550 Seventh Avenue in New York City where the Company leases approximately 12,000 square feet. This lease expires in October 2013 and the net base rental expense is approximately $0.3 million a year.

The Company's technical production support facility (including its sample and patternmakers) is located at 519 Eighth Avenue in New York City where the Company leases approximately 15,000 square feet. This lease expires in August 2009. Net base rental expense for the technical production support facilities aggregated approximately $0.3 million in each of fiscal 2005, fiscal 2004, and fiscal 2003.

The Company's distribution center is located in Secaucus, New Jersey where the Company leases approximately 276,000 square feet. This facility also houses the Company's administrative and finance personnel, and its computer operations. This space is occupied under a lease expiring December 31, 2005 which the Company has determined that it will not renew. The Company has arranged for third party contractors that specialize in logistics to handle the company's distribution needs at the same location effective September 1, 2005. The Company will sublease office space in the facility for its office personnel currently in the facility effective January 1, 2006. The Company's one retail outlet store in the center was closed in July 2005. Base rental expense for the Secaucus facility aggregated approximately $1.2 million in each of fiscal 2005, fiscal 2004, and fiscal 2003. It is anticipated that the Company will realize cost savings from outsourcing its distribution needs.

Office locations are also leased in Hong Kong and Korea, with annual aggregate rental expense of approximately $0.1 million for each of fiscal 2005, fiscal 2004, and fiscal 2003.

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

		High	Low
Fiscal 2004
	First Quarter	$1.65	$0.92
	Second Quarter	1.42	0.85
	Third Quarter	1.26	0.85
	Fourth Quarter	0.97	0.84
Fiscal 2005
	First Quarter	$1.13	$0.86
	Second Quarter	1.01	0.75
	Third Quarter	.92	0.72
	Fourth Quarter	1.11	0.80
Fiscal 2006
	July 01- August 24, 2005	$1.33	$1.05

As of August 26, 2005, the Company had approximately 436 stockholders of record.

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

Statement of Operations Data:

	Fiscal Year Ended June 30,
	2005	2004	2003	2002	2001
	(In thousands, except per share amounts)

Net revenue	$143,255	$157,107	$140,225	$145,769	$149,499
Cost of goods sold	103,661	117,451	104,398	116,951	122,324
Gross profit	39,594	39,656	35,827	28,818	27,175
Selling, general and administrative expenses	39,240	34,894	29,634	30,130	32,666
Other income	—	—	—	(193)	—
Interest expense, net	1,328	1,355	1,091	2,049	2,121
Income (loss) before income tax provision (benefit)	(974)	3,407	5,102	(3,168)	(7,612)
Income tax provision (benefit)	183	303	425	(944)	11
Net income (loss)	$(1,157)	$3,104	$4,677	$(2,224)	$(7,623)

Basic earnings (loss) per share (1)	$(0.04)	$0.11	$0.17	$(0.08)	$(0.28)
Diluted earnings (loss) per share (2)	$(0.04)	$0.10	$0.16	$(0.08)	$(0.28)
Weighted average number of common shares outstanding – basic	28,363	27,504	27,384	27,216	27,216
Weighted average number of common and common equivalent shares outstanding – diluted	28,363	30,490	29,912	27,216	27,216

Balance Sheet Data
	As of June 30,
	2005	2004	2003	2002	2001
Working capital	$21,456	$17,191	$15,653	$12,404	$15,185
Total assets	44,298	46,376	39,847	35,691	44,795
Short-term debt, including current portion of long- term debt	1,700	10,263	1,500	4,716	6,024
Long-term debt	5,625	7,325	7,875	9,375	10,500
Stockholders' equity	21,639	16,699	13,109	8,213	10,679

(1)	Computed by dividing the applicable net income(loss) by the weighted average number of shares of Common Stock outstanding during the year.

(2)	Computed by dividing the applicable net income (loss) by the weighted average number of common shares outstanding and common stock equivalents outstanding during the year.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The Company has expanded its product mix over the past few years mainly through its acquisition of S.L. Danielle and Cynthia Steffe. In November 2002, the Company acquired certain assets of S.L. Danielle Inc. S.L. Danielle designs, arranges for the manufacture of, markets and sells a women's apparel line, principally under private and exclusive labels. In January 2004 the Company purchased certain assets of the Cynthia Steffe, a division of LF Brands Marketing, Inc., including inventory and intellectual property. In connection with the acquisition, the Company also acquired Cynthia Steffe trademarks from Cynthia Steffe. The Cynthia Steffe business designs, arranges for the manufacture of, markets and sells an upscale modern women apparel line, under the Cynthia Steffe trademarks. The results of Cynthia Steffe's operations are included in the consolidated financial statements commencing January 2, 2004. In June 2005 the Company signed a licensing agreement with Kenneth Cole Productions, Inc. to manufacture and sell women's sportswear under the Kenneth Cole Reaction® label. We expect that these products will be sold nationwide through major retail department stores and select specialty stores starting in spring 2006. These products will offer high-quality fabrications and styling at "better" price points.

Results of Operations

The following table sets forth, for the years indicated, certain items expressed as a percentage of net revenue.

	Fiscal Year Ended June 30,
	2005	2004	2003
Net revenue	100.0%	100.0%	100.0%
Gross profit	27.6	25.2	25.5
Selling, general and administrative expenses	27.4	22.2	21.1
Interest expense	0.9	0.9	0.8
Net income (loss)	(0.8)	1.9	3.3

Fiscal 2005 Compared to Fiscal 2004

Net revenues for fiscal 2005 decreased 8.8% or $13.8 million to $143.3 million as compared to $157.1 million for fiscal 2004. Units sold decreased by 13.9% and the overall price per unit increased by approximately 6%. The decrease in net revenue was primarily due to the decrease in sales associated with Chaus product lines of approximately $33.5 million partially offset by an increase in Cynthia Steffe product lines of approximately $20.5 million. The decrease in the Chaus product lines reflected decreased sales to department stores and discounters. The increase in Cynthia Steffe net revenues is primarily due to the inclusion of a full twelve months of sales this year compared to six months last year. See table of percentage of net revenue by class on page 2 for additional information.

Gross profit for fiscal 2005 decreased $0.1 million to $39.6 million as compared to $39.7 million for fiscal 2004. As a percentage of sales, gross profit increased to 27.6% for fiscal 2005 from 25.2% for fiscal 2004. The decrease in gross profit dollars was primarily attributable to the decrease of approximately $9.0 million in gross profit of the Company's Chaus product lines due to the decrease in net revenues partially offset by an increase in gross profit of $8.9 million associated with the Cynthia Steffe product lines. The increase in Cynthia Steffe gross profit dollars was primarily due to the increase in net revenues. The increase in gross profit percentage was primarily due to the higher gross profit percentage associated with the Company's Cynthia Steffe product lines which represented approximately 20% of net revenues this year as compared to 5% of net revenues last year.

Selling, general and administrative ("SG&A") expenses increased by $4.3 million to $39.2 million for fiscal 2005 as compared to $34.9 million in fiscal 2004. As a percentage of net revenue, SG&A expenses increased to 27.4% in fiscal 2005 as compared to 22.2% in fiscal 2004. These increases were primarily attributable to the inclusion of a full twelve months of expenses of the Cynthia Steffe product lines acquired in January 2004 which accounted for a $6.1 million increase in SG&A expenses. This increase was partially offset by a $1.9 million decrease in SG&A expenses associated with Chaus products lines and private label. The increase in SG&A expenses was primarily due to SG&A expenses related to payroll and payroll related costs ($3.3 million), design related costs ($0.7 million), professional fees ($0.5 million), marketing and advertising costs ($0.2 million) partially offset by a decrease in factoring fees ($0.4 million). The increase in SG&A expense as a percentage of net revenue was due to the decrease in sales volume of the Company's Chaus product lines sold to department stores which reduced the Company's leverage on SG&A expenses and the higher SG&A expenses as a percentage of net revenue associated with the Cynthia Steffe product lines.

Interest expense was approximately the same for fiscal 2005 as it was in to fiscal 2004. The increase in interest rates was offset by lower bank borrowings.

The Company's income tax provision for fiscal 2005, includes federal alternative minimum taxes (AMT) resulting from the use of the Company's net operating loss (NOL) carryforward from prior years and provisions for state and local taxes. New Jersey enacted tax legislation temporarily suspending the use of net operating loss (NOL) carryforwards against income for fiscal 2004 and allowing 50% use of net operating loss (NOL) carryforwards against income for fiscal 2005.

The Company periodically reviews its historical and projected taxable income and considers available information and evidence to determine if it is more likely than not that a portion of the deferred tax assets will be realized. A valuation allowance is established to reduce the deferred tax assets to the amount that is more likely than not to be realized. As of June 30, 2005 and 2004, based upon its evaluation of taxable income and the current business environment, the Company recorded a full valuation allowance on its deferred tax assets including NOL's. In fiscal 2005, the valuation allowance was reduced by $1.8 million to $41.0 million at June 30, 2005 from $42.8 million at June 30, 2004 to primarily reflect the utilization of NOL's to offset taxes otherwise payable on current taxable income and to reflect changes in deferred tax assets. If the Company determines that a portion of the deferred tax assets will be realized in the future, a portion of the valuation allowance will be reduced and the Company will provide for income tax expense (benefit) in its Statement of Operations at its estimated effective tax rate. See discussion below under Critical Accounting Policies and Estimates regarding income taxes and the Company's federal net operating loss carryforward.

Fiscal 2004 Compared to Fiscal 2003

Net revenues for fiscal 2004 increased 12.1% or $16.9 million to $157.1 million as compared to $140.2 million for fiscal 2003. Units sold increased by 11.7% and the overall price per unit remained relatively the same. The increase in net revenue was primarily due to the inclusion of a full twelve months of sales for the Company's S.L. Danielle division acquired in November 2002 and the sales of the Company's Cynthia Steffe product lines acquired in January 2004. These acquisitions contributed $31.0 million to the increase in fiscal 2004 revenues. This increase was partially offset by a decrease of $14.0 million in sales principally consisting of Chaus product lines to department stores and discount stores. See table of percentage of net revenue by class on page 2 for additional information.

Gross profit for fiscal 2004 increased $3.9 million to $39.7 million as compared to $35.8 million for fiscal 2003. As a percentage of sales, gross profit decreased to 25.2% for fiscal 2004 from 25.5% for fiscal 2003. The increase in gross profit dollars was attributable to the gross profit of the Company's S.L. Danielle and Cynthia Steffe divisions. The increase in gross profit dollars of $9.4 million from these divisions more than offset a decrease in gross profit dollars of $5.6 million associated with the decrease in sales principally consisting of Chaus product lines sold to department stores and discount stores. The decrease in gross profit percentage was primarily due to the lower gross profit percentage associated with the Company's Chaus product lines.

Selling, general and administrative ("SG&A") expenses increased by $5.2 million to $34.9 million for fiscal 2004 as compared to $29.6 million in fiscal 2003. As a percentage of net revenue, SG&A expenses increased to 22.2% in fiscal 2004 as compared to 21.1% in fiscal 2003. These increases were primarily attributable to the Cynthia Steffe product lines acquired in January 2004 and the inclusion of a full twelve months of expenses of the S.L. Danielle product lines acquired in November 2002. The increase in SG&A expenses was primarily due to SG&A expenses related to payroll and payroll related costs ($1.9 million), design related costs ($0.8 million), and marketing and advertising costs ($0.7 million). The increase in SG&A expense as a percentage of net revenue was due to the decrease in sales volume of the Company's Chaus product lines sold to department stores and discount stores which reduced the Company's leverage on SG&A expenses in addition to the higher SG&A expenses as a percentage of net revenue associated with the Cynthia Steffe product lines.

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

Financial Condition, Liquidity and Capital Resources

General

Net cash provided by operating activities was $11.8 million for fiscal 2005 as compared to net cash used in operating activities of $7.1 million for fiscal 2004, and net cash provided by operating activities of $12.2 million for fiscal 2003. Net cash provided by operating activities for fiscal 2005 resulted primarily from a decrease in accounts receivable ($11.8 million), an increase in accounts payable ($1.6 million), partially offset by an increase in inventory ($2.0 million). The decrease in accounts receivable of $11.8 million was predominately due to the decrease in sales during the fourth quarter of fiscal 2005 as compared to fiscal 2004. The increase in accounts payable of $1.6 million was attributable to the increase in inventory of $2.0 million offset by an increase of $0.4 million in the timing of payment for inventory. The change in the mix of suppliers and the Company's purchase of higher levels of raw materials than in prior periods has required an earlier payment schedule. The Company does not currently anticipate that these changes in accounts receivable or accounts payable will adversely affect its cash flows for fiscal 2006.

Net cash used in operating activities for fiscal 2004 resulted primarily from, an increase in accounts receivable and accounts receivable due from factor ($9.0 million), a decrease in accounts payable ($4.8 million), partially offset by a decrease in inventory ($2.6 million), and net income ($3.1million). The increase in the Company's accounts receivable and accounts receivable due from factor of $9.0 million was primarily due to a change in the mix of customers, relative to the prior year, to a mix consisting of customers with typically longer payment terms, such as discounters. To a lesser extent, the increase also resulted from an increase in sales of $6.4 million during the fourth quarter of fiscal 2004 as compared to the same quarter in fiscal 2003. The decrease in accounts payable of $4.8 million was primarily attributable to lower inventories in fiscal 2004 as compared to fiscal 2003 and the timing of payment for purchases of inventory. The decrease was also due to a change in the mix of suppliers, with the Company purchasing higher levels of raw materials than in prior periods, which required earlier payments.

Cash used in investing activities was $0.3 million in fiscal 2005 compared to $3.9 million in fiscal 2004 and $5.0 million in fiscal 2003. The investing activities in fiscal 2005 consisted of $0.3 million for the purchases of fixed assets. The investing activities in fiscal 2004 consisted of $3.0 million primarily for the acquisition of Cynthia Steffe product lines and $1.0 million for the purchase of fixed assets. In fiscal 2003 investing activities consisted of $4.7 million for the acquisition of the S.L. Danielle product lines and $0.3 million for the purchase of fixed assets. The purchases of fixed assets for all years presented consisted primarily of purchases of computer hardware and software systems. In fiscal 2006, the Company anticipates capital expenditures of approximately $1.3 million, primarily for the Kenneth Cole showroom ($0.6 million), Kenneth Cole store fixtures ($0.3 million), and Management Information System upgrades ($0.2 million).

Cash used in financing activities for fiscal 2005 resulted from net payments of $8.6 million for short-term bank borrowings and principal payments of $1.7 million on the term loan partially offset by net proceeds of $6.4 million from the issuance of common stock. The net proceeds from the issuance of common stock consisted of (i) a $6.0 million equity investment less $0.4 million of transaction fees from the issuance of six million shares of the Company's common stock to Kenneth Cole Productions, Inc in June 2005; and (ii) net proceeds of $0.8 million from the exercise of stock options. Cash used in financing activities for fiscal 2004 resulted from net borrowing of $8.6 million for short-term bank borrowings and $0.3 million from net proceeds from the issuance of stock offset by net principal payments of $0.4 million on the term loan. Cash used in financing activities for fiscal 2003 resulted from net repayments of $3.6 million for short-term bank borrowings and principal payments of $1.0 million on the term loan.

Kenneth Cole License Agreement

The Company entered into a license agreement with Kenneth Cole Productions (LIC) in June 2005. Under the license agreement the Company is required to achieve certain minimum sales levels, to pay certain minimum royalties and to maintain a minimum net worth. The Company is also obligated to pay specified percentages of net sales to support advertising and to expend a total of $4 million in the period ending December 31, 2007 to support the initial launch of the licensed products.

Contractual Obligations and Commercial Commitments

The following table summarizes as of June 30, 2005, the Company's contractual obligations and commercial commitments by future period:

	Payments due by Period
	(in thousands)
Contractual obligations (in thousands)	Total	Less than 1 year	2-3 years	4-5 years	After 5 years
Operating leases	$8,203	$2,390	$3,029	$1,746	$1,038
Kenneth Cole license agreement	17,470	1,605	6,955	6,990	1,920
Letters of Credit commitments	6,245	6,245	—	—	—
Inventory purchase commitments	3,905	3,905	—	—	—
Current portion of term loan	1,700	1,700	—	—	—
Long-term borrowings	5,625	—	5,625	—	—
Total contractual obligations and commercial commitments	$43,148	$15,845	$15,609	$8,736	$2,958

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

At the option of the Company, the Revolving Facility and the Term Loan each may bear interest either at the JP Morgan Chase Bank Rate ("Prime Rate") or the London Interbank Offered Rate ("LIBOR"). If the Company chooses the Prime Rate, the interest (i) on the Revolving Facility accrues at a rate of ½ of 1% above the Prime Rate (ii) on the Term Loan accrues at a rate of 1% above the Prime Rate. If the Company chooses LIBOR, the interest (i) on the Revolving Facility accrues at a rate of 3¼% above LIBOR (2.75% above LIBOR from and after November 2004) (ii) on the Term Loan accrues at a rate of 3¾% above LIBOR. From the inception of the financing agreement through June 30, 2005, the Company has elected the Prime Rate option. Pursuant to the November 2004 amendment to the Financing Agreement described below, each of the foregoing interest rates is subject to an annual upward or downward adjustment by ¼ of 1%, commencing with the month following delivery of the Company's consolidated financial statements to CIT for fiscal 2005, fiscal 2006 and fiscal 2007 based upon the Company's borrowing availability, fixed charge coverage ratio and leverage ratio as in effect at each such adjustment period. The interest rate as of June 30, 2005 on the Revolving Facility was 6.50% and on the Term Loan was 7.0%.

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

The Financing Agreement contains numerous financial and operational covenants, including limitations on additional indebtedness, liens, dividends, stock repurchases and capital expenditures. In addition, the Company is required to maintain (i) specified levels of tangible net worth, (ii) minimum EBITDA (earnings before interest, taxes, depreciation and amortization), (iii) certain fixed charge coverage ratios, (iv) certain leverage ratios, and (v) specified levels of minimum borrowing availability under the Revolving Facility. At June 30, 2005, the Company was in compliance with all of its covenants. In the event of the early termination by the Company of the Financing Agreement, the Company will be liable for termination fees of $150,000 if termination occurs prior to November 11, 2007. The Company may prepay at any time, in whole or in part, the Term Loan without penalty. A fee of $125,000 was paid in connection with the original Financing Agreement. The expiration of the Financing Agreement was initially set for September 27, 2005 and was extended to October 1, 2008 by an amendment dated November 11, 2004.

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

On September 15, 2005, the Company and CIT agreed to further amend the Financing Agreement to reset or establish certain financial covenants regarding tangible net worth, EBITDA and minimum borrowing availability to be consistent with the Company's latest business plan for fiscal 2006.

On June 30, 2005, the Company had $6.2 million of outstanding letters of credit under the Revolving Facility, total availability of approximately $20.9 million under the Amended Financing Agreement, a balance of $7.3 million on the Term Loan and no revolving credit borrowings. At June 30, 2004, the Company had $8.0 million of outstanding letters of credit, total availability of approximately $11.6 million, a balance of $9.0 million on the Term Loan and $8.6 in revolving credit borrowings.

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

Future Financing Requirements

At June 30, 2005, the Company had working capital of $21.6 million as compared with working capital of $17.2 million at June 30, 2004. On June 13, 2005, the Company and Kenneth Cole Productions, Inc. ("Purchaser") entered into a Stock Purchase Agreement, pursuant to which the Purchaser purchased from the Company six million (6,000,000) shares of common stock of the Company for an aggregate purchase price of six million dollars ($6,000,000). The Company's business plan requires the availability of sufficient cash flow and borrowing capacity to finance its product lines and to meet its cash needs for the launch and support of the Kenneth Cole product lines. The Company expects to satisfy such requirements through cash on hand, cash flow from operations and borrowings under its financing agreements. The Company believes that it has adequate resources to meet its needs for the foreseeable future assuming that it meets its business plan and satisfies the covenants set forth in the Financing Agreement.

The foregoing discussion contains forward-looking statements which are based upon current expectations and involve a number of uncertainties, including the Company's ability to maintain its borrowing capabilities under the Financing Agreement, retail market conditions, and consumer acceptance of the Company's products.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements except for inventory purchase orders and letters of credit under the Financing Agreement. See "Financing Agreement".

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

Foreign Operations

The Company's foreign sourcing operations are subject to various risks of doing business abroad and any substantial disruption of its relationships with its foreign suppliers could adversely affect the Company's operations. Any material increase in duty levels, material decrease in quota levels or material decrease in available quota allocation could adversely affect the Company's operations. Approximately 89% of the products sold by the Company in fiscal 2005 were manufactured in Asia and Central America.

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

Accounts Receivable – Accounts Receivable are net of allowances and anticipated discounts. An allowance for doubtful accounts is determined through analysis of the aging of accounts receivable at the date of the financial statements, assessments of collectibility based on historical trends and an evaluation of the impact of economic conditions. This amount is not significant primarily due to the Company's history of minimal bad debts. An allowance for discounts is based on those discounts relating to open invoices where trade discounts have been extended to customers. Costs associated with potential returns of products as well as allowable customer markdowns and operational charge backs, net of expected recoveries, are included as a reduction to net revenue and are part of the provision for allowances included in Accounts Receivable. These provisions result from seasonal negotiations as well as historic deduction trends, net expected recoveries and the evaluation of current market conditions. As of June 30, 2005 and June 30, 2004, Account Receivable was net of allowances of $1.8 million, and $1.2 million, respectively.

Inventories – Inventories are stated at the lower of cost or market, cost being determined on the first-in, first-out method. The majority of the Company's inventory purchases are shipped FOB shipping point from the Company's suppliers. The Company takes title and assumes the risk of loss when the merchandise is received at the boat or airplane overseas. The Company records inventory at the point of such receipt at the boat or airplane overseas. Reserves for slow moving and aged merchandise are provided to adjust inventory costs based on historical experience and current product demand. Inventory reserves were $1.5 million at June 30, 2005, and $0.8 million at June 30, 2004. Inventory reserves are based upon the level of excess and aged inventory and the Company's estimated recoveries on the sale of the inventory. While markdowns have been within expectations and the provisions established, the Company cannot guarantee that it will continue to experience the same level of markdowns as in the past.

Valuation of Long-Lived Assets, Trademarks and Goodwill – The Company periodically reviews the carrying value of its long-lived assets for continued appropriateness. This review is based upon projections of anticipated future undiscounted cash flows. While the Company believes that its estimates of future cash flows are reasonable, different assumptions regarding such cash flows could materially affect evaluations. The Company evaluates goodwill whenever events and changes in circumstances suggest that the carrying amount may not be recoverable from its estimated future cash flows. To the extent these future projections or the Company's strategies change, the conclusion regarding impairment may differ from the current estimates.

Income Taxes – The Company's results of operations have generated a federal tax net operating loss ("NOL") carryforward of approximately $96.0 million as of June 30, 2005. Generally accepted accounting principles require that the Company record a valuation allowance against the deferred tax asset associated with this NOL if it is "more likely than not" that the Company will not be able to utilize it to offset future taxes. As of June 30, 2005, based upon its evaluation of the Company's historical and projected results of operations, the current business environment and the magnitude of the NOL, the Company recorded a full valuation allowance on its deferred tax assets including NOL's. The provision for income taxes primarily relates to federal alternative minimum taxes (AMT) and state and local taxes. It is possible, however, that the Company could be profitable in the future at levels which cause management to conclude that it is more likely than not that the Company will realize all or a portion of the NOL carryforward. Upon reaching such a conclusion, the Company would record the estimated net realizable value of the deferred tax asset at that time and would then provide for income taxes at a rate equal to its combined federal and state effective rates. Subsequent revisions to the estimated net realizable value of the deferred tax asset could cause the Company's provision for income taxes to vary from period to period, although its cash tax payments would remain unaffected until the benefit of the NOL is utilized.

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

At June 30, 2005 and 2004, the carrying amounts of the Company's revolving credit borrowings and term loan approximated fair value. As of June 30, 2005, the Company's revolving credit interest rate was 6.5% and the term loan bore interest at 7.0%. As of June 30, 2005, a hypothetical immediate 10% adverse change in prime interest rates relating to the Company's revolving credit borrowings and term loan would have a $0.1 million unfavorable impact on its earnings and cash flows over a one-year period.

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

Each fiscal quarter the Company carries out an evaluation, under the supervision and with the participation of the Company's management, including Company's Chairwoman and Chief Executive Officer along with the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon the foregoing, the Company's Chairwoman and Chief Executive Officer along with the Company's Chief Financial Officer, concluded that, as of June 30, 2005, the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's Exchange Act reports.

During the fiscal year ended June 30, 2005, there has been no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.    Other Information

None

PART III

Item 10.    Directors and Executive Officers of the Registrant.

Information with respect to the executive officers of the Company is set forth in Part I of this Annual Report on Form 10-K.

Information with respect to the directors of the Company is incorporated by reference to the information to be set forth under the heading "Election of Directors" in the Company's definitive proxy statement relating to its 2005 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A (the "2005 Proxy Statement").

Item 11.    Executive Compensation.

Information called for by Item 11 is incorporated by reference to the information to be set forth under the heading "Executive Compensation" in the Company's 2005 Proxy Statement.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholders matters.

Information called for by Item 12 is incorporated by reference to the information to be set forth under the heading "Security Ownership of Certain Beneficial Owners and Management" in the Company's 2005 Proxy Statement.

Information with respect to securities authorized for issuance under equity compensation plans is incorporated by reference to the information to be set forth under the heading "Compensation Program Components" in the Company's 2005 Proxy Statement.

Item 13.    Certain Relationships and Related Transactions.

Information called for by Item 13 is incorporated by reference to the information to be set forth under the headings "Executive Compensation" and "Certain Transactions" in the Company's 2005 Proxy Statement.

Item 14.    Principal Accounting Fees and Services.

Information called for by Item 14 is incorporated by reference to the information to be set forth under the headings "Report of the Audit Committee" and "Auditors" in the Company's 2005 Proxy Statement.

PART IV

Item 15.    Exhibits, Financial Statement Schedule

(a)	Financial Statements and Financial Statement Schedule: See List of Financial Statements and Financial Statement Schedule on page F-1.

(b)	Exhibits

3.1	Restated Certificate of Incorporation (the "Restated Certificate") of the Company (incorporated by reference to Exhibit 3.1 of the Company's Registration Statement on Form S-1, Registration No. 33-5954 (the "1986 Registration Statement")).

3.2	Amendment dated November 18, 1987 to the Restated Certificate (incorporated by reference to Exhibit 3.11 of the Company's Registration Statement on Form S-2, Registration No. 33-63317 (the "1995 Registration Statement")).

3.3	Amendment dated November 15, 1995 to the Restated Certificate (incorporated by reference to Exhibit 3.12 of Amendment No. 1 to the 1995 Registration Statement).

3.4	Amendment dated December 9, 1998 to the Restated Certificate (incorporated by reference to Exhibit 3.13 of the Company's Form 10-K for the year ended June 30, 1998 (the "1998 Form 10-K")).

3.5	By-Laws of the Company, as amended (incorporated by reference to exhibit 3.1 of the Company's Form 10-Q for the quarter ended December 31, 1987).

3.6	Amendment dated September 13, 1994 to the By-Laws (incorporated by reference to Exhibit 10.105 of the Company's Form 10-Q for the quarter ended September 30, 1994).

†10.77	1998 Stock Option Plan, as amended by Amendment No.1 thereto including form of related stock option agreement (incorporated by reference to Exhibit A and Exhibit B of the Company's Proxy Statement filed with the Commission on October 17, 2000).

10.81	Collective Bargaining Agreement between the Company and Amalgamated Workers Union, Local 88 effective as of September 24, 1999 (incorporated by reference to Exhibit 10.81 of the Company's Form 10-K for the year ended June 30, 1999 (the "1999 Form 10-K")).

10.82	Lease between the Company and Adler Realty Company, dated June 1, 1999 with respect to the Company's executive offices and showroom at 530 Seventh Avenue, New York City (incorporated by reference to Exhibit 10.82 of the 1999 Form 10-K).

10.83	Lease between the Company and Kaufman Eighth Avenue Associates, dated September 11, 1999 with respect to the Company's technical support facilities at 519 Eighth Avenue, New York City (incorporated by reference to Exhibit of the Company's Form 10-K for the year ended June 30, 2000 (the "2000 Form 10-K")).

†10.87	Employment Agreement dated January 10, 2001 between the Company and Nicholas DiPaolo (incorporated by reference to Exhibit 10.87 of the Company's Form 10-Q for the quarter ended December 31, 2000).

10.90	Lease modification agreement between the Company and Hartz Mountain Industries, Inc., dated August 30, 1999 with respect to the Company's distribution and office facilities in Secaucus, NJ. (incorporated by reference to Exhibit 10.90 of the Company's Form 10-K for the year ended June 30, 2001 (the "2001 Form 10-K")).

10.100	Financing Agreement between the Company and CIT/Commercial Services, Inc., as Agent, dated September 27, 2002. (incorporated by reference to Exhibit 10.100 of the 2002 Form 10-K).

10.101	Factoring Agreement between the Company and CIT/Commercial Services, Inc., dated September 27, 2002. (incorporated by reference to Exhibit 10.101 of the 2002 Form 10-K).

10.102	Joinder and Amendment No. 1 to Financing Agreement by and among the Company, S.L. Danielle and The CIT Group/Commercial Services, Inc., as agent, dated November 27, 2002. (incorporated by reference to Exhibit 10.102 of the Company's Form 10-Q for the quarter ended December 31, 2002).

10.103	Amendment No. 1 to Factoring Agreement between the Company and The CIT Group/Commercial Services, Inc., dated November 27, 2002. (incorporated by reference to Exhibit 10.103 of the Company's Form 10-Q for the quarter ended December 31, 2002).

10.104	Factoring Agreement between S.L. Danielle and The CIT Group/Commercial Services, Inc., dated November 27, 2002. (incorporated by reference to Exhibit 10.104 of the Company's Form 10-Q for the quarter ended December 31, 2002).

10.105	Asset Purchase Agreement between S.L. Danielle and S.L. Danielle, Inc., dated November 27, 2002. (incorporated by reference to Exhibit 10.105 of the Company's Form 10-Q for the quarter ended December 31, 2002).

10.106	Joinder and Amendment No. 2 to Financing Agreement by and among the Company, S.L. Danielle, Cynthia Steffe Acquisition, LLC and The CIT Group/Commercial Services, Inc., as agent, dated January 30, 2004. (incorporated by reference to Exhibit 10.106 of the Company's Form 10-Q for the quarter ended December 31, 2003).

10.107	Amendment No. 2 to Factoring Agreement between the Company and The CIT Group/Commercial Services, Inc., dated January 30, 2004. (incorporated by reference to Exhibit 10.107 of the Company's Form 10-Q for the quarter ended December 31, 2003).

10.108	Amendment No. 1 to Factoring Agreement between S.L. Danielle and The CIT Group/Commercial Services, Inc., dated January 30, 2004. (incorporated by reference to Exhibit 10.108 of the Company's Form 10-Q for the quarter ended December 31, 2003).

10.109	Factoring Agreement between Cynthia Steffe Acquisition, LLC and The CIT Group/Commercial Services, Inc., dated January 15, 2004. (incorporated by reference to Exhibit 10.109 of the Company's Form 10-Q for the quarter ended December 31, 2003).

10.111	Amendment to Employment Agreement between Nicholas DiPaolo and Bernard Chaus, Inc., effective as of December 1, 2003. (incorporated by reference to Exhibit 10.111 of the Company's Form 10-Q for the quarter ended March 31, 2004).

10.112	Notice of Defactoring among Bernard Chaus, Inc., S.L. Danielle Acquisition, LLC and the CIT Group/Commercial Services, Inc., dated March 31, 2004. (incorporated by reference to Exhibit 10.112 of the Company's Form 10-Q for the quarter ended March 31, 2004).

10.113	Amendment No. 1 to Factoring Agreement between Cynthia Steffe Acquisition LLC and the CIT Group/Commercial Services, Inc., dated April1, 2004. (incorporated by reference to Exhibit 10.113 of the Company's Form 10-Q for the quarter ended March 31, 2004).

10.114	Amendment No. 3 to Financing Agreement among the Company, S.L. Danielle, Cynthia Steffe Acquisition, LLC and the CIT Group/Commercial Services, Inc. as agent, dated September 15, 2004 (incorporated by reference to Exhibit 10.114 of the 2004 Form 10-K).

†10.115	Amendment to Employment Agreement dated October 18, 2004 between the Company and Nicholas DiPaolo. (incorporated by reference to Exhibit 10.115 of the Company's form 10-Q the quarter ended December 31, 2004).

†10.116	Employment Agreement dated October 18, 2004 between the Company and David Panitz. (incorporated by reference to Exhibit 10.116 of the Company's form 10-Q the quarter ended December 31, 2004).

10.117	Amendment No. 4 to Financing Agreement among the Company, S.L. Danielle, Cynthia Steffe Acquisition, LLC and the CIT Group/Commercial Services, Inc. as agent, dated November 11, 2004. (incorporated by reference to Exhibit 10.117 of the Company's form 10-Q the quarter ended December 31, 2004).

10.118	Amendment No. 2 to Factoring Agreement between Cynthia Steffe Acquisition LLC and the CIT Group/Commercial Services, Inc., dated November 11, 2004. (incorporated by reference to Exhibit 10.118 of the Company's form 10-Q the quarter ended December 31, 2004).

*10.119	Amendment No.5 to Financing Agreement among the Company, S.L. Danielle, Cynthia Steffe Acquisition, LLC and the CIT Group/Commercial Services, Inc. dated May 12, 2005.

*10.120	Stock Purchase Agreement between Bernard Chaus, Inc. and Kenneth Cole Productions, Inc. dated June 13, 2005.

*10.121	License Agreement between Kenneth Cole Productions (LIC), Inc. and Bernard Chaus, Inc. dated June 13, 2005 (filed in redacted form since confidential treatment was requested pursuant to Rule 246-2 for certain portions thereof).

*10.122	Amendment No.6 to Financing Agreement among the Company, S.L. Danielle, Cynthia Steffe Acquisition, LLC and the CIT Group/Commercial Services, Inc. dated September 15, 2005.

*21	List of Subsidiaries of the Company.

*23.1	Consent of Mahoney Cohen & Company, CPA,P.C., Independent Registered Public Accounting Firm.

*23.2	Consent of Deloitte & Touche LLP., Independent Registered Public Accounting Firm.

*31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Josephine Chaus.

*31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Barton Heminover.

*32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Josephine Chaus.

*32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Barton Heminover.

†	Management agreement or compensatory plan or arrangement required to be filed as an exhibit.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BERNARD CHAUS, INC.
By:	/s/ Josephine Chaus
Josephine Chaus Chairwoman of the Board and Chief Executive Officer
Date: September 20, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Josephine Chaus	Chairwoman of the Board and Chief Executive Officer	September 20, 2005

Josephine Chaus

/s/ David Panitz	Chief Operating Officer	September 20, 2005

David Panitz

/s/ Barton Heminover	Chief Financial Officer	September 20, 2005

Barton Heminover

/s/ Philip G. Barach	Director	September 20, 2005

Philip G. Barach

/s/ S. Lee Kling	Director	September 20, 2005

S. Lee Kling

/s/ Harvey M. Krueger	Director	September 20, 2005

Harvey M. Krueger

BERNARD CHAUS, INC. AND SUBSIDIARIES

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

The following consolidated financial statements of Bernard Chaus, Inc. and subsidiaries are included in Item 8:

The following consolidated financial statement schedule of Bernard Chaus, Inc. and subsidiaries is included in Item 15:

Schedule II — Valuation and Qualifying Accounts	S-1

The other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Bernard Chaus, Inc.
New York, New York

We have audited the accompanying consolidated balance sheet of Bernard Chaus, Inc. and subsidiaries as of June 30, 2005 and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss) and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the Index at item 15 for the year ended June 30, 2005. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Bernard Chaus, Inc. and subsidiaries at June 30, 2005, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Mahoney Cohen & Company, CPA, P.C.

New York, New York
August 31, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Bernard Chaus, Inc.
New York, New York

We have audited the accompanying consolidated balance sheet of Bernard Chaus, Inc. and subsidiaries as of June 30, 2004 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period ended June 30, 2004. Our audits also included the financial statement schedule listed in the Index at item 15 for the two years in the period ended June 30, 2004. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Bernard Chaus, Inc. and subsidiaries at June 30, 2004, and the results of their operations and their cash flows for each of the two years in the period ended June 30, 2004 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

Parsippany, New Jersey
September 28, 2004

BERNARD CHAUS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except number of shares and per share amounts)

Assets	June 30, 2005	June 30, 2004
Current Assets
Cash and cash equivalents	$7,732	$137
Accounts receivable – net	16,331	28,108
Accounts receivable – due from factor	1,689	695
Inventories – net	10,667	8,673
Prepaid expenses and other current assets	898	952
Total current assets	37,317	38,565
Fixed assets – net	3,353	4,212
Other assets – net	371	342
Trademarks	1,000	1,000
Goodwill	2,257	2,257
Total assets	$44,298	$46,376
Liabilities and Stockholders' Equity
Current Liabilities
Revolving credit borrowings	$—	$8,563
Accounts payable	9,479	7,913
Accrued expenses	4,682	3,198
Term loan – current	1,700	1,700
Total current liabilities	15,861	21,374
Term loan	5,625	7,325
Long term liabilities	994	897
Deferred income taxes	179	81
Total liabilities	22,659	29,677
Commitments and Contingencies (Notes 6, 9, and 12)
Stockholders' Equity
Preferred stock, $.01 par value, authorized shares – 1,000,000; issued and outstanding shares – none	—	—
Common stock, $.01 par value, authorized shares – 50,000,000; issued shares – 36,004,359 at June 30,2005 and 27,979,359 at June 30,2004	360	280
Additional paid-in capital	132,621	126,234
Deficit	(109,187)	(108,030)
Accumulated other comprehensive loss	(675)	(305)
Less: Treasury stock at cost – 62,270 shares at June 30, 2005 and 2004	(1,480)	(1,480)
Total stockholders' equity	21,639	16,699
Total liabilities and stockholders' equity	$44,298	$46,376

See accompanying notes to consolidated financial statements.

BERNARD CHAUS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except number of shares and per share amounts)

	Fiscal Year Ended June 30,
	2005	2004	2003
Net revenue	$143,255	$157,107	$140,225
Cost of goods sold	103,661	117,451	104,398
Gross profit	39,594	39,656	35,827
Selling, general and administrative expenses	39,240	34,894	29,634
Income from operations	354	4,762	6,193
Interest expense, net	1,328	1,355	1,091
Income (loss) before income tax provision	(974)	3,407	5,102
Income tax provision	183	303	425
Net income (loss)	$(1,157)	$3,104	$4,677
Basic earnings (loss) per share	$(0.04)	$0.11	$0.17
Diluted earnings (loss) per share	$(0.04)	$0.10	$0.16
Weighted average number of common shares outstanding – basic	28,363,000	27,504,000	27,384,000
Weighted average number of common and common equivalent shares outstanding – diluted	28,363,000	30,490,000	29,912,000

See accompanying notes to consolidated financial statements.

BERNARD CHAUS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except number of shares)

	Common Stock			Treasury Stock
	Number of Shares	Amount	Additional Paid-in Capital	(Deficit)	Number of Shares	Amount	Accumulated Other Comprehensive Loss	Total
Balance at July 1, 2002	27,278,258	$273	$125,473	($115,811)	62,270	($1,480)	($242)	$8,213
Issuance of common stock upon exercise of stock options	6,100	—	3	—	—	—	—	3
Common stock and stock options issued for acquisition	100,000	1	467	—	—	—	—	468
Minimum pension liability adjustment	—	—	—	—	—	—	(252)	(252)
Net income	—	—	—	4,677	—	—	—	4,677
Comprehensive income								4,425
Balance at June 30, 2003	27,384,358	274	125,943	(111,134)	62,270	(1,480)	(494)	13,109
Issuance of common stock upon exercise of stock options	595,001	6	291	—	—	—	—	297
Minimum pension liability adjustment	—	—	—	—	—	—	189	189
Net income	—	—	—	3,104	—	—	—	3,104
Comprehensive income								3,293
Balance at June 30, 2004	27,979,359	280	126,234	(108,030)	62,270	(1,480)	(305)	16,699
Issuance of common stock, net of expenses	6,000,000	60	5,578	—	—	—	—	5,638
Issuance of common stock upon exercise of stock options	2,025,000	20	757	—	—	—	—	777
Tax benefit from exercise of stock options	—	—	52	—	—	—	—	52
Minimum pension liability adjustment	—	—	—	—	—	—	(370)	(370)
Net loss	—	—	—	(1,157)	—	—	—	(1,157)
Comprehensive loss	—	—	—	—	—	—	—	(1,527)
Balance at June 30, 2005	36,004,359	$360	$132,621	($109,187)	62,270	($1,480)	($675)	$21,639

See accompanying notes to consolidated financial statements

BERNARD CHAUS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended June 30,
	2005	2004	2003
Operating Activities
Net income (loss)	$(1,157)	$3,104	$4,677
Adjustments to reconcile net income (loss)to net cash provided by (used in) operating activities:
Depreciation and amortization	1,257	1,273	1,580
Loss on disposal of other assets	—	—	244
Deferred income taxes	98	—	—
Provision for losses on accounts receivable	—	180	(260)
Changes in operating assets and liabilities:
Accounts receivable	11,777	(27,811)	21,787
Accounts receivable due from factor	(994)	18,824	(19,519)
Inventories	(1,994)	2,601	(455)
Prepaid expenses and other current assets	(7)	(176)	405
Accounts payable	1,566	(4,834)	2,998
Accrued expenses and long term liabilities	1,211	(251)	726
Net Cash Provided By (Used In) Operating Activities	11,757	(7,090)	12,183
Investing Activities
Acquisition of business	—	(2,960)	(4,662)
Purchases of fixed assets	(314)	(973)	(308)
Net Cash Used In Investing Activities	(314)	(3,933)	(4,970)
Financing Activities
Net (repayments) borrowings of short-term bank borrowings	(8,563)	8,563	(3,591)
Principal payments on term loans	(1,700)	(1,550)	(11,625)
Borrowings on term loans	—	1,200	10,500
Net proceeds from issuance of stock	6,415	297	3
Net Cash Provided By (Used In) Financing Activities	(3,848)	8,510	(4,713)
Increase (Decrease) in Cash and Cash Equivalents	7,595	(2,513)	2,500
Cash and Cash Equivalents, Beginning of Year	137	2,650	150
Cash and Cash Equivalents, End of Year	$7,732	$137	$2,650
Supplemental Disclosure of Cash Flow Information:
Cash paid for:
Taxes	$136	$283	$313
Interest	$1,137	$1,222	$964
Supplemental Disclosure of Non-Cash Financing Activities:
Tax benefit from exercise of employee stock options	$52	$—	$—

See accompanying notes to consolidated financial statements.

BERNARD CHAUS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2005, 2004 AND 2003

1.	Business

Bernard Chaus, Inc. (the "Company" or "Chaus") designs, arranges for the manufacture of and markets an extensive range of women's career and casual sportswear principally under the JOSEPHINE CHAUS® COLLECTION, JOSEPHINE CHAUS® SPORT, CHAUS®, CYNTHIA STEFFE®, CYNTHIA CYNTHIA STEFFE®, and FRANCES & RITA® trademarks and under private label brand names. The Company's products are sold nationwide through department store chains, specialty retailers and other retail outlets. The Company has positioned its JOSEPHINE CHAUS product line into the opening price points of the "better" category. In November 2002, the Company acquired certain assets of S.L. Danielle, Inc. ("SL Danielle"). SL Danielle designs, arranges for the manufacture of and markets women's moderately priced clothing primarily under private labels. In January 2004, the Company acquired certain assets of the Cynthia Steffe division of LF Brands Marketing, Inc., including inventory and showroom fixtures. In connection with such acquisition, the Company also acquired the Cynthia Steffe trademarks from Cynthia Steffe. The Cynthia Steffe business designs, arranges for the manufacture of, markets and sells an upscale modern women's apparel line, under the Cynthia Steffe trademarks. In June 2005 the Company signed a licensing agreement with Kenneth Cole Productions, Inc. to manufacture and sell women's sportswear under the Kenneth Cole Reaction label. The Company expects that these products will be sold nationwide through major retail department stores and select specialty stores starting in spring 2006. These products will offer high-quality fabrications and styling at "better" price points. As used herein, fiscal 2005 refers to the fiscal year ended June 30, 2005, fiscal 2004 refers to the fiscal year ended June 30, 2004 and fiscal 2003 refers to the fiscal year ended June 30, 2003.

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

Shipping and Handling:

Shipping and handling costs charged to customers is recorded as a component of net revenue. For all periods presented shipping and handling costs charged to customers was less than $0.1 million. Shipping and handling costs are included as a component of selling, general and administrative expenses in the consolidated statements of operations. In fiscal year 2005, 2004 and 2003 shipping and handling costs approximated $0.6 million, $0.7 million and $0.4 million, respectively.

Cooperative Advertising:

Cooperative advertising allowances are recorded in selling, general and administrative expenses in the period in which the costs are incurred. In fiscal years ended June 30, 2005, June 2004 and June 2003 cooperative advertising expenses were approximately $0.5 million, $0.3 million, and $0.3 million respectively.

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

At June 30, 2005 and 2004, approximately 86% and 95% respectively, of the Company's accounts receivable was non factored. At June 30, 2005 and 2004, approximately 60 % and 77 % respectively, of the Company's accounts receivable were due from customers owned by three single corporate entities. During fiscal 2005, approximately 59% of the Company's net revenue was from three corporate entities – Dillard's Department Stores 22%, Sam's Club 20% and TJX Companies 17%. During fiscal 2004 approximately 70% of the Company's net revenue was from three corporate entities – Dillard's Department Stores 35%, TJX Companies 22% and Sam's Club 13%. During fiscal 2003 approximately 73% of the Company's net revenue was from three corporate entities – Dillards Department Stores 40%, TJX Companies 23% and May Department Stores 10%. As a result of the Company's dependence on its major customers, such customers may have the ability to influence the Company's business decisions. The loss of or significant decrease in business from any of its major customers could have a material adverse effect on the Company's financial position and results of operations.

Accounts Receivable:

Accounts Receivable are net of allowances and anticipated discounts. An allowance for doubtful accounts is determined through analysis of the aging of accounts receivable at the date of the financial statements, assessments of collectibility based on historical trends and an evaluation of the impact of economic conditions. This amount is not significant primarily due to the Company's history of minimal bad debts. An allowance for discounts is based on those discounts relating to open invoices where trade discounts have been extended to customers. Costs associated with potential returns of products as well as allowable customer markdowns and operational charge backs, net of expected recoveries, are included as a reduction to net revenue and are part of the provision for allowances included in Accounts Receivable. These provisions result from seasonal negotiations as well as historic deduction trends, net expected recoveries and the evaluation of current market conditions. As of June 30, 2005 and June 30, 2004, Account Receivable was net of allowances of $1.8 million, and $1.2 million, respectively.

Inventories:

Inventories are stated at the lower of cost or market, cost being determined on the first-in, first-out method. The majority of the Company's inventory purchases are shipped FOB shipping point from the

Company's suppliers. The Company takes title and assumes the risk of loss when the merchandise is received at the boat or airplane overseas. The Company records inventory at the point of such receipt at the boat or airplane overseas. Reserves for slow moving and aged merchandise are provided to writedown inventory costs to net realizable value based on historical experience and current product demand. Inventory reserves were $1.5 million at June 30, 2005, and $0.8 million at June 30, 2004. Inventory reserves are based upon the level of excess and aged inventory and the Company's estimated recoveries on the sale of the inventory. While markdowns have been within expectations and the provisions established, the Company cannot guarantee that it will continue to experience the same level of markdowns as in the past.

Cost of goods sold:

Cost of goods sold includes the costs incurred to acquire and produce inventory for sale, including product costs, freight-in, duty costs, commission cost and provisions for inventory losses. During fiscal 2005, the Company purchased approximately 72% of its finished goods from its ten largest manufacturers, including approximately 15% of its purchases from its largest manufacturer. The Company believes that the number and geographical diversity of its manufacturing sources minimize the risk of adverse consequences that would result from termination of its relationship with any of its larger manufacturers. The Company also believes that it would have the ability to develop, over a reasonable period of time, adequate alternate manufacturing sources should any of its existing arrangements terminate. However, should any substantial number of such manufacturers become unable or unwilling to continue to produce apparel for the Company or to meet their delivery schedules, or if the Company's present relationships with such manufacturers were otherwise materially adversely affected, there can be no assurance that the Company would find alternate manufacturers of finished goods on satisfactory terms to permit the Company to meet its commitments to its customers on a timely basis. In such event, the Company's operations could be materially disrupted, especially over the short-term.

Cash and Cash Equivalents:

All highly liquid investments with an original maturity of three months or less at the date of purchase are classified as cash equivalents.

Goodwill and Trademarks

Goodwill represents the excess of purchase price over the fair value of net assets acquired in business combinations accounted for under the purchase method of accounting. Trademarks relate to the Cynthia Steffe trademarks and were determined to have an indefinite life. Pursuant to the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets" the Company does not amortize assets with indefinite lives and conducts impairment testing annually in the fourth quarter of each fiscal year, or sooner if events and changes in circumstances suggest that the carrying amount may not be recoverable from its estimated future cash flows. No amortization expense or impairment charges related to goodwill and trademarks have been recorded for the fiscal years ended June 30, 2005, 2004, and 2003.

Long-Lived Assets

The Company reviews certain long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. In that regard, the Company assesses the recoverability of such assets based upon estimated undiscounted cash flow forecasts. While the Company believes that its estimates of future cash flows are reasonable, different assumptions regarding such cash flows could materially affect evaluations. To the extent these future projections or the Company's strategies change, the conclusion regarding impairment may differ from the current estimates. As of June 30, 2005, no impairments of long-lived assets have been recognized.

Income Taxes:

The Company accounts for income taxes under the asset and liability method in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes. Deferred

income taxes reflect the future tax consequences of differences between the tax bases of assets and liabilities and their financial reporting amounts at year-end. The Company periodically reviews its historical and projected taxable income and considers available information and evidence to determine if it is more likely than not that a portion of the deferred tax assets will be realized. A valuation allowance is established to reduce the deferred tax assets to the amount that is more likely than not to be realized. As of June 30, 2005 and 2004, based upon its evaluation, the Company recorded a full valuation allowance on its deferred tax assets. See Note 5. If the Company determines that a portion of the deferred tax assets will be realized in the future, a portion of the valuation allowance will be reduced and the Company will provide for income tax expense (benefit) in its Statement of Operations at its estimated effective tax rate.

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

	For the Year Ended
	June 30, 2005	June 30, 2004	June 30, 2003
Net income(loss), as reported	$(1,157)	$3,104	$4,677
Deduct: Total stock-based employee compensation expense determined under fair value based method, net of tax effects	(255)	(300)	(549)
Proforma net income (loss)	$(1,412)	$2,804	$4,128
Earnings (Loss) per share:
Basic-as reported	$(0.04)	$0.11	$0.17
Basic-proforma	$(0.05)	$0.10	$0.15
Diluted-as reported	$(0.04)	$0.10	$0.16
Diluted-proforma	$(0.05)	$0.09	$0.14

The following assumptions were used in the Black Scholes option pricing model that was utilized to determine stock-based employee compensation expense under the fair value based method:

	For the Year Ended
	June 30, 2005	June 30, 2004	June 30, 2003
Weighted average fair value of stock options granted	$0.74	$0.84	$0.74
Risk-free interest rate	4.17%	4.24%	3.92%
Expected dividend yield	0%	0%	0%
Expected life of options	10.0 years	10.0 years	5.5 years
Expected volatility	86%	87%	188%

Earnings Per Share:

Basic earnings (loss) per share has been computed by dividing the applicable net income (loss) by the weighted average number of common shares outstanding. Diluted earnings per share has been computed by dividing the applicable net income by the weighted average number of common shares outstanding and common share equivalents. Potentially dilutive shares of 1,384,994 were not included in the calculation of diluted loss per share for the year ended June 30, 2005, as their inclusion would have been antidilutive.

	For the Year Ended
Denominator for earnings (loss) per share (in millions):	June 30, 2005	June 30, 2004	June 30, 2003
Denominator for basic earnings (loss) per share weighted-average shares outstanding	28.4	27.5	27.4
Assumed exercise of potential common shares	—	3.0	2.5
Denominator for diluted earnings (loss) per share	28.4	30.5	29.9

Advertising Expense:

Advertising costs are expensed when incurred. Advertising expenses including coop advertising of $0.6 million, $0.4 million and $0.3 million, were included in selling, general and administrative expenses for the years ended June 30, 2005, 2004 and 2003 respectively.

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

Other Assets:

Other assets primarily consist of security deposits for real estate leases and deferred financing costs, which are being amortized over the remaining life of the finance agreement.

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

Deferred Rent Obligations:

The Company accounts for rent expense under noncancelable operating leases with scheduled rent increases on a straight-line basis over the lease term. The excess of straight-line rent expense over scheduled payment amounts is recorded as a deferred liability included in long-term liabilities. Deferred rent obligations amounted to $0.5 million at June 30, 2005 and 2004.

Other Comprehensive Income (Loss):

Other comprehensive income (loss) is reflected in the consolidated statements of stockholders' equity. Other comprehensive income (loss) reflects adjustments for minimum pension liability.

Reclassifications:

Certain reclassifications related to accounts receivable have been made to conform to the current period presentation.

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

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment". SFAS 123(R) requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. The amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. SFAS 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS 123(R) replaces SFAS No. 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees". This statement is effective as of the first interim or annual reporting period that begins after June 15, 2005. The Company is required to implement this new standard in the quarter ending September 30, 2005. The impact of this new standard, if it had been in effect, on the net earnings and related per share amounts of our fiscal years ended in June 2005, 2004 and 2003 is disclosed above in Note 2, Summary of Significant Accounting Policies, Stock-Based Compensation. The impact of this new standard on the Company's net earnings for fiscal 2006 is estimated to be approximately $0.2 million before the grant of any new options.

In May 2005, the FASB issued SFAS No. 154, "Accounting for Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3" ("SFAS No. 154"). SFAS No. 154

replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. SFAS No. 154 becomes effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

3.	Inventories — net

	June 30, 2005	June 30, 2004
	(In thousands)
Raw materials	$1,119	$1,105
Work-in-process	299	283
Finished goods	9,249	7,285
Total	$10,667	$8,673

Inventories are stated at the lower of cost, using the first-in first-out (FIFO) method, or market. Included in inventories is merchandise in transit of approximately $5.1 million at June 30, 2005 and $5.2 million at June 30, 2004.

4.	Fixed Assets

	June 30, 2005	June 30, 2004
	(In thousands)
Computer hardware and software	$4,420	$4,126
Furniture and equipment	10,244	10,224
Leasehold improvements	10,494	10,494
	25,158	24,844
Less: accumulated depreciation and amortization	21,805	20,632
	$3,353	$4,212

5.	Income Taxes

The following are the major components of the provision for income taxes (In thousands):

	Fiscal Year Ended June 30,
	2005	2004	2003
Current:
Federal	$16	$72	$88
State	69	150	337
	$85	$222	$425
Deferred:
Federal	$76	$63	$—
State	22	18	—
	$98	$81	$—
Total	$183	$303	$425

Significant components of the Company's net deferred tax assets and deferred tax liabilities are as follows:

	June 30, 2005	June 30, 2004
	(In thousands)
Deferred tax assets:
Net federal, state and local operating loss carryforwards	$37,400	$38,300
Costs capitalized to inventory for tax purposes	800	400
Inventory valuation	600	400
Excess of book over tax depreciation	1,300	2,200
Sales allowances not currently deductible	600	700
Reserves and other items not currently deductible	300	800
	41,000	42,800
Less: valuation allowance for deferred tax assets	(41,000)	(42,800)
Net deferred tax asset	$—	$—

	June 30, 2005	June 30, 2004
	(In thousands)
Deferred tax liability:
Deferred tax liability related to indefinite lived intangibles	$(179)	$(81)

The Company accounts for income taxes under the asset and liability method in accordance with SFAS No. 109, Accounting for Income Taxes. Deferred income taxes reflect the future tax consequences of differences between the tax bases of assets and liabilities and their financial reporting amounts at year-end. The Company periodically reviews its historical and projected taxable income and considers available information and evidence to determine if it is more likely than not that a portion of the deferred tax assets will be realized. A valuation allowance is established to reduce the deferred tax assets to the amount that is more likely than not to be realized. As of June 30, 2005 and 2004, based upon its evaluation of historical and projected results of operation and the current business environment, the Company recorded a full valuation allowance on its deferred tax assets. In fiscal 2005, the valuation allowance was reduced by $1.8 million to $41.0 million at June 30, 2005 from $42.8 million at June 30, 2004 to primarily reflect the utilization of NOL's to offset taxes otherwise payable on current taxable income and to reflect changes in deferred tax assets. If the Company determines that it is more likely than not that a portion of the deferred tax assets will be realized in the future, that portion of the valuation allowance will be reduced with a corresponding decrease in income tax expense. At such time that the valuation allowance is eliminated and the Company has operating income, the Company will provide for income tax expense in its Statement of Operations at its effective tax rate.

The Company has provided a deferred tax liability in the amount of $179,000 on the temporary differences associated with its indefinite-lived intangibles. The Company's indefinite lived intangibles are not amortized for book purposes. As the Company continues to amortize these intangible assets for tax purposes, it will provide a deferred tax liability on the temporary difference. The temporary difference will not reverse until such time as the assets are impaired or sold therefore the likelihood of being offset by the Company's net operating loss carryforward is uncertain. There were no sales or impairments during the years ended June 30, 2005 and 2004.

At June 30, 2005, the Company has a federal net operating loss carryforward for income tax purposes of approximately $96.0 million, which will expire between fiscal 2010 and 2023. None of the operating loss carryforwards relate to the exercise of nonqualified stock options.

	Fiscal Year Ended June 30,
	2005	2004	2003
	(In thousands)
(Benefit) expense for federal income taxes at the statutory rate of 35.0%	$(306)	$1,193	$1,786
State and local taxes, net of federal benefit	51	207	219
Other	73	116	40
Effects of tax loss carryforwards	365	(1,213)	(1,620)
Provision for income taxes	$183	$303	$425

6.	Financing Agreements

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

At the option of the Company, the Revolving Facility and the Term Loan each may bear interest either at the JP Morgan Chase Bank Rate ("Prime Rate") or the London Interbank Offered Rate ("LIBOR"). If the Company chooses the Prime Rate, the interest (i) on the Revolving Facility accrues at a rate of ½ of 1% above the Prime Rate (ii) on the Term Loan accrues at a rate of 1% above the Prime Rate. If the Company chooses LIBOR, the interest (i) on the Revolving Facility accrues at a rate of 3¼% above LIBOR (2.75% above LIBOR from and after November 2004) (ii) on the Term Loan accrues at a rate of 3¾% above LIBOR. From the inception of the financing agreement through June 30, 2005, the Company has elected the Prime Rate option. Pursuant to the November 2004 amendment to the Financing Agreement described below, each of the foregoing interest rates is subject to an annual upward or downward adjustment by ¼ of 1%, commencing with the month following delivery of the Company's consolidated financial statements to CIT for fiscal 2005, fiscal 2006 and fiscal 2007 based upon the Company's borrowing availability, fixed charge coverage ratio and leverage ratio as in effect at each such adjustment period. The interest rate as of June 30, 2005 on the Revolving Facility was 6.5% and on the Term Loan was 7.0%.

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

The Financing Agreement contains numerous financial and operational covenants, including limitations on additional indebtedness, liens, dividends, stock repurchases and capital expenditures. In addition, the Company is required to maintain (i) specified levels of tangible net worth, (ii) minimum EBITDA (earnings before interest , taxes, depreciation and amortization),certain fixed charge coverage ratios, (iii) certain leverage ratios, and (iv) specified levels of minimum borrowing availability under the Revolving Facility. At June 30, 2005, the Company was in compliance with all of its covenants. In the event of the early termination by the Company of the Financing Agreement, the Company will be liable for termination fees of $150,000 if termination occurs prior to November 11, 2007. The Company may prepay at any time, in whole or in part, the Term Loan without penalty. A fee of $125,000 was paid in connection with the original Financing Agreement. The expiration of the Financing Agreement was initially set for September 27, 2005 and was extended to October 1, 2008 by an amendment dated November 11, 2004.

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

On September 15, 2005, the Company and CIT agreed to further amend the Financing Agreement to reset or establish certain financial covenants regarding tangible net worth, EBITDA and minimum borrowing availability to be consistent with the Company's latest business plan for fiscal 2006.

On June 30, 2005, the Company had $6.2 million of outstanding letters of credit under the Revolving Facility, total availability of approximately $20.9 million under the Amended Financing Agreement, a balance of $7.3 million on the Term Loan and no revolving credit borrowings. At June 30, 2004, the Company had $8.0 million of outstanding letters of credit, total availability of approximately $11.6 million, a balance of $9.0 million on the Term Loan and $8.6 in revolving credit borrowings.

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

Future Financing Requirements

At June 30, 2005, the Company had working capital of $21.6 million as compared with working capital of $17.2 million at June 30, 2004. On June 13, 2005, the Company and Kenneth Cole Productions, Inc. ("Purchaser") entered into a Stock Purchase Agreement, pursuant to which the Purchaser purchased from the Company six million (6,000,000) shares of common stock of the Company for an aggregate purchase price of six million dollars ($6,000,000). The Company's business plan requires the availability of sufficient cash flow and borrowing capacity to finance its product lines and to meet its cash needs for the launch and support of the Kenneth Cole product lines. The Company expects to satisfy such requirements through cash on hand, cash flow from operations and borrowings under its financing agreements. The Company believes that it has adequate resources to meet its needs for the foreseeable future assuming that it meets its business plan and satisfies the covenants set forth in the Financing Agreement.

7.	Acquisitions

A.    S.L. Danielle Acquisition

On November 27, 2002, S.L. Danielle, a newly formed subsidiary of the Company acquired certain assets of S.L. Danielle Inc. The results of S.L. Danielle's operations have been included in the consolidated financial statements since that date. S.L. Danielle designs, arranges for the manufacture of, markets and sells a women's apparel line, principally under private labels.

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

The following table summarizes the fair values of the net assets acquired and liabilities assumed at the date of acquisition.

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

	For the Year Ended
	June 30, 2004	June 30, 2003
	(Unaudited)
	(In thousands except per share amounts)
Net revenue	$162,796	$158,344
Net income	3,232	4,350
Basic income per share	$0.12	$0.16
Diluted income per share	$0.11	$0.15

8.    Trademarks And Goodwill

Intangible assets were as follows:

	June 30, 2005	June 30, 2004
Indefinite lived intangible assets:
Trademarks	$1,000	$1,000

The Company owns the Cynthia Steffe and related trademarks, therefore they are classified as indefinite lived intangibles at June 30, 2005 and 2004 and not amortized.

The following table summarizes trademarks and goodwill:

	Trademarks	Goodwill
Balance at July 1, 2002	$—	$—
Acquisition of SL Danielle	—	1,395
Balance at June 30, 2003	—	1,395
Adjustment of previously allocated purchase price related to acquisition of S L Danielle	—	42
Acquisition of Cynthia Steffe	1,000	820
Balance at June 30, 2004 and 2005	$1,000	$2,257

9.    Employee Benefit Plans

Pension Plan:

Pursuant to a collective bargaining agreement, the Company's union employees are eligible to participate in the Company's defined benefit pension plan after completion of one year of eligible service. Pension benefits are based on the number of years of service times a predetermined factor. The Company uses June 30, 2005 as its measurement date for the pension plan.

Pension expense amounted to approximately $102,000, $123,000, and $81,000 in fiscal 2005, 2004, and 2003, respectively.

Obligations and Funded Status

The reconciliation of the benefit obligation and funded status of the pension plan as of June 30, 2005 and 2004 is as follows:

	2005	2004
	(in thousands)
Change in benefit obligation
Benefit obligation at beginning of year	$1,348	$1,375
Service cost	71	71
Interest cost	87	78
Change in assumption (discount rate)	277	(146)
Actuarial loss	75	9
Benefits paid	(37)	(39)
Benefit obligation at end of year	$1,821	$1,348
Change in plan assets
Fair value of plan assets at beginning of year	$855	$774
Actual return on plan assets	45	82
Employer contributions	142	41
Benefits paid	(37)	(39)
Expenses paid	(9)	(3)
Fair value of plan assets at end of year	$996	$855
Funded status	$(825)	$(493)
Unrecognized net actuarial loss	675	305
Net amount recognized	$(150)	$(188)
Amounts recognized in the statement of financial position consist of:
Accrued benefit cost	$(825)	$(493)
Accumulated other comprehensive loss	675	305
Net amount recognized	$(150)	$(188)

The accumulated benefit obligation for the pension plan was $1,821,000 and $1,348,000 at June 30, 2005 and 2004, respectively.

(In thousands)	June 30, 2005	June 30, 2004
Projected benefit obligation	$1,821	$1,348
Accumulated benefit obligation	$1,821	$1,348
Fair value of plan assets	$996	$855

	Fiscal Year
(In thousands)	2005	2004	2003
Components of Net Periodic Benefit Cost:
Service cost	$71	$71	$58
Interest cost	87	78	72
Expected return on plan assets	(75)	(67)	(64)
Amortization of accumulated unrecognized net loss	19	41	15
Net periodic benefit cost	$102	$123	$81

Additional Information

Increase (decrease) in minimum liability included in other comprehensive (income) loss was $370,000, ($189,000), and $252,000 for the years ended June 30, 2005, 2004 and 2003, respectively.

Assumptions

Weighted average assumptions used to determine: Net periodic benefit cost for the years ended June 30,	2005	2004	2003
Discount Rate	6.50%	6.50%	5.75%
Expected Long Term Rate of Return on plan assets	8.50%	8.50%	8.50%

Benefit Obligation at June 30,	2005	2004
Discount Rate	5.25%	6.50%
Expected Long Term Rate of Return on plan assets	8.50%	8.50%

The expected long-term rate of return on plan assets was determined based on long-term return analysis for equity, debt and other securities as well as historical returns. Long-term trends are evaluated relative to market factors such as inflation and interest rates.

Plan Assets

The Company's pension plan weighted-average asset allocations at June 30, 2005 and 2004, by asset category are as follows:

Asset Category	Plan Assets at June 30 2005	Plan Assets at June 30 2004
Equity securities	64%	60%
Debt securities	33%	32%
Other	3%	8%
Total	100%	100%

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

Cash Flows

Contributions

The Company expects to contribute $311,000 to the pension plan in fiscal 2006.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (In thousands):

Fiscal Year	Pension Benefits
2006	$58
2007	67
2008	74
2009	83
2010	95
2011-2015	641

Savings Plan:

The Company has a savings plan (the "Savings Plan") under which eligible employees may contribute a percentage of their compensation and the Company (subject to certain limitations) as of January 2003 contributes 10% of the employee's contribution. From February 2002 to January 2003 there was no employer matching contribution. Prior to February 2002 the Company matched 50% of the employee's contribution. The Company contributions are invested in investment funds selected by the participants and are subject to vesting provisions of the Savings Plan. Expense under the Savings Plan was approximately $72,000 in fiscal 2005, $68,000 in fiscal 2004 and $15,000 in fiscal 2003.

10.    Stock Based Compensation:

The Company has a Stock Option Plan (the "Option Plan"). Pursuant to the Option Plan, the Company may grant to eligible individuals incentive stock options, as defined in the Internal Revenue Code of 1986, and non-incentive stock options. Generally, vesting periods range from two to five years with a maximum term of ten years. Under the Option Plan, 6,750,000 shares of Common Stock are reserved for issuance. The maximum number of Shares that any one Eligible Individual may be granted in respect of options may not exceed 4,000,000 shares of Common Stock. No stock options may be granted subsequent to October 29, 2007. The exercise price may not be less than 100% of the fair market value on the date of grant for incentive stock options.

On January 10, 2001, the Company entered into an employment agreement (the "Agreement") with Nicholas DiPaolo, who has been serving as the Company's Vice Chairman and Chief Operating Officer since November 1, 2000, the effective date of the Agreement. The Agreement had an initial term ending November 30, 2003, which was subsequently extended by an amendment to the agreement until June 30, 2005. Mr. DiPaolo retired in June 2005. Under the Agreement on November 1, 2000, Mr. DiPaolo was granted 300,000 fully vested options to purchase Common Stock at the fair market value on the date of grant. Under the Agreement on January 10, 2001, Mr. DiPaolo was granted 3,000,000 options to purchase Common Stock of the Company at the fair market value on the date of the grant (the "Put Options"). The exercise price of the Put Options is $0.375. Under certain circumstances Mr. DiPaolo would have been entitled to require the Company to purchase his Put Options for the aggregate exercise price thereof. These circumstances did not occur. All of his remaining options were fully vested at the time of Mr. DiPaolo's retirement and are exercisable until November 1, 2005.

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

Information regarding the Company's stock options is summarized below:

	Stock Options
	Number of Shares	Exercise Price Range	Weighted Average Exercise Price
Outstanding at June 30, 2002	5,230,984	$ .38 - $3.50		$.44
Options granted	910,000	$ .75 - $ .84	$	..80
Options exercised	(6,100)	$ .50 - $ .50	$	..50
Options canceled	(15,290)	$ .50 - $ .50	$	..75
Outstanding at June 30, 2003	6,119,594	$ .38 - $3.50	$	..49
Options granted	690,000	$ .94 - $1.12	$	..97
Options exercised	(595,001)	$ .86 - $1.42	$	..50
Options canceled	(227,766)	$ .50 - $ .84	$	..58
Outstanding at June 30, 2004	5,986,827	$ .38 - $3.50	$	..55
Options granted	330,000	$ .85 - $ .95	$	..86
Options exercised	(2,025,000)	$ ..38 - $ .69		$.38
Options canceled	(120,300)	$ .50 - $1.12	$	..98
Outstanding at June 30, 2005	4,171,527	$ .38 - $3.50		$.64

The following table summarizes information about the Company's outstanding and exercisable stock options at June 30, 2005:

	Outstanding			Exercisable
Range of Exercise Price	Shares	Weighted- Average Remaining Contractual Life (Yrs.)	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
$0.38	1,100,000	.34	$0.38	1,100,000	$0.38
$0.50	1,301,527	4.78	$0.50	1,296,527	$0.50
$0.69	5,000	5.00	$0.69	5,000	$0.69
$0.75	295,000	7.16	$0.75	150,000	$0.75
$0.84	500,000	2.41	$0.84	500,000	$0.84
$0.85	300,000	9.36	$0.85	0	$0.00
$0.94	560,000	8.51	$0.94	218,750	$0.94
$0.95	30,000	9.00	$0.95	0	$0.00
$0.98	30,000	8.00	$0.98	7,500	$0.98
$1.12	25,000	8.39	$1.12	25,000	$1.12
$3.00	10,000	4.00	$3.00	10,000	$3.00
$3.11	10,000	2.65	$3.11	10,000	$3.11
$3.50	5,000	3.00	$3.50	5,000	$3.50
	4,171,527	4.39	$0.64	3,327,777	$0.58

All stock options are granted at fair market value of the Common Stock at grant date. The outstanding stock options have a weighted average contractual life of 4.39 years, 3.94 years and 4.75 years in 2005, 2004 and 2003, respectively. The number of stock options exercisable at June 30, 2005, 2004 and 2003 were 3,327,777, 4,884,327 and 3,180,916 respectively.

11.    Commitments, Contingencies and Other Matters

Lease Obligations:

The Company leases showroom, distribution and office facilities, and equipment under various noncancellable operating lease agreements which expire through 2014. Rental expense for the years ended June 30, 2005, 2004 and 2003 was approximately $2.9 million, $2.7 million and $2.6 million, respectively.

The minimum aggregate rental commitments at June 30, 2005 are as follows (in thousands):

Fiscal year ending:
2006	$2,390
2007	1,546
2008	1,483
2009	1,392
2010	354
Subsequent to 2011	1,038
$8,203

Letters of Credit:

The Company was contingently liable under letters of credit issued by banks to cover primarily contractual commitments for merchandise purchases of approximately $6.2 million and $7.8 million at June 30, 2005 and June 30, 2004, respectively.

Inventory purchase commitments:

The Company was contingently liable for contractual commitments for merchandise purchases of approximately $10.2 million and $10.7 million at June 30, 2005 and June 30, 2004, respectively.

Kenneth Cole License Agreement:

The Company entered into a license agreement with Kenneth Cole Productions (LIC) in June 2005. Under the license agreement the Company is required to achieve certain minimum sales levels, to pay certain minimum royalties and to maintain a minimum net worth. The Company is also obligated to pay specified percentages of net sales to support advertising and to expend a total of $4 million in the period ending December 31, 2007 to support the initial launch of the licensed products.

The following table summarizes as of June 30, 2005, the Company's Kenneth Cole License Agreement Commitments by future period:

Payments due by Period (In thousands, except per share amounts)
Contractual obligations (in thousands)	Total	Less than 1 year	2-3 years	4-5 years	After 5 years
Kenneth Cole License Agreement Contractual obligations	$17,470	$1,605	$6,955	$6,990	$1,920

Litigation:

The Company is involved in legal proceedings from time to time arising out of the ordinary conduct of its business. The Company believes that the outcome of these proceedings will not have a material adverse effect on the Company's financial condition or results of operations.

12.    Unaudited Quarterly Results of Operations

Unaudited quarterly financial information for fiscal 2005 and fiscal 2004 is set forth in the table below:

(In thousands, except per share amounts)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal 2005
Net revenue	$34,434	$38,569	$41,553	$28,699
Gross profit	10,195	10,638	12,239	6,522
Net income (loss)	721	372	1,024	(3,274)
Basic earnings (loss) per share	0.03	0.01	0.04	(0.11)
Diluted earnings (loss) per share	0.02	0.01	0.03	(0.11)
Fiscal 2004
Net revenue	$38,805	$34,566	$43,713	$40,023
Gross profit	9,210	8,017	11,691	10,738
Net income (loss)	1,010	(191)	1,804	481
Basic earnings (loss) per share	0.04	(0.01)	0.07	0.02
Diluted earnings (loss) per share	0.03	(0.01)	0.06	0.02

The sum of the quarterly net earnings per share amounts may not equal the full-year amount since the computations of the weighted average number of common-equivalent shares outstanding for each quarter and the full year are made independently.

SCHEDULE II

BERNARD CHAUS, INC. & SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

Description	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Deductions		Balance at End of Year
Year ended June 30, 2005
Allowance for doubtful accounts	$193	$0	$43	[1]	$150
Reserve for customer allowances and deductions	$972	$5,967	$5,264	[2]	$1,675
Year ended June 30, 2004
Allowance for doubtful accounts	$80	$180	$67	[1]	$193
Reserve for customer allowances and deductions	$835	$5,539	$5,402	[2]	$972
Year ended June 30, 2003
Allowance for doubtful accounts	$340	$(260)	$0	[1]	$80
Reserve for customer allowances and deductions	$1,093	$9,352	$9,610	[2]	$835

[1]	Uncollectible accounts written off

[2]	Allowances charged to reserve and granted to customers

S-1

INDEX TO EXHIBITS

Exhibit Number	Exhibit Title
10.119	Amendment No.5 to Financing Agreement among the Company, S.L. Danielle, Cynthia Steffe Acquisition, LLC and the CIT Group/Commercial Services, Inc. dated May 12, 2005.
10.120	Stock Purchase Agreement between Bernard Chaus, Inc. and Kenneth Cole Productions, Inc. dated June 13, 2005.
10.121	License Agreement between Kenneth Cole Productions (LIC), Inc. and Bernard Chaus, Inc. dated June 13, 2005 (filed in redacted form since confidential treatment was requested pursuant to Rule 246-2 for certain portions thereof).

10.122	Amendment No.6 to Financing Agreement among the Company, S.L. Danielle, Cynthia Steffe Acquisition, LLC and the CIT Group/Commercial Services, Inc. dated September 15, 2005.

21	List of Subsidiaries of the Company.

23.1	Consent of Mahoney Cohen & Company, CPA,P.C., Independent Registered Public Accounting Firm.

23.2	Consent of Deloitte & Touche LLP., Independent Registered Public Accounting Firm.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Josephine Chaus.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Barton Heminover.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Josephine Chaus.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Barton Heminover.