Form 10-Q
period 2005-09-30
CHAUS BERNARD INC
filed 2005-11-09
CIK 793983

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.

               For the quarterly period ended September 30, 2005.

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

        Registrant's telephone number, including area code (212) 354-1280
                                                          ----------------------

--------------------------------------------------------------------------------
       (Former - name, former address and former fiscal year, if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of
1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days Yes X   No   .
                                            ---    ---

         Indicate by check mark whether the registrant is an accelerated filer
(as defined in Exchange Act Rule 12b-2)  Yes     No X
                                            ---    ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Date                       Class               Shares Outstanding
            ----                       -----               ------------------
    November 02, 2005     Common Stock, $0.01 par value        37,329,825

                                                       INDEX

 PART I  FINANCIAL INFORMATION
 -----------------------------

 Item 1.          Condensed Consolidated Financial Statements (Unaudited)              PAGE

                  Condensed Consolidated Balance Sheets as of
                  September 30, 2005, June 30, 2005 and
                  September 30, 2004                                                      3

                  Condensed Consolidated Statements of Income for the
                  Three Months ended September 30, 2005 and 2004                          4

                  Condensed Consolidated Statements of Cash Flows for the
                  Three Months ended September 30, 2005 and 2004                          5

                  Notes to Condensed Consolidated Financial Statements                    6

 Item 2.          Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                    12

 Item 3.          Quantitative and Qualitative Disclosures About Market Risk             16

 Item 4.          Controls and Procedures                                                16

 PART II          OTHER INFORMATION
 -------          -----------------

 Item 6.          Exhibits                                                               17

 SIGNATURES                                                                              17

 CERTIFICATIONS                                                                          18

PART I-FINANCIAL INFORMATION
----------------------------
ITEM 1. FINANCIAL STATEMENTS
----------------------------

                      BERNARD CHAUS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
          (In thousands, except number of shares and per share amounts)

                                                                    September 30,            June 30,            September 30,
                                                                        2005                   2005                   2004
                                                                  ------------------     ------------------    -------------------
                                                                     (Unaudited)               ( * )              (Unaudited)

ASSETS
Current Assets
     Cash and cash equivalents                                    $           92           $         7,732      $            90
     Accounts receivable - net                                            24,557                    16,331               23,944
     Accounts receivable - due from factor                                 3,660                     1,689                3,179
     Inventories - net                                                     8,942                    10,667               10,318
     Prepaid expenses and other current assets                               866                       898                1,022
                                                                  ------------------     ------------------    -------------------
         Total current assets                                             38,117                    37,317               38,553
Fixed assets - net                                                         3,446                     3,353                3,987
Other assets - net                                                           356                       371                  298
Trademarks                                                                 1,000                     1,000                1,000
Goodwill                                                                   2,257                     2,257                2,257
                                                                  ------------------     ------------------    -------------------
          Total assets                                            $       45,176           $         44,298     $        46,095
                                                                  ==================     ==================    ===================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
     Revolving credit borrowings                                  $        2,846           $             -      $         8,727
     Accounts payable                                                      8,670                     9,479                7,659
     Accrued expenses                                                      3,817                     4,682                2,667
     Term loan - current                                                   1,700                     1,700                1,700
                                                                  ------------------     ------------------    -------------------
          Total current liabilities                                       17,033                    15,861               20,753
Term loan                                                                  5,200                     5,625                6,900
Long term liabilities                                                        888                       994                  894
Deferred income taxes                                                        201                       179                  103
                                                                  ------------------     ------------------    -------------------
          Total liabilities                                               23,322                    22,659               28,650

STOCKHOLDERS' EQUITY
     Preferred stock, $.01 par value, authorized shares -                     --                        --                   --
          1,000,000; outstanding shares- none
     Common stock, $.01 par value,                                           362                       360                  280
          authorized shares - 50,000,000; issued shares -
          36,193,895 at September 30, 2005, 36,004,359
          at June 30, 2005 and 28,029,359 at
          September 30, 2004
     Additional paid-in capital                                          132,738                   132,621              126,259
     Deficit                                                            (109,091)                 (109,187)            (107,309)
     Accumulated other comprehensive loss                                   (675)                     (675)                (305)
     Less: Treasury stock at cost -
          62,270 shares at September 30, 2005, June
          30, 2005 and September 30, 2004                                 (1,480)                   (1,480)              (1,480)
                                                                  ------------------     ------------------    -------------------
     Total stockholders' equity                                           21,854                    21,639               17,445
                                                                  ------------------     ------------------    -------------------
          Total liabilities and stockholders' equity              $       45,176           $        44,298      $        46,095
                                                                  ==================     ==================    ===================

* Derived from audited financial statements at June 30, 2005.

     See accompanying notes to condensed consolidated financial statements.

                      BERNARD CHAUS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
          (In thousands, except number of shares and per share amounts)

                                                                                 For the Three Months Ended
                                                                         --------------------------------------------
                                                                            September 30,           September 30,
                                                                                2005                    2004
                                                                         --------------------    --------------------
                                                                             (Unaudited)             (Unaudited)

                Net revenue                                                 $         37,718         $    34,434
                Cost of goods sold                                                    27,134              24,239
                                                                            ----------------     --------------------

                Gross profit                                                          10,584              10,195
                Selling, general and administrative expenses                          10,229               9,097
                                                                            -----------------    --------------------
                Income from operations                                                   355               1,098

                Interest expense, net                                                    230                 305
                                                                            -----------------    --------------------
                Income before income tax provision                                       125                 793

                Income tax provision                                                      29                  72
                                                                            -----------------    --------------------
                Net income                                                      $         96         $       721
                                                                            =================    ====================
                Basic earnings per share                                        $          -         $      0.03
                                                                            =================    ====================

                Diluted earnings per share                                      $          -         $      0.02
                                                                            ================     ====================

                Weighted average number of common shares
                outstanding- basic                                                36,002,000          27,932,000
                                                                            ================     ====================
                Weighted average number of common and common
                equivalent shares outstanding - diluted                           37,688,000          30,743,000
                                                                            ================     ====================

See accompanying notes to condensed consolidated financial statements.

                      BERNARD CHAUS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                   For the Three Months Ended
                                                                            -----------------------------------------
                                                                                September 30,        September 30,
                                                                                    2005                 2004
                                                                            -------------------    ------------------
                                                                                          (Unaudited)

OPERATING ACTIVITIES
Net income                                                                      $         96         $       721

Adjustments to reconcile net income to net cash provided by
   (used in) operating activities:
   Depreciation and amortization                                                         289                 338
   Stock compensation expense                                                             49                   -
   Deferred income taxes                                                                  22                   -

Changes in operating assets and liabilities:
   Accounts receivable                                                                (8,226)               (804)
   Accounts receivable due from factor                                                (1,971)              2,484
   Inventories                                                                         1,725              (1,645)
   Prepaid expenses and other current assets                                              34                 (70)
   Accounts payable                                                                     (809)               (254)
   Accrued expenses and long term liabilities                                           (965)               (512)
                                                                            -------------------    ------------------
Net Cash Provided by (Used In) Operating Activities                                   (9,756)                258
                                                                            -------------------    ------------------

INVESTING ACTIVITIES
  Purchases of fixed assets                                                             (369)                (69)
                                                                            -------------------    ------------------
Net Cash Used In Investing Activities                                                   (369)                (69)
                                                                            -------------------    ------------------
FINANCING ACTIVITIES
  Net proceeds from short-term bank borrowings                                         2,846                 164
  Principal payments on term loans                                                      (425)               (425)
  Repurchases and retirement of Common Stock                                             (11)                  -
  Net proceeds from issuance of stock                                                     75                  25
                                                                            -------------------    ------------------
Net Cash Provided By (Used In) Financing Activities                                    2,485                (236)
                                                                            -------------------    ------------------
Decrease in cash and cash equivalents                                                 (7,640)                (47)
Cash and cash equivalents, beginning of period                                         7,732                 137
                                                                            -------------------    ------------------
Cash and cash equivalents, end of period                                        $         92         $        90
                                                                            ===================    ==================

Supplemental Disclosure of Cash Flow Information:
Cash paid for:
  Taxes                                                                         $         22         $        18
                                                                            ===================    ==================
  Interest                                                                      $        195         $       266
                                                                            ===================    ==================
Supplemental Disclosure of Non-Cash Financing Activities:
Tax benefit from exercise of employee stock options                             $          6         $         -
                                                                            ===================    ==================

See accompanying notes to condensed consolidated financial statements.

                      BERNARD CHAUS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
          Three Months Ended September 30, 2005 and September 30, 2004

   1. Business and Summary of Significant Accounting Policies

Business:

           Bernard Chaus, Inc. (the "Company" or "Chaus") designs, arranges for the manufacture of and markets an extensive range of women's career and casual sportswear principally under the JOSEPHINE CHAUS(R) COLLECTION, JOSEPHINE
CHAUS(R) SPORT, CHAUS(R), CYNTHIA STEFFE(R), CYNTHIA CYNTHIA STEFFE(R) , and
FRANCES & RITA(R) trademarks and under private label brand names. The Company's products are sold nationwide through department store chains, specialty retailers and other retail outlets. The Company has positioned its JOSEPHINE
CHAUS product line into the opening price points of the "better" category. In
November 2002, the Company acquired certain assets of S.L. Danielle, Inc. ("SL
Danielle"). SL Danielle designs, arranges for the manufacture of and markets women's moderately priced clothing primarily under private labels. In January
2004, the Company acquired certain assets of the Cynthia Steffe division of LF
Brands Marketing, Inc., including inventory and intellectual property. In connection with such acquisition, the Company also acquired the Cynthia Steffe trademarks from Cynthia Steffe. The Cynthia Steffe business designs, arranges for the manufacture of, markets and sells an upscale modern women's apparel line, under the Cynthia Steffe trademarks. In June 2005 the Company signed a licensing agreement with Kenneth Cole Productions, Inc. to manufacture and sell women's sportswear under the Kenneth Cole Reaction (R) label. The Company is targeting these products to be sold nationwide through major retail department stores and select specialty stores starting in spring 2006. These products will offer high-quality fabrications and styling at "better" price points. As used herein, fiscal 2006 refers to the fiscal year ended June 30, 2006, fiscal 2005 refers to the fiscal year ended June 30, 2005 and fiscal 2004 refers to the fiscal year ended June 30, 2004.

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

Basis of Presentation:

          The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("generally accepted accounting principles") for interim financial information and with the instructions to Form 10-Q and Rule
10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending June 30, 2006 ("fiscal 2006") or any other period. The balance sheet at
June 30, 2005 has been derived from the audited financial statements at that date. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended
June 30, 2005.

Principles of Consolidation:

         The consolidated financial statements include the accounts of the
Company and its subsidiaries. Intercompany accounts and transactions have been eliminated.

                      BERNARD CHAUS, INC. AND SUBSIDIARIES

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

Shipping and Handling:

         Shipping and handling costs are included as a component of selling, general and administrative expenses in the consolidated statements of operations. For the quarters ended September 30, 2005 and September 30, 2004 shipping and handling costs approximated $0.5 million and $0.1 million, respectively. Shipping and handling cost for the quarter ended September 30,2005 includes the costs of the Company's new third party distribution providers which was effective September 1, 2005.

Credit Terms:

         The Company extends credit to its customers, other than customers of
Cynthia Steffe Acquisition, LLC ("CS Acquisition") based upon an evaluation of the customer's financial condition and credit history. CS Acquisition extends credit to the majority of its customers through a factoring agreement with The
CIT Group/Commercial Services, Inc. ("CIT"). Under the factoring arrangement, the Company receives payment from CIT as of the earlier of: a) the date that CIT has been paid by the Company's customers; b) the date of the customer's longest maturity if the customer is in a bankruptcy or insolvency proceeding; or c) the last day of the third month following the customer's longest maturity date if the receivable remains unpaid. CIT assumes only the risk of the Company's customers' insolvency or non-payment. All other receivable risks for customer deductions that reduce the customer receivable balances are retained by the
Company, including, but not limited to, allowable customer markdowns, operational chargebacks, disputes, discounts, and returns. As of September 30,
2005 approximately 87% of the Company's accounts receivable was non-factored.

Accounts Receivable:

         Accounts Receivable are net of allowances and anticipated discounts. An allowance for doubtful accounts is determined through analysis of the aging of accounts receivable at the date of the financial statements, assessments of collectibility based on historical trends and an evaluation of the impact of economic conditions. This amount is not significant primarily due to the
Company's history of minimal bad debts. An allowance for discounts is based on those discounts relating to open invoices where trade discounts have been extended to customers. Costs associated with potential returns of products as well as allowable customer markdowns and operational charge backs, net of expected recoveries, are included as a reduction to net revenue and are part of the provision for allowances included in Accounts Receivable. These provisions result from seasonal negotiations as well as historic deduction trends, net expected recoveries and the evaluation of current market conditions. As of
September 30, 2005, June 30, 2005 and September 30, 2004, Accounts Receivable
was net of allowances of $1.9 million, $1.8 million and $1.4 million, respectively.

Inventories:

            Inventories are stated at the lower of cost or market, cost being determined on the first-in, first-out method. The majority of the Company's inventory purchases are shipped FOB shipping point from the Company's suppliers.
The Company takes title and assumes the risk of loss when the merchandise is received at the boat or airplane overseas. The Company records

                      BERNARD CHAUS, INC. AND SUBSIDIARIES

inventory at the point of such receipt at the boat or airplane overseas.
Reserves for slow moving and aged merchandise are provided to writedown inventory costs to net realizable value based on historical experience and current product demand. Inventory reserves were $1.8 million at September 30,
2005, $1.5 million at June 30, 2005, and $0.9 million at September 30, 2004.
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

Income Taxes:

         The Company accounts for income taxes under the asset and liability method in accordance with Statement of Financial Accounting Standards ("SFAS")
No. 109, Accounting for Income Taxes. Deferred income taxes reflect the future tax consequences of differences between the tax bases of assets and liabilities and their financial reporting amounts at year-end. The Company periodically reviews its historical and projected taxable income and considers available information and evidence to determine if it is more likely than not that a portion of the deferred tax assets will be realized. A valuation allowance is established to reduce the deferred tax assets to the amount that is more likely than not to be realized. As of September 30, 2005, June 30, 2005 and September
30, 2004, based upon its evaluation, the Company recorded a full valuation allowance on its deferred tax assets. If the Company determines that a portion of the deferred tax assets will be realized in the future, a portion of the valuation allowance will be reduced and the Company will provide for income tax expense (benefit) in its Statement of Operations at its estimated effective tax rate.

Stock-based Compensation:

         The Company has a Stock Option Plan and previously accounted for the plan under the recognition and measurement principles of APB 25, "Accounting for
Stock Issued to Employees", and related interpretations. Under this method, compensation cost was the excess, if any, of the quoted market price of the stock at the grant date or other measurement date over the amount an employee must pay to acquire the stock. No stock-based employee compensation cost was reflected in net income because options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant.

         Effective July 1, 2005 the Company adopted SFAS No. 123 (revised 2004),
"Share Based Payment" ("SFAS No. 123R") which eliminates the use of APB 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. The Company has adopted the modified prospective method whereby compensation cost is recognized in the financial statements beginning with the effective date based on the requirements of SFAS No. 123R for all share-based payments granted after that date and for all unvested awards granted prior to that date.

                      BERNARD CHAUS, INC. AND SUBSIDIARIES

         The Company's net income and earnings per share would have been reduced for the three months ended September 30, 2004 had compensation costs for the
Company's stock option grants been determined based on the fair value at the grant dates for awards under these plans in accordance with SFAS No. 123R. The pro forma amounts have been as follows (Dollars in thousands, except share data):

                                                                                     For the Three Months Ended
                                                                            September 30,                September 30,
                                                                                2005                         2004
                                                                            -------------                 -----------
                                                                                            (Unaudited)
                                                                            (In thousands except per share amounts)

Net income, as reported                                                     $        96                  $      721

Add: Stock-based employee compensation
     expense included in reported net income,
     net of tax effects                                                              49                           -

Deduct: Stock-based employee compensation
     cost determined under fair value based
     method, net of tax effects                                                     (49)                        (76)
                                                                            -----------                  ----------

Proforma net income                                                         $        96                  $      645
                                                                            ===========                  ==========
Earnings per share:

    Basic-as reported                                                       $         -                  $     0.03
                                                                            ===========                  ==========
    Basic-proforma                                                          $         -                  $     0.02
                                                                            ===========                  ==========
    Diluted-as reported                                                     $         -                  $     0.02
                                                                            ===========                  ==========
    Diluted-proforma                                                        $         -                  $     0.02
                                                                            ===========                  ==========

The following assumptions were used in the Black Scholes option-pricing model that was utilized to determine stock-based employee compensation expense under the fair value based method:

                                                                                For the Three           For the Three
                                                                                Months Ended            Months Ended
                                                                             September 30, 2005      September 30, 2004
                                                                             ------------------      ------------------

Weighted average fair value of stock options                                    $        0.90            $     0.81
  granted
Risk-free interest rate                                                                  3.97%                 4.69%
Expected dividend yield                                                         $        0.00            $     0.00
Expected life of option                                                                  10.0 years            10.0 years
Expected volatility                                                                        86%                   84%

Earnings Per Share:

         Basic earnings per share have been computed by dividing the applicable net income by the weighted average number of common shares outstanding. Diluted earnings per share has been computed for the three months ended September 30,
2005 and

                       BERNARD CHAUS, INC. AND SUBSIDIARIES

September 30, 2004 by dividing the applicable net income by the weighted average number of common shares outstanding and common equivalents.

                                                                 For the Three Months Ended
                                                              September 30,      September 30,
Denominator for earnings per share (in millions):                  2005               2004
                                                            --------------------------------------

Denominator for basic earnings per share
    weighted-average shares outstanding                            36.0              27.9

Assumed exercise of potential common shares                         1.7               2.8
                                                            --------------------------------------
Denominator for diluted earnings per share                         37.7              30.7
                                                            ======================================

Reclassifications:

         Certain reclassifications related to accounts receivable have been made to conform to the current period presentation.

2.       Inventories - net

                                  September 30,        June 30,        September 30,
                                      2005               2005               2004
                                -----------------------------------------------------
                                                    (in thousands)
                                   (unaudited)                        (unaudited)

           Raw materials           $       2,196       $   1,119       $      821
           Work-in-process                   145             299              201
           Finished goods                  6,601           9,249            9,296
                                -----------------------------------------------------
           Total                   $       8,942       $  10,667       $   10,318
                                =====================================================

          Inventories are stated at the lower of cost, using the first in first-out (FIFO) method, or market. Included in finished goods inventories is merchandise in transit of approximately $3.1 million at September 30, 2005, $5.1 million at June 30, 2005 and $3.5 million at September 30, 2004.

3.       Financing Agreement

         The Company has a financing agreement (the "Financing Agreement") with
The CIT Group/Commercial Services, Inc. ("CIT") which provides the Company with a $40 million revolving line of credit (the "Revolving Facility") with a $25 million sublimit for letters of credit, and a term loan (the "Term Loan").

         At the option of the Company, the Revolving Facility and the Term Loan
each may bear interest either at the JP Morgan Chase Bank Rate ("Prime Rate") or the London Interbank Offered Rate ("LIBOR"). If the Company chooses the Prime
Rate, the interest (i) on the Revolving Facility accrues at a rate of 1/2 of 1%
above the Prime Rate (ii) on the Term Loan accrues at a rate of 1% above the
Prime Rate. If the Company chooses LIBOR, the interest (i) on the Revolving
Facility accrues at a rate of 2.75% above LIBOR (ii) on the Term Loan accrues at a rate of 3 3/4% above LIBOR. The Company has elected the Prime Rate option from the inception of the financing agreement through September 30, 2005. Each of the foregoing interest rates is subject to an annual upward or downward adjustment by 1/4 of 1%, commencing with the month following delivery of the Company's consolidated financial statements to CIT for fiscal 2006 and fiscal 2007 based upon the Company's borrowing availability, fixed charge coverage ratio and leverage ratio as in effect at each such adjustment period. The interest rate as of September 30, 2005 on the Revolving Facility was 7.25% and on the Term Loan
was 7.75%.

           The Term loan is paid down in quarterly installments of $425,000 with a balloon payment of $1.8 million due on October 1, 2008. The Company's obligations under the Financing Agreement are secured by a first priority lien on substantially all of the

                      BERNARD CHAUS, INC. AND SUBSIDIARIES

Company's assets, including the Company's accounts receivable, inventory, intangibles, equipment, and trademarks, and a pledge of the Company's equity interest in its subsidiaries.

         The Financing Agreement contains numerous financial and operational covenants, including limitations on additional indebtedness, liens, dividends, stock repurchases and capital expenditures. In addition, the Company is required to maintain (i) specified levels of tangible net worth, (ii) minimum EBITDA
(earnings before interest, taxes, depreciation and amortization), (iii)certain fixed charge coverage ratios, (iv) certain leverage ratios, and (v) specified levels of minimum borrowing availability under the Revolving Facility. At
September 30, 2005, the Company was in compliance with all of its covenants. In the event of the early termination by the Company of the Financing Agreement, the Company will be liable for termination fees of $150,000 if termination occurs prior to November 11, 2007. The Company may prepay at any time, in whole or in part, the Term Loan without penalty. The expiration of the Financing
Agreement is October 1, 2008.

         On September 15, 2005, the Company and CIT agreed to amend the
Financing Agreement to reset or establish certain financial covenants regarding tangible net worth, EBITDA and minimum borrowing availability to be consistent with the Company's latest business plan for fiscal 2006.

         On September 30, 2005, the Company had $4.7 million of outstanding letters of credit under the Revolving Facility, total availability of approximately $19.8 million under the Amended Financing Agreement, a balance of
$6.9 million on the Term Loan and $2.8 million in revolving credit borrowings.
On September 30, 2004, the Company had $9.4 million of outstanding letters of credit under the Revolving Facility, total availability of approximately $8.9 million under the Amended Financing Agreement, a balance of $8.6 million on the
Term Loan and $8.7 million in revolving credit borrowings. At June 30, 2005, the
Company had $6.2 million of outstanding letters of credit, total availability of approximately $20.9 million, a balance of $7.3 million on the Term Loan and no revolving credit borrowings.

 Factoring Agreement

         One of the Company's subsidiaries, CS Acquisition has a factoring agreement with CIT which provides for a factoring commission equal to 6/10 of 1%
of the gross face amount of all accounts factored by CIT up to $10 million ratably declining to a commission between .55% and .45% of the gross amount of the receivables in excess of $10 million. The Factoring Agreement expires on
March 31, 2006. The Company is obligated to pay to CIT a collateral management fee of $5,000 a month.

4.       Pension Plan

     Components of Net Periodic Benefit Cost

                                                     Pension Plan
                                              For the Three Months Ended
                                           September 30,      September 30,
                                               2005                2004
                                         -------------------------------------
                                                     (Unaudited)
                                                    (In Thousands)
     Service cost                                    $8                $18
     Interest cost                                   24                 22
     Expected return on plan assets                 (26)               (19)
     Amortization of net loss                         6                  5
                                         -------------------------------------
     Net periodic benefit cost                      $12                $26
                                         =====================================
     Employer Contributions

         For the three months ended September 30, 2005 the Company's contribution to the pension plan was $287,000. The Company anticipates contributing an additional $87,000 to fund its pension plan in fiscal 2006 for a total of $374,000.

                       BERNARD CHAUS, INC. AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         OF OPERATIONS

General
-------

         Bernard Chaus, Inc. (the "Company" or "Chaus") designs, arranges for the manufacture of and markets an extensive range of women's career and casual sportswear principally under the JOSEPHINE CHAUS(R) COLLECTION, JOSEPHINE
CHAUS(R) SPORT, CHAUS(R), CYNTHIA STEFFE(R), CYNTHIA CYNTHIA STEFFE(R) , and
FRANCES & RITA(R) trademarks and under private label brand names. The Company's products are sold nationwide through department store chains, specialty retailers and other retail outlets. The Company has positioned its JOSEPHINE
CHAUS product line into the opening price points of the "better" category. In
November 2002, the Company acquired certain assets of S.L. Danielle, Inc. ("SL
Danielle"). SL Danielle designs, arranges for the manufacture of and markets women's moderately priced clothing primarily under private labels. In January
2004, the Company acquired certain assets of the Cynthia Steffe division of LF
Brands Marketing, Inc., including inventory and intellectual property. In connection with such acquisition, the Company also acquired the Cynthia Steffe trademarks from Cynthia Steffe. The Cynthia Steffe business designs, arranges for the manufacture of, markets and sells an upscale modern women's apparel line, under the Cynthia Steffe trademarks. In June 2005 the Company signed a licensing agreement with Kenneth Cole Productions, Inc. to manufacture and sell women's sportswear under the Kenneth Cole Reaction (R) label. The Company is targeting these products to be sold nationwide through major retail department stores and select specialty stores starting in spring 2006. These products will offer high-quality fabrications and styling at "better" price points. As used herein, fiscal 2006 refers to the fiscal year ended June 30, 2006, fiscal 2005 refers to the fiscal year ended June 30, 2005 and fiscal 2004 refers to the fiscal year ended June 30, 2004.

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

Results of Operations
---------------------

         Net revenues for the quarter ended September 30, 2005 increased by
9.5%, or $3.3 million, to $37.7 million from $34.4 million for the quarter ended
September 30, 2004. Units sold were approximately the same and the overall price per unit increased by approximately 9.6%. The Company's revenues increased due to an increase in revenues in the Company's Chaus product lines ($2.9 million)
and Cynthia Steffe product lines ($1.3 million), partially offset by a decrease in revenues in the Company's private label business ($0.9 million).

         Gross profit for the quarter ended September 30, 2005 increased $0.4 million to $10.6 million as compared to $10.2 million for the quarter ended
September 30, 2004. As a percentage of net revenue, gross profit decreased to
28.1% for the quarter ended September 30, 2005 from 29.6% for the quarter ended
September 30, 2004. The increase in gross profit dollars was due to the increase in gross profit in the Company's Chaus product lines ($0.7 million) and Cynthia
Steffe product lines ($0.2 million) partially offset by a decrease in gross profit in the Company's private label business ($0.6 million) . The decrease in gross profit percentage was attributable to a decrease in gross profit percentage in the Cynthia Steffe product lines and the private label product lines partially offset by an increase in the gross profit percentage in the
Chaus product lines.

         Selling, general and administrative ("SG&A") expenses increased by $1.1 million to $10.2 million (27.1% of net revenue) for the quarter ended September
30, 2005 from $9.1 million (26.4% of net revenue) for the quarter ended
September 30, 2004. The main components of the increase in SG&A expenses for the quarter ended September 30, 2005 were payroll and payroll related costs exclusive of warehouse payroll related costs ($0.4 million), design related costs ($0.2 million) and distribution related costs inclusive of warehouse payroll related costs ($0.2 million). The increases in distribution costs were attributable to costs connected with discontinuing the Company's distribution facility as part of the transition to a third party distribution provider. A significant portion of the increase in SG&A expenses noted above was associated with the preparation for the launch of the Kenneth Cole Reaction label in Spring
2006.

         Interest expense decreased approximately ($0.1 million) for the quarter ended September 30, 2005 as compared to the quarter ended September 30, 2004 primarily due to lower bank borrowings partially offset by higher interest rates.

                       BERNARD CHAUS, INC. AND SUBSIDIARIES

         The Company's income tax provision for the quarters ended September 30,
2005 and 2004, includes federal alternative minimum taxes (AMT) resulting from the use of the Company's net operating loss (NOL) carryforward from prior years, provisions for state and local taxes, and a deferred provision for the temporary differences associated with the Company's indefinite lived intangibles.

         The Company periodically reviews its historical and projected taxable income and considers available information and evidence to determine if it is more likely than not that a portion of the deferred tax assets will be realized.
A valuation allowance is established to reduce the deferred tax assets to the amount that is more likely than not to be realized. As of September 30, 2005,
June 30, 2005 and September 30. 2004, based upon its evaluation of taxable income and the current business environment, the Company recorded a full valuation allowance on its deferred tax assets including NOL's. If the Company determines that a portion of the deferred tax assets will be realized in the future, a portion of the valuation allowance will be reduced and the Company will provide for income tax expense (benefit) in its Statement of Operations at its estimated effective tax rate. See discussion below under Critical Accounting
Policies and Estimates regarding income taxes and the Company's federal net operating loss carryforward.

Financial Position, Liquidity and Capital Resources
---------------------------------------------------

General

         Net cash used in operating activities was $9.8 million for the three months ended September 30, 2005 as compared to cash provided by operating activities of $0.3 million for the three months ended September 30, 2004. Cash used in operating activities for the three-month period of fiscal 2006 resulted primarily from an increase in accounts receivable and accounts receivable due from factor ($10.2 million), a decrease in accrued expenses and long-term liabilities ($1.0 million), partially offset by a decrease in inventory ($1.7 million). The increase in accounts receivable of $10.2 million was predominately due to the increase in sales during the quarter ended September 30, 2005 as compared to quarter ended June 30, 2005. Cash provided by operating activities was $0.3 million for three months ended September 30, 2004 and resulted primarily from a decrease in accounts receivable and accounts receivable due from factor ($1.7 million) partially offset by an increase in inventories ($1.6 million) and a decrease in accounts payable, accrued expenses and long-term liabilities ($0.8 million).

         Cash used in investing activities in the three months ended September
30, 2005 was $0.4 million compared to $0.1 million in the previous year. The purchases of fixed assets for three months ended September 30, 2005 consisted primarily of capital expenditures connected with the construction of the Kenneth
Cole showroom and Management Information Systems. In fiscal 2006, the Company anticipates capital expenditures of approximately $1.3 million, primarily for the Kenneth Cole showroom and store fixtures and management information systems.
The unexpended portion of capital expenditures for the remainder of fiscal 2006 is approximately $0.9. Net cash provided by financing activities of $2.5 million for the three months ended September 30, 2005 was primarily the result of net proceeds from short-term bank borrowings of $2.8 million, partially offset by principal payments on term loan of $0.4 million.

Financing Agreement

         The Company has a financing agreement (the "Financing Agreement") with
The CIT Group/Commercial Services, Inc. ("CIT") which provides the Company with a $40 million revolving line of credit (the "Revolving Facility") with a $25 million sublimit for letters of credit, and a term loan (the "Term Loan").

         At the option of the Company, the Revolving Facility and the Term Loan
each may bear interest either at the JP Morgan Chase Bank Rate ("Prime Rate") or the London Interbank Offered Rate ("LIBOR"). If the Company chooses the Prime
Rate, the interest (i) on the Revolving Facility accrues at a rate of 1/2 of 1%
above the Prime Rate (ii) on the Term Loan accrues at a rate of 1% above the
Prime Rate. If the Company chooses LIBOR, the interest (i) on the Revolving
Facility accrues at a rate of 2.75% above LIBOR (ii) on the Term Loan accrues at a rate of 3 3/4% above LIBOR. The Company has elected the Prime Rate option from the inception of the financing agreement through September 30, 2005. Each of the foregoing interest rates is subject to an annual upward or downward adjustment by 1/4 of 1%, commencing with the month following delivery of the Company's consolidated financial statements to CIT for fiscal 2006 and fiscal 2007 based upon the Company's borrowing availability, fixed charge coverage ratio and leverage ratio as in effect at each such adjustment period. The interest rate as of September 30, 2005 on the Revolving Facility was 7.25% and on the Term Loan
was 7.75%.

                       BERNARD CHAUS, INC. AND SUBSIDIARIES

         The Term loan is paid down in quarterly installments of $425,000 with a balloon payment of $1.8 million due on October 1, 2008. The Company's obligations under the Financing Agreement are secured by a first priority lien on substantially all of the Company's assets, including the Company's accounts receivable, inventory, intangibles, equipment, and trademarks, and a pledge of the Company's equity interest in its subsidiaries.

         The Financing Agreement contains numerous financial and operational covenants, including limitations on additional indebtedness, liens, dividends, stock repurchases and capital expenditures. In addition, the Company is required to maintain (i) specified levels of tangible net worth, (ii) minimum EBITDA
(earnings before interest, taxes, depreciation and amortization), (iii)certain fixed charge coverage ratios, (iv) certain leverage ratios, and (v) specified levels of minimum borrowing availability under the Revolving Facility. At
September 30, 2005, the Company was in compliance with all of its covenants. In the event of the early termination by the Company of the Financing Agreement, the Company will be liable for termination fees of $150,000 if termination occurs prior to November 11, 2007. The Company may prepay at any time, in whole or in part, the Term Loan without penalty. The expiration of the Financing
Agreement is October 1, 2008.

         On September 15, 2005, the Company and CIT agreed to amend the
Financing Agreement to reset or establish certain financial covenants regarding tangible net worth, EBITDA and minimum borrowing availability to be consistent with the Company's latest business plan for fiscal 2006.

         On September 30, 2005, the Company had $4.7 million of outstanding letters of credit under the Revolving Facility, total availability of approximately $19.8 million under the Amended Financing Agreement, a balance of
$6.9 million on the Term Loan and $2.8 million in revolving credit borrowings.
On September 30, 2004, the Company had $9.4 million of outstanding letters of credit under the Revolving Facility, total availability of approximately $8.9 million under the Amended Financing Agreement, a balance of $8.6 million on the
Term Loan and $8.7 million in revolving credit borrowings. At June 30, 2005, the
Company had $6.2 million of outstanding letters of credit, total availability of approximately $20.9 million, a balance of $7.3 million on the Term Loan and no revolving credit borrowings.

Factoring Agreement

         One of the Company's subsidiaries, CS Acquisition has a factoring agreement with CIT which provides for a factoring commission equal to 6/10 of 1%
of the gross face amount of all accounts factored by CIT up to $10 million ratably declining to a commission between .55% and .45% of the gross amount of the receivables in excess of $10 million. The Factoring Agreement expires on
March 31, 2006. The Company is obligated to pay to CIT a collateral management fee of $5,000 a month.

Outlook

         The Company is experiencing a challenging retail environment. As the
Company launches the new Kenneth Cole Reaction label in spring 2006, it expects to experience an increase in SG&A expenses while only realizing six months of revenues from such label.

Future Financing Requirements

         At September 30, 2005, the Company had working capital of $21.1 million as compared with working capital of $17.8 million at September 30, 2004. The
Company's business plan requires the availability of sufficient cash flow and borrowing capacity to finance its product lines and to meet its cash needs for the launch and support of the Kenneth Cole product lines. The Company expects to satisfy such requirements through cash on hand, cash flow from operations and borrowings under its financing agreements. The Company believes that it has adequate resources to meet its needs for the foreseeable future assuming that it meets its business plan and satisfies the covenants set forth in the Financing
Agreement.

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

                       BERNARD CHAUS, INC. AND SUBSIDIARIES

Critical Accounting Policies and Estimates

         The Company's significant accounting policies are more fully described in Note 2 to the consolidated financial statements included in the Company's annual report on Form 10-K for the year ended June 30, 2005. Certain of the
Company's accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. These judgments are based on historical experience, observation of trends in the industry, information provided by customers and information available from other outside sources, as appropriate. Significant accounting policies include:

         Revenue Recognition -The Company recognizes sales upon shipment of products to customers since title and risk of loss passes upon shipment.
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

         Accounts Receivable- Accounts Receivable are net of allowances and anticipated discounts. An allowance for doubtful accounts is determined through analysis of the aging of accounts receivable at the date of the financial statements, assessments of collectibility based on historical trends and an evaluation of the impact of economic conditions. This amount is not significant primarily due to the Company's history of minimal bad debts. An allowance for discounts is based on those discounts relating to open invoices where trade discounts have been extended to customers. Costs associated with potential returns of products as well as allowable customer markdowns and operational charge backs, net of expected recoveries, are included as a reduction to net revenue and are part of the provision for allowances included in Accounts
Receivable. These provisions result from seasonal negotiations as well as historic deduction trends, net expected recoveries and the evaluation of current market conditions. As of September 30, 2005, June 30, 2005 and September 30,
2004, Accounts Receivable was net of allowances of $1.9 million, $1.8 million and $1.4 million, respectively.

         Inventories- Inventories are stated at the lower of cost or market, cost being determined on the first-in, first-out method. The majority of the
Company's inventory purchases are shipped FOB shipping point from the Company's suppliers. The Company takes title and assumes the risk of loss when the merchandise is received at the boat or airplane overseas. The Company records inventory at the point of such receipt at the boat or airplane overseas.
Reserves for slow moving and aged merchandise are provided to writedown inventory costs to net realizable value based on historical experience and current product demand. Inventory reserves were $1.8 million at September 30,
2005, $1.5 million at June 30, 2005, and $0.9 million at September 30, 2004.
Inventory reserves are based upon the level of excess and aged inventory and the
Company's estimated recoveries on the sale of the inventory. While markdowns have been within expectations and the provisions established, the Company cannot guarantee that it will continue to experience the same level of markdowns as in the past.

         Valuation of Long-Lived Assets, Trademarks and Goodwill - The Company
periodically reviews the carrying value of its long-lived assets for continued
appropriateness. This review is based upon projections of anticipated future undiscounted cash flows. While the Company believes that its estimates of future cash flows are reasonable, different assumptions regarding such cash flows could materially affect evaluations. The Company evaluates goodwill and trademarks at least annually or whenever events and changes in circumstances suggest that the carrying amount may not be recoverable from its estimated future cash flows. To the extent these future projections or the Company's strategies change, the conclusion regarding impairment may differ from the current estimates.

         Income Taxes- The Company's results of operations have generated a federal tax net operating loss ("NOL") carryforward of approximately $96.0 million as of June 30, 2005. Generally accepted accounting principles require that the Company record a valuation allowance against the deferred tax asset associated with this NOL if it is "more likely than not" that the Company will not be able to utilize it to offset future taxable income. As of September 30,
2005 and June 30, 2005, based upon its evaluation of the Company's historical and projected results of operations, the current business environment and the magnitude of the NOL, the Company recorded a full valuation allowance on its deferred tax assets including NOL's. The provision for income taxes primarily relates to federal alternative minimum taxes (AMT) and state and local taxes. It is possible, however, that the Company could be profitable in the future at levels which cause management to conclude that it is more likely than not that the Company will realize all or a portion of the NOL carryforward. Upon reaching such a conclusion, the Company

                       BERNARD CHAUS, INC. AND SUBSIDIARIES

would record the estimated net realizable value of the deferred tax asset at that time and would then provide for income taxes at a rate equal to its combined federal and state effective rates. Subsequent revisions to the estimated net realizable value of the deferred tax asset could cause the
Company's provision for income taxes to vary from period to period, although its cash tax payments would remain unaffected until the benefit of the NOL is utilized.

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

         At September 30, 2005 and 2004, the carrying amounts of the Company's revolving credit borrowings and term loan approximated fair value. As of
September 30, 2005, the Company's revolving credit borrowings bore interest at
7.25% and the term loan bore interest at 7.75%. As of September 30, 2005, a hypothetical immediate 10% adverse change in prime interest rates relating to the Company's revolving credit borrowings and term loan would have a $0.1 million unfavorable impact on its earnings and cash flows over a one-year period.

ITEM 4.  CONTROLS AND PROCEDURES
--------------------------------

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

         Each fiscal quarter the Company carries out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chairwoman and Chief Executive Officer along with the Company's
Chief Financial Officer, of the effectiveness of the design and operation of the
Company's disclosure controls and procedures pursuant to Exchange Act Rule
13a-15. Based upon the foregoing, the Company's Chairwoman and Chief Executive
Officer along with the Company's Chief Financial Officer, concluded that, as of
September 30, 2005, the Company's disclosure controls and procedures were effective in timely alerting them to material information relating to the
Company (including its consolidated subsidiaries) required to be included in the
Company's Exchange Act reports.

         During the fiscal quarter ended September 30, 2005, there has been no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                       BERNARD CHAUS, INC. AND SUBSIDIARIES

 Item 6.  Exhibits
         --------

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

                                    BERNARD CHAUS, INC.
                                    (Registrant)

Date:    November 9, 2005           By:  /s/ Josephine Chaus
                                       ---------------------
                                    JOSEPHINE CHAUS
                                    Chairwoman of the Board, and
                                    Chief Executive Officer

Date:    November 9, 2005           By: /s/ David Panitz
                                       -----------------
                                    DAVID PANITZ
                                    Chief Operating Officer

Date:    November 9, 2005           By: /s/ Barton Heminover
                                      ----------------------
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

32.2                         Certification Pursuant to 18 U.S.C. Section 1350,
                             as Adopted Pursuant to Section 906 of the Sarbanes-
                             Oxley Act of 2002 for Barton Heminover.

