Form 10-Q
period 2005-12-31
CHAUS BERNARD INC
filed 2006-02-13
CIK 793983

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934.

                For the quarterly period ended December 31, 2005.

                                       OR

     [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange
Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes [X] No [_].

          Indicate by check mark whether the registrant is an accelerated filer
(as defined in Exchange Act Rule 12b-2) Yes [_] No [X]

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Date                          Class                     Shares Outstanding
      ----                          -----                     ------------------
February 8, 2006        Common Stock, $0.01 par value             37,528,633

                                      INDEX
                                                                            PAGE
                                                                            ----
PART I    FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements (Unaudited)

          Condensed Consolidated Balance Sheets as of December 31, 2005,
             June 30, 2005 and December 31, 2004                              3

          Condensed Consolidated Statements of Operations for the Three
             and Six Months ended December 31, 2005 and 2004                  4

          Condensed Consolidated Statements of Cash Flows for the Six
             Months ended December 31, 2005 and 2004                          5

          Notes to Condensed Consolidated Financial Statements                6

Item 2.   Management's Discussion and Analysis of Financial Condition and
             Results of Operations                                           12

Item 3.   Quantitative and Qualitative Disclosures About Market Risk         16

Item 4.   Controls and Procedures                                            16

PART II   OTHER INFORMATION

Item 4.   Submission of Matters to Vote of Security Holders                  18

Item 6.   Exhibits                                                           19

SIGNATURES                                                                   19

CERTIFICATIONS                                                               20

PART I -- FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                      BERNARD CHAUS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
          (In thousands, except number of shares and per share amounts)

                                                          December 31,    June 30,   December 31,
                                                              2005          2005         2004
                                                          ------------   ---------   ------------
                                                           (Unaudited)      (*)       (Unaudited)

ASSETS
Current Assets
   Cash and cash equivalents                                $   3,626    $   7,732    $     114
   Accounts receivable - net                                   14,086       16,331       25,959
   Accounts receivable - due from factor                          814        1,689        2,727
   Inventories - net                                           10,932       10,667        8,349
   Prepaid expenses and other current assets                      641          898          973
                                                            ---------    ---------    ---------
      Total current assets                                     30,099       37,317       38,122
Fixed assets - net                                              3,289        3,353        3,721
Other assets - net                                                350          371          400
Trademarks                                                      1,000        1,000        1,000
Goodwill                                                        2,257        2,257        2,257
                                                            ---------    ---------    ---------
      Total assets                                          $  36,995    $  44,298    $  45,500
                                                            =========    =========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Revolving credit borrowings                              $      --    $      --    $   6,857
   Accounts payable                                             8,740        9,479        8,701
   Accrued expenses                                             3,062        4,682        3,049
   Term loan - current                                          1,700        1,700        1,700
                                                            ---------    ---------    ---------
      Total current liabilities                                13,502       15,861       20,307
Term loan                                                       4,775        5,625        6,475
Long term liabilities                                             884          994          734
Deferred income taxes                                             223          179          125
                                                            ---------    ---------    ---------
      Total liabilities                                        19,384       22,659       27,641
STOCKHOLDERS' EQUITY
   Preferred stock, $.01 par value, authorized shares -
      1,000,000; outstanding shares- none                          --           --           --
   Common stock, $.01 par value,                                  376          360          281
      authorized shares - 50,000,000; issued shares -
      37,594,196 at December 31, 2005, 36,004,359
      at June 30, 2005 and 28,139,359 at
      December 31, 2004
   Additional paid-in capital                                 133,352      132,621      126,300
   Deficit                                                   (113,962)    (109,187)    (106,937)
   Accumulated other comprehensive loss                          (675)        (675)        (305)
   Less: Treasury stock at cost -
      62,270 shares at December 31, 2005, June
      30, 2005 and December 31, 2004                           (1,480)      (1,480)      (1,480)
                                                            ---------    ---------    ---------
   Total stockholders' equity                                  17,611       21,639       17,859
                                                            ---------    ---------    ---------
      Total liabilities and stockholders' equity            $  36,995    $  44,298    $  45,500
                                                            =========    =========    =========

*Derived from audited financial statements at June 30, 2005.
See accompanying notes to condensed consolidated financial statements.

                      BERNARD CHAUS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
          (In thousands, except number of shares and per share amounts)

                                                           For the Three Months Ended     For the Six Months Ended
                                                          ---------------------------   ---------------------------
                                                          December 31,   December 31,   December 31,   December 31,
                                                             2005            2004           2005           2004
                                                          ------------   ------------   ------------   ------------
                                                                  (Unaudited)                   (Unaudited)

Net revenue                                               $     23,002    $    38,569   $    60,720     $    73,003
Cost of goods sold                                              18,228         27,931        45,362          52,170
                                                          ------------    -----------   -----------     -----------
Gross profit                                                     4,774         10,638        15,358          20,833
Selling, general and administrative expenses                     9,405          9,889        19,634          18,986
                                                          ------------    -----------   -----------     -----------
Income (loss) from operations                                   (4,631)           749        (4,276)          1,847
Interest expense,net                                               194            341           424             646
                                                          ------------    -----------   -----------     -----------
Income (loss) before income tax provision                       (4,825)           408        (4,700)          1,201
Income tax provision                                                46             36            75             108
                                                          ------------    -----------   -----------     -----------
Net income (loss)                                         $     (4,871)   $       372   $    (4,775)    $     1,093
                                                          ============    ===========   ===========     ===========
Basic earnings (loss) per share                           $      (0.13)   $      0.01   $     (0.13)    $      0.04
                                                          ============    ===========   ===========     ===========
Diluted earnings (loss) per share                         $      (0.13)   $      0.01   $     (0.13)    $      0.04
                                                          ============    ===========   ===========     ===========
Weighted average number of shares outstanding- basic        37,025,000     28,065,000    36,513,000      27,999,000
                                                          ============    ===========   ===========     ===========
Weighted average number of  shares outstanding- diluted     37,025,000     30,500,000    36,513,000      30,591,000
                                                          ============    ===========   ===========     ===========

See accompanying notes to condensed consolidated financial statements.

                      BERNARD CHAUS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                           For the Six Months Ended
                                                         ---------------------------
                                                         December 31,   December 31,
                                                             2005           2004
                                                         ------------   ------------
                                                                 (Unaudited)

OPERATING ACTIVITIES
Net income (loss)                                          $(4,775)       $ 1,093
Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities:
   Depreciation and amortization                               599            646
   Stock compensation expense                                   98             --
   Deferred income taxes                                        44             44
Changes in operating assets and liabilities:
   Accounts receivable                                       2,245          2,302
   Accounts receivable due from factor                         875         (2,185)
   Inventories                                                (265)           324
   Prepaid expenses and other current assets                   251           (135)
   Accounts payable                                           (739)           788
   Accrued expenses and long term liabilities               (1,730)          (312)
                                                           -------        -------
Net Cash Provided by (Used In) Operating Activities         (3,397)         2,565
                                                           -------        -------
INVESTING ACTIVITIES
   Purchases of fixed assets                                  (508)           (99)
                                                           -------        -------
Net Cash Used In Investing Activities                         (508)           (99)
                                                           -------        -------
FINANCING ACTIVITIES
   Net repayments of revolving credit borrowings                --         (1,706)
   Principal payments on term loan                            (850)          (850)
   Repurchases and retirement of Common Stock                  (17)            --
   Net proceeds from exercise of stock options                 666             67
                                                           -------        -------
Net Cash Used In Financing Activities                         (201)        (2,489)
                                                           -------        -------
Decrease in cash and cash equivalents                       (4,106)           (23)
Cash and cash equivalents, beginning of period               7,732            137
                                                           -------        -------
Cash and cash equivalents, end of period                   $ 3,626        $   114
                                                           =======        =======
Supplemental Disclosure of Cash Flow Information:
Cash paid for:
   Taxes                                                   $    35        $    70
                                                           =======        =======
   Interest                                                $   388        $   565
                                                           =======        =======

See accompanying notes to condensed consolidated financial statements.

                      BERNARD CHAUS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
            Six Months Ended December 31, 2005 and December 31, 2004

     1.   Business and Summary of Significant Accounting Policies

Business:

          Bernard Chaus, Inc. (the "Company" or "Chaus") designs, arranges for the manufacture of and markets an extensive range of women's career and casual sportswear principally under the JOSEPHINE CHAUS(R) COLLECTION, JOSEPHINE
CHAUS(R) SPORT, CHAUS(R), CYNTHIA STEFFE(R), CYNTHIA CYNTHIA STEFFE(R) , and
FRANCES & RITA(R) trademarks and under private label brand names. The Company's products are sold nationwide through department store chains, specialty retailers and other retail outlets. In November 2002, the Company acquired certain assets of S.L. Danielle, Inc. ("SL Danielle"). SL Danielle designs, arranges for the manufacture of and markets women's moderately priced clothing primarily under private labels. In January 2004, the Company acquired certain assets of the Cynthia Steffe division of LF Brands Marketing, Inc., including inventory and intellectual property. In connection with such acquisition, the
Company also acquired the Cynthia Steffe trademarks from Cynthia Steffe. The
Cynthia Steffe business designs, arranges for the manufacture of, markets and sells an upscale modern women's apparel line, under the Cynthia Steffe trademarks. In June 2005, the Company signed a licensing agreement with Kenneth
Cole Productions, Inc. to manufacture and sell women's sportswear under the
Kenneth Cole Reaction (R) label. The Company is targeting these products to be sold nationwide through major retail department stores and select specialty stores starting in spring 2006. These products will offer high-quality fabrications and styling at "better" price points. As used herein, fiscal 2006 refers to the fiscal year ended June 30, 2006, fiscal 2005 refers to the fiscal year ended June 30, 2005 and fiscal 2004 refers to the fiscal year ended June
30, 2004.

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

Basis of Presentation:

          The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("generally accepted accounting principles") for interim financial information and with the instructions to Form 10-Q and Rule
10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended December 31,
2005 are not necessarily indicative of the results that may be expected for the year ending June 30, 2006 ("fiscal 2006") or any other period. The balance sheet at June 30, 2005 has been derived from the audited financial statements at that date. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended
June 30, 2005.

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

                      BERNARD CHAUS, INC. AND SUBSIDIARIES

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

Shipping and Handling:

          Shipping and handling costs are included as a component of selling, general and administrative expenses in the consolidated statements of operations. For the three months ended December 31, 2005 and December 31, 2004 shipping and handling costs approximated $0.6 million and $0.2 million, respectively. For the six months ended December 31, 2005 and December 31, 2004 shipping and handling costs approximated $1.1 million and $0.3 million, respectively. Shipping and handling cost for three and six months ended December
31, 2005 includes the costs of the Company's new third party distribution providers which was effective September 1, 2005.

Credit Terms:

          The Company extends credit to its customers, other than customers of
Cynthia Steffe Acquisition, LLC ("CS Acquisition") based upon an evaluation of the customer's financial condition and credit history. CS Acquisition extends credit to the majority of its customers through a factoring agreement with The
CIT Group/Commercial Services, Inc. ("CIT"). Under the factoring arrangement, the Company receives payment from CIT as of the earlier of: a) the date that CIT has been paid by the Company's customers; b) the date of the customer's longest maturity if the customer is in a bankruptcy or insolvency proceeding; or c) the last day of the third month following the customer's longest maturity date if the receivable remains unpaid. CIT assumes only the risk of the Company's customers' insolvency or non-payment. All other receivable risks for customer deductions that reduce the customer receivable balances are retained by the
Company, including, but not limited to, allowable customer markdowns, operational chargebacks, disputes, discounts, and returns. As of December 31,
2005 approximately 95% of the Company's accounts receivable was not factored.

Accounts Receivable:

          Accounts Receivable are net of allowances and anticipated discounts.
An allowance for doubtful accounts is determined through analysis of the aging of accounts receivable at the date of the financial statements, assessments of collectibility based on historical trends and an evaluation of the impact of economic conditions. This amount is not significant primarily due to the
Company's history of minimal bad debts. An allowance for discounts is based on those discounts relating to open invoices where trade discounts have been extended to customers. Costs associated with potential returns of products as well as allowable customer markdowns and operational charge backs, net of expected recoveries, are included as a reduction to net revenue and are part of the provision for allowances included in Accounts Receivable. These provisions result from seasonal negotiations as well as historic deduction trends, net expected recoveries and the evaluation of current market conditions. As of
December 31, 2005, June 30, 2005 and December 31, 2004, Accounts Receivable was
net of allowances of $2.6 million, $1.8 million and $1.8 million, respectively.

Inventories:

          Inventories are stated at the lower of cost or market, cost being determined on the first-in, first-out method. The majority of the Company's inventory purchases are shipped FOB shipping point from the Company's suppliers.
The Company takes title and assumes the risk of loss when the merchandise is received at the boat or airplane overseas. The Company records inventory at the point of such receipt at the boat or airplane overseas. Reserves for slow moving and aged merchandise are provided to writedown inventory costs to net realizable value based on historical experience and current product demand. Inventory reserves were $1.6 million at December 31, 2005, $1.5 million at June 30, 2005, and $1.0 million at December 31,

                      BERNARD CHAUS, INC. AND SUBSIDIARIES

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

Income Taxes:

          The Company accounts for income taxes under the asset and liability method in accordance with Statement of Financial Accounting Standards ("SFAS")
No. 109, Accounting for Income Taxes. Deferred income taxes reflect the future tax consequences of differences between the tax bases of assets and liabilities and their financial reporting amounts at year-end. The Company periodically reviews its historical and projected taxable income and considers available information and evidence to determine if it is more likely than not that a portion of the deferred tax assets will be realized. A valuation allowance is established to reduce the deferred tax assets to the amount that is more likely than not to be realized. As of December 31, 2005, June 30, 2005 and December 31,
2004, based upon its evaluation, the Company recorded a full valuation allowance on its deferred tax assets. If the Company determines that a portion of the deferred tax assets will be realized in the future, a portion of the valuation allowance will be reduced and the Company will provide for income tax expense
(benefit) in its Statement of Operations at its estimated effective tax rate.

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

                      BERNARD CHAUS, INC. AND SUBSIDIARIES

          The Company's net income and earnings per share would have been reduced for the three and six months ended December 31, 2004 had compensation costs for the Company's stock option grants been determined based on the fair value at the grant dates for awards under these plans in accordance with SFAS
No. 123R. The pro forma amounts have been as follows (Dollars in thousands, except share data):

                                                                   For the Three Months Ended     For the Six Months Ended
                                                                  ---------------------------   ---------------------------
                                                                  December 31,   December 31,   December 31,   December 31,
                                                                      2005           2004           2005           2004
                                                                  ------------   ------------   ------------   ------------
                                                                                         (Unaudited)
                                                                           (In thousands except per share amounts)

Net income (loss), as reported                                      $(4,871)        $ 372         $(4,775)        $1,093
Add: Total stock-based employee compensation expense
   determined included in reported net income (loss), net of tax
   effects                                                               49            --              98             --
Deduct: Total stock-based employee compensation expense
   determined under fair value based method, net of tax effects         (49)          (88)            (98)          (165)
                                                                    -------         -----         -------         ------
Proforma net income (loss)                                          $(4,871)        $ 284         $(4,775)        $  928
                                                                    =======         =====         =======         ======
Earnings (loss) per share:
                                                                    -------         -----         -------         ------
   Basic-as reported                                                $ (0.13)        $0.01         $ (0.13)        $ 0.04
                                                                    =======         =====         =======         ======
   Basic-proforma                                                   $ (0.13)        $0.01         $ (0.13)        $ 0.03
                                                                    =======         =====         =======         ======
                                                                    -------         -----         -------         ------
   Diluted-as reported                                              $ (0.13)        $0.01         $ (0.13)        $ 0.04
                                                                    =======         =====         =======         ======
   Diluted-proforma                                                 $ (0.13)        $0.01         $ (0.13)        $ 0.03
                                                                    =======         =====         =======         ======

The following assumptions were used in the Black Scholes option-pricing model that was utilized to determine stock-based employee compensation expense under the fair value based method:

                                                         For the Three       For the Three
                                                          Months Ended        Months Ended
                                                       December 31, 2005   December 31, 2004
                                                       -----------------   -----------------

Weighted average fair value of stock options granted          $--             $  0.73
Risk-free interest rate                                        --                4.12%
Expected dividend yield                                       $--             $  0.00
Expected life of option                                        --              10.0 years
Expected volatility                                            --                  86%

Earnings Per Share:

          Basic earnings (loss) per share have been computed by dividing the applicable net income (loss) by the weighted average number of common shares outstanding. Potentially dilutive shares of 0.4 million and 0.6 million were not included in the calculation of diluted net loss per share for the three and six months ended December 31,2005, respectively, as their inclusion would be antidilutive. Diluted earnings per share has been computed for the three and six months ended December 31, 2004 by dividing the applicable net income by the weighted average number of common shares outstanding and common equivalents.

                      BERNARD CHAUS, INC. AND SUBSIDIARIES

                                                    For the Three Months Ended     For the Six Months Ended
                                                   ---------------------------   ---------------------------
                                                   December 31,   December 31,   December 31,   December 31,
Denominator for earnings per share (in millions)       2005           2004           2005           2004
                                                   ------------   ------------   ------------   ------------

Denominator for basic earnings per share
   weighted-average shares outstanding                 37.0           28.1           36.5           28.0
Assumed exercise of potential common shares              --            2.4             --            2.6
                                                       ----           ----           ----           ----
Denominator for diluted earnings per share             37.0           30.5           36.5           30.6
                                                       ====           ====           ====           ====

Reclassifications:

          Certain reclassifications related to accounts receivable have been made to conform to the current period presentation.

2.   Inventories - net

                  December 31,      June 30,      December 31,
                      2005            2005            2004
                  ------------   --------------   ------------
                                 (in thousands)
                   (unaudited)                    (unaudited)
Raw materials        $ 2,322         $ 1,119         $2,422
Work-in-process          273             299            251
Finished goods         8,337           9,249          5,676
                     -------         -------         ------
Total                $10,932         $10,667         $8,349
                     =======         =======         ======

          Inventories are stated at the lower of cost, using the first-in, first-out (FIFO) method, or market. Included in finished goods inventories is merchandise in transit of approximately $4.9 million at December 31, 2005, $5.1 million at June 30, 2005 and $2.3 million at December 31, 2004.

3.   Financing Agreement

          The Company has a financing agreement (the "Financing Agreement") with
The CIT Group/Commercial Services, Inc. ("CIT") which provides the Company with a $40 million revolving line of credit (the "Revolving Facility") with a $25 million sublimit for letters of credit, and a term loan (the "Term Loan").

          At the option of the Company, the Revolving Facility and the Term Loan
each may bear interest either at the JP Morgan Chase Bank Rate ("Prime Rate") or the London Interbank Offered Rate ("LIBOR"). If the Company chooses the Prime
Rate, the interest (i) on the Revolving Facility accrues at a rate of 1/2 of 1%
above the Prime Rate (ii) on the Term Loan accrues at a rate of 1% above the
Prime Rate. If the Company chooses LIBOR, the interest (i) on the Revolving
Facility accrues at a rate of 2.75% above LIBOR (ii) on the Term Loan accrues at a rate of 3 3/4% above LIBOR. The Company has elected the Prime Rate option from the inception of the financing agreement through December 31, 2005. Each of the foregoing interest rates is subject to an annual upward or downward adjustment by 1/4 of 1%, commencing with the month following delivery of the Company's consolidated financial statements to CIT for fiscal 2006 and fiscal 2007 based upon the Company's borrowing availability, fixed charge coverage ratio and leverage ratio as in effect at each such adjustment period. The interest rate as of December 31, 2005 on the Revolving Facility was 7.75% and on the Term Loan
was 8.25%.

          The Term loan is paid down in quarterly installments of $425,000 with a balloon payment of $1.8 million due on October 1, 2008. The Company's obligations under the Financing Agreement are secured by a first priority lien on

                      BERNARD CHAUS, INC. AND SUBSIDIARIES

substantially all of the Company's assets, including the Company's accounts receivable, inventory, intangibles, equipment, and trademarks, and a pledge of the Company's interest in its subsidiaries.

          The Financing Agreement contains numerous financial and operational covenants, including limitations on additional indebtedness, liens, dividends, stock repurchases and capital expenditures. In addition, the Company is required to maintain (i) specified levels of tangible net worth, (ii) minimum EBITDA
(earnings before interest, taxes, depreciation and amortization), (iii)certain fixed charge coverage ratios, (iv) certain leverage ratios, and (v) specified levels of minimum borrowing availability under the Revolving Facility. At
December 31, 2005, the Company was in compliance with all of its covenants. In the event of the early termination by the Company of the Financing Agreement, the Company will be liable for termination fees of $150,000 if termination occurs prior to November 11, 2007. The Company may prepay at any time, in whole or in part, the Term Loan without penalty. The expiration of the Financing
Agreement is October 1, 2008.

          On September 15, 2005, the Company and CIT agreed to amend the
Financing Agreement to reset or establish certain financial covenants regarding tangible net worth, EBITDA and minimum borrowing availability to be consistent with the Company's then latest business plan for fiscal 2006.

          On December 31, 2005, the Company had $4.1 million of outstanding letters of credit under the Revolving Facility, total availability of approximately $15.9 million under the Amended Financing Agreement, a balance of
$6.5 million on the Term Loan and no revolving credit borrowings. On December
31, 2004, the Company had $10.1 million of outstanding letters of credit under the Revolving Facility, total availability of approximately $11.5 million under the Amended Financing Agreement, a balance of $8.2 million on the Term Loan and
$6.9 million in revolving credit borrowings. At June 30, 2005, the Company had
$6.2 million of outstanding letters of credit, total availability of approximately $20.9 million, a balance of $7.3 million on the Term Loan and no revolving credit borrowings.

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

4.   Pension Plan

     Components of Net Periodic Benefit Cost

                                         Pension Plan                  Pension Plan
                                  For the Three Months Ended     For the Six Months Ended
                                 ---------------------------   ---------------------------
                                 December 31,   December 31,   December 31,   December 31,
                                     2005           2004           2005           2004
                                 ------------   ------------   ------------   ------------
                                         (Unaudited)                   (Unaudited)
                                        (In Thousands)                (In Thousands)

Service cost                         $  8           $ 18           $ 16           $ 36
Interest cost                          24             22             48             44
Expected return on plan assets        (26)           (19)           (52)           (38)
Amortization of net loss                6              5             12             10
                                     ----           ----           ----           ----
Net periodic benefit cost            $ 12           $ 26           $ 24           $ 52
                                     ====           ====           ====           ====

     Employer Contributions

          For the six months ended December 31, 2005 the Company's contribution to the pension plan was $287,000. The Company anticipates contributing an additional $44,000 to fund its pension plan in fiscal 2006 for a total of
$331,000.

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

Results of Operations

          Net revenues for the quarter ended December 31, 2005 decreased by
40.4%, or $15.6 million, to $23.0 million from $38.6 million for the quarter ended December 31, 2004. Units sold decreased by approximately 39 % and the overall price per unit decreased by approximately 1%. The Company's revenues decreased primarily due to a decrease in revenues in the Company's Chaus product lines ($13.3 million) and Cynthia Steffe product lines ($2.9 million) partially offset by an increase in revenues from the Company's private label product lines
($0.3 million). Lower revenues for the three months ended December 31, 2005 reflected, in part, a shift in the timing of shipments to one customer from the second to the third quarter.

          Net revenues for the six months ended December 31, 2005 decreased by
16.8%, or $12.3 million, to $60.7 million from $73.0 million for the six months ended December 31, 2004. Units sold decreased by approximately 23% and the overall price per unit increased by approximately 8%. The Company's revenues decreased primarily due to a decrease in revenues in the Company's Chaus product lines ($10.4 million) and Cynthia Steffe product lines ($1.6 million). Lower revenues for the six months ended December 31, 2005 reflected, in part, a shift in the timing of shipments to one customer from the second to the third quarter.

          Gross profit for the quarter ended December 31, 2005 decreased by $5.8 million to $4.8 million as compared to $10.6 million for the quarter ended
December 31, 2004. As a percentage of net revenue, gross profit decreased to
20.8% for the quarter ended December 31, 2005 from 27.6% for the quarter ended
December 31, 2004. The decrease in gross profit dollars was primarily due to the decrease in gross profit in the Company's Chaus product lines ($4.0 million) and
Cynthia Steffe product lines ($2.2 million) partially offset by an increase in gross profit from the Company's private label product lines ($0.3 million). The decrease in gross profit was primarily attributable to lower revenues. The decrease in gross profit percentage was attributable to a change in the mix of sales and markdowns on higher margin product lines.

          Gross profit for the six months ended December 31, 2005 decreased by
$5.4 million to $15.4 million as compared to $20.8 million for the six months ended December 31, 2004. As a percentage of net revenue, gross profit decreased to 25.3% for the six months ended December 31, 2005 from 28.5% for the six months ended December 31, 2004. The decrease in gross profit dollars was primarily due to the decrease in gross profit in the Company's Chaus product lines ($3.3 million) and

                      BERNARD CHAUS, INC. AND SUBSIDIARIES

Cynthia Steffe product lines ($2.0 million). The decrease in gross profit was primarily attributable to lower revenues. The decrease in gross profit percentage was attributable to a change in the mix of sales and markdowns on higher margin product lines.

          Selling, general and administrative ("SG&A") expenses decreased by
$0.5 million to $9.4 million (40.9% of net revenue) for the three months ended
December 31, 2005 from $9.9 million (25.6% of net revenue) for the three moths ended December 31, 2004. The main component of the decrease in SG&A expenses for the three months ended December 31, 2005 were payroll and payroll related costs exclusive of warehouse payroll related costs . SGA expenses would have further decreased had it not been for the expenses associated with the preparation for the launch of the Kenneth Cole Reaction label in Spring 2006.

          Selling, general and administrative ("SG&A") expenses increased by
$0.6 million to $19.6 million (32.3 % of net revenue) for the six months ended
December 31, 2005 from $19.0 million (26.0% of net revenue) for the six months ended December 31, 2004. The main component of the increase in SG&A expenses for the six months ended December 31, 2005 were design related costs ($0.3 million)
and marketing related costs ($0.3 million). A significant portion of the increase in SG&A expenses was associated with the preparation for the launch of the Kenneth Cole Reaction label in Spring 2006. In addition effective September
1, 2005 the Company began utilizing third party distribution providers. Total costs associated with warehouse and distribution were relatively the same for the six months ended December 31, 2005 as compared to the six months ended
December 31, 2004.

          Interest expense decreased for the quarter and six months ended
December 31, 2005 as compared to the quarter and six months ended December 31,
2004 primarily due to lower bank borrowings partially offset by higher interest rates.

          The Company's income tax provision for the quarter and six months ended December 31, 2005 includes provisions for state and local taxes, and a deferred provision for the temporary differences associated with the Company's indefinite lived intangibles. The Company's income tax provision for the quarter and six months ended December 31, 2004 includes the aforementioned and also includes federal alternative minimum taxes (AMT) resulting from the use of the
Company's net operating loss (NOL) carryforward from prior years.

          The Company periodically reviews its historical and projected taxable income and considers available information and evidence to determine if it is more likely than not that a portion of the deferred tax assets will be realized.
A valuation allowance is established to reduce the deferred tax assets to the amount that is more likely than not to be realized. As of December 31, 2005,
June 30, 2005 and December 31, 2004, based upon its evaluation of taxable income and the current business environment, the Company recorded a full valuation allowance on its deferred tax assets including NOL's. If the Company determines that a portion of the deferred tax assets will be realized in the future, a portion of the valuation allowance will be reduced and the Company will provide for income tax expense (benefit) in its Statement of Operations at its estimated effective tax rate. See discussion below under Critical Accounting Policies and
Estimates regarding income taxes and the Company's federal net operating loss carryforward.

Financial Position, Liquidity and Capital Resources

General

          Net cash used in operating activities was $3.4 million for the six months ended December 31, 2005 as compared to cash provided by operating activities of $2.6 million for the six months ended December 31, 2004. Cash used in operating activities for the six-month period of fiscal 2006 resulted primarily from the net loss ($4.8 million) a decrease in accrued expenses and long term liabilities ($1.7 million) offset by a decrease in accounts receivable and accounts receivable due from factor ($3.1 million). The decrease in accrued expenses and long term liabilities was predominately due to a decrease in compensation related items and professional fees. The decrease in accounts receivable of $3.1 million was predominately due to the decrease in sales during the quarter ended December 31, 2005 as compared to the quarter ended December
31, 2004. Cash provided by operating activities for the six months ended
December 31, 2004 resulted primarily from net income ($1.1 million), an increase in accounts payable ($0.8 million) and depreciation and amortization ($0.6 million).

          Cash used in investing activities for the six months ended December
31, 2005 was $0.5 million compared to $0.1 million in the previous year. The purchases of fixed assets for the six months ended December 31, 2005 consisted primarily of capital expenditures connected with the construction of the Kenneth
Cole showroom and Management Information Systems. In

                      BERNARD CHAUS, INC. AND SUBSIDIARIES

fiscal 2006, the Company anticipates capital expenditures of approximately $1.0 million, primarily for the Kenneth Cole showroom and store fixtures and
Management Information Systems. The unexpended portion of capital expenditures for the remainder of fiscal 2006 is approximately $0.5 million.

          Net cash used in financing activities of $0.2 million for the six months ended December 31, 2005 was primarily the result of principal payments on the term loan of $0.9 million, partially offset by net proceeds from exercise of stock options of $0.7 million. Net cash used in financing activities of $2.5 million for the six months ended December 31, 2004 was primarily the result of principal payments on term loan of $0.9 million and payments on short-term bank borrowings of $1.7 million.

Financing Agreement

          The Company has a financing agreement (the "Financing Agreement") with
The CIT Group/Commercial Services, Inc. ("CIT") which provides the Company with a $40 million revolving line of credit (the "Revolving Facility") with a $25 million sublimit for letters of credit, and a term loan (the "Term Loan").

          At the option of the Company, the Revolving Facility and the Term Loan
each may bear interest either at the JP Morgan Chase Bank Rate ("Prime Rate") or the London Interbank Offered Rate ("LIBOR"). If the Company chooses the Prime
Rate, the interest (i) on the Revolving Facility accrues at a rate of 1/2 of 1%
above the Prime Rate (ii) on the Term Loan accrues at a rate of 1% above the
Prime Rate. If the Company chooses LIBOR, the interest (i) on the Revolving
Facility accrues at a rate of 2.75% above LIBOR (ii) on the Term Loan accrues at a rate of 3 3/4% above LIBOR. The Company has elected the Prime Rate option from the inception of the financing agreement through December 31, 2005. Each of the foregoing interest rates is subject to an annual upward or downward adjustment by 1/4 of 1%, commencing with the month following delivery of the Company's consolidated financial statements to CIT for fiscal 2006 and fiscal 2007 based upon the Company's borrowing availability, fixed charge coverage ratio and leverage ratio as in effect at each such adjustment period. The interest rate as of December 31, 2005 on the Revolving Facility was 7.75% and on the Term Loan
was 8.25%.

          The Term loan is paid down in quarterly installments of $425,000 with a balloon payment of $1.8 million due on October 1, 2008. The Company's obligations under the Financing Agreement are secured by a first priority lien on substantially all of the Company's assets, including the Company's accounts receivable, inventory, intangibles, equipment, and trademarks, and a pledge of the Company's interest in its subsidiaries.

          The Financing Agreement contains numerous financial and operational covenants, including limitations on additional indebtedness, liens, dividends, stock repurchases and capital expenditures. In addition, the Company is required to maintain (i) specified levels of tangible net worth, (ii) minimum EBITDA
(earnings before interest, taxes, depreciation and amortization), (iii)certain fixed charge coverage ratios, (iv) certain leverage ratios, and (v) specified levels of minimum borrowing availability under the Revolving Facility. At
December 31, 2005, the Company was in compliance with all of its covenants. In the event of the early termination by the Company of the Financing Agreement, the Company will be liable for termination fees of $150,000 if termination occurs prior to November 11, 2007. The Company may prepay at any time, in whole or in part, the Term Loan without penalty. The expiration of the Financing
Agreement is October 1, 2008.

          On September 15, 2005, the Company and CIT agreed to amend the
Financing Agreement to reset or establish certain financial covenants regarding tangible net worth, EBITDA and minimum borrowing availability to be consistent with the Company's then latest business plan for fiscal 2006.

          On December 31, 2005, the Company had $4.1 million of outstanding letters of credit under the Revolving Facility, total availability of approximately $15.9 million under the Amended Financing Agreement, a balance of
$6.5 million on the Term Loan and no revolving credit borrowings. On December
31, 2004, the Company had $10.1 million of outstanding letters of credit under the Revolving Facility, total availability of approximately $11.5 million under the Amended Financing Agreement, a balance of $8.2 million on the Term Loan and
$6.9 million in revolving credit borrowings. At June 30, 2005, the Company had
$6.2 million of outstanding letters of credit, total availability of approximately $20.9 million, a balance of $7.3 million on the Term Loan and no revolving credit borrowings.

                      BERNARD CHAUS, INC. AND SUBSIDIARIES

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

Outlook

          As the Company launches the new Kenneth Cole Reaction label in spring
2006, it expects to experience an increase in SG&A expenses while only realizing six months of revenues from such label. The Company is experiencing a challenging retail environment. Nevertheless, the Company anticipates an improved performance in the second half of its fiscal year.

Future Financing Requirements

          At December 31, 2005, the Company had working capital of $16.6 million as compared with working capital of $17.8 million at December 31, 2004. The
Company's business plan requires the availability of sufficient cash flow and borrowing capacity to finance its product lines and to meet its cash needs for the launch and support of the Kenneth Cole product lines. The Company is required to pay specified percentages of net sales to support advertising of the licensed products and to expend a total of $4.0 million in the period ending
December 31, 2007 to support the initial launch of the licensed products. The
Company expects to satisfy such requirements through cash on hand, cash flow from operations and borrowings under its financing agreements. The Company believes that it has adequate resources to meet its needs for the foreseeable future assuming that it meets its business plan and satisfies the covenants set forth in the Financing Agreement.

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

          Accounts Receivable- Accounts Receivable are net of allowances and anticipated discounts. An allowance for doubtful accounts is determined through analysis of the aging of accounts receivable at the date of the financial statements, assessments of collectibility based on historical trends and an evaluation of the impact of economic conditions. This amount is not significant primarily due to the Company's history of minimal bad debts. An allowance for discounts is based on those discounts relating to open invoices where trade discounts have been extended to customers. Costs associated with potential returns of products as well as allowable customer markdowns and operational charge backs, net of expected recoveries, are included as a reduction to net revenue and are part of the provision for allowances included in Accounts
Receivable. These provisions result from seasonal negotiations as well as historic deduction trends, net expected recoveries and the evaluation of current market conditions. As of December 31, 2005, June 30, 2005 and December 31, 2004,
Accounts Receivable was net of allowances of $2.6 million, $1.8 million and $1.8 million, respectively.

                      BERNARD CHAUS, INC. AND SUBSIDIARIES

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
Reserves for slow moving and aged merchandise are provided to writedown inventory costs to net realizable value based on historical experience and current product demand. Inventory reserves were $1.6 million at December 31,
2005, $1.5 million at June 30, 2005, and $1.0 million at December 31, 2004.
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

          Income Taxes- The Company's results of operations have generated a federal tax net operating loss ("NOL") carryforward of approximately $96.0 million as of June 30, 2005. Generally accepted accounting principles require that the Company record a valuation allowance against the deferred tax asset associated with this NOL if it is "more likely than not" that the Company will not be able to utilize it to offset future taxable income. As of December 31,
2005 and June 30, 2005, based upon its evaluation of the Company's historical and projected results of operations, the current business environment and the magnitude of the NOL, the Company recorded a full valuation allowance on its deferred tax assets including NOL's. The provision for income taxes primarily relates to state and local taxes and a deferred provision for the temporary differences associated with the company's indefinite lived intangibles. It is possible, however, that the Company could be profitable in the future at levels which cause management to conclude that it is more likely than not that the
Company will realize all or a portion of the NOL carryforward. Upon reaching such a conclusion, the Company would record the estimated net realizable value of the deferred tax asset at that time and would then provide for income taxes at a rate equal to its combined federal and state effective rates. Subsequent revisions to the estimated net realizable value of the deferred tax asset could cause the Company's provision for income taxes to vary from period to period, although its cash tax payments would remain unaffected until the benefit of the
NOL is utilized.

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

          At December 31, 2005 and 2004, the carrying amounts of the Company's revolving credit borrowings and term loan approximated fair value. As of
December 31, 2005, the Company's revolving credit borrowings bore interest at
7.75% and the term loan bore interest at 8.25%. As of December 31, 2005, a hypothetical immediate 10% adverse change in prime interest rates relating to the Company's revolving credit borrowings and term loan would have a $0.1 million unfavorable impact on its earnings and cash flows over a one-year period.

ITEM 4. CONTROLS AND PROCEDURES

                      BERNARD CHAUS, INC. AND SUBSIDIARIES

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

          Each fiscal quarter the Company carries out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chairwoman and Chief Executive Officer along with the Company's
Chief Financial Officer, of the effectiveness of the design and operation of the
Company's disclosure controls and procedures pursuant to Exchange Act Rule
13a-15. Based upon the foregoing, the Company's Chairwoman and Chief Executive
Officer along with the Company's Chief Financial Officer, concluded that, as of
December 31, 2005, the Company's disclosure controls and procedures were effective in timely alerting them to material information relating to the
Company (including its consolidated subsidiaries) required to be included in the
Company's Exchange Act reports.

          During the fiscal quarter ended December 31, 2005, there has been no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                      BERNARD CHAUS, INC. AND SUBSIDIARIES

PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

     (a)       The Annual Meeting of Stockholders of the Company was held on
               November 17, 2005 at 9:00 a.m.

     (c)       At such meeting, the Stockholders voted on two matters:

     Matter:   The election of four directors of the Company to serve until the next Annual Meeting of Stockholders and until their respective successors have been elected and qualified.

                                       Number of Shares
                                    ---------------------
                                        For      Withheld
                                    ----------   --------
               Philip G. Barach     35,485,895     92,958
               Josephine Chaus      35,485,442     93,411
               Harvey M. Krueger    35,484,795     94,058
               S. Lee Kling         35,425,440    153,413

     Matter:   The approval of the Company's 2005 Incentive Plan.

                             Number of Shares
                            -----------------
               For          Against   Abstain
               ----------   -------   -------
               29,877,134   174,944   154,743

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

                          BERNARD CHAUS, INC.
                          (Registrant)

Date: February 13, 2006   By: /s/ Josephine Chaus
                              ----------------------------------------
                          JOSEPHINE CHAUS
                          Chairwoman of the Board, and
                          Chief Executive Officer

Date: February 13, 2006   By: /s/ David Panitz
                              ----------------------------------------
                          DAVID PANITZ
                          Chief Operating Officer

Date: February 13, 2006   By: /s/ Barton Heminover
                              ----------------------------------------
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

