Form 10-Q
period 2006-03-31
CHAUS BERNARD INC
filed 2006-05-12
CIK 793983

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

                 For the quarterly period ended March 31, 2006.

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
filing requirements for the past 90 days Yes  X   No    .
                                             ---     ---

         Indicate by check mark whether the registrant is an accelerated filer
(as defined in Exchange Act Rule 12b-2) Yes     No  X
                                            ---    ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Date                        Class             Shares Outstanding
         ----                        -----             ------------------
     May 11, 2006    Common Stock, $0.01 par value         37,528,416

                                      INDEX

PART I     FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements (Unaudited)        PAGE

           Condensed Consolidated Balance Sheets as of
           March 31, 2006, June 30, 2005 and
           March 31, 2005                                                    3

           Condensed Consolidated Statements of Operations for the
           Three and Nine Months ended March 31, 2006 and 2005               4

           Condensed Consolidated Statements of Cash Flows for the
           Nine Months ended March 31, 2006 and 2005                         5

           Notes to Condensed Consolidated Financial Statements              6

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                              12

Item 3.    Quantitative and Qualitative Disclosures About Market Risk       17

Item 4.    Controls and Procedures                                          17

PART II    OTHER INFORMATION

Item 6.    Exhibits                                                         18

SIGNATURES                                                                  18

CERTIFICATIONS                                                              19

PART I -- FINANCIAL INFORMATION
-------------------------------
ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

                                             BERNARD CHAUS, INC. AND SUBSIDIARIES
                                             CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands, except number of shares and per share amounts)

                                                             March 31,   June 30,    March 31,
                                                              2006         2005        2005
                                                           ---------    ---------    ---------
                                                          (Unaudited)      ( * )    (Unaudited)

ASSETS
Current Assets
     Cash and cash equivalents                             $      47    $   7,732    $     123
     Accounts receivable - net                                28,074       16,331       28,669
     Accounts receivable - due from factor                     1,625        1,689        3,522
     Inventories - net                                         9,255       10,667        9,524
     Prepaid expenses and other current assets                   677          898        1,433
                                                           ---------    ---------    ---------

         Total current assets                                 39,678       37,317       43,271

Fixed assets - net                                             3,283        3,353        3,461
Other assets - net                                               347          371          384
Trademarks                                                     1,000        1,000        1,000
Goodwill                                                       2,257        2,257        2,257
                                                           ---------    ---------    ---------
          Total assets                                     $  46,565    $  44,298    $  50,373
                                                           =========    =========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
     Revolving credit borrowings                           $   9,065    $       -    $  11,785
     Accounts payable                                          7,943        9,479        7,167
     Accrued expenses                                          3,763        4,682        3,989
     Term loan - current                                       1,700        1,700        1,700
                                                           ---------    ---------    ---------
          Total current liabilities                           22,471       15,861       24,641
Term loan                                                      4,350        5,625        6,050
Long term liabilities                                            888          994          641
Deferred income taxes                                            245          179          147
                                                           ---------    ---------    ---------
          Total liabilities                                   27,954       22,659       31,479
STOCKHOLDERS' EQUITY
     Preferred stock, $.01 par value, authorized shares-
            1,000,000; outstanding shares- none                 --           --           --
     Common stock, $.01 par value,                               376          360          282
       authorized shares - 50,000,000; issued shares -
       37,590,686 at March 31, 2006, 36,004,359
       at June 30, 2005 and 28,159,359
       at March 31, 2005                                     133,401      132,621      126,310
     Additional paid-in capital
     Deficit                                                (113,011)    (109,187)    (105,913)

     Accumulated other comprehensive loss                       (675)        (675)        (305)
     Less:  Treasury stock at cost -
          62,270 shares at March 31, 2006, June
          30, 2005 and March 31, 2005                         (1,480)      (1,480)      (1,480)
                                                           ---------    ---------    ---------

     Total stockholders' equity                               18,611       21,639       18,894
                                                           ---------    ---------    ---------

          Total liabilities and stockholders' equity       $  46,565    $  44,298    $  50,373
                                                           =========    =========    =========

*Derived from audited financial statements at June 30, 2005. See accompanying notes to condensed consolidated financial statements.

                      BERNARD CHAUS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
          (In thousands, except number of shares and per share amounts)

                                                          For the Three Months Ended     For the Nine Months Ended
                                                           March 31,        March 31,    March 31,        March 31,
                                                             2006             2005          2006            2005
                                                          ------------   ------------   ------------    ------------
                                                                 (Unaudited)                    (Unaudited)

Net revenue                                               $     39,731   $     41,553   $    100,451    $    114,556
Cost of goods sold                                              27,342         29,314         72,704          81,484
                                                          ------------   ------------   ------------    ------------

Gross profit                                                    12,389         12,239         27,747          33,072

Selling, general and administrative expenses                    11,104         10,730         30,738          29,716
                                                          ------------   ------------   ------------    ------------
Income (loss) from operations                                    1,285          1,509         (2,991)          3,356

Interest expense, net                                              297            384            721           1,030
                                                          ------------   ------------   ------------    ------------

Income (loss) before income tax provision                          988          1,125         (3,712)          2,326

Income tax provision                                                37            101            112             209
                                                          ------------   ------------   ------------    ------------

Net income (loss)                                         $        951   $      1,024   $     (3,824)   $      2,117
                                                          ============   ============   ============    ============

Basic earnings (loss) per share                           $       0.03   $       0.04   $      (0.10)   $       0.08
                                                          ============   ============   ============    ============

Diluted earnings (loss) per share                         $       0.03   $       0.03   $      (0.10)   $       0.07
                                                          ============   ============   ============    ============

Weighted average number of shares outstanding- basic        37,530,000     28,083,000     36,847,000      28,026,000
                                                          ============   ============   ============    ============
Weighted average number of  shares outstanding- diluted     38,030,000     30,439,000     36,847,000      30,529,000
                                                          ============   ============   ============    ============

See accompanying notes to condensed consolidated financial statements.

                      BERNARD CHAUS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                      For the Nine Months Ended
                                                      -------------------------
                                                         March 31,   March 31,
                                                           2006        2005
                                                      ------------  ------------
                                                              (Unaudited)

OPERATING ACTIVITIES
Net income (loss)                                        $ (3,824)   $  2,117

Adjustments to reconcile net income (loss) to net cash
used in operating activities:
   Depreciation and amortization                              906         953
   Stock compensation expense                                 149        --
   Deferred income taxes                                       66          66
Changes in operating assets and liabilities:
   Accounts receivable                                    (11,743)       (561)
   Accounts receivable due from factor                         64      (2,827)
   Inventories                                              1,412        (851)
   Prepaid expenses and other current assets                  206        (593)
   Accounts payable                                        (1,536)       (746)
   Accrued expenses and long term liabilities              (1,025)        535
                                                         --------    --------
Net Cash Used In Operating Activities                     (15,325)     (1,907)
                                                         --------    --------

INVESTING ACTIVITIES
  Purchases of fixed assets                                  (797)       (132)
                                                         --------    --------
Net Cash Used In Investing Activities                        (797)       (132)
                                                         --------    --------

FINANCING ACTIVITIES
  Net proceeds from revolving credit borrowings             9,065       3,222
  Principal payments on term loan                          (1,275)     (1,275)
  Repurchases and retirement of Common Stock                  (19)       --
  Proceeds from exercise of stock options                     666          78
                                                         --------    --------
Net Cash Provided by Financing Activities                   8,437       2,025
                                                         --------    --------

Decrease in cash and cash equivalents                      (7,685)        (14)
Cash and cash equivalents, beginning of period              7,732         137
                                                         --------    --------
Cash and cash equivalents, end of period                 $     47    $    123
                                                         ========    ========

Supplemental Disclosure of Cash Flow Information:
Cash paid for:
  Taxes                                                  $     64    $     84
                                                         ========    ========
  Interest                                               $    673         935
                                                         ========    ========

See accompanying notes to condensed consolidated financial statements.

                      BERNARD CHAUS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
               Nine Months Ended March 31, 2006 and March 31, 2005

     1.    Business and Summary of Significant Accounting Policies

Business:

           Bernard Chaus, Inc. (the "Company" or "Chaus") designs, arranges for the manufacture of and markets an extensive range of women's career and casual sportswear principally under the JOSEPHINE CHAUS(R) COLLECTION, JOSEPHINE
CHAUS(R) SPORT, CHAUS(R), CYNTHIA STEFFE(R), CYNTHIA CYNTHIA STEFFE(R) , and
FRANCES & RITA(R) trademarks and under private label brand names. The Company's products are sold nationwide through department store chains, specialty retailers and other retail outlets. In November 2002, the Company acquired certain assets of S.L. Danielle, Inc. ("SL Danielle"). SL Danielle designs, arranges for the manufacture of and markets women's moderately priced clothing primarily under private labels. In January 2004, the Company acquired certain assets of the Cynthia Steffe division of LF Brands Marketing, Inc., including inventory and intellectual property. In connection with such acquisition, the
Company also acquired the Cynthia Steffe trademarks from Cynthia Steffe. The
Cynthia Steffe business designs, arranges for the manufacture of, markets and sells an upscale modern women's apparel line, under the Cynthia Steffe trademarks. In June 2005, the Company signed a licensing agreement with Kenneth
Cole Productions, Inc. to manufacture and sell women's sportswear under the
Kenneth Cole Reaction (R) label. The Company began shipping in December 2005 products bearing the Kenneth Cole Reaction label primarily to retail department stores. The Company is targeting increased doors for the new line with its existing customers and additional retail department stores and specialty stores.
These Kenneth Cole Reaction products offer high-quality fabrications and styling at "better" price points. As used herein, fiscal 2006 refers to the fiscal year ended June 30, 2006, fiscal 2005 refers to the fiscal year ended June 30, 2005 and fiscal 2004 refers to the fiscal year ended June 30, 2004.

           On June 13, 2005, the Company and Kenneth Cole Productions, Inc. (the
"Purchaser") entered into a Stock Purchase Agreement (the "Stock Purchase
Agreement"), pursuant to which the Purchaser purchased from the Company six million shares of newly issued shares of common stock for an aggregate purchase price of $6.0 million dollars.

Basis of Presentation:

          The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("generally accepted accounting principles") for interim financial information and with the instructions to Form 10-Q and Rule
10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended March 31,
2006 are not necessarily indicative of the results that may be expected for the year ending June 30, 2006 ("fiscal 2006") or any other period. The balance sheet at June 30, 2005 has been derived from the audited financial statements at that date. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended
June 30, 2005.

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

Shipping and Handling:

            Shipping and handling costs are included as a component of selling, general and administrative expenses in the consolidated statements of operations. For the three months ended March 31, 2006 and March 31, 2005 shipping and handling costs approximated $1.1 million and $0.2 million, respectively. For the nine months ended March 31, 2006 and March 31, 2005 shipping and handling costs approximated $2.2 million and $0.5 million, respectively. Shipping and handling costs for the three and nine months ended
March 31, 2006 increased relative to the same periods last year because it includes the costs of the Company's new third party distribution providers, an arrangement that became effective September 1, 2005. This arrangement enabled the Company to reduce its payroll and lease expenses formerly associated with the Company's warehouse and distribution facility.

Credit Terms:

            The Company extends credit to its customers, other than customers of
Cynthia Steffe Acquisition, LLC ("CS Acquisition") based upon an evaluation of the customer's financial condition and credit history. CS Acquisition extends credit to the majority of its customers through a factoring agreement with The
CIT Group/Commercial Services, Inc. ("CIT"). Under the factoring arrangement, the Company receives payment from CIT as of the earlier of: a) the date that CIT has been paid by the Company's customers; b) the date of the customer's longest maturity if the customer is in a bankruptcy or insolvency proceeding; or c) the last day of the third month following the customer's longest maturity date if the receivable remains unpaid. CIT assumes only the risk of the Company's customers' insolvency or non-payment. All other receivable risks for customer deductions that reduce the customer receivable balances are retained by the
Company, including, but not limited to, allowable customer markdowns, operational chargebacks, disputes, discounts, and returns. As of March 31, 2006 approximately 95% of the Company's accounts receivable was not factored.

Accounts Receivable:

         Accounts Receivable are net of allowances and anticipated discounts. An allowance for doubtful accounts is determined through analysis of the aging of accounts receivable at the date of the financial statements, assessments of collectibility based on historical trends and an evaluation of the impact of economic conditions. This amount is not significant primarily due to the
Company's history of minimal bad debts. An allowance for discounts is based on those discounts relating to open invoices where trade discounts have been extended to customers. Costs associated with potential returns of products as well as allowable customer markdowns and operational charge backs, net of expected recoveries, are included as a reduction to net revenue and are part of the provision for allowances included in Accounts Receivable. These provisions result from seasonal negotiations as well as historic deduction trends, net expected recoveries and the evaluation of current market conditions. As of March
31, 2006, June 30, 2005 and March 31, 2005, Accounts Receivable was net of
allowances of $3.2 million, $1.8 million and $1.6 million, respectively.

Inventories:

            Inventories are stated at the lower of cost or market, cost being determined on the first-in, first-out method. The majority of the Company's inventory purchases are shipped FOB shipping point from the Company's suppliers.
The Company

                      BERNARD CHAUS, INC. AND SUBSIDIARIES

takes title and assumes the risk of loss when the merchandise is received at the boat or airplane overseas. The Company records inventory at the point of such receipt at the boat or airplane overseas. Reserves for slow moving and aged merchandise are provided to writedown inventory costs to net realizable value based on historical experience and current product demand. Inventory reserves were approximately $1.5 million at March 31, 2006, June 30, 2005 and March 31,
2005. Inventory reserves are based upon the level of excess and aged inventory and the Company's estimated recoveries on the sale of the inventory. While markdowns have been within expectations and the provisions established, the
Company cannot guarantee that it will continue to experience the same level of markdowns as in the past.

Cash and Cash Equivalents:

         All highly liquid investments with an original maturity of three months or less at the date of purchase are classified as cash equivalents.

Income Taxes:

         The Company accounts for income taxes under the asset and liability method in accordance with Statement of Financial Accounting Standards ("SFAS")
No. 109, Accounting for Income Taxes. Deferred income taxes reflect the future tax consequences of differences between the tax bases of assets and liabilities and their financial reporting amounts at year-end. The Company periodically reviews its historical and projected taxable income and considers available information and evidence to determine if it is more likely than not that a portion of the deferred tax assets will be realized. A valuation allowance is established to reduce the deferred tax assets to the amount that is more likely than not to be realized. As of March 31, 2006, June 30, 2005 and March 31, 2005,
based upon its evaluation, the Company recorded a full valuation allowance on its deferred tax assets. If the Company determines that a portion of the deferred tax assets will be realized in the future, a portion of the valuation allowance will be reduced and the Company will provide for income tax expense
(benefit) in its Statement of Operations at its estimated effective tax rate.

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

                      BERNARD CHAUS, INC. AND SUBSIDIARIES

         The Company's net income and earnings per share would have been reduced for the three and nine months ended March 31, 2005 had compensation costs for the Company's stock option grants been determined based on the fair value at the grant dates for awards under these plans in accordance with SFAS No. 123R. The pro forma amounts have been as follows (Dollars in thousands, except share data):

                                                                     For the Three Months Ended     For the Nine Months Ended
                                                                       March 31,     March 31,      March 31,       March 31,
                                                                         2006          2005            2006            2005
                                                                     ---------------------------    --------------------------
                                                                                          (Unaudited)
                                                                               (In thousands except per share amounts)

Net income (loss), as reported                                          $    951      $   1,024      $   (3,824)      $   2,117
Add: Total stock-based employee compensation expense
   determined included in reported net income (loss), net of
   tax effects of $0                                                          51           --               149            --
Deduct: Total stock-based employee compensation expense
   determined under fair value based method, net of tax effects of $0        (51)           (67)           (149)           (232)
                                                                        --------      ---------       ---------       ---------
Proforma net income (loss)                                              $    951      $     957       $  (3,824)      $   1,885
                                                                        ========      =========       =========       =========
Earnings (loss) per share:
                                                                        --------      ---------       ---------       ---------
    Basic-as reported                                                   $   0.03      $    0.04       $   (0.10)      $    0.08
                                                                        ========      =========       =========       =========
    Basic-proforma                                                      $   0.03      $    0.04       $   (0.10)      $    0.07
                                                                        ========      =========       =========       =========

                                                                        --------      ---------       ---------       ---------
    Diluted-as reported                                                 $   0.03      $    0.03       $   (0.10)      $    0.07
                                                                        ========      =========       =========       =========
    Diluted-proforma                                                    $   0.03      $    0.03       $   (0.10)      $    0.06
                                                                        ========      =========       =========       =========

There were no stock options granted during the three months ended March 31, 2006 and March 31, 2005.

Earnings Per Share:

         Basic earnings (loss) per share have been computed by dividing the applicable net income (loss) by the weighted average number of common shares outstanding. Potentially dilutive shares of 0.6 million were not included in the calculation of diluted net loss per share for the nine months ended March 31,
2006, as their inclusion would be antidilutive. Diluted earnings per share has been computed for the three months ended March 31, 2006 and for the three and nine months ended March 31, 2005 by dividing the applicable net income by the weighted average number of common shares outstanding and common equivalents.

                                                             For the Three Months Ended          For the Nine Months Ended
                                                              March 31,        March 31,         March 31,         March 31,
Denominator for earnings per share (in millions)                2006             2005               2006             2005
                                                          ---------------  -----------------  ---------------  ------------------

Denominator for basic earnings per share
 weighted-average shares outstanding                            37.5             28.1               36.8             28.0

Assumed exercise of potential common shares                       .5              2.3                  -              2.5
                                                          ---------------  ------------------ ---------------  ------------------

Denominator for diluted earnings per share                      38.0             30.4               36.8             30.5
                                                          ===============  ================== ===============  ==================

                      BERNARD CHAUS, INC. AND SUBSIDIARIES

2.       Inventories - net

                                March 31,         June 30,         March 31,
                                  2006              2005              2005
                            ---------------- ---------------- -----------------
                                             (in thousands)
                                (unaudited)                         (unaudited)

           Raw materials         $    1,142         $   1,119         $    789
           Work-in-process              291               299              186
           Finished goods             7,822             9,249            8,549

                            ---------------- ---------------- -----------------

           Total                  $  9, 255        $   10,667        $   9,524

                            ================ ================ =================

          Inventories are stated at the lower of cost, using the first- in first-out (FIFO) method, or market. Included in finished goods inventories is merchandise in transit of approximately $3.0 million at March 31, 2006, $5.1 million at June 30, 2005 and $2.7 million at March 31, 2005.

3.       Financing Agreement

         The Company has a financing agreement (the "Financing Agreement") with the CIT Group/Commercial Services, Inc. ("CIT") which provides the Company with a $40 million revolving line of credit (the "Revolving Facility") with a $25 million sublimit for letters of credit, and a term loan (the "Term Loan").

         At the option of the Company, the Revolving Facility and the Term Loan
each may bear interest either at the JP Morgan Chase Bank Rate ("Prime Rate") or the London Interbank Offered Rate ("LIBOR"). If the Company chooses the Prime
Rate, the interest (i) on the Revolving Facility accrues at a rate of 1/2 of 1%
above the Prime Rate (ii) on the Term Loan accrues at a rate of 1% above the
Prime Rate. If the Company chooses LIBOR, the interest (i) on the Revolving
Facility accrues at a rate of 2 3/4% above LIBOR (ii) on the Term Loan accrues at a rate of 3 3/4% above LIBOR. The Company has elected the Prime Rate option from the inception of the financing agreement through March 31, 2006. Each of the foregoing interest rates is subject to an annual upward or downward adjustment by 1/4 of 1%, commencing with the month following delivery of the
Company's consolidated financial statements to CIT for fiscal 2006 and fiscal
2007 based upon the Company's borrowing availability, fixed charge coverage ratio and leverage ratio as in effect at each such adjustment period. The interest rate as of March 31, 2006 on the Revolving Facility was 8.25% and on
the Term Loan was 8.75%.

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

                      BERNARD CHAUS, INC. AND SUBSIDIARIES

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

         On May 8, 2006, the Company and CIT agreed to amend the Financing
Agreement to reset certain financial covenants regarding tangible net worth and
EBITDA. At March 31, 2006, the Company was in compliance with all of its covenants giving effect to such resetting of the covenants.

         On March 31, 2006, the Company had $3.4 million of outstanding letters of credit under the Revolving Facility, total availability of approximately
$19.1 million under the Amended Financing Agreement, a balance of $6.1 million on the Term Loan and $9.1million on the revolving credit borrowings. On March
31, 2005 the Company had $6.1 million of outstanding letters of credit under the
Revolving Facility, total availability of approximately $15.0 million under the
Amended Financing Agreement, a balance of $7.8 million on the Term Loan and
$11.8 million in revolving credit borrowings. At June 30, 2005, the Company had
$6.2 million of outstanding letters of credit, total availability of approximately $20.9 million, a balance of $7.3 million on the Term Loan and no revolving credit borrowings.

 Factoring Agreement

         One of the Company's subsidiaries, CS Acquisition has a factoring agreement with CIT which provides for a factoring commission equal to 6/10 of 1%
of the gross face amount of all accounts factored by CIT up to $10 million ratably declining to a commission between .55% and .45% of the gross amount of the receivables in excess of $10 million. Such agreement has an annual minimum factoring fee of $50,000. The Factoring Agreement which would have expired by its terms on March 31, 2006 was extended to March 31, 2007. The Company is obligated to pay to CIT a collateral management fee of $5,000 a month.

4.       Pension Plan

     Components of Net Periodic Benefit Cost

                                      Pension Plan             Pension Plan
                               For the Three Months Ended  For the Nine Months Ended
                                  March 31,    March 31,     March 31,  March 31,
                                    2006        2005          2006       2005
                               ------------  ------------  -----------  ------------
                                       (Unaudited)             (Unaudited)
                                      (In Thousands)          (In Thousands)

Service cost                         $  8        $ 18        $ 24        $ 54
Interest cost                          24          22          72          66
Expected return on plan assets        (26)        (19)        (78)        (57)
Amortization of net loss                6           5          18          15
                                     ----        ----        ----        ----
Net periodic benefit cost            $ 12        $ 26        $ 36        $ 78
                                     ====        ====        ====        ====

     Employer Contributions

         For the nine months ended March 31, 2006 the Company's contribution to the pension plan was $287,000. The Company anticipates contributing an additional $44,000 to fund its pension plan in fiscal 2006 for a total of
     $331,000.

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
FRANCES & RITA(R) trademarks and under private label brand names. The Company's products are sold nationwide through department store chains, specialty retailers and other retail outlets. In November 2002, the Company acquired certain assets of S.L. Danielle, Inc. ("SL Danielle"). SL Danielle designs, arranges for the manufacture of and markets women's moderately priced clothing primarily under private labels. In January 2004, the Company acquired certain assets of the Cynthia Steffe division of LF Brands Marketing, Inc., including inventory and intellectual property. In connection with such acquisition, the
Company also acquired the Cynthia Steffe trademarks from Cynthia Steffe. The
Cynthia Steffe business designs, arranges for the manufacture of, markets and sells an upscale modern women's apparel line, under the Cynthia Steffe trademarks. In June 2005 the Company signed a licensing agreement with Kenneth
Cole Productions, Inc. to manufacture and sell women's sportswear under the
Kenneth Cole Reaction (R) label. The Company began shipping in December 2005 products bearing the Kenneth Cole Reaction label primarily to retail department stores. The Company is targeting increased doors for the new line with its existing customers and additional retail department stores and specialty stores.
These Kenneth Cole Reaction products offer high-quality fabrications and styling at "better" price. As used herein, fiscal 2006 refers to the fiscal year ended
June 30, 2006, fiscal 2005 refers to the fiscal year ended June 30, 2005 and fiscal 2004 refers to the fiscal year ended June 30, 2004.

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

Results of Operations
---------------------

         Net revenues for the quarter ended March 31, 2006 decreased by 4.4%, or
$1.9 million, to $39.7 million from $41.6 million for the quarter ended March
31, 2005. Units sold decreased by approximately 1% and the overall price per unit decreased by approximately 3%. The Company's revenues decreased primarily due to a decrease in revenues in the Company's Cynthia Steffe product lines
($3.4 million) partially offset by an increase in revenues in the Company's
Chaus product lines ($0.5 million) and the Company's private label and licensed product lines ($1.0 million). The Company's private label and licensed product lines consist principally of labels owned by third party department stores and the Kenneth Cole Reaction licensed product lines. The Kenneth Cole Reaction licensed product lines contributed $2.6 million in net revenue during the three months ended March 31, 2006.

         Net revenues for the nine months ended March 31, 2006 decreased by
12.3%, or $14.1 million, to $100.5 million from $114.6 million for the nine months ended March 31, 2005. Units sold decreased by approximately 14% and the overall price per unit increased by approximately 3%. The Company's revenues decreased primarily due to a decrease in revenues in the

                      BERNARD CHAUS, INC. AND SUBSIDIARIES

Company's Chaus product lines ($9.9 million) and Cynthia Steffe product lines
($5.0 million), partially offset by an increase in revenues in the Company's private label and licensed product lines ($0.8). The Kenneth Cole Reaction licensed product lines contributed $2.9 million in net revenue during the nine months ended March 31, 2006.

         Gross profit for the quarter ended March 31, 2006 increased by $0.2 million to $12.4 million as compared to $12.2 million for the quarter ended
March 31, 2005. As a percentage of net revenue, gross profit increased to 31.2%
for the quarter ended March 31, 2006 from 29.5% for the quarter ended March 31,
2005. The increase in gross profit dollars was primarily due to the increase in gross profit in the Company's Chaus product lines ($0.9 million) and the
Company's private label and licensed product lines ($0.8 million), partially offset by a decrease in gross profit from the Company's Cynthia Steffe product lines ($1.6 million). The increase in gross profit percentage was attributable to a change in the mix of sales between product lines and the decrease in sales to discounters.

         Gross profit for the nine months ended March 31, 2006 decreased by $5.4 million to $27.7 million as compared to $33.1 million for the nine months ended
March 31, 2005. As a percentage of net revenue, gross profit decreased to 27.6%
for the nine months ended March 31, 2006 from 28.9% for the nine months ended
March 31, 2005. The decrease in gross profit dollars was primarily due to the decrease in gross profit in the Company's Cynthia Steffe product lines ($3.6 million) and the Company's Chaus product lines ($2.3 million), partially offset by an increase in gross profit in the Company's private label and licensed product lines ($0.6 million). The decrease in gross profit was primarily attributable to lower revenues. The decrease in gross profit percentage was attributable to a change in the mix of sales between product lines and markdowns on higher margin product lines.

         Selling, general and administrative ("SG&A") expenses increased by $0.4 million to $11.1 million (27.9% of net revenue) for the three months ended March
31, 2006 from $10.7 million (25.8% of net revenue) for the three moths ended
March 31, 2005. The main component of the increase in SG&A expenses for the three months ended March 31, 2006 was advertising and marketing related costs in connection with the Kenneth Cole Reaction licensed products ($0.4 million).

           Selling, general and administrative ("SG&A") expenses increased by
$1.0 million to $30.7 million (30.6 % of net revenue) for the nine months ended
March 31, 2006 from $29.7 million (25.9% of net revenue) for the nine months ended March 31, 2005. The main component of the increase in SG&A expenses for the nine months ended March 31, 2006 were design related costs ($0.4 million)
and marketing related costs ($0.6 million). A significant portion of the increase in SG&A expenses was associated with the preparation of the launch and continuing expenditures of the Kenneth Cole Reaction licensed product lines which began shipping in December 2005. Effective September 1, 2005, the Company
began utilizing third party distribution providers. Total costs associated with warehouse and distribution were relatively the same for the nine months ended
March 31, 2006 as compared to the nine months ended March 31, 2005.

          Interest expense decreased for the quarter and nine months ended March
31, 2006 as compared to the quarter and nine months ended March 31, 2005 primarily due to lower bank borrowings partially offset by higher interest rates.

          The Company's income tax provision for the quarter and nine months ended March 31, 2006 includes provisions for state and local taxes, and a deferred provision for the temporary differences associated with the Company's indefinite lived intangibles. The Company's income tax provision for the quarter and nine months ended March 31, 2005 includes the aforementioned and also includes federal alternative minimum taxes (AMT) resulting from the use of the
Company's net operating loss (NOL) carryforward from prior years.

         The Company periodically reviews its historical and projected taxable income and considers available information and evidence to determine if it is more likely than not that a portion of the deferred tax assets will be realized.
A valuation allowance is established to reduce the deferred tax assets to the amount that is more likely than not to be realized. As of March 31, 2006, June
30, 2005 and March 31, 2005, based upon its evaluation of taxable income and the current business environment, the Company recorded a full valuation allowance on its deferred tax assets including NOL's. If the Company determines that a portion of the deferred tax assets will be realized in the future, a portion of the valuation allowance will be reduced and the Company will provide for income tax expense (benefit) in its Statement of Operations at its estimated effective tax rate. See discussion below under Critical Accounting Policies and Estimates regarding income taxes and the Company's federal net operating loss carryforward.

                      BERNARD CHAUS, INC. AND SUBSIDIARIES

Financial Position, Liquidity and Capital Resources
---------------------------------------------------

General

         Net cash used in operating activities was $15.3 million for the nine months ended March 31, 2006 as compared to cash used in operating activities of
$1.9 million for the nine months ended March 31, 2005. Cash used in operating activities for the nine-month period of fiscal 2006 resulted primarily from the net loss ($4.0 million) an increase in accounts receivable and accounts receivable due from factor ($11.7 million) and a decrease in accounts payable
($1.5 million), offset by a decrease in inventory ($1.4 million). The increase in accounts receivable of $11.7 million was predominately due to an increase in sales for the three months ended March 31, 2006 of $11.0 million as compared to the sales during the three months ended June 30, 2005. The decrease in accounts payable of $1.5 million was attributable to the decrease in inventory of $1.4 million. Cash used in operating activities for the nine-month ended March 31,
2005 resulted primarily from an increase in accounts receivable and accounts receivable due from factor ($3.4 million), an increase in inventory ($0.9 million), and a decrease in accounts payable ($0.7 million) partially offset by net income ($2.1million) and depreciation and amortization ($0.9 million).

         Cash used in investing activities for the nine months ended March 31,
2006 was $0.8 million compared to $0.1 million in the previous year. The purchases of fixed assets for the nine months ended March 31, 2006 consisted primarily of capital expenditures connected with the construction of the Kenneth
Cole showroom and Management Information Systems. In fiscal 2006, the Company anticipates capital expenditures of approximately $1.0 million, primarily for the Kenneth Cole showroom and store fixtures and Management Information Systems.
The unexpended portion of capital expenditures for the remainder of fiscal 2006 is approximately $0.2 million.

         Net cash provided by financing activities of $8.4 million for the nine months ended March 31, 2006 was primarily as the result from short term borrowings of $9.1 million, proceeds from exercise of stock options of $0.7 million partially offset by principal payments on the term loan of $1.3 million.
Net cash provided by financing activities of $2.0 million for the nine months ended March 31, 2005 was primarily the result of principal payments on term loan of $1.3 million and proceeds on short-term bank borrowings of $3.2 million.

Financing Agreement

         The Company has a financing agreement (the "Financing Agreement") with
The CIT Group/Commercial Services, Inc. ("CIT") which provides the Company with a $40 million revolving line of credit (the "Revolving Facility") with a $25 million sublimit for letters of credit, and a term loan (the "Term Loan").

         At the option of the Company, the Revolving Facility and the Term Loan
each may bear interest either at the JP Morgan Chase Bank Rate ("Prime Rate") or the London Interbank Offered Rate ("LIBOR"). If the Company chooses the Prime
Rate, the interest (i) on the Revolving Facility accrues at a rate of 1/2 of 1%
above the Prime Rate (ii) on the Term Loan accrues at a rate of 1% above the
Prime Rate. If the Company chooses LIBOR, the interest (i) on the Revolving
Facility accrues at a rate of 2 3/4% above LIBOR (ii) on the Term Loan accrues at a rate of 3 3/4% above LIBOR. The Company has elected the Prime Rate option from the inception of the financing agreement through March 31, 2006. Each of the foregoing interest rates is subject to an annual upward or downward adjustment by 1/4 of 1%, commencing with the month following delivery of the
Company's consolidated financial statements to CIT for fiscal 2006 and fiscal
2007 based upon the Company's borrowing availability, fixed charge coverage ratio and leverage ratio as in effect at each such adjustment period. The interest rate as of March 31, 2006 on the Revolving Facility was 8.25% and on
the Term Loan was 8.75%.

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

                      BERNARD CHAUS, INC. AND SUBSIDIARIES

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

         On May 8, 2006, the Company and CIT agreed to amend the Financing
Agreement to reset certain financial covenants regarding tangible net worth and
EBITDA. At March 31, 2006, the Company was in compliance with all of its covenants giving effect to such resetting of the covenants.

         On March 31, 2006, the Company had $3.4 million of outstanding letters of credit under the Revolving Facility, total availability of approximately
$19.1 million under the Amended Financing Agreement, a balance of $6.1 million on the Term Loan and $9.1million on the revolving credit borrowings. On March
31, 2005, the Company had $6.1 million of outstanding letters of credit under the Revolving Facility, total availability of approximately $15.0 million under the Amended Financing Agreement, a balance of $7.8 million on the Term Loan and
$11.8 million in revolving credit borrowings. At June 30, 2005, the Company had
$6.2 million of outstanding letters of credit, total availability of approximately $20.9 million, a balance of $7.3 million on the Term Loan and no revolving credit borrowings.

Factoring Agreement

         One of the Company's subsidiaries, CS Acquisition has a factoring agreement with CIT which provides for a factoring commission equal to 6/10 of 1%
of the gross face amount of all accounts factored by CIT up to $10 million ratably declining to a commission between .55% and .45% of the gross amount of the receivables in excess of $10 million. Such agreement has an annual minimum factoring fee of $50,000. The Factoring Agreement which would have expired by its terms on March 31, 2006 was extended to March 31, 2007. The Company is obligated to pay to CIT a collateral management fee of $5,000 a month.

Outlook

         The Company began shipping the Kenneth Cole Reaction label products in
December 2005. The Company's SG&A expenses have increased as a result of launch related expenses associated with the new label while the Company is only realizing partial year revenues. The Company is also experiencing a challenging retail environment.

Future Financing Requirements

         At March 31, 2006, the Company had working capital of $17.2 million as compared with working capital of $18.6 million at March 31, 2005. The Company's business plan requires the availability of sufficient cash flow and borrowing capacity to finance its product lines and to meet its cash needs for the launch and support of the Kenneth Cole product lines. The Company is required to pay specified percentages of net sales to support advertising of the licensed products and to expend a total of approximately $3.6 million,(reduced by agreement between the Company and Kenneth Cole Productions, Inc from $4.0 million), in the period ending December 31, 2007 to support the initial launch of the licensed products.

                      BERNARD CHAUS, INC. AND SUBSIDIARIES

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

            Accounts Receivable- Accounts Receivable are net of allowances and anticipated discounts. An allowance for doubtful accounts is determined through analysis of the aging of accounts receivable at the date of the financial statements, assessments of collectibility based on historical trends and an evaluation of the impact of economic conditions. This amount is not significant primarily due to the Company's history of minimal bad debts. An allowance for discounts is based on those discounts relating to open invoices where trade discounts have been extended to customers. Costs associated with potential returns of products as well as allowable customer markdowns and operational charge backs, net of expected recoveries, are included as a reduction to net revenue and are part of the provision for allowances included in Accounts
Receivable. These provisions result from seasonal negotiations as well as historic deduction trends, net expected recoveries and the evaluation of current market conditions. As of March 31, 2006, June 30, 2005 and March 31, 2005,
Accounts Receivable was net of allowances of $3.2 million, $1.8 million and $1.6 million, respectively.

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
Reserves for slow moving and aged merchandise are provided to writedown inventory costs to net realizable value based on historical experience and current product demand. Inventory reserves were approximately $1.5 million at
March 31, 2006, June 30, 2005, and March 31, 2005. Inventory reserves are based upon the level of excess and aged inventory and the Company's estimated recoveries on the sale of the inventory. While markdowns have been within expectations and the provisions established, the Company cannot guarantee that it will continue to experience the same level of markdowns as in the past.

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

                      BERNARD CHAUS, INC. AND SUBSIDIARIES

            Income Taxes- The Company's results of operations have generated a federal tax net operating loss ("NOL") carryforward of approximately $96.0 million as of June 30, 2005. Generally accepted accounting principles require that the Company record a valuation allowance against the deferred tax asset associated with this NOL if it is "more likely than not" that the Company will not be able to utilize it to offset future taxable income. As of March 31, 2006 and June 30, 2005, based upon its evaluation of the Company's historical and projected results of operations, the current business environment and the magnitude of the NOL, the Company recorded a full valuation allowance on its deferred tax assets including NOL's. The provision for income taxes primarily relates to state and local taxes and a deferred provision for the temporary differences associated with the company's indefinite lived intangibles. It is possible, however, that the Company could be profitable in the future at levels which cause management to conclude that it is more likely than not that the
Company will realize all or a portion of the NOL carryforward. Upon reaching such a conclusion, the Company would record the estimated net realizable value of the deferred tax asset at that time and would then provide for income taxes at a rate equal to its combined federal and state effective rates. Subsequent revisions to the estimated net realizable value of the deferred tax asset could cause the Company's provision for income taxes to vary from period to period, although its cash tax payments would remain unaffected until the benefit of the
NOL is utilized.

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

         At March 31, 2006 and 2005, the carrying amounts of the Company's revolving credit borrowings and term loan approximated fair value. As of March
31, 2006, the Company's revolving credit borrowings bore interest at 8.25% and the term loan bore interest at 8.75%. As of March 31, 2006, a hypothetical immediate 10% adverse change in prime interest rates relating to the Company's revolving credit borrowings and term loan would have a $0.1 million unfavorable impact on its earnings and cash flows over a one-year period.

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

         Each fiscal quarter the Company carries out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chairwoman and Chief Executive Officer along with the Company's
Chief Financial Officer, of the effectiveness of the design and operation of the
Company's disclosure controls and procedures pursuant to Exchange Act Rule
13a-15. Based upon the foregoing, the Company's Chairwoman and Chief Executive
Officer along with the Company's Chief Financial Officer concluded that, as of
March 31, 2006, the Company's disclosure controls and procedures were effective in timely alerting them to material information relating to the Company
(including its consolidated subsidiaries) required to be included in the
Company's Exchange Act reports.

         During the fiscal quarter ended March 31, 2006, there has been no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

                                 BERNARD CHAUS, INC.
                                 (Registrant)

Date: May 12, 2006               By: /s/ Josephine Chaus
                                     --------------------------------------
                                 JOSEPHINE CHAUS
                                 Chairwoman of the Board, and
                                 Chief Executive Officer

Date: May 12, 2006               By: /s/ David Panitz
                                     --------------------------------------
                                 DAVID PANITZ
                                 Chief Operating Officer

Date: May 12, 2006               By: /s/ Barton Heminover
                                     ---------------------------------------
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

