Form 10-K
period 2006-06-30
CHAUS BERNARD INC
filed 2006-09-28
CIK 793983

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-K
  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934
                     For the fiscal year ended June 30, 2006
                                       or
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934
                  For the transition period from _____ to _____

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
                                 (212) 354-1280

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

      Title of each class        [_]   Name of each exchange on which registered
------------------------------         -----------------------------------------
 Common Stock, $0.01 par value         None; securities quoted on the Over the
                                                 Counter Bulletin Board

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: None

          Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [_] No [X]

          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [_] No [X]

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange
Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

          Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of
"accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange
Act. (check one):

Large accelerated filer [_]   Accelerated filer [_]   Non-accelerated filer [x]

          Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes [_] No [X]

          The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on December 31, 2005 was $17,760,000.

          Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

       Date                           Class                   Shares Outstanding
       ----                           -----                   ------------------
September 18, 2006        Common Stock, $0.01 par value           37,513,587

                                                           LOCATION IN FORM 10-K
         DOCUMENTS INCORPORATED BY REFERENCE               IN WHICH INCORPORATED
         -----------------------------------               ---------------------
Portions of registrant's Proxy Statement for the Annual          Part III
Meeting of Stockholders to be held November 16, 2006.

PART I

ITEM 1. BUSINESS.

GENERAL

          Bernard Chaus, Inc. (the "Company" or "Chaus") designs, arranges for the manufacture of and markets an extensive range of women's career and casual sportswear principally under the JOSEPHINE CHAUS(R) COLLECTION, JOSEPHINE
CHAUS(R) SPORT, CHAUS(R), CYNTHIA STEFFE(R), and CYNTHIA CYNTHIA STEFFE(R)
trademarks and under private label brand names. The Company's products are sold nationwide through department store chains, specialty retailers and other retail outlets. The Company has positioned its JOSEPHINE CHAUS product line sold through the department store channels into the opening price points of the
"better" category. In November 2002, the Company acquired certain assets of S.L.
Danielle, Inc. ("SL Danielle"). SL Danielle designs, arranges for the manufacture of and markets women's moderately priced clothing. In January 2004, the Company acquired certain assets of the Cynthia Steffe division of LF Brands
Marketing, Inc., including inventory and intellectual property. In connection with such acquisition, the Company also acquired the Cynthia Steffe trademarks from Cynthia Steffe. The Cynthia Steffe business designs, arranges for the manufacture of, markets and sells an upscale modern women's apparel line, under the Cynthia Steffe trademarks. In June 2005, the Company signed a licensing agreement with Kenneth Cole Productions, Inc. to manufacture and sell women's sportswear under the Kenneth Cole Reaction (R) label. In December 2005, the
Company began shipping products bearing the Kenneth Cole Reaction label primarily to retail department stores. The Company is targeting increased doors for the new line with its existing customers and additional retail department stores. These Kenneth Cole Reaction products offer high-quality fabrications and styling at "better" price points. As used herein, fiscal 2006 refers to the fiscal year ended June 30, 2006, fiscal 2005 refers to the fiscal year ended
June 30, 2005 and fiscal 2004 refers to the fiscal year ended June 30, 2004.

          On June 13, 2005, the Company and Kenneth Cole Productions, Inc. (the
"Purchaser") entered into a Stock Purchase Agreement, pursuant to which the
Purchaser purchased from the Company six million shares of newly issued shares of common stock for an aggregate purchase price of $6.0 million.

PRODUCTS

          The Company markets its products as coordinated groups of jackets, skirts, pants, blouses, sweaters and related accessories principally under the following brand names that also include products for women and petite sizes:

JOSEPHINE CHAUS- a collection of better tailored career clothing that includes tailored suits, dresses, jackets, sweaters, skirts and pants.

CHAUS - a line of separate items that includes skirts, pants, sweaters and knit tops.

CYNTHIA STEFFE AND CYNTHIA CYNTHIA STEFFE - a collection of upscale modern clothing that includes tailored suits, dresses, jackets, skirts and pants.

KENNETH COLE REACTION - a better sportswear line focused on a contemporary customer. The Company began initial shipments of this line in December 2005. On
June 13, 2005, the Company entered into a license agreement with Kenneth Cole
Productions (LIC), Inc. (the "Licensor"). The license agreement grants the
Company an exclusive license to design, manufacture, sell and distribute women's sportswear under the Licensor's trademark "KENNETH COLE REACTION" in the women's better sportswear and better petite sportswear department of approved department stores and approved specialty retailers. The licensed territory is the United
States. The initial term of the license expires on December 31, 2010. The
Company has the option to renew the license agreement for an additional term of three years if it meets specified sales targets and is in compliance with the agreement. The license agreement provides for the payment to Licensor of specified royalties on net sales. The license agreement also requires the
Company to achieve certain minimum sales levels, to pay certain minimum royalties and to maintain a minimum net worth. The Company is also obligated to pay specified percentages of net sales to support advertising and to expend a total of approximately $3.6 million (reduced by agreement between the Company and Kenneth Cole Productions, Inc. from $4.0 million) in the period ending
December 31, 2007 to support the initial launch of the licensed products.

PRIVATE LABEL - the Company also sells private label apparel manufactured according to customers' specifications.

          The above products, while sold as separates, are coordinated by styles, color schemes and fabrics and are designed to be merchandised and worn together. The Company believes that the target consumers for its products are women aged 25 to 65.

          During fiscal 2006, the suggested retail prices of the Company's Chaus products sold in the department store channels ranged in price between $39.00 and $149.00. The Company's jackets ranged in price between $99.00 and $149.00, its skirts and pants ranged in price between $54.00 and $89.00, and its knit tops, blouses and sweaters ranged in price between $39.00 and $99.00.

          During fiscal 2006, the suggested retail prices of the Company's
Cynthia Steffe products ranged in price between $120.00 and $660.00. The
Company's Cynthia Steffe jackets ranged in price between $265.00 and $660.00, its skirts and pants ranged in price between $120.00 and $330.00, its blouses and sweaters ranged in price between $130.00 and $350.00, and its dresses ranged in price between $200.00 and $660.00.

          During fiscal 2006, the suggested retail prices of the Company's
Kenneth Cole Reaction products ranged in price between $39.00 and $189.00. The
Company's Kenneth Cole Reaction jackets ranged in price between $149.00 and
$189.00, its skirts and pants ranged in price between $74.00 and $129.00, its knit tops, blouses, and sweaters ranged in price between $39.00 and $99.00 and dresses ranged in price between $129.00 and $149.00.

          The following table sets forth a breakdown by percentage of the
Company's net revenue by class for fiscal 2004 through fiscal 2006:

                                          Fiscal Year Ended June 30,
                                          --------------------------
                                              2006   2005   2004
                                              ----   ----   ----
Josephine Chaus and Chaus                       46%    49%    67%
Private Labels and licensed products            38     31     28
Cynthia Steffe and Cynthia Cynthia Steffe       16     20      5
                                               ---    ---    ---
   Total                                       100%   100%   100%
                                               ===    ===    ===

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

          Through March 31, 2004, the Company extended credit to the majority of its customers through a factoring agreement with The CIT Group/Commercial
Services, Inc. ("CIT"). Effective April 1, 2004, the Company began extending credit to its customers based on an evaluation of the customer's financial condition and credit history, except for customers of the Company's wholly owned subsidiary, Cynthia Steffe Acquisition, LLC ("CS Acquisition"). Effective March
31, 2004, CS Acquisition and CIT entered into a Factoring Agreement pursuant to which the Company receives payment from CIT as of the earlier of: a) the date that CIT has been paid by the Company's customers; b) the date of the customer's longest maturity if the customer is in a bankruptcy or insolvency proceeding; or
c) the last day of the third month following the customer's longest maturity date if the receivable remains unpaid. CIT assumes only the risk of the
Company's customers' insolvency or non-payment. All other receivable risks for customer deductions that reduce the customer receivable balances are retained by the Company, including, but not limited to, allowable customer markdowns, operational chargebacks, disputes, discounts, and returns.

          At June 30, 2006 and 2005, approximately 94% and 91%, respectively of the Company's accounts receivable was non factored. At June 30, 2006 and 2005, approximately 65 % and 60 % respectively, of the Company's accounts receivable were due from customers owned by three single corporate entities. During fiscal
2006, approximately 54% of the Company's net revenue was from three corporate entities - Dillard's Department Stores (23%), Sam's Club (22%) and TJX Companies
(9%). During fiscal 2005, approximately 59% of the Company's net revenue was from three corporate entities - Dillard's Department Stores (22%), Sam's Club
(20%) and TJX Companies (17%). During fiscal 2004, approximately 70% of the
Company's net revenue was from three corporate entities - Dillards Department
Stores (35%), TJX Companies (22%) and Sam's Club (13%) . As a result of the
Company's dependence on its major customers, such customers may have the ability to influence the Company's business decisions. The loss of or significant decrease in business from any of its major customers could have a material adverse effect on the Company's financial position and results of operations. In addition, the Company's ability to achieve growth in revenues is dependent, in part, on its ability to identify new distribution channels.

SALES AND MARKETING

          The Company's selling operation is highly centralized. Sales to the
Company's department and specialty store customers are made primarily through the Company's New York City showrooms. As of June 30, 2006, the Company had an in-house sales force of 13, all of whom are located in the New York City showrooms. The Company's Cynthia Steffe division also employs independent sales representatives to market its products to specialty stores throughout the country.

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

DESIGN

          The Company's products and certain of the fabrics from which they are made are designed by an in-house staff of 32 fashion designers. The Company believes that its design staff is well regarded for its distinctive styling and its ability to contemporize fashion classics. Emphasis is placed on the coordination of outfits and quality of fabrics to encourage the purchase of more than one garment.

MANUFACTURING AND DISTRIBUTION

          The Company does not own any manufacturing facilities; all of its products are manufactured in accordance with its design specifications and production schedules through arrangements with independent manufacturers. The
Company believes that outsourcing its manufacturing maximizes its flexibility while avoiding significant capital expenditures, work-in-process buildup and the costs of a large workforce. Approximately 92% of its product is manufactured by independent suppliers located primarily in China, Hong Kong and elsewhere in the
Far East and Guatemala. Approximately 8% of the Company's products are manufactured in the United States. No contractual obligations exist between the
Company and its manufacturers

except on an order-by-order basis. During fiscal 2006, the Company purchased approximately 72% of its finished goods from its ten largest manufacturers, including approximately 12% of its purchases from its largest manufacturer.
Contracting with foreign manufacturers enables the Company to take advantage of prevailing lower labor rates and to use a skilled labor force to produce high quality products.

          Generally, each manufacturer agrees to produce finished garments on the basis of purchase orders from the Company, specifying the price and quantity of items to be produced and in many cases, supported by a letter of credit naming the manufacturer as beneficiary to secure payment for the finished garments.

          The Company's technical production support staff, located in New York
City, coordinates the production of patterns and the production of samples from the patterns by its production staff and by overseas manufacturers. The production staff also coordinates the marking and the grading of the patterns in anticipation of production by overseas manufacturers. The overseas manufacturers produce finished garments in accordance with the production samples and obtain necessary quota allocations and other requisite customs clearances. Branch offices of the Company's subsidiaries in Korea and Hong Kong monitor production at each manufacturing facility to control quality, compliance with the Company's specifications and timely delivery of finished garments, and arrange for the shipment of finished products to the Company's third party distributors. The
Company utilizes third party distributors in New Jersey, California and Florida for shipping of its finished goods.

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

          The Company uses a broad range of fabrics selected by the Company in the production of its clothing, consisting of synthetic fibers (including polyester and acrylic), natural fibers (including cotton and wool), and blends of natural and synthetic fibers. The Company does not have any formal, long-term arrangements with any fabric or other raw material supplier. During fiscal 2006, most of the fabrics used in the Company's products manufactured in the Far East were ordered from a limited number of suppliers located in China, Hong Kong and
Korea. To date, the Company has not experienced any significant difficulty in obtaining fabrics or other raw materials and considers its sources of supply to be adequate.

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

IMPORTS AND IMPORT RESTRICTIONS

          The Company's arrangements with its manufacturers and suppliers are subject to the risks attendant to doing business abroad, including the availability of quota and other requisite customs clearances, the imposition of export duties, political and social instability, currency revaluations, and restrictions on the transfer of funds. Bilateral agreements between exporting countries, including those from which the Company imports substantially all of its products, and the United States' imposition of quotas, limits the amount of certain categories of merchandise, including substantially all categories of merchandise manufactured for the Company, that may be imported into the United
States. Furthermore, the majority of such agreements contain "consultation clauses" which allow the United States to impose at any time restraints on the importation of categories of merchandise which, under the terms of the agreements, are not subject to specified limits. The bilateral agreements through

which quotas are imposed have been negotiated under the framework established by the Arrangement Regarding International Trade in Textiles, known as the
Multifiber Arrangement ("MFA"). The United States has concluded international negotiations known as the "Uruguay Round" in which a variety of trade matters were reviewed and modified. Quotas established under the MFA were phased out as of December 2004 for most countries, after which the textile and clothing trade were fully integrated into the General Agreement on Trade and Tariffs ("GATT")
and are now subject to the same disciplines as other industries. The GATT agreement provides for expanded trade, improved market access, lower tariffs and improved safeguard mechanisms.

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

BACKLOG

          As of August 21, 2006 and 2005, the Company's order book reflected unfilled customer orders for approximately $69.1 million and $58.6 million of merchandise, respectively. Order book data at any date are materially affected by the timing of the initial showing of collections to the trade, as well as by the timing of recording of orders and of shipments. The order book represents customer orders prior to discounts. Accordingly, a comparison of unfilled orders from period to period is not necessarily meaningful and may not be indicative of eventual actual shipments.

TRADEMARKS

          CHAUS, CHAUS & CO., JOSEPHINE, JOSEPHINE CHAUS, CYNTHIA STEFFE,
CYNTHIA CYNTHIA STEFFE and FRANCES & RITA are registered trademarks of the
Company for use on ladies' garments. The Company considers its trademarks to be strong and highly recognized, and to have significant value in the marketing of its products. The Company has also registered many or its trademarks for use in other categories such as accessories, cosmetics and in certain foreign countries, and in the European Economic Community.

          The Company has an exclusive license with Kenneth Cole Productions
(LIC), Inc. to design, manufacture and distribute wholesale women's sportswear bearing the mark Kenneth Cole Reaction (R) for sale on women's better sportswear and or better petite sportswear of approved department stores and approved specialty retailers. See "Products-Kenneth Cole Reaction".

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

EMPLOYEES

          At June 30, 2006, the Company employed 223 employees as compared with
286 employees at June 30, 2005. The decrease in employees is primarily attributable to the outsourcing of the Company's distribution function. This total includes 50 in managerial and administrative positions, approximately 88 in design, production and production administration, and 23 in marketing, merchandising and sales. Of the Company's total employees, 62 were located in the Far East. The Company is a party to a collective bargaining agreement with the Amalgamated Workers Union, Local 88, covering 8 full-time employees located at our technical production support facility at 519 Eighth Avenue in New York
City. This agreement expires August 31, 2008. The Company is also party to an agreement with the New York Metropolitan Joint Board Local 89-22-1 and Local 10
Unite here, AFL-CIO covering 9 full-time employees. This agreement expires on
September 1, 2007.

          The Company considers its relations with its employees to be satisfactory and has not experienced any business interruptions as a result of labor disagreements with its employees.

EXECUTIVE OFFICERS

The executive officers of the Company are:

NAME               AGE   POSITION

Josephine Chaus    55    Chairwoman of the Board and Chief Executive Officer
David Panitz       38    Chief Operating Officer
Barton Heminover   52    Chief Financial Officer
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

          David Panitz was appointed Chief Operating Officer in October 2004.
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

ITEM 1A. RISK FACTORS.

          We rely on a few significant customers and the decrease in business from one or more of these significant customers could have a material adverse impact on our business. During fiscal 2006, approximately 54% of our net revenue was from three corporate entities - Dillard's Department Stores (23%), Sam's
Club (22%) and TJX Companies (9%). We have no long term agreements with our customers and a decision by any of these key customers to reduce the amount of purchases from us whether motivated by strategic and operational initiatives, or financial difficulties could have a material adverse impact on our business, financial condition and results of operations. Continued vertical integration by retailers and the development of their own labels could also result in a decrease in business which could have a material adverse impact on us.

          We must remain competitive by our ability to adequately anticipate market trends, respond to changing fashion trends and consumers buying patterns.
Fashion trends can change rapidly, and our business is sensitive to such changes. We must effectively anticipate, gauge and respond to changing consumer demand and taste relatively far in advance of delivery to the consumer. There can be no assurance that we will accurately anticipate shifts in fashion trends to appeal to changing consumer tastes in a timely manner. Consumer and customer acceptance and support, which depend primarily upon styling, pricing, and quality, are important to remain competitive. If we are unsuccessful in responding to changes in fashion trends, our business, financial condition and results of operations will be materially adversely effected.

          We use foreign suppliers for the manufacturing of our products. We do not own any manufacturing facilities; all of our products are manufactured in accordance with our design specifications and production schedules through arrangements with independent manufacturers. Approximately 92% of our products are manufactured by independent suppliers located primarily in China, Hong Kong and elsewhere in the Far East and Guatemala. Approximately 8% of our products are manufactured in the United States. No contractual obligations exist between us and our manufacturers except on an order-by-order basis. During fiscal 2006, we purchased approximately 72% of our finished goods from our ten largest manufacturers, including approximately 12% of our purchases from our largest manufacturer. The inability of a manufacturer to ship orders on a timely manner in accordance with our specifications could have a material adverse impact on
us. Our customers could refuse to accept deliveries, cancel orders, request significant reduction in purchase price or vendors allowances.

          There are other risks associated with using foreign manufacturers like:

          o    Political and labor instability with foreign countries

          o    Terrorism, military conflict or war

          o    Changes in quotas, duty rates or other politically imposed restrictions by foreign countries or the United States

          o    Delays in the delivery of cargo due to security considerations or other shipping disruptions

          o    A decrease in availability or increase in the cost of raw
               materials

          We view the success of the Kenneth Cole Reaction products as a significant factor to improving the Company's financial picture. The success of the Kenneth Cole Reaction products depends on our ability to attract new customers. In June 2005, we entered into a license agreement with Kenneth Cole
Productions (LIC), Inc. ("Kenneth Cole"), pursuant to which we were granted an exclusive license to design, manufacture, sell and distribute women's sportswear under the trademark "KENNETH COLE REACTION" in the United States in the women's better sportswear and better petite sportswear department of approved department stores and approved specialty stores. Under the license agreement, we are required to achieve certain minimum sales levels, to pay certain minimum royalties and to maintain a minimum net worth. We are also obligated to pay specified percentages of net sales to support advertising and to expend a total of approximately $3.6 million in the period ending December 31, 2007 to support the initial launch of the licensed products. If we fail to make the minimum payments and we fail to maintain the required minimum sales and net worth levels, Kenneth Cole will have the right terminate the license agreement. If
Kenneth Cole were to terminate the license agreement, our revenues would decrease significantly and our ability to attract new customers would be impaired.

          We operate in a highly competitive industry. The apparel business is highly competitive with numerous apparel designers, manufactures and importers.
Many of our competitors have greater financial and marketing resources than us and, in some cases, are vertically integrated in that they own and operate retail stores in addition to manufacturing and distribution operations. The competition within the industry may result in reduced prices and therefore reduced sales and profitability which could have a material adverse effect on
us.

          Further consolidation in the retail industry could have a material adverse impact on our business. The retail industry has experienced an increase in consolidation over the past few years particularly with the merger of
Federated Department Stores and May Department Stores. Mergers of these types further reduce the number of customers for our products and increase the bargaining power of these stores which could have a material adverse impact on our sales and profitability.

          Risks associated with the ownership of Common Stock. As of June 30,
2006, our Chairwoman and Chief Executive Officer owned approximately 45% of our outstanding stock. Accordingly, she has the ability to exert significant influence over our management and policies, such as the election of our directors, the appointment of new management and the approval of any other action requiring the approval of our stockholders, including any amendments to our certificate of incorporation, a sale of all or substantially all of our assets or a merger.

          We Will Be Subject To Cyclical Variations In The Apparel Markets. The
apparel industry historically has been subject to substantial cyclical variations. We and other apparel vendors rely on the expenditure of discretionary income for most, if not all, sales. Economic downturns, whether real or perceived, in economic conditions or prospects could adversely affect consumer spending habits and, therefore, have a material adverse effect on our revenue, cash flow and results of operations.

          Our Success Is Dependent Upon Our Ability To Attract New Key
Personnel. Our operations will also depend to a great extent on our ability to attract new key personnel with relevant experience and retain existing key personnel in the future. The market for qualified personnel is extremely competitive. Our failure to attract additional qualified employees could have a material adverse effect on our prospects for long-term growth.

ITEM 2. PROPERTIES.

          The Company's principal executive office is located at 530 Seventh
Avenue in New York City where the Company leases approximately 28,000 square feet. This lease expires in May 2009. This facility also houses the Company's
Chaus, SL Danielle, and Kenneth Cole showrooms and its sales, design, production and merchandising staffs. Net base rental expense for the executive offices aggregated approximately $0.9 million in each of fiscal 2006, fiscal 2005 and fiscal 2004.

          The Company's Cynthia Steffe subsidiary is located at 550 Seventh
Avenue in New York City where the Company leases approximately 12,000 square feet. This lease expires in October 2013 and the net base rental expense is approximately $0.3 million a year.

          The Company's technical production support facility (including its sample and patternmakers) is located at 519 Eighth Avenue in New York City where the Company leases approximately 15,000 square feet. This lease expires in
August 2009. Net base rental expense for the technical production support facilities aggregated approximately $0.3 million in each of fiscal 2006, fiscal
2005, and fiscal 2004.

          The lease on the Company's former distribution center located in
Secaucus, New Jersey expired on December 31, 2005. Effective January 1, 2006, the Company entered into a sublease for approximately 14,000 square feet for its administrative and finance personnel, and its computer operations which were located at the former distribution center. The sublease expires in June 2010.
The Company arranged for a third party contractor specializing in logistics to handle the Company's distribution needs at the Company's former distribution facility effective September 1, 2005.

          Office locations are also leased in Hong Kong and Korea, with annual aggregate rental expense of approximately $0.1 million for each of fiscal 2006, fiscal 2005, and fiscal 2004.

ITEM 3. LEGAL PROCEEDINGS.

          The Company is involved in legal proceedings from time to time arising out of the ordinary conduct of its business. The Company believes that the outcome of these proceedings will not have a material adverse effect on the
Company's financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          None.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS
AND ISSUER PURCHASES OF EQUITY SECURITIES.

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

                                                       HIGH    LOW
                                                      -----   -----
FISCAL 2005
   First Quarter...................................   $1.13   $0.86
   Second Quarter..................................    1.01    0.75
   Third Quarter...................................    0.92    0.72
   Fourth Quarter..................................    1.11    0.80
FISCAL 2006
   First Quarter...................................   $1.40   $0.97
   Second Quarter..................................    0.98    0.75
   Third Quarter...................................    1.03    0.80
   Fourth Quarter..................................    1.01    0.75
FISCAL 2007
   July 01- September 15, 2006.....................   $0.75   $0.95

As of September 18, 2006, the Company had approximately 425 stockholders of record.

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

STATEMENT OF OPERATIONS DATA:

                                                                FISCAL YEAR ENDED JUNE 30,
                                                   ----------------------------------------------------
                                                     2006        2005       2004      2003       2002
                                                   --------   --------   --------   --------   --------
                                                         (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Net revenue                                        $136,827   $143,255   $157,107   $140,225   $145,769
Cost of goods sold                                   99,697    103,661    117,451    104,398    116,951
                                                   --------   --------   --------   --------   --------
Gross profit                                         37,130     39,594     39,656     35,827     28,818
Selling, general and administrative expenses         40,867     39,240     34,894     29,634     30,130
Other income                                             --         --         --         --       (193)
Interest expense, net                                   914      1,328      1,355      1,091      2,049
                                                   --------   --------   --------   --------   --------
Income (loss) before income tax provision
   (benefit)                                         (4,651)      (974)     3,407      5,102     (3,168)
Income tax provision (benefit)                          223        183        303        425       (944)
                                                   --------   --------   --------   --------   --------
Net income (loss)                                    (4,874)  $ (1,157)  $  3,104   $  4,677   $ (2,224)
                                                   ========   ========   ========   ========   ========
Basic earnings (loss) per share (1)                $  (0.13)  $  (0.04)  $   0.11   $   0.17   $  (0.08)
                                                   ========   ========   ========   ========   ========
Diluted earnings (loss) per share (2)              $  (0.13)  $  (0.04)  $   0.10   $   0.16   $  (0.08)
                                                   ========   ========   ========   ========   ========
Weighted average number of common
   shares outstanding - basic                        37,017     28,363     27,504     27,384     27,216
                                                   ========   ========   ========   ========   ========
Weighted average number of common and common
   equivalent shares outstanding - diluted           37,017     28,363     30,490     29,912     27,216
                                                   ========   ========   ========   ========   ========

BALANCE SHEET DATA

                                                                         AS OF JUNE 30,
                                                        -----------------------------------------------
                                                          2006      2005      2004      2003      2002
                                                        -------   -------   -------   -------   -------

Working capital                                         $15,932   $21,456   $17,191   $15,653   $12,404
Total assets                                             39,914    44,298    46,376    39,847    35,691
Short-term debt, including current portion of
   long-term debt                                         4,079     1,700    10,263     1,500     4,716
Long-term debt                                            3,925     5,625     7,325     7,875     9,375
Stockholders' equity                                     17,823    21,639    16,699    13,109     8,213

(1)  Computed by dividing the applicable net income(loss) by the weighted average number of shares of Common Stock outstanding during the year.

(2)  Computed by dividing the applicable net income (loss) by the weighted average number of common shares outstanding and common stock Common Stock equivalents outstanding during the year.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS.

OVERVIEW

          The Company has expanded its product mix over the past few years mainly through its acquisition of S.L. Danielle and Cynthia Steffe. In November
2002, the Company acquired certain assets of S.L. Danielle. S.L. Danielle designs, arranges for the manufacture of, markets and sells moderately priced women's apparel lines. In January 2004, the Company purchased certain assets of the Cynthia Steffe, a division of LF Brands Marketing, Inc., including inventory and intellectual property. In connection with the acquisition, the Company also acquired Cynthia Steffe trademarks from Cynthia Steffe. The Cynthia Steffe business designs, arranges for the manufacture of, markets and sells an upscale modern women apparel line, under the Cynthia Steffe trademarks. The results of
Cynthia Steffe's operations are included in the consolidated financial statements commencing January 2, 2004. In June 2005, the Company signed a licensing agreement with Kenneth Cole Productions, Inc. to manufacture and sell women's sportswear under the Kenneth Cole Reaction (R) label. In December 2005, the Company began shipping products bearing the Kenneth Cole Reaction label primarily to retail department stores. The Company is targeting increased doors for the new line with its existing customers and additional retail department stores. These Kenneth Cole Reaction products offer high-quality fabrications and styling at "better" price points.

RESULTS OF OPERATIONS

The following table sets forth, for the years indicated, certain items expressed as a percentage of net revenue.

                                               Fiscal Year Ended June 30,
                                               --------------------------
                                                  2006    2005    2004
                                                  ----    ----    ----
Net revenue                                      100.0%  100.0%  100.0%
Gross profit                                      27.1    27.6    25.2
Selling, general and administrative expenses      29.9    27.4    22.2
Interest expense                                   0.7     0.9     0.9
Net income (loss)                                 (3.6)   (0.8)    1.9

Fiscal 2006 Compared to Fiscal 2005

          Net revenues for fiscal 2006 decreased 4.5% or $6.5 million to $136.8 million as compared to $143.3 million for fiscal 2005. Units sold decreased by
5.1% and the overall price per unit increased by approximately 1%. The Company's net revenues decreased primarily due to a decrease in revenues in the Company's
Chaus product lines ($7.0 million) and Cynthia Steffe product lines ($5.7 million), partially offset by an increase in revenues in the Company's private label and licensed product lines ($6.4 million). The decrease in revenues in the
Chaus product lines and Cynthia Steffe product lines reflected decreased sales to department stores and discounters. See table of percentage of net revenue by class on page 2 for additional information.

          Gross profit for fiscal 2006 decreased $2.5 million to $37.1 million as compared to $39.6 million for fiscal 2005. As a percentage of sales, gross profit decreased to 27.1% for fiscal 2006 from 27.6% for fiscal 2005. The decrease in gross profit dollars was primarily attributable to the decrease in gross profit of the Company's Cynthia Steffe product lines ($4.0 million) and a decrease in gross profit of the Company's Chaus product lines ($0.4 million), partially offset by an increase of approximately $2.0 million in gross profit dollars from the Company's private label and licensed product lines. The decrease in gross profit percentage was primarily due to the lower gross profit percentage associated with the Company's Cynthia Steffe product lines and in the mix of sales between product lines.

          Selling, general and administrative ("SG&A") expenses increased by
$1.7 million to $40.9 million for fiscal 2006 as compared to $39.2 million in fiscal 2005. As a percentage of net revenue, SG&A expenses increased to 29.9% in fiscal 2006 as compared to 27.4% in fiscal 2005. The increase in SG&A expenses was primarily due to an increase in marketing related costs ($1.2 million) and design related costs ($0.6 million) partially offset by a decrease in total costs associated with warehouse and distribution ($0.4 million). A significant portion of the increase in SG&A expenses was associated with the launch of the

Kenneth Cole Reaction licensed product lines as well as continuing expenditures associated with maintenance of such product lines. The increase in SG&A expense as a percentage of net revenue was due to the decrease in sales volume of the
Company's Chaus product lines and Cynthia Steffe product lines which reduced the
Company's leverage on SG&A expenses. The increase in SG&A percentage was also due to the increase in SG&A expenses predominately due to costs associated with the Kenneth Cole Reaction licensed products.

          Interest expense decreased in fiscal 2006 compared to fiscal 2005 primarily due to lower bank borrowings partially offset by higher interest rates.

          The Company's income tax provision for fiscal 2006, includes provisions for state and local taxes, and a deferred provision for the temporary differences associated with the Company's indefinite lived intangibles.

          The Company periodically reviews its historical and projected taxable income and considers available information and evidence to determine if it is more likely than not that a portion of the deferred tax assets will be realized.
A valuation allowance is established to reduce the deferred tax assets to the amount that is more likely than not to be realized. As of June 30, 2006 and
2005, based upon its evaluation of taxable income and the current business environment, the Company recorded a full valuation allowance on its deferred tax assets including NOL's. In fiscal 2006, the valuation allowance was increased by
$2.9 million to $43.9 million at June 30, 2006 from $41.0 million at June 30,
2005 primarily to reflect the Company's net operating loss and to reflect changes in deferred tax assets. If the Company determines that a portion of the deferred tax assets will be realized in the future, a portion of the valuation allowance will be reduced and the Company will provide for income tax expense
(benefit) in its Statement of Operations at its estimated effective tax rate.
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

          Interest expense was approximately the same for fiscal 2005 as it was in fiscal 2004. The increase in interest rates was offset by lower bank borrowings.

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

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

General

          Net cash used in operating activities was $8.0 million for fiscal 2006 as compared to net cash provided by operating activities of $11.8 million for fiscal 2005, and net cash used in operating activities of $7.1 million for fiscal 2004. Net cash used in operating activities for fiscal 2006 resulted primarily from the Company's net loss ($4.9 million), an increase in accounts receivable ($5.5 million), partially offset by a decrease in inventory ($1.5 million). The increase in accounts receivable of $5.5 million was predominately due to the increase in sales during the fourth quarter of fiscal 2006 as compared to fiscal 2005. The decrease in inventory as of June 30, 2006 compare to June 30, 2005 is primarily due the timing of inventory receipts. The Company does not currently anticipate that these changes in accounts receivable or inventory will adversely affect its cash flows for fiscal 2007.

          Net cash provided by operating activities of $11.8 million for fiscal
2005 resulted primarily from a decrease in accounts receivable ($11.8 million), an increase in accounts payable ($1.6 million), partially offset by an increase in inventory ($2.0 million). The decrease in accounts receivable of $11.8 million was predominately due to the decrease in sales during the fourth quarter of fiscal 2005 as compared to fiscal 2004. The increase in accounts payable of
$1.6 million was attributable to the increase in inventory of $2.0 million offset by an increase of $0.4 million in the timing of payments for inventory.
The change in the mix of suppliers and the Company's purchase of higher levels of raw materials than in prior periods has required an earlier payment schedule.

          Cash used in investing activities was $1.0 million in fiscal 2006 compared to $0.3 million in fiscal 2005 and $3.9 million in fiscal 2004. The investing activities in fiscal 2006 consisted of $1.0 million for the purchases of fixed assets in connection with construction of the Kenneth Cole showroom and management information systems. The investing activities in fiscal 2005 consisted of $0.3 million for the purchase of fixed assets. The investing activities in fiscal 2004 consisted of $3.0 million primarily for the acquisition of Cynthia Steffe product lines and $1.0 million for the purchase of fixed assets. The purchases of fixed assets for fiscal years 2005 and 2004 consisted primarily of purchases of computer hardware and software systems. In fiscal 2007, the Company anticipates capital expenditures of approximately $1.0 million, primarily for management information system upgrades and store fixtures.

          Cash provided by financing activities of $1.3 million for fiscal 2006 resulted from net borrowings of $2.4 million for short-term bank borrowings and net proceeds of $0.7 million from the issuance of common stock in connection with the exercise of stock options partially offset by the principal payments of
$1.7 million on the term loan. Cash used in financing activities of $3.8 million for fiscal 2005 resulted from net payments of $8.6 million for short-term bank borrowings and principal payments of $1.7 million on the term loan partially offset by net proceeds of $6.4 million from the issuance of common stock. The net proceeds from the issuance of common stock consisted of (i) a $6.0 million equity investment less $0.4 million of transaction fees from the issuance of six million shares of the Company's common stock to Kenneth Cole Productions, Inc in
June 2005; and (ii) net proceeds of $0.8 million from the exercise of stock options. Cash used in financing activities of $8.5 million for fiscal 2004 resulted from net borrowing of $8.6 million for short-term bank borrowings and
$0.3 million from net proceeds from the issuance of stock offset by net principal payments of $0.4 million on the term loan.

Kenneth Cole License Agreement

          The Company entered into a license agreement with Kenneth Cole
Productions (LIC) in June 2005. Under the license agreement the Company is required to achieve certain minimum sales levels, to pay certain minimum royalties and to maintain a minimum net worth. The Company is also obligated to pay specified percentages of net sales to support advertising and to expend a total of approximately $3.6 million (reduced by agreement between the Company and Kenneth Cole Productions, Inc from $4.0 million) in the period ending
December 31, 2007 to support the initial launch of the licensed products. The
Company has recorded in the Statement of Operations an expense of approximately
$0.6 million for the year ended June 30, 2006.

Contractual Obligations and Commercial Commitments

          The following table summarizes as of June 30, 2006, the Company's contractual obligations and commercial commitments by future period:

                                                                                      Payments due by Period
                                                                                          (in thousands)
                                                                     --------------------------------------------------------
Contractual obligations and Commercial Commitments          Total    Less than 1 year   2-3 years   4-5 years   After 5 years
--------------------------------------------------------   -------   ----------------   ---------   ---------   -------------

Operating leases                                           $ 7,126        $ 1,931        $ 3,530      $  930         $735
Kenneth Cole license agreement                              15,935          3,525          6,750       5,660           --
Letters of Credit commitments                                5,134          5,134             --          --           --
Inventory purchase commitments                              12,385         12,385             --          --           --
Revolving credit borrowings                                  2,379          2,379             --          --           --
Term loan (including interest of $728) (1)                   6,353          2,122          4,231          --           --
                                                           -------        -------        -------      ------         ----
Total contractual obligations and commercial commitments   $49,312        $27,476        $14,511      $6,590         $735

(1)  Interest is estimated based upon rate charged at June 30, 2006 of 9.25%

Financing Agreement

          The Company has a financing agreement (the "Financing Agreement") with the CIT Group/Commercial Services, Inc. ("CIT") which provides the Company with a $40 million revolving line of credit (the "Revolving Facility"), a $25 million sublimit for letters of credit, and as of June 30, 2006 a $5.6 million term loan
(the "Term Loan").

          At the option of the Company, the Revolving Facility and the Term Loan
each may bear interest either at the JP Morgan Chase Bank Rate ("Prime Rate") or the London Interbank Offered Rate ("LIBOR"). If the Company chooses the Prime
Rate, the interest (i) on the Revolving Facility accrues at a rate of 1/2 of 1%
above the Prime Rate and (ii) on the Term Loan accrues at a rate of 1% above the
Prime Rate. If the Company chooses LIBOR, the interest (i) on the Revolving
Facility accrues at a rate of 2 3/4% above LIBOR and (ii) on the Term Loan accrues at a rate of

2 3/4% above LIBOR. The Company had elected the Prime Rate option from the inception of the Financing Agreement through June 30, 2006. Each of the foregoing interest rates is subject to an annual upward or downward adjustment by 1/4 of 1%, commencing with the month following delivery of the Company's consolidated financial statements to CIT for fiscal 2006 and fiscal 2007 based upon the Company's borrowing availability, fixed charge coverage ratio and leverage ratio as in effect at each such adjustment period. The interest rate as of June 30, 2006 on the Revolving Facility was 8.75% and on the Term Loan was
9.25%.

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

          The Financing Agreement contains numerous financial and operational covenants, including limitations on additional indebtedness, liens, dividends, stock repurchases and capital expenditures. In addition, the Company is required to maintain (i) specified levels of tangible net worth, (ii) minimum EBITDA
(earnings before interest, taxes, depreciation and amortization), (iii) certain fixed charge coverage ratios, (iv) certain leverage ratios, and (v) specified levels of minimum borrowing availability under the Revolving Facility. In the event of the early termination by the Company of the Financing Agreement, the
Company will be liable for termination fees of $150,000 if termination occurs prior to November 11, 2007. The Company may prepay at any time, in whole or in part, the Term Loan without penalty. The expiration of the Financing Agreement is October 1, 2008. As of June 30, 2006 the Company was in compliance with all covenants.

          On January 30, 2004, the Company and CIT agreed to an amendment to the
Financing Agreement primarily to (i) increase the amount of the Term Loan by
$1.2 million to cover a portion of the purchase price of Cynthia Steffe (see
Note 7) and (ii) to increase the quarterly amortization payments on the Term
Loan from $375,000 to $425,000.

          At various times since the inception of the Financing Agreement with
CIT in September 2002, the Company and CIT have amended the Financing Agreement to assure compliance with financial covenants, to facilitate the Company's acquisitions, and to modify other terms of the Financing Agreement.

          On September 21, 2006 the Company and CIT agreed to further amend the
Financing Agreement to modify the financial covenants to be consistent with the
Company's then latest business plan for fiscal 2007.

          On June 30, 2006, the Company had $5.1 million of outstanding letters of credit under the Revolving Facility, total availability of approximately
$16.6 million under the amended Financing Agreement, a balance of $5.6 million on the Term Loan and $2.4 million in revolving credit borrowings. At June 30,
2005, the Company had $6.2 million of outstanding letters of credit under the
Revolving Facility, total availability of approximately $20.9 million under the
Financing Agreement, a balance of $7.3 million on the Term Loan and no revolving credit borrowings.

Factoring Agreement

          One of the Company's subsidiaries, CS Acquisition, has a factoring agreement with CIT (the "Factoring Agreement") which provides for a factoring commission equal to 6/10 of 1% of the gross face amount of all accounts factored by CIT up to $10 million ratably declining to a commission between .55% and .45%
of the gross amount of the receivables in excess of $10 million. Such agreement has an annual minimum factoring fee of $50,000. The Factoring Agreement which would have expired by its terms on March 31, 2006 was extended to March 31,
2007. The Company is obligated to pay to CIT a collateral management fee of
$5,000 a month.

Future Financing Requirements

          At June 30, 2006, the Company had working capital of $15.9 million as compared with working capital of $21.5 million at June 30, 2005. On June 13,
2005, the Company and Kenneth Cole Productions, Inc. ("Purchaser") entered into a Stock Purchase Agreement, pursuant to which the Purchaser purchased from the
Company six million (6,000,000) shares of

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

FOREIGN OPERATIONS

          The Company's foreign sourcing operations are subject to various risks of doing business abroad and any substantial disruption of its relationships with its foreign suppliers could adversely affect the Company's operations. Any material increase in duty levels, material decrease in quota levels or material decrease in available quota allocation could adversely affect the Company's operations. Approximately 92% of the products sold by the Company in fiscal 2006 were manufactured in Asia and Central America.

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
Provisions for estimated uncollectible accounts, discounts and returns and allowances are provided when sales are recorded based upon historical experience and current trends. While such amounts have been within expectations and the provisions established, the Company cannot guarantee that it will continue to experience the same rates as in the past. Design revenue for fiscal 2005 and fiscal 2004 represented less than 1% of total revenue, was recognized when designs were manufactured and shipped. There was no design revenue in fiscal
2006.

          Accounts Receivable - Accounts Receivable are net of allowances and anticipated discounts. An allowance for doubtful accounts is determined through analysis of the aging of accounts receivable at the date of the financial statements, assessments of collectibility based on historical trends and an evaluation of the impact of economic conditions. This amount is not significant primarily due to the Company's history of minimal bad debts. An allowance for discounts is based on those discounts relating to open invoices where trade discounts have been extended to customers. Costs associated with potential returns of products as well as allowable customer markdowns and operational charge backs, net of expected recoveries, are included as a reduction to net revenue and are part of the provision for allowances included in Accounts
Receivable. These provisions result from seasonal negotiations as well as historic deduction trends, net expected recoveries and the evaluation of current market conditions. As of June 30, 2006 and June 30, 2005, Account Receivable was
net of allowances of $2.7 million, and $1.8 million, respectively.

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
Reserves for slow moving and aged merchandise are provided to adjust inventory costs based on historical experience and current product demand. Inventory reserves were $1.4 million at June 30, 2006, and $1.5 million at June 30, 2005.
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

          Income Taxes- The Company's results of operations have generated a federal tax net operating loss ("NOL") carryforward of approximately $99.5 million as of June 30, 2006. Generally accepted accounting principles require that the Company record a valuation allowance against the deferred tax asset associated with this NOL if it is "more likely than not" that the Company will not be able to utilize it to offset future taxable income. As of June 30, 2006, based upon its evaluation of the Company's historical and projected results of operations, the current business environment and the magnitude of the NOL, the
Company recorded a full valuation allowance on its deferred tax assets including
NOL's. The provision for income taxes primarily relates to state and local taxes and deferred provision for temporary differences associated with the Company's indefinite lived intangibles. It is possible, however, that the Company could be profitable in the future at levels which cause management to conclude that it is more likely than not that the Company will realize all or a portion of the NOL carryforward. Upon reaching such a conclusion, the Company would record the estimated net realizable value of the deferred tax asset at that time and would then provide for income taxes at a rate equal to its combined federal and state effective rates. Subsequent revisions to the estimated net realizable value of the deferred tax asset could cause the Company's provision for income taxes to vary from period to period, although its cash tax payments would remain unaffected until the benefit of the NOL is utilized.

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

          At June 30, 2006 and 2005, the carrying amounts of the Company's revolving credit borrowings and term loan approximated fair value. As of June
30, 2006, the Company's revolving credit interest rate was 8.75 % and the term loan bore interest at 9.25%. As of June 30, 2006, a hypothetical immediate 10%
adverse change in prime interest rates relating to the Company's revolving credit borrowings and term loan would have a $0.1 million unfavorable impact on its earnings and cash flows over a one-year period.

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

          Each fiscal quarter the Company carries out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chairwoman and Chief Executive Officer along with the Company's
Chief Financial Officer, of the effectiveness of the design and operation of the
Company's disclosure controls and procedures pursuant to Exchange Act Rule
13a-15. Based upon the foregoing, the Company's Chairwoman and Chief Executive
Officer along with the Company's Chief Financial Officer, concluded that, as of
June 30, 2006, the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's Exchange
Act reports.

          During the fiscal year ended June 30, 2006, there was no change in the
Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

          NONE

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

          Information with respect to the executive officers of the Company is set forth in Part I of this Annual Report on Form 10-K.

          Information with respect to the directors of the Company is incorporated by reference to the information to be set forth under the heading
"Election of Directors" in the Company's definitive proxy statement relating to its 2006 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A
(the "2006 Proxy Statement").

ITEM 11. EXECUTIVE COMPENSATION.

          Information called for by Item 11 is incorporated by reference to the information to be set forth under the heading "Executive Compensation" in the
Company's 2006 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
RELATED STOCKHOLDERS MATTERS.

          Information called for by Item 12 is incorporated by reference to the information to be set forth under the heading "Security Ownership of Certain
Beneficial Owners and Management" in the Company's 2006 Proxy Statement.

          Information with respect to securities authorized for issuance under equity compensation plans is incorporated by reference to the information to be set forth under the heading "Compensation Program Components" in the Company's
2006 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

          Information called for by Item 13 is incorporated by reference to the information to be set forth under the headings "Executive Compensation" and
"Certain Transactions" in the Company's 2006 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

          Information called for by Item 14 is incorporated by reference to the information to be set forth under the headings "Report of the Audit Committee"
and "Auditors" in the Company's 2006 Proxy Statement.

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

+10.87  Employment Agreement dated January 10, 2001 between the Company and
        Nicholas DiPaolo (incorporated by reference to Exhibit 10.87 of the
        Company's Form 10-Q for the quarter ended December 31, 2000).

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

10.114  Amendment No. 3 to Financing Agreement among the Company, S.L. Danielle,
        Cynthia Steffe Acquisition, LLC and the CIT Group/Commercial Services,
        Inc. as agent, dated September 15, 2004 (incorporated by reference to
        Exhibit 10.114 of the 2004 Form 10-K).

+10.115 Amendment to Employment Agreement dated October 18, 2004 between the
        Company and Nicholas DiPaolo. (incorporated by reference to Exhibit
        10.115 of the Company's form 10-Q the quarter ended December 31, 2004).

+10.116 Employment Agreement dated October 18, 2004 between the Company and
        David Panitz. (incorporated by reference to Exhibit 10.116 of the
        Company's form 10-Q the quarter ended December 31, 2004).

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

10.119  Amendment No.5 to Financing Agreement among the Company, S.L. Danielle,
        Cynthia Steffe Acquisition, LLC and the CIT Group/Commercial Services,
        Inc. dated May 12, 2005. (incorporated by reference to Exhibit 10.119 of the 2005 Form 10-K).

10.120  Stock Purchase Agreement between Bernard Chaus, Inc. and Kenneth Cole
        Productions, Inc. dated June 13, 2005. (incorporated by reference to
        Exhibit 10.120 of the 2005 Form 10-K).

10.121  License Agreement between Kenneth Cole Productions (LIC), Inc. and
        Bernard Chaus, Inc. dated June 13, 2005 (filed in redacted form since confidential treatment was requested pursuant to Rule 246-2 for certain portions thereof). (incorporated by reference to Exhibit 10.120 of the
        2005 Form 10-K).

10.122  Amendment No.6 to Financing Agreement among the Company, S.L. Danielle,
        Cynthia Steffe Acquisition, LLC and the CIT Group/Commercial Services,
        Inc. dated September 15, 2005. (incorporated by reference to Exhibit
        10.120 of the 2005 Form 10-K).

*10.123 Amendment No.7 to Financing Agreement among the Company, S.L. Danielle,
        Cynthia Steffe Acquisition, LLC and the CIT Group/Commercial Services,
        Inc. dated May 8, 2006.

*10.124 Amendment No.8 to Financing Agreement among the Company, S.L. Danielle,
        Cynthia Steffe Acquisition, LLC and the CIT Group/Commercial Services,
        Inc. dated September 21, 2006.

*21     List of Subsidiaries of the Company.

*23.1   Consent of Mahoney Cohen & Company, CPA,P.C., Independent Registered
        Public Accounting Firm.

*23.2   Consent of Deloitte & Touche LLP, Independent Registered Public
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

                                           BERNARD CHAUS, INC.

                                           By: /s/ Josephine Chaus
                                               ---------------------------------
                                               Josephine Chaus
                                               Chairwoman of the Board and
                                               Chief Executive Officer

                                           Date: September 28, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                   TITLE                         DATE
---------                   -----                         ----

/s/ Josephine Chaus         Chairwoman of the Board and   September 28, 2006
-------------------------   Chief Executive Officer
Josephine Chaus

/s/ David Panitz            Chief Operating Officer       September 28, 2006
-------------------------
David Panitz

/s/ Barton Heminover        Chief Financial Officer       September 28, 2006
-------------------------
Barton Heminover

/s/ Philip G. Barach        Director                      September 28, 2006
-------------------------
Philip G. Barach

/s/ S. Lee Kling            Director                      September 28, 2006
-------------------------
S. Lee Kling

/s/ Harvey M. Krueger       Director                      September 28, 2006
-------------------------
Harvey M. Krueger

                      BERNARD CHAUS, INC. AND SUBSIDIARIES

         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

The following consolidated financial statements of Bernard Chaus, Inc. and subsidiaries are included in Item 8:

Reports of Independent Registered Public Accounting Firms.................   F-2
Consolidated Balance Sheets -- June 30, 2006 and 2005 ....................   F-4
Consolidated Statements of Operations -- Years Ended June 30, 2006, 2005
   and 2004...............................................................   F-5
Consolidated Statements of Stockholders' Equity and Comprehensive Income
   (Loss) -- Years Ended June 30, 2006, 2005 and 2004.....................   F-6
Consolidated Statements of Cash Flows -- Years Ended June 30, 2006, 2005
   and 2004...............................................................   F-7
Notes to Consolidated Financial Statements................................   F-8

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
New York, New York

We have audited the accompanying consolidated balance sheets of Bernard Chaus,
Inc. and subsidiaries as of June 30, 2006 and 2005 and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss)
and cash flows for the years then ended. Our audit also included the financial statement schedule listed in the Index at item 15 for the years ended June 30,
2006 and 2005. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Bernard Chaus, Inc. and subsidiaries at June 30, 2006 and 2005, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/S/ Mahoney Cohen & Company, CPA, P.C.

New York, New York
August 11, 2006, except with respect to the matter
discussed in Note 6 as to which the date is September 21, 2006

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Bernard Chaus, Inc.
New York, New York

We have audited the accompanying consolidated statements of operations, stockholders' equity and cash flows of Bernard Chaus, Inc. and subsidiaries for the year ended June 30, 2004. Our audit also included the financial statement schedule listed in the Index at item 15 for the year ended June 30, 2004. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of Bernard Chaus,
Inc. and subsidiaries for the year ended June 30, 2004 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/S/ Deloitte & Touche LLP

Parsippany, New Jersey
September 28, 2004

                      BERNARD CHAUS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
          (In thousands, except number of shares and per share amounts)

                                                                              June 30,    June 30,
ASSETS                                                                          2006        2005
                                                                             ---------   ---------

Current Assets
   Cash and cash equivalents                                                 $     120   $   7,732
   Accounts receivable - net                                                    21,864      16,331
   Accounts receivable - due from factor                                         1,390       1,689
   Inventories - net                                                             9,139      10,667
   Prepaid expenses and other current assets                                       643         898
                                                                             ---------   ---------
      Total current assets                                                      33,156      37,317
Fixed assets - net                                                               3,154       3,353
Other assets - net                                                                 347         371
Trademarks                                                                       1,000       1,000
Goodwill                                                                         2,257       2,257
                                                                             ---------   ---------
      Total assets                                                           $  39,914   $  44,298
                                                                             =========   =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Revolving credit borrowings                                               $   2,379   $      --
   Accounts payable                                                              9,304       9,479
   Accrued expenses                                                              3,841       4,682
   Term loan - current                                                           1,700       1,700
                                                                             ---------   ---------
      Total current liabilities                                                 17,224      15,861
Term loan                                                                        3,925       5,625
Long term liabilities                                                              660         994
Deferred income taxes                                                              282         179
                                                                             ---------   ---------
      Total liabilities                                                         22,091      22,659
Commitments and Contingencies (Notes 6, 9, and 11)

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value, authorized shares - 1,000,000; issued and
   outstanding shares - none                                                        --          --
Common stock, $.01 par value, authorized shares - 50,000,000;                      376         360
   issued shares - 37,590,085 at June 30,2006 and 36,004,359 at
   June 30,2005
Additional paid-in capital                                                     133,449     132,621
Deficit                                                                       (114,061)   (109,187)
Accumulated other comprehensive loss                                              (461)       (675)
Less: Treasury stock at cost - 62,270 shares at June 30, 2006 and 2005          (1,480)     (1,480)
                                                                             ---------   ---------
      Total stockholders' equity                                                17,823      21,639
                                                                             ---------   ---------
         Total liabilities and stockholders' equity                          $  39,914   $  44,298
                                                                             =========   =========

          See accompanying notes to consolidated financial statements.

                      BERNARD CHAUS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
          (In thousands, except number of shares and per share amounts)

                                                      Fiscal Year Ended June 30,
                                               ---------------------------------------
                                                   2006         2005           2004
                                               -----------   -----------   -----------

Net revenue                                    $   136,827   $   143,255   $   157,107
Cost of goods sold                                  99,697       103,661       117,451
                                               -----------   -----------   -----------
Gross profit                                        37,130        39,594        39,656
Selling, general and administrative expenses        40,867        39,240        34,894
                                               -----------   -----------   -----------
Income (loss) from operations                       (3,737)          354         4,762
Interest expense, net                                  914         1,328         1,355
                                               -----------   -----------   -----------
Income (loss) before income tax provision           (4,651)        (974)         3,407
Income tax provision                                   223           183           303
                                               -----------   -----------   -----------
Net income (loss)                              $    (4,874)  $    (1,157)  $     3,104
                                               ===========   ===========   ===========
Basic  earnings (loss) per share               $     (0.13)  $     (0.04)  $      0.11
                                               ===========   ===========   ===========
Diluted  earnings (loss) per share             $     (0.13)  $     (0.04)  $      0.10
                                               ===========   ===========   ===========
Weighted average number of common shares
   outstanding - basic                          37,017,000    28,363,000    27,504,000
                                               ===========   ===========   ===========
Weighted average number of common and common
    equivalent shares outstanding - diluted     37,017,000    28,363,000    30,490,000
                                               ===========   ===========   ===========

          See accompanying notes to consolidated financial statements.

                      BERNARD CHAUS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                         AND COMPREHENSIVE INCOME (LOSS)
                     (In thousands, except number of shares)

                                        Common Stock                                  Treasury Stock      Accumulated
                                    -------------------   Additional               -------------------       Other
                                      Number                Paid-in                  Number              Comprehensive
                                     of Shares   Amount     Capital    (Deficit)   of Shares    Amount        Loss        Total
                                    ----------   ------   ----------   ---------   ---------   -------   -------------   -------

Balance at July 1, 2003             27,384,358    $274     $125,943    ($111,134)    62,270    ($1,480)      ($494)      $13,109
Issuance of common stock
   upon exercise of stock options      595,001       6          291           --         --         --          --           297
Minimum pension liability
   adjustment                               --      --           --           --         --         --         189           189
Net income                                  --      --           --        3,104         --         --          --         3,104
                                                                                                                         -------
Comprehensive income                                                                                                       3,293
                                    ----------    ----     --------    ---------     ------    -------       -----       -------
Balance at June 30, 2004            27,979,359     280      126,234     (108,030)    62,270     (1,480)       (305)       16,699
Issuance of common stock, net of
   expenses                          6,000,000      60        5,578           --         --         --          --         5,638
Issuance of common stock
   upon exercise of stock options    2,025,000      20          757           --         --         --          --           777
Tax benefit from exercise of
   stock options                            --      --           52           --         --         --          --            52
Minimum pension liability
   adjustment                               --      --           --           --         --         --        (370)         (370)
Net loss                                    --      --           --       (1,157)        --         --          --        (1,157)
                                                                                                                         -------
Comprehensive loss                                                                                                        (1,527)
                                    ----------    ----     --------    ---------     ------    -------       -----       -------
Balance at June 30, 2005            36,004,359     360      132,621     (109,187)    62,270     (1,480)       (675)       21,639
Issuance of common stock upon
   exercise of stock options         1,607,500      16          650           --         --         --          --           666
Repurchase and retirement
   of common stock                     (21,774)     --          (21)          --         --         --          --           (21)
Stock option compensation
   expense                                  --      --          199           --         --         --          --           199
Minimum pension liability
   adjustment                               --      --           --           --         --         --         214           214
Net loss                                    --      --           --       (4,874)        --         --          --        (4,874)
                                                                                                                         -------
Comprehensive loss                                                                                                        (4,660)
                                    ----------    ----     --------    ---------     ------    -------       -----       -------
Balance at June 30, 2006            37,590,085    $376     $133,449    ($114,061)    62,270    ($1,480)      ($461)      $17,823
                                    ==========    ====     ========    =========     ======    =======       =====       =======

           See accompanying notes to consolidated financial statements

                      BERNARD CHAUS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                    Year Ended June 30,
                                                               ----------------------------
                                                                 2006      2005      2004
                                                               -------   -------   --------

OPERATING ACTIVITIES
Net income (loss)                                              $(4,874)  $(1,157)  $  3,104
Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities:
   Depreciation and amortization                                 1,213     1,257      1,273
   Stock compensation expense                                      199        --         --
   Deferred income taxes                                           103        98         --
   Provision for losses on accounts receivable                      --        --        180
Changes in operating assets and liabilities:
   Accounts receivable                                          (5,533)   11,777    (27,811)
   Accounts receivable due from factor                             299      (994)    18,824
   Inventories                                                   1,528    (1,994)     2,601
   Prepaid expenses and other current assets                       227        (7)      (176)
   Accounts payable                                               (175)    1,566     (4,834)
   Accrued expenses and long term liabilities                     (961)    1,211       (251)
                                                               -------   -------   --------
Net Cash Provided By (Used In) Operating Activities             (7,974)   11,757     (7,090)
                                                               -------   -------   --------
INVESTING ACTIVITIES
   Acquisition of business                                          --        --     (2,960)
   Purchases of fixed assets                                      (962)     (314)      (973)
                                                               -------   -------   --------
Net Cash Used In Investing Activities                             (962)     (314)    (3,933)
                                                               -------   -------   --------
FINANCING ACTIVITIES
   Net proceeds (repayments)from revolving credit borrowings     2,379    (8,563)     8,563
   Principal payments on term loan                              (1,700)   (1,700)    (1,550)
   Borrowings on term loan                                          --        --      1,200
   Repurchases and retirement of Common Stock                      (21)       --         --
   Net proceeds from issuance of stock                             666     6,415        297
                                                               -------   -------   --------
Net Cash Provided By (Used In) Financing Activities              1,324    (3,848)     8,510
                                                               -------   -------   --------
Increase (Decrease) in Cash and Cash Equivalents                (7,612)    7,595     (2,513)
Cash and Cash Equivalents, Beginning of Year                     7,732       137      2,650
Cash and Cash Equivalents, End of Year                         $   120   $ 7,732   $    137
                                                               =======   =======   ========
Supplemental Disclosure of Cash Flow Information:
Cash paid for:
   Taxes                                                       $    74   $   136   $    283
                                                               =======   =======   ========
   Interest                                                    $   839   $ 1,137   $  1,222
                                                               =======   =======   ========
Supplemental Disclosure of Non-Cash Financing Activities:
Tax benefit from exercise of employee stock options            $    --   $    52   $     --
                                                               =======   =======   ========

          See accompanying notes to consolidated financial statements.

                      BERNARD CHAUS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED JUNE 30, 2006, 2005 AND 2004

1. BUSINESS

               Bernard Chaus, Inc. (the "Company" or "Chaus") designs, arranges for the manufacture of and markets an extensive range of women's career and casual sportswear principally under the JOSEPHINE CHAUS(R) COLLECTION, JOSEPHINE
CHAUS(R) SPORT, CHAUS(R), CYNTHIA STEFFE(R), and CYNTHIA CYNTHIA STEFFE(R)
trademarks and under private label brand names. The Company's products are sold nationwide through department store chains, specialty retailers and other retail outlets. The Company has positioned its JOSEPHINE CHAUS product line sold through department store channels into the opening price points of the "better"
category. In November 2002, the Company acquired certain assets of S.L.
Danielle, Inc. ("SL Danielle"). SL Danielle designs, arranges for the manufacture of and markets women's moderately priced clothing. In January 2004, the Company acquired certain assets of the Cynthia Steffe division of LF Brands
Marketing, Inc., including inventory and intellectual property. In connection with such acquisition, the Company also acquired the Cynthia Steffe trademarks from Cynthia Steffe. The Cynthia Steffe business designs, arranges for the manufacture of, markets and sells an upscale modern women's apparel line, under the Cynthia Steffe trademarks. In June 2005 the Company signed a licensing agreement with Kenneth Cole Productions, Inc. to manufacture and sell women's sportswear under the Kenneth Cole Reaction label. In December 2005, the Company began shipping products bearing the Kenneth Cole Reaction label primarily to retail department stores. These Kenneth Cole Reaction products offer high-quality fabrications and styling at "better" price points. As used herein, fiscal 2006 refers to the fiscal year ended June 30, 2006, fiscal 2005 refers to the fiscal year ended June 30, 2005 and fiscal 2004 refers to the fiscal year ended June 30, 2004.

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

Revenue Recognition:

          The Company recognizes sales upon shipment of products to customers since title and risk of loss passes upon shipment. Provisions for estimated uncollectible accounts, discounts and returns and allowances are provided when sales are recorded based upon historical experience and current trends. While such amounts have been within expectations and the provisions established, the
Company cannot guarantee that it will continue to experience the same rates as in the past. Design revenue for fiscal 2005 and fiscal 2004, which represented less than 1% of total revenue, was recognized when designs were manufactured and shipped. There was no design revenue in the fiscal 2006.

Shipping and Handling:

          Shipping and handling costs are included as a component of selling, general and administrative expenses in the consolidated statements of operations. In fiscal year 2006, 2005 and 2004 shipping and handling costs approximated $3.2 million, $0.6 million and $0.7 million, respectively. Shipping and handling costs for fiscal 2006 increased relative to fiscal 2005 and fiscal
2004 because it includes the costs of the Company's new third party distribution providers, an arrangement that

became effective September 1, 2005. This arrangement enabled the Company to reduce its payroll and lease expenses formerly associated with the Company's warehouse and distribution facility. Shipping and handling costs charged to customers is recorded as a component of net revenue. For all periods presented shipping and handling costs charged to customers was less than $0.2 million.

Cooperative Advertising:

          Cooperative advertising allowances are recorded in selling, general and administrative expenses in the period in which the costs are incurred. In fiscal years ended June 30, 2006, June 2005 and June 2004 cooperative advertising expenses were approximately $0.7 million, $0.5 million, and $0.3 million respectively.

Credit Terms:

               Through March 31, 2004, the Company extended credit to the majority of its customers through a factoring agreement with The CIT
Group/Commercial Services, Inc. ("CIT"). Effective April 1, 2004 the Company
began extending credit to its customers based on an evaluation of the customer's financial condition and credit history, except for customers of the Company's wholly owned subsidiary, Cynthia Steffe Acquisition, LLC ("CS Acquisition").
Effective March 31, 2004 CS Acquisition and CIT entered into a Factoring
Agreement pursuant to which the Company receives payment from CIT as of the earlier of: a) the date that CIT has been paid by the Company's customers; b)
the date of the customer's longest maturity if the customer is in a bankruptcy or insolvency proceeding; or c) the last day of the third month following the customer's longest maturity date if the receivable remains unpaid. CIT assumes only the risk of the Company's customers' insolvency or non-payment. All other receivable risks for customer deductions that reduce the customer receivable balances are retained by the Company, including, but not limited to, allowable customer markdowns, operational chargebacks, disputes, discounts, and returns.

          At June 30, 2006 and 2005 approximately 94% and 91%, respectively of the Company's accounts receivable was non factored. At June 30, 2006 and 2005, approximately 65 % and 60 % respectively, of the Company's accounts receivable were due from customers owned by three single corporate entities. During fiscal
2006, approximately 54% of the Company's net revenue was from three corporate entities - Dillard's Department Stores 23%, Sam's Club 22% and TJX Companies 9%.
During fiscal 2005 approximately 59% of the Company's net revenue was from three corporate entities - Dillard's Department Stores 22%, Sam's Club 20% and TJX
Companies 17%. During fiscal 2004 approximately 70% of the Company's net revenue was from three corporate entities - Dillards Department Stores 35%, TJX
Companies 22% and Sam's Club 13% . As a result of the Company's dependence on its major customers, such customers may have the ability to influence the
Company's business decisions. The loss of or significant decrease in business from any of its major customers could have a material adverse effect on the
Company's financial position and results of operations.

Accounts Receivable:

          Accounts Receivable are net of allowances and anticipated discounts.
An allowance for doubtful accounts is determined through analysis of the aging of accounts receivable at the date of the financial statements, assessments of collectibility based on historical trends and an evaluation of the impact of economic conditions. This amount is not significant primarily due to the
Company's history of minimal bad debts. An allowance for discounts is based on those discounts relating to open invoices where trade discounts have been extended to customers. Costs associated with potential returns of products as well as allowable customer markdowns and operational charge backs, net of expected recoveries, are included as a reduction to net revenue and are part of the provision for allowances included in Accounts Receivable. These provisions result from seasonal negotiations as well as historic deduction trends, net expected recoveries and the evaluation of current market conditions. As of June
30, 2006 and June 30, 2005, Account Receivable was net of allowances of $2.7 million, and $1.8 million, respectively.

Inventories:

          Inventories are stated at the lower of cost or market, cost being determined on the first-in, first-out method. The majority of the Company's inventory purchases are shipped FOB shipping point from the Company's suppliers.
The Company takes title and assumes the risk of loss when the merchandise is received at the boat or airplane overseas. The Company records inventory at the point of such receipt at the boat or airplane overseas. Reserves for slow moving and aged merchandise are provided to write-down inventory costs to net realizable value based on historical experience and current product demand.
Inventory reserves were $1.4 million at June 30, 2006, and $1.5 million at June
30, 2005. Inventory reserves are based upon the level of excess and aged inventory and the Company's estimated recoveries on the sale of the inventory.
While markdowns have been within expectations and the provisions established, the Company cannot guarantee that it will continue to experience the same level of markdowns as in the past.

Cost of goods sold:

          Cost of goods sold includes the costs incurred to acquire and produce inventory for sale, including product costs, freight-in, duty costs, commission cost and provisions for inventory losses. During fiscal 2006, the Company purchased approximately 72% of its finished goods from its ten largest manufacturers, including approximately 12% of its purchases from its largest manufacturer. The Company believes that the number and geographical diversity of its manufacturing sources minimize the risk of adverse consequences that would result from termination of its relationship with any of its larger manufacturers. The Company also believes that it would have the ability to develop, over a reasonable period of time, adequate alternate manufacturing sources should any of its existing arrangements terminate. However, should any substantial number of such manufacturers become unable or unwilling to continue to produce apparel for the Company or to meet their delivery schedules, or if the Company's present relationships with such manufacturers were otherwise materially adversely affected, there can be no assurance that the Company would find alternate manufacturers of finished goods on satisfactory terms to permit the Company to meet its commitments to its customers on a timely basis. In such event, the Company's operations could be materially disrupted, especially over the short-term.

Cash and Cash Equivalents:

          All highly liquid investments with an original maturity of three months or less at the date of purchase are classified as cash equivalents.

Goodwill and Trademarks:

          Goodwill represents the excess of purchase price over the fair value of net assets acquired in business combinations accounted for under the purchase method of accounting. Goodwill relates to the acquisition of SL Danielle and
Cynthia Steffe. Trademarks relate to the Cynthia Steffe trademarks and were determined to have an indefinite life. Pursuant to the provisions of SFAS No.
142, "Goodwill and Other Intangible Assets" the Company does not amortize assets with indefinite lives and conducts impairment testing annually in the fourth quarter of each fiscal year, or sooner if events and changes in circumstances suggest that the carrying amount may not be recoverable from its estimated future cash flows. No amortization expense or impairment charges related to goodwill and trademarks have been recorded for the fiscal years ended June 30,
2006, 2005, and 2004.

Long-Lived Assets:

          The Company reviews certain long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. In that regard, the Company assesses the recoverability of such assets based upon estimated undiscounted cash flow forecasts. While the Company believes that its estimates of future cash flows are reasonable, different assumptions regarding such cash flows could materially affect evaluations. To the extent these future projections or the Company's strategies change, the conclusion regarding impairment may differ from the current estimates. As of
June 30, 2006 and 2005, no impairments of long-lived assets have been recognized.

Income Taxes:

          The Company accounts for income taxes under the asset and liability method in accordance with Statement of Financial Accounting Standards ("SFAS")
No. 109, Accounting for Income Taxes. Deferred income taxes reflect the future tax consequences of differences between the tax bases of assets and liabilities and their financial reporting amounts at year-end. The Company periodically reviews its historical and projected taxable income and considers available information and evidence to determine if it is more likely than not that a portion of the deferred tax assets will be realized. A valuation allowance is established to reduce the deferred tax assets to the amount that is more likely than not to be realized. As of June 30, 2006 and 2005, based upon its evaluation, the Company recorded a full valuation allowance on its deferred tax assets. See Note 5. If the Company determines that a portion of the deferred tax assets will be realized in the future, a portion of the valuation allowance will be reduced and the Company will provide for income tax expense (benefit) in its
Statement of Operations at its estimated effective tax rate.

Stock-based Compensation:

          The Company has a Stock Option Plan and previously accounted for the plan under the recognition and measurement principles of APB 25, "Accounting for
Stock Issued to Employees", and related interpretations. Under this method, compensation cost was the excess, if any, of the quoted market price of the stock at the grant date or other measurement date over the amount an employee must pay to acquire the stock. No stock-based employee compensation cost was reflected in net income in fiscal 2005 and fiscal 2004because options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant.

          Effective July 1, 2005 the Company adopted SFAS No. 123 (R) (revised
2004), "Share Based Payment" ("SFAS No. 123R") which eliminates the use of APB
25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. The Company has adopted the modified prospective method whereby compensation cost is recognized in the financial statements beginning with the effective date based on the requirements of SFAS No. 123R for all share-based payments granted after that date and for all unvested awards granted prior to that date. Accordingly the prior period amounts have not been restated.

          The Company's net income and earnings per share would have been reduced for the fiscal years 2005 and 2004 had compensation costs for the
Company's stock option grants been determined based on the fair value at the grant dates for awards under these plans in accordance with SFAS No. 123R. The pro forma amounts have been as follows (Dollars in thousands, except share data):

                                                                              For the Year Ended
                                                                        ------------------------------
                                                                        June 30,   June 30,   June 30,
                                                                          2006       2005       2004
                                                                        --------   --------   --------

Net income (loss), as reported                                           $(4,874)   $(1,157)    $3,104
Add: Total stock-based employee compensation expense determined
   included in reported net income (loss), net of tax effects of $0          199         --         --
Deduct: Total stock-based employee compensation expense
   determined under fair value based method, net of tax effects of $0       (199)      (255)      (300)
                                                                         -------    -------     ------
Proforma net income(loss)                                                $(4,874)   $(1,412)    $2,804
                                                                         =======    =======     ======

                                    For the Year Ended
                              ------------------------------
                              June 30,   June 30,   June 30,
                                2006       2005       2004
                              --------   --------   --------
Earnings (Loss) per share:
   Basic-as reported            $(0.13)    $(0.04)    $0.11
                                ======     ======     =====
   Basic-proforma               $(0.13)    $(0.05)    $0.10
                                ======     ======     =====
   Diluted-as reported          $(0.13)    $(0.04)    $0.10
                                ======     ======     =====
   Diluted-proforma             $(0.13)    $(0.05)    $0.09
                                ======     ======     =====

The following assumptions were used in the Black Scholes option pricing model that was utilized to determine stock-based employee compensation expense under the fair value based method:

                                               For the Year Ended
                                 -----------------------------------------------
                                 June 30, 2006   June 30, 2005    June 30, 2004
                                 -------------   -------------   ---------------
Weighted average fair value of
   stock options granted              $0.90           $0.74            $0.84
Risk-free interest rate                3.97%           4.17%            4.24%
Expected dividend yield                   0%              0%               0%
Expected life of options         10.0 years      10.0 years       10.0 years
Expected volatility                      86%             86%              87%

Earnings Per Share:

          Basic earnings (loss) per share has been computed by dividing the applicable net income (loss) by the weighted average number of common shares outstanding. Diluted earnings per share has been computed by dividing the applicable net income by the weighted average number of common shares outstanding and common share equivalents. Potentially dilutive shares of 556,883 and 1,384,994 were not included in the calculation of diluted loss per share for the years ended June 30, 2006 and 2005 respectively, as their inclusion would have been antidilutive.

                                                        For the Year Ended
                                                  ------------------------------
Denominator for earnings(loss)                    June 30,   June 30,   June 30,
   per share (in millions):                         2006       2005       2004
                                                  --------   --------   --------
Denominator for basic earnings (loss) per share
   weighted-average shares outstanding              37.0       28.4       27.5
Assumed exercise of potential common shares           --         --        3.0
                                                    ----       ----       ----
Denominator for diluted earnings (loss) per share   37.0       28.4       30.5
                                                    ====       ====       ====

Advertising Expense:

          Advertising costs are expensed when incurred. Advertising expenses including coop advertising of $1.6 million, $0.6 million and $0.4 million, were included in selling, general and administrative expenses for the years ended
June 30, 2006, 2005 and 2004 respectively.

Fixed Assets:

          Furniture and equipment are depreciated principally using the straight-line method over a range of three to eight years. Leasehold improvements are amortized using the straight-line method over either the term of the lease or the estimated useful life of the improvement, whichever period is shorter. Computer hardware and software is depreciated using the straight-line method over three to five years.

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

Deferred Rent Obligations:

          The Company accounts for rent expense under noncancelable operating leases with scheduled rent increases on a straight-line basis over the lease term. The excess of straight-line rent expense over scheduled payment amounts is recorded as a deferred liability included in long-term liabilities. Deferred rent obligations amounted to $0.4 million at June 30, 2006 and $0.5 million at
June 30, 2005.

Other Comprehensive Income (Loss):

          Other comprehensive income (loss) is reflected in the consolidated statements of stockholders' equity. Other comprehensive income(loss) reflects adjustments for minimum pension liability.

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

New Accounting Pronouncements:

          In July 2006, the FASB issued SFAS Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - An Interpretation of SFAS No. 109" ("FIN 48").
FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The evaluation of a tax position in accordance with FIN 48 is a two-step process. The Company first will be required to determine whether it is more-likely-than-not that a tax position, if any, will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. A tax position that meets the "more- likely-than-not" recognition threshold will then be measured to determine the amount of benefit to recognize in the financial statements based upon the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company currently is evaluating the effect of FIN 48 on its financial statements, if any.

          In September 2006, the FASB issued SFAS No. 157 "Fair Value Measures"
("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, however it does not apply to SFAS 123R. This Statement shall be effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year. The provisions of this statement should be applied prospectively as of the beginning of the fiscal year in which this Statement is initially applied, except in some circumstances where the statement shall be applied retrospectively. The Company is currently evaluating the effect, if any, of SFAS 157 on its financial statements.

3. INVENTORIES - NET

                            June 30,   June 30,
                              2006       2005
                            --------   --------
                               (In thousands)
          Raw materials      $  534     $ 1,119
          Work-in-process       101         299
          Finished goods      8,504       9,249
                             ------     -------
          Total              $9,139     $10,667
                             ======     =======

Inventories are stated at the lower of cost, using the first-in first-out (FIFO)
method, or market. Included in inventories is merchandise in transit of approximately $6.5 million at June 30, 2006 and $5.1 million at June 30, 2005.

4. FIXED ASSETS

                                           June 30,   June 30,
                                             2006       2005
                                           --------   --------
                                              (In thousands)
          Computer hardware and software    $ 4,866   $ 4,420
          Furniture and equipment            10,311    10,244
          Leasehold improvements             10,943    10,494
                                            -------   -------
                                             26,120    25,158
          Less: accumulated depreciation
             and amortization                22,966    21,805
                                            -------   -------
                                            $ 3,154   $ 3,353
                                            =======   =======

5. INCOME TAXES

The following are the major components of the provision for income taxes (In thousands):

            Fiscal Year Ended June 30,
            --------------------------
                2006   2005   2004
                ----   ----   ----
Current:
Federal         $ 28   $ 16   $ 72
State             91     69    150
                ----   ----   ----
                $119   $ 85   $222
Deferred:
Federal         $ 88   $ 76   $ 63
State             15     22     18
                ----   ----   ----
                $103   $ 98   $ 81
                ----   ----   ----
Total           $222   $183   $303
                ====   ====   ====

Significant components of the Company's net deferred tax assets and deferred tax liabilities are as follows:

                                                                 June 30,   June 30,
                                                                   2006       2005
                                                                 --------   --------
                                                                    (In thousands)

Deferred tax assets:
   Net federal, state and local operating loss carryforwards     $ 39,200   $ 37,400
   Costs capitalized to inventory for tax purposes                    900        800
   Inventory valuation                                                600        600
   Excess of book over tax depreciation                             1,500      1,300
   Sales allowances not currently deductible                        1,000        600
   Reserves and other items not currently deductible                  700        300
                                                                 --------   --------
                                                                   43,900     41,000
Less: valuation allowance for deferred tax assets                 (43,900)   (41,000)
                                                                 --------   --------
   Net deferred tax asset                                        $     --   $     --
                                                                 ========   ========

                                                                 June 30,   June 30,
                                                                   2006       2005
                                                                 --------   --------
                                                                    (In thousands)

Deferred tax liability:
Deferred tax liability related to indefinite lived intangibles   $   (282)  $   (179)
                                                                 ========   ========

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
A valuation allowance is established to reduce the deferred tax assets to the amount that is more likely than not to be realized. As of June 30, 2006 and
2005, based upon its evaluation of historical and projected results of operation and the current business environment, the Company recorded a full valuation allowance on its deferred tax assets. In fiscal 2006, the valuation allowance was increased by $2.9 million to $43.9 million at June 30, 2006 from $41.0 million at June 30, 2005 to primarily reflect the net operating loss and to reflect changes in deferred tax assets. If the Company determines that it is more likely than not that a portion of the deferred tax assets will be realized in the future, that portion of the valuation allowance will be reduced with a corresponding decrease in income tax expense. At such time that the valuation allowance is eliminated and the Company has operating income, the Company will provide for income tax expense in its Statement of Operations at its effective tax rate.

          The Company has provided a deferred tax liability in the amount of
$282,000 on the temporary differences associated with its indefinite-lived intangibles. The Company's indefinite lived intangibles are not amortized for book purposes. As the Company continues to amortize these intangible assets for tax purposes, it will provide a deferred tax liability on the temporary difference. The temporary difference will not reverse until such time as the assets are impaired or sold therefore the likelihood of being offset by the
Company's net operating loss carryforward is uncertain. There were no sales or impairments during the years ended June 30, 2006 and 2005.

          At June 30, 2006, the Company has a federal net operating loss carryforward for income tax purposes of approximately $99.5 million, which will expire between fiscal 2010 and 2026. Approximately $0.7 million of the operating loss carryforwards relate to the exercise of nonqualified stock options.

                                                Fiscal Year Ended June 30,
                                                --------------------------
                                                  2006     2005     2004
                                                -------   ------   -------
                                                      (In thousands)
(Benefit) expense for federal income taxes at
   the statutory rate of 35.0%                  $(1,645)  $(306)   $1,193
State and local taxes, net of federal benefit        29      51       207
Other                                                40      73       116
Effects of tax loss carryforwards                 1,798     365    (1,213)
                                                -------   -----    ------
Provision for income taxes                      $   222   $ 183    $  303
                                                =======   =====    ======

6. FINANCING AGREEMENTS

          The Company has a financing agreement (the "Financing Agreement") with the CIT Group/Commercial Services, Inc. ("CIT") which provides the Company with a $40 million revolving line of credit (the "Revolving Facility") with a $25 million sublimit for letters of credit, and a term loan (the "Term Loan").

          At the option of the Company, the Revolving Facility and the Term Loan
each may bear interest either at the JP Morgan Chase Bank Rate ("Prime Rate") or the London Interbank Offered Rate ("LIBOR"). If the Company chooses the Prime
Rate, the interest (i) on the Revolving Facility accrues at a rate of 1/2 of 1%
above the Prime Rate (ii) on the Term Loan accrues at a rate of 1% above the
Prime Rate. If the Company chooses LIBOR, the interest (i) on the Revolving
Facility accrues at a rate of 2 3/4% above LIBOR (ii) on the Term Loan accrues at a rate of 3 3/4% above LIBOR. The Company has elected the Prime Rate option from the inception of the financing agreement through June 30, 2006. Each of the foregoing interest rates is subject to an annual upward or downward adjustment by 1/4 of 1%, commencing with the month following delivery of the Company's consolidated financial statements to CIT for fiscal 2006 and fiscal 2007 based upon the Company's borrowing availability, fixed charge coverage ratio and leverage ratio as in effect at each such adjustment period. The interest rate as of June 30, 2006 on the Revolving Facility was 8.75% and on the Term Loan was
9.25%.

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

          The Financing Agreement contains numerous financial and operational covenants, including limitations on additional indebtedness, liens, dividends, stock repurchases and capital expenditures. In addition, the Company is required to maintain (i) specified levels of tangible net worth, (ii) minimum EBITDA
(earnings before interest, taxes, depreciation and amortization), (iii) certain fixed charge coverage ratios, (iv) certain leverage ratios, and (v) specified levels of minimum borrowing availability under the Revolving Facility. In the event of the early termination by the Company of the Financing Agreement, the
Company will be liable for termination fees of $150,000 if termination occurs prior to November 11, 2007. The Company may prepay at any time, in whole or in part, the Term Loan without penalty. The expiration of the Financing Agreement is October 1, 2008. As of June 30, 2006 the Company was in compliance with all covenants.

          On January 30, 2004, the Company and CIT agreed to an amendment to the
Financing Agreement primarily to (i) increase the amount of the Term Loan by
$1.2 million to cover a portion of the purchase price of the Cynthia Steffe (see
Note 7) (ii) to increase the quarterly amortization payments on the Term Loan from $375,000 to $425,000.

          At various times since the inception of the Financing Agreement with
CIT in September 2002, the Company and CIT have amended the Financing Agreement to assure compliance with financial covenants, to facilitate the Company's acquisitions and to modify other terms of the Financing Agreement.

          On September 21, 2006, the Company and CIT agreed to further amend the
Financing Agreement to modify the financial covenants to be consistent with the
Company's then latest business plan for fiscal 2007.

          On June 30, 2006, the Company had $5.1 million of outstanding letters of credit under the Revolving Facility, total availability of approximately
$16.6 million under the Amended Financing Agreement, a balance of $5.6 million on the Term Loan and $2.4 million in revolving credit borrowings. On June 30,
2005, the Company had $6.2 million of outstanding letters of credit under the
Revolving Facility, total availability of approximately $20.9 million under the
Amended Financing Agreement, a balance of $7.3 million on the Term Loan and no revolving credit borrowings.

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

Future Financing Requirements

          At June 30, 2006, the Company had working capital of $15.9 million as compared with working capital of $21.5 million at June 30, 2005. On June 13,
2005, the Company and Kenneth Cole Productions, Inc. ("Purchaser") entered into a Stock Purchase Agreement, pursuant to which the Purchaser purchased from the
Company six million (6,000,000) shares of common stock of the Company for an aggregate purchase price of six million dollars ($6,000,000). The Company's business plan requires the availability of sufficient cash flow and borrowing capacity to finance its product lines and to meet its cash needs for the launch and support of the Kenneth Cole product lines. The Company expects to satisfy such requirements through cash on hand, cash flow from operations and borrowings under its financing agreements. The Company believes that it has adequate resources to meet its needs for the foreseeable future assuming that it meets its business plan and satisfies the covenants set forth in the Financing
Agreement.

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

                                 At January 2, 2004
                                 ------------------
                                   (in thousands)

Inventory                              $  578
Property, plant, and equipment            458
Intangible assets                       1,062
Goodwill                                  820
                                       ------
   Total assets acquired               $2,918
Current liabilities                      (457)
                                       ------
   Net assets acquired                 $2,461
                                       ======

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

                                    For the Year Ended
                                       June 30, 2004
                           ---------------------------------------
                                        (Unaudited)
                           (In thousands except per share amounts)

Net revenue                                $162,796
Net income                                    3,232
Basic income per share                     $   0.12
Diluted income per share                   $   0.11

8. TRADEMARKS

Intangible assets were as follows:
                                      June 30,   June 30,
                                        2006       2005
                                      --------   --------
Indefinite lived intangible assets:
Trademarks                             $1,000     $1,000
                                       ======     ======

The Company owns the Cynthia Steffe and related trademarks, therefore they are classified as indefinite lived intangibles and at June 30, 2006 and 2005 and not amortized.

9. EMPLOYEE BENEFIT PLANS

Pension Plan:

          Pursuant to a collective bargaining agreement, the Company's union employees are eligible to participate in the Company's defined benefit pension plan after completion of one year of eligible service. Pension benefits are based on the number of years of service times a predetermined factor. The
Company uses June 30, 2006 as its measurement date for the pension plan.

          Pension expense amounted to approximately $76,000, $102,000, and
$123,000 in fiscal 2006, 2005, and 2004, respectively.

OBLIGATIONS AND FUNDED STATUS

          The reconciliation of the benefit obligation and funded status of the pension plan as of June 30, 2006 and 2005 is as follows:

                                                                         2006     2005
                                                                        ------   ------
                                                                         (in thousands)

CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year                                 $1,821   $1,348
Service cost                                                                40       71
Interest cost                                                               95       87
Change in assumption (discount rate)                                      (117)     277
Actuarial (gain)/loss                                                      (78)      75
Benefits paid                                                              (53)     (37)
Curtailment                                                                 (4)      --
                                                                        ------   ------
Benefit obligation at end of year                                       $1,704   $1,821
                                                                        ------   ------
CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year                          $  996   $  855
Actual return on plan assets                                                74       45
Employer contributions                                                     330      142
Benefits paid                                                              (53)     (37)
Expenses paid                                                               --       (9)
                                                                        ------   ------
Fair value of plan assets at end of year                                $1,347   $  996
                                                                        ------   ------
Funded status                                                           $ (357)  $ (825)
Unrecognized net actuarial loss                                            461      675
                                                                        ------   ------
Net amount recognized                                                   $  104   $ (150)
                                                                        ======   ======
Amounts recognized in the statement of financial position consist of:
Accrued benefit cost                                                    $ (357)  $ (825)
Accumulated other comprehensive loss                                       461      675
                                                                        ------   ------
Net amount recognized                                                   $  104   $ (150)
                                                                        ======   ======

The accumulated benefit obligation for the pension plan was $1,704,000 and
$1,821,000 at June 30, 2006 and 2005, respectively.

(In thousands)                   June 30, 2006   June 30, 2005
                                 -------------   -------------
Projected benefit obligation         $1,704          $1,821
Accumulated benefit obligation       $1,704          $1,821
Fair value of plan assets            $1,347          $  996

                                                        Fiscal Year
                                                    -------------------
(In thousands)                                       2006   2005   2004
                                                    -----   ----   ----
Components of Net Periodic Benefit Cost:
Service cost                                        $  40   $ 71   $ 71
Interest cost                                          95     87     78
Expected return on plan assets                       (104)   (75)   (67)
Amortization of accumulated unrecognized net loss      45     19     41
                                                    -----   ----   ----
Net periodic benefit cost                           $  76   $102   $123
                                                    =====   ====   ====

Additional Information

Increase (decrease) in minimum liability included in other comprehensive
(income) loss was ($214,000), $370,000, and ($189,000) for the years ended June
30, 2006, 2005 and 2004, respectively.

Assumptions
Weighted average assumptions used to determine:
Net periodic benefit cost for the
years ended June 30,                               2006   2005   2004
                                                   ----   ----   ----
Discount Rate                                      5.25%  6.50%  6.50%
Expected Long Term Rate of Return on plan assets   8.50%  8.50%  8.50%

Benefit Obligation at June 30,                     2006   2005
                                                   ----   ----
Discount Rate                                      6.25%  5.25%
Expected Long Term Rate of Return on plan assets   8.25%  8.50%

The expected long-term rate of return on plan assets was determined based on long-term return analysis for equity, debt and other securities as well as historical returns. Long-term trends are evaluated relative to market factors such as inflation and interest rates.

Plan Assets

The Company's pension plan weighted-average asset allocations at June 30, 2006 and 2005, by asset category are as follows:

                    Plan Assets   Plan Assets
                     at June 30    at June 30
Asset Category          2006          2005
                    -----------   -----------

Equity securities        61%           64%
Debt securities          31%           33%
Other                     8%            3%
                        ---           ---
Total                   100%          100%
                        ===           ===

The Company's investment strategy for the pension plan is to invest in a diversified portfolio of assets managed by an outside portfolio manager. The
Company's goal is to provide for steady growth in the pension plan assets, exceeding the Company's expected return on plan assets of 8.25%. The portfolio is balanced to maintain the Company's targeted allocation percentage by type of investment. See table below. Investments are made by the portfolio manager based upon guidelines of the Company. The parameters maintained by the portfolio manager are as follows:

 Percentage of                 Asset
Total Portfolio               Category
                  -------------------------------
5-15%             Cash and short term investments
25-35%            Long-term fixed income
50-65%            Common stock
Contributions

The Company expects to contribute $87,000 to the pension plan in fiscal 2007.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (In thousands):

  Fiscal    Pension
   Year     Benefits
---------   --------
2007          $ 68
2008            74
2009            82
2010            91
2011            97
2012-2016      632

SAVINGS PLAN:

     The Company has a savings plan (the "Savings Plan") under which eligible employees may contribute a percentage of their compensation and the Company
(subject to certain limitations) contributes 10% of the employee's contribution.
The Company contributions are invested in investment funds selected by the participants and are subject to vesting provisions of the Savings Plan. Expense under the Savings Plan was approximately $68,000 in fiscal 2006, $72,000 in fiscal 2005 and $68,000 in fiscal 2004.

10. STOCK BASED COMPENSATION:

          The Company has a Stock Option Plan (the "Option Plan"). Pursuant to
the Option Plan, the Company may grant to eligible individuals incentive stock options, as defined in the Internal Revenue Code of 1986, and non-incentive stock options. Generally, vesting periods range from two to five years with a maximum term of ten years. Under the Option Plan, 7,750,000 shares of Common
Stock are reserved for issuance. The maximum number of Shares that any one
Eligible Individual may be granted in respect of options may not exceed
4,000,000 shares of Common Stock. No stock options may be granted subsequent to
October 29, 2007. The exercise price may not be less than 100% of the fair market value on the date of grant for incentive stock options.

Information regarding the Company's stock options is summarized below:

                                           Stock Options
                               ------------------------------------
                                                           Weighted
                                                            Average
                                 Number       Exercise     Exercise
                                of Shares    Price Range     Price
                               ----------   ------------   --------
Outstanding at June 30, 2003    6,119,594   $.38 - $3.50     $ .49
Options granted                   690,000   $.94 - $1.12     $ .97
Options exercised                (595,001)  $.86 - $1.42     $ .50
Options canceled                 (227,766)  $.50 - $ .84     $ .58
                               ----------
Outstanding at June 30, 2004    5,986,827   $.38 - $3.50     $ .55
Options granted                   330,000   $.85 - $0.95     $ .86
Options exercised              (2,025,000)  $.38 - $0.69     $ .38
Options canceled                 (120,300)  $.50 - $1.12     $ .98
                               ----------
Outstanding at June 30, 2005    4,171,527   $.38 - $3.50     $ .64
Options granted                    30,000          $1.06     $1.06
Options exercised              (1,607,500)  $.38 - $ .50     $ .41
Options canceled                  (65,000)  $.75 - $3.00     $1.07
                               ----------
Outstanding at June 30, 2006    2,529,027   $.50 - $3.50     $ .77
                               ==========   ============     =====

The following table summarizes information about the Company's outstanding and exercisable stock options at June 30, 2006:

                                      Outstanding                    Exercisable
                          -----------------------------------   ---------------------
                                       Weighted-
                                        Average     Weighted-               Weighted-
                                       Remaining     Average                 Average
                                      Contractual    Exercise                Exercise
Range of Exercise Price     Shares    Life (Yrs.)     Price       Shares      Price
-----------------------   ---------   -----------   ---------   ---------   ---------

$0.50                       794,027       5.11        $0.50       794,027     $0.50
$0.69                         5,000       4.00        $0.69         5,000     $0.69
$0.75                       260,000       6.16        $0.75       195,000     $0.75
$0.84                       500,000       1.41        $0.84       500,000     $0.84
$0.85                       300,000       8.36        $0.85       100,000     $0.85
$0.94                       560,000       7.51        $0.94       332,500     $0.94
$0.95                        30,000       8.00        $0.95         7,500     $0.95
$0.98                        30,000       7.00        $0.98        15,000     $0.98
$1.06                        30,000       9.00        $1.06             0     $0.00
$3.00                         5,000       3.00        $3.00         5,000     $3.00
$3.11                        10,000       1.65        $3.11        10,000     $3.11
$3.50                         5,000       2.00        $3.50         5,000     $3.50
                          ---------       ----        -----     ---------     -----
                          2,529,027       5.48        $0.77     1,969,027     $0.74
                          ---------       ----        -----     ---------     -----

          The total intrinsic value of options exercised during the years ended
June 30, 2006, 2005, and 2004, was $.7 million, $1.3 million, and $.3 million, respectively. The total fair value of shares vested during the years ended June
30, 2006, 2005, and 2004, was $.2 million, $.3 million, and $.3 million, respectively. The aggregate intrinsic value of options outstanding and options currently exercisable at June 30, 2006 was $.4 million each.

          A summary of the status of the Company's nonvested shares as of June
30, 2006, and changes during the year ended June 30, 2006, is presented below:

                                       Weighted-Average
                                          Grant Date
NONVESTED SHARES:            Shares       Fair Value
------------------------   ---------   ----------------
Nonvested, July 1, 2005     843,750          $0.76
Granted                      30,000           0.90
Vested                     (313,750)          0.76
                           --------          -----
Nonvested, June 30, 2006    560,000          $0.78
                           --------          -----

          All stock options are granted at fair market value of the Common Stock at grant date. The outstanding stock options have a weighted average contractual life of 5.48 years, 4.39 years and 3.94 years in 2006, 2005 and 2004, respectively. The number of stock options exercisable at June 30, 2006, 2005 and
2004 were 1,969,027, 3,327,777 and 4,884,327 respectively. As of June 30, 2006, there was $.2 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Option Plan.
That cost is expected to be recognized over a weighted-average period of 1.4 years.

11. COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

Lease Obligations:

          The Company leases showroom, distribution and office facilities, and equipment under various noncancellable operating lease agreements which expire through fiscal 2014. Rental expense for the years ended June 30, 2006, 2005 and
2004 was approximately $2.3 million, $2.9 million and $2.7 million, respectively.

          The minimum aggregate rental commitments at June 30, 2006 are as follows (in thousands):

Fiscal year ending:

2007.................   $1,931
2008.................    1,827
2009.................    1,703
2010.................      609
2011.................      321
Subsequent to 2012...      735
                        ------
                        $7,126
                        ======

Letters of Credit:

          The Company was contingently liable under letters of credit issued by banks to cover primarily contractual commitments for merchandise purchases of approximately $4.9 million and $6.2 million at June 30, 2006 and June 30, 2005, respectively. . The Company also was contingently liable for stand by letters of credit issued by banks of approximately $0.2 million as June 30, 2006 and 2005.

Inventory purchase commitments:

          The Company was contingently liable for contractual commitments for merchandise purchases of approximately $17.3 million and $10.2 million at June
30, 2006 and June 30, 2005, respectively. The contractual commitments for merchandise purchases includes the letters of credits shown above.

Kenneth Cole License Agreement:

          The Company entered into a license agreement with Kenneth Cole
Productions (LIC) in June 2005. Under the license agreement the Company is required to achieve certain minimum sales levels, to pay certain minimum royalties and to maintain a minimum net worth. The Company is also obligated to pay specified percentages of net sales to support advertising and to expend a total of $3.6 million (reduced by agreement between the Company and Kenneth Cole
Productions, Inc. from $4.0 million), in the period ending December 31, 2007 to support the initial launch of the licensed products. The Company has recorded in the Statement of Operations an expense of approximately $0.6 million as of June
30, 2006.

The following table summarizes as of June 30, 2006, the Company's Kenneth Cole
License Agreement Commitments by future period:

                                                Payments due by Period
                                                    (in thousands)
                                         ---------------------------------------
                                                   Less than 1    2-3      4-5
Contractual obligations (in thousands)    Total       year       years    years
--------------------------------------   -------   -----------   ------   ------
Kenneth Cole License Agreement
Contractual obligations                  $15,935      $3,525     $6,750   $5,660

Litigation:

          The Company is involved in legal proceedings from time to time arising out of the ordinary conduct of its business. The Company believes that the outcome of these proceedings will not have a material adverse effect on the
Company's financial condition, results of operations or cash flows.

12. UNAUDITED QUARTERLY RESULTS OF OPERATIONS

Unaudited quarterly financial information for fiscal 2006 and fiscal 2005 is set forth in the table below:

                    (In thousands, except per share amounts)

                                        First     Second    Third     Fourth
                                       Quarter   Quarter   Quarter   Quarter
                                       -------   -------   -------   -------

FISCAL 2006
   Net  revenue                        $37,718   $23,002   $39,731   $36,376
   Gross profit                         10,584     4,774    12,389     9,383
   Net income (loss)                        96    (4,871)      951    (1,050)

   Basic earnings (loss) per share          --     (0.13)     0.03     (0.03)
   Diluted earnings (loss) per share        --     (0.13)     0.03     (0.03)

FISCAL 2005
   Net revenue                         $34,434   $38,569   $41,553   $28,699
   Gross profit                         10,195    10,638    12,239     6,522
   Net income (loss)                       721       372     1,024    (3,274)

   Basic earnings (loss) per share        0.03      0.01      0.04     (0.11)
   Diluted earnings (loss) per share      0.02      0.01      0.03     (0.11)

The sum of the quarterly net earnings per share amounts may not equal the full-year amount since the computations of the weighted average number of common-equivalent shares outstanding for each quarter and the full year are made independently.

                                                                     SCHEDULE II

                       BERNARD CHAUS, INC. & SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
                                 (In thousands)

                                                                    Additions
                                                     Balance at    Charged to
                                                    Beginning of    Costs and                Balance at End
Description                                             Year        Expenses    Deductions      of Year
-------------------------------------------------   ------------   ----------   ----------   --------------

Year ended June 30, 2006
   Allowance for doubtful accounts                     $  150        $     0     $   13(1)      $  137
   Reserve for customer allowances and deductions      $1,675        $10,303     $9,462(2)      $2,516
                                                       ------        -------     ------         ------

Year ended June 30, 2005
   Allowance for doubtful accounts                     $  193        $     0     $   43(1)      $  150
   Reserve for customer allowances and deductions      $  972        $ 5,967     $5,264(2)      $1,675
                                                       ------        -------     ------         ------
Year ended June 30, 2004
   Allowance for doubtful accounts                     $   80        $   180     $   67(1)      $  193
   Reserve for customer allowances and deductions      $  835        $ 5,539     $5,402(2)      $  972
                                                       ------        -------     ------         ------

----------
(1)  Uncollectible accounts written off

(2)  Allowances charged to reserve and granted to customers

                                       S-1

                                INDEX TO EXHIBITS

Exhibit Number    Exhibit Title

10.123            Amendment No.7 to Financing Agreement among the Company, S.L.
                  Danielle, Cynthia Steffe Acquisition, LLC and the CIT
                  Group/Commercial Services, Inc. dated May 8, 2006.

10.124            Amendment No.8 to Financing Agreement among the Company, S.L.
                  Danielle, Cynthia Steffe Acquisition, LLC and the CIT
                  Group/Commercial Services, Inc. dated September 21, 2006.

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