Form 10-Q
period 2006-09-30
CHAUS BERNARD INC
filed 2006-11-09
CIK 793983

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934.

               For the quarterly period ended September 30, 2006.

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

          Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes[_] No [X]

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Date                     Class               Shares Outstanding
----------------   -----------------------------   ------------------
November 8, 2006   Common Stock, $0.01 par value       37,509,317

                                      INDEX

                                                                            PAGE
                                                                            ----
PART I FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements (Unaudited)

          Condensed Consolidated Balance Sheets as of
          September 30, 2006, June 30, 2006 and
          September 30, 2005                                                  3

          Condensed Consolidated Statements of Income for the
          Three Months ended September 30, 2006 and 2005                      4

          Condensed Consolidated Statements of Cash Flows for the
          Three Months ended September 30, 2006 and 2005                      5

          Notes to Condensed Consolidated Financial Statements                6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                11

Item 3.   Quantitative and Qualitative Disclosures About Market Risk         15

Item 4.   Controls and Procedures                                            15

PART II OTHER INFORMATION

Item 6.   Exhibits                                                           16

SIGNATURES                                                                   16

CERTIFICATIONS                                                               17

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      BERNARD CHAUS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
          (In thousands, except number of shares and per share amounts)

                                                          September 30,    June 30,   September 30,
                                                              2006           2006         2005
                                                          -------------   ---------   -------------
                                                           (Unaudited)      ( * )      (Unaudited)

ASSETS
Current Assets
   Cash                                                     $      56     $     120     $      92
   Accounts receivable - net                                   23,987        21,864        24,557
   Accounts receivable - due from factor                        3,151         1,390         3,660
   Inventories - net                                           11,303         9,139         8,942
   Prepaid expenses and other current assets                      695           643           866
                                                            ---------     ---------     ---------
      Total current assets                                     39,192        33,156        38,117
Fixed assets - net                                              3,176         3,154         3,446
Other assets - net                                                339           347           356
Trademarks                                                      1,000         1,000         1,000
Goodwill                                                        2,257         2,257         2,257
                                                            ---------     ---------     ---------
      Total assets                                          $  45,964     $  39,914     $  45,176
                                                            =========     =========     =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Revolving credit borrowings                              $   5,973     $   2,379     $   2,846
   Accounts payable                                             9,801         9,304         8,670
   Accrued expenses                                             5,004         3,841         3,817
   Term loan - current                                          1,700         1,700         1,700
                                                            ---------     ---------     ---------
      Total current liabilities                                22,478        17,224        17,033
Term loan                                                       3,500         3,925         5,200
Long term liabilities                                             607           660           888
Deferred income taxes                                             305           282           201
                                                            ---------     ---------     ---------
      Total liabilities                                        26,890        22,091        23,322
STOCKHOLDERS' EQUITY
   Preferred stock, $.01 par value, authorized shares -
      1,000,000; issued and outstanding shares- none               --            --            --
   Common stock, $.01 par value,                                  376           376           362
      authorized shares - 50,000,000; issued shares -
      37,572,517 at September 30, 2006, 37,590,085
      at June 30, 2006 and 36,193,895 at September
      30, 2005
   Additional paid-in capital                                 133,456       133,449       132,738
   Deficit                                                   (112,817)     (114,061)     (109,091)
   Accumulated other comprehensive loss                          (461)         (461)         (675)
   Less: Treasury stock at cost -
      62,270 shares at September 30, 2006, June
      30, 2006 and September 30, 2005                          (1,480)       (1,480)       (1,480)
                                                            ---------     ---------     ---------
   Total stockholders' equity                                  19,074        17,823        21,854
                                                            ---------     ---------     ---------
      Total liabilities and stockholders' equity            $  45,964     $  39,914     $  45,176
                                                            =========     =========     =========

*    Derived from audited financial statements at June 30, 2006. See accompanying notes to condensed consolidated financial statements.

                      BERNARD CHAUS, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
          (In thousands, except number of shares and per share amounts)

                                                  For the Three Months Ended
                                                -----------------------------
                                                September 30,   September 30,
                                                     2006            2005
                                                -------------   -------------
                                                 (Unaudited)     (Unaudited)
Net revenue                                      $    39,509     $    37,718
Cost of goods sold                                    27,478          27,134
                                                 -----------     -----------
Gross profit                                          12,031          10,584
Selling, general and administrative expenses          10,430          10,229
                                                 -----------     -----------
Income from operations                                 1,601             355
Interest expense, net                                    272             230
                                                 -----------     -----------
Income before income tax provision                     1,329             125
Income tax provision                                      85              29
                                                 -----------     -----------
Net income                                       $     1,244     $        96
                                                 ===========     ===========
Basic earnings per share                         $      0.03     $        --
                                                 ===========     ===========
Diluted earnings per share                       $      0.03     $        --
                                                 ===========     ===========
Weighted average number of common
shares outstanding- basic                         37,516,000      36,002,000
                                                 ===========     ===========
Weighted average number of common and
   common equivalent shares outstanding-
   diluted                                        37,924,000      37,688,000
                                                 ===========     ===========

See accompanying notes to condensed consolidated financial statements.

                      BERNARD CHAUS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                  For the Three Months Ended
                                                                                -----------------------------
                                                                                September 30,   September 30,
                                                                                     2006            2005
                                                                                -----------------------------
                                                                                          (Unaudited)

OPERATING ACTIVITIES
Net income                                                                         $ 1,244         $    96
Adjustments to reconcile net income to net cash used in operating activities:
   Depreciation and amortization                                                       298             289
   Stock compensation expense                                                           23              49
   Deferred income taxes                                                                23              22
Changes in operating assets and liabilities:
   Accounts receivable                                                              (2,123)         (8,226)
   Accounts receivable due from factor                                              (1,761)         (1,971)
   Inventories                                                                      (2,164)          1,725
   Prepaid expenses and other current assets                                           (52)             34
   Accounts payable                                                                    497            (809)
   Accrued expenses and long term liabilities                                        1,110            (965)
                                                                                   -------         -------
Net Cash Used In Operating Activities                                               (2,905)         (9,756)
                                                                                   -------         -------
INVESTING ACTIVITIES
   Purchases of fixed assets                                                          (312)           (369)
                                                                                   -------         -------
Net Cash Used In Investing Activities                                                 (312)           (369)
                                                                                   -------         -------
FINANCING ACTIVITIES
   Net proceeds from revolving credit borrowings                                     3,594           2,846
   Principal payments on term loan                                                    (425)           (425)
   Repurchases and retirement of Common Stock                                          (16)            (11)
   Net proceeds from issuance of stock                                                  --              75
                                                                                   -------         -------
Net Cash Provided By Financing Activities                                            3,153           2,485
                                                                                   -------         -------
Decrease in cash and cash equivalents                                                  (64)         (7,640)
Cash and cash equivalents, beginning of period                                         120           7,732
                                                                                   -------         -------
Cash, end of period                                                                $    56         $    92
                                                                                   =======         =======
Supplemental Disclosure of Cash Flow Information:
Cash paid for:
   Taxes                                                                           $    25         $    22
                                                                                   =======         =======
   Interest                                                                        $   259         $   195
                                                                                   =======         =======
Supplemental Disclosure of Non-Cash Financing Activities:
Tax benefit from exercise of employee stock options                                $    --         $     6
                                                                                   =======         =======

See accompanying notes to condensed consolidated financial statements.

                      BERNARD CHAUS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
          Three Months Ended September 30, 2006 and September 30, 2005

     1. Business and Summary of Significant Accounting Policies

Business:

          Bernard Chaus, Inc. (the "Company" or "Chaus") designs, arranges for the manufacture of and markets an extensive range of women's career and casual sportswear principally under the JOSEPHINE CHAUS(R) COLLECTION, JOSEPHINE
CHAUS(R) SPORT, CHAUS(R), CYNTHIA STEFFE(R), and CYNTHIA CYNTHIA STEFFE(R),
trademarks and under private label brand names. The Company's products are sold nationwide through department store chains, specialty retailers and other retail outlets. The Company has positioned its JOSEPHINE CHAUS product line sold through department store channels into the opening price points of the "better"
category. In November 2002, the Company acquired certain assets of S.L.
Danielle, Inc. ("SL Danielle"). SL Danielle designs, arranges for the manufacture of and markets women's moderately priced clothing. In January 2004, the Company acquired certain assets of the Cynthia Steffe division of LF Brands
Marketing, Inc., including inventory and intellectual property. In connection with such acquisition, the Company also acquired all the Cynthia Steffe trademarks from Cynthia Steffe. The Cynthia Steffe business designs, arranges for the manufacture of, markets and sells an upscale modern women's apparel line, under the Cynthia Steffe trademarks. In June 2005 the Company signed a licensing agreement with Kenneth Cole Productions, Inc. to manufacture and sell women's sportswear under the Kenneth Cole Reaction (R) label. In December 2005, the Company began shipping products bearing the Kenneth Cole Reaction label primarily to retail department stores. These Kenneth Cole Reaction products offer high-quality fabrications and styling at "better" price points. As used herein, fiscal 2007 refers to the fiscal year ended June 30, 2007, fiscal 2006 refers to the fiscal year ended June 30, 2006 and fiscal 2005 refers to the fiscal year ended June 30, 2005.

Basis of Presentation:

          The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("generally accepted accounting principles") for interim financial information and with the instructions to Form 10-Q and Rule
10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending June 30, 2007 ("fiscal 2007") or any other period. The balance sheet at
June 30, 2006 has been derived from the audited financial statements at that date. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended
June 30, 2006.

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

Credit Terms:

          The Company extends credit to its customers, other than customers of
Cynthia Steffe Acquisition, LLC ("CS Acquisition") based upon an evaluation of the customer's financial condition and credit history. CS Acquisition extends credit to the majority of its customers through a factoring agreement with The
CIT Group/Commercial Services, Inc. ("CIT"). Under the factoring arrangement, the Company receives payment from CIT as of the earlier of: a) the date that CIT has been paid by the Company's customers; b) the date of the customer's longest maturity if the customer is in a bankruptcy or insolvency proceeding; or c) the last day of the third month following the customer's longest maturity date if the receivable remains unpaid. CIT assumes only the risk of the Company's customers' insolvency or non-payment. All other receivable risks for customer deductions that reduce the customer receivable balances are retained by the
Company, including, but not limited to, allowable customer markdowns, operational chargebacks, disputes, discounts, and returns. As of September 30,
2006 approximately 88% of the Company's accounts receivable was non-factored.

Accounts Receivable:

          Accounts Receivable are net of allowances and anticipated discounts.
An allowance for doubtful accounts is determined through analysis of the aging of accounts receivable at the date of the financial statements, assessments of collectibility based on historical trends and an evaluation of the impact of economic conditions. This amount is not significant primarily due to the
Company's history of minimal bad debts. An allowance for discounts is based on those discounts relating to open invoices where trade discounts have been extended to customers. Costs associated with potential returns of products as well as allowable customer markdowns and operational charge backs, net of expected recoveries, are included as a reduction to net revenue and are part of the provision for allowances included in Accounts Receivable. These provisions result from seasonal negotiations as well as historic deduction trends, net expected recoveries and the evaluation of current market conditions. As of
September 30, 2006, June 30, 2006 and September 30, 2005, Accounts Receivable
was net of allowances of $3.6 million, $2.7 million and $1.9 million, respectively.

Inventories:

          Inventories are stated at the lower of cost or market, cost being determined on the first-in, first-out method. The majority of the Company's inventory purchases are shipped FOB shipping point from the Company's suppliers.
The Company takes title and assumes the risk of loss when the merchandise is received at the boat or airplane overseas. The Company records inventory at the point of such receipt at the boat or airplane overseas. Reserves for slow moving and aged merchandise are provided to writedown inventory costs to net realizable value based on historical experience and current product demand. Inventory reserves were $1.6 million at September 30, 2006, $1.4 million at June 30, 2006, and $1.8 million at September 30, 2005. Inventory reserves are based upon the level of excess and aged inventory and the Company's estimated recoveries on the sale of the inventory. While markdowns have been within expectations and the provisions established, the Company cannot guarantee that it will continue to experience the same level of markdowns as in the past.

Cash and Cash Equivalents:

          All highly liquid investments with an original maturity of three months or less at the date of purchase are classified as cash equivalents.

Income Taxes:

          The Company accounts for income taxes under the asset and liability method in accordance with Statement of Financial Accounting Standards ("SFAS")
No. 109, Accounting for Income Taxes. Deferred income taxes reflect the future

                      BERNARD CHAUS, INC. AND SUBSIDIARIES

tax consequences of differences between the tax bases of assets and liabilities and their financial reporting amounts at year-end. The Company periodically reviews its historical and projected taxable income and considers available information and evidence to determine if it is more likely than not that a portion of the deferred tax assets will be realized. A valuation allowance is established to reduce the deferred tax assets to the amount that is more likely than not to be realized. As of September 30, 2006, June 30, 2006 and September
30, 2005, based upon its evaluation, of historical and projected results of operation and the current business environment, the Company recorded a full valuation allowance on its deferred tax assets. If the Company determines that it is more likely than not that a portion of the deferred tax assets will be realized in the future, that portion of the valuation allowance will be reduced and the Company will provide for income tax expense in its Statement of Income at its estimated effective tax rate.

          The Company has provided a deferred tax liability on the temporary differences associated with its indefinite-lived intangibles. The Company's indefinite-lived intangibles are not amortized for book purposes. As the Company continues to amortize these intangible assets for tax purposes, it will provide a deferred tax liability on a temporary difference. The temporary difference will not reverse until such time as the assets are impaired or sold therefore the likelihood of being offset by the company's net operation loss carryfoward is uncertain. There were no sales or impairments during all periods presented.

Stock-based Compensation:

          The Company has a Stock Option Plan and accounts for the plan under
SFAS No. 123 (revised 2004), "Share Based Payment" ("SFAS No. 123R") which requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements.

The following assumptions were used in the Black Scholes option-pricing model that was utilized to determine stock-based employee compensation expense under the fair value based method:

                                           For the Three         For the Three
                                           Months Ended          Months Ended
                                        September 30, 2006   September 30, 2005
                                        ------------------   ------------------
Weighted average fair value of stock          $0.92                 $0.90
   options granted
Risk-free interest rate                        5.15%                 3.97%
Expected dividend yield                       $0.00                 $0.00
Expected life of option                        10.0 years            10.0 years
Expected volatility                             170%                   86%

Earnings Per Share:

          Basic earnings per share has been computed by dividing the applicable net income by the weighted average number of common shares outstanding. Diluted earnings per share has been computed by dividing the applicable net income by the weighted average number of common shares outstanding and common share equivalents.

                                                     For the Three Months Ended
                                                   -----------------------------
                                                   September 30,   September 30,
Denominator for earnings per share (in millions):     2006            2005
-------------------------------------------------  ------------- -------------
Denominator for basic earnings per share
   weighted-average shares outstanding                  37.5            36.0
Assumed exercise of potential common shares              0.4             1.7
                                                        ----            ----
Denominator for diluted earnings per share              37.9            37.7
                                                        ====            ====

                      BERNARD CHAUS, INC. AND SUBSIDIARIES

New accounting pronouncements:

          In September 2006, the Financial Accounting Standards Board issued
Statement of Financial Accounting Standards No. 158, Employers' Accounting for
Defined Benefit Pension and Other Postretirement Plans, an Amendment of FASB
Statements No. 87, 106, and 132(R) ("SFAS No. 158"). SFAS No. 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 also requires employers to measure the funded status of a plan as of the date of its year-end statement of financial position. A public company is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15,
2006. The requirement to account for plan assets and benefit obligations as of the date of the employer's fiscal year-end is effective for fiscal years ending after December 15, 2008. Earlier application of the recognition or measurement date provisions is encouraged. Retrospective application is not permitted. The
Company is currently evaluating the effect of SFAS No. 158 but does not believe that it will have a material effect on its financial statements.

2. Inventories - net

                  September 30,      June 30,      September 30,
                       2006            2006           2005
                  -------------   --------------   -------------
                                  (in thousands)
                   (unaudited)                      (unaudited)
Raw materials        $   913          $  534           $2,196
Work-in-process           51             101              145
Finished goods        10,339           8,504            6,601
                     -------          ------           ------
Total                $11,303          $9,139           $8,942
                     =======          ======           ======

          Inventories are stated at the lower of cost, using the first in first-out (FIFO) method, or market. Included in finished goods inventories is merchandise in transit of approximately $3.5 million at September 30, 2006, $6.5 million at June 30, 2006 and $3.1 million at September 30, 2005.

3. Financing Agreements

          The Company has a financing agreement (the "Financing Agreement") with
The CIT Group/Commercial Services, Inc. ("CIT") which provides the Company with a $40 million revolving line of credit (the "Revolving Facility") with a $25 million sublimit for letters of credit, and a term loan (the "Term Loan").

          At the option of the Company, the Revolving Facility and the Term Loan
each may bear interest either at the JP Morgan Chase Bank Rate ("Prime Rate") or the London Interbank Offered Rate ("LIBOR"). If the Company chooses the Prime
Rate, the interest (i) on the Revolving Facility accrues at a rate of 1/2 of 1%
above the Prime Rate (ii) on the Term Loan accrues at a rate of 1% above the
Prime Rate. If the Company chooses LIBOR, the interest (i) on the Revolving
Facility accrues at a rate of 2 3/4% above LIBOR (ii) on the Term Loan accrues at a rate of 3 3/4% above LIBOR. The Company has elected the Prime Rate option from the inception of the financing agreement through September 30, 2006. Each of the foregoing interest rates is subject to an annual upward or downward adjustment by 1/4 of 1%, commencing with the month following delivery of the
Company's consolidated financial statements to CIT for fiscal 2006 and fiscal
2007 based upon the Company's borrowing availability, fixed charge coverage ratio and leverage ratio as in effect at each such adjustment period. The interest rate as of September 30, 2006 on the Revolving Facility was 8.75% and
on the Term Loan was 9.25%.

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

          The Financing Agreement contains numerous financial and operational covenants, including limitations on additional indebtedness, liens, dividends, stock repurchases and capital expenditures. In addition, the Company is required to maintain (i) specified levels of tangible net worth, (ii) minimum EBITDA
(earnings before interest, taxes, depreciation and amortization), (iii)certain fixed charge coverage ratios, (iv) certain leverage ratios, and (v) specified levels of minimum borrowing availability under the Revolving Facility. At
September 30, 2006, the Company was in compliance with all of its covenants. In the event of the early termination by the Company of the Financing Agreement, the Company will be liable for termination fees of $150,000 if termination occurs prior to November 11, 2007. The Company may prepay at any time, in whole or in part, the Term Loan without penalty. The expiration of the Financing
Agreement is October 1, 2008.

          On September 21, 2006, the Company and CIT agreed to amend the
Financing Agreement to modify the financial covenants to be consistent with the
Company's latest business plan for fiscal 2007.

          On September 30, 2006, the Company had $3.7 million of outstanding letters of credit under the Revolving Facility, total availability of approximately $20.2 million under the Amended Financing Agreement, a balance of
$5.2 million on the Term Loan and $6.0 million in revolving credit borrowings.
On September 30, 2005, the Company had $4.7 million of outstanding letters of credit under the Revolving Facility, total availability of approximately $19.8 million under the Amended Financing Agreement, a balance of $6.9 million on the
Term Loan and $2.8 million in revolving credit borrowings. At June 30, 2006, the
Company had $5.1 million of outstanding letters of credit, total availability of approximately $16.6 million, a balance of $5.6 million on the Term Loan and $2.4 million on the revolving credit borrowings.

Factoring Agreement

          One of the Company's subsidiaries, CS Acquisition has a factoring agreement with CIT which provides for a factoring commission equal to 6/10 of 1%
of the gross face amount of all accounts factored by CIT up to $10 million ratably declining to a commission between .55% and .45% of the gross amount of the factored receivables in excess of $10 million. Such agreement has an annual minimum factoring fee of $50,000. The Factoring Agreement expires on March 31,
2007. The Company is obligated to pay to CIT a collateral management fee of
$5,000 a month.

4. Pension Plan

     Components of Net Periodic Benefit Cost

                                          Pension Plan
                                   For the Three Months Ended
                                 -----------------------------
                                 September 30,   September 30,
                                      2006            2005
                                 -------------   -------------
                                          (Unaudited)
                                         (In Thousands)
Service cost                          $  6            $  8
Interest cost                           26              24
Expected return on plan assets         (29)            (26)
Amortization of net loss                 7               6
                                      ----            ----
Net periodic benefit cost             $ 10            $ 12
                                      ====            ====

     Employer Contributions

          For the three months ended September 30, 2006 the Company's contribution to the pension plan was $87,000. The Company anticipates no additional contributions to fund its pension plan in fiscal 2007.

                      BERNARD CHAUS, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS

Overview

          The Company has expanded its product mix over the past few years mainly through its acquisition of S.L. Danielle and Cynthia Steffe. In
November2002, the Company acquired certain assets of S.L. Danielle. S.L.
Danielle designs, arranges for the manufacture of, markets and sells moderately priced women's apparel lines. In January 2004, the Company purchased certain assets of the Cynthia Steffe, a division of LF Brands Marketing, Inc., including inventory and intellectual property. In connection with the acquisition, the
Company also acquired all the Cynthia Steffe trademarks from Cynthia Steffe. The
Cynthia Steffe business designs, arranges for the manufacture of, markets and sells an upscale modern women apparel line, under the Cynthia Steffe trademarks.
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

Results of Operations

The following table sets forth, for the periods indicated, certain items expressed as a percentage of net revenue.

                                                  For the Quarter Ended
                                               -----------------------------
                                               September 30,   September 30,
                                                    2006            2005
                                               -------------   -------------
Net revenue                                        100.00%         100.00%
Gross profit                                        30.5            28.1
Selling, general and
   administrative expenses                          26.4            27.1
Interest expense                                     0.7             0.6
Net income                                           3.1             0.3

          Net revenues for the quarter ended September 30, 2006 increased by
4.7%, or $1.8 million, to $39.5 million from $37.7 million for the quarter ended
September 30, 2005. Units sold increased by approximately 2.5% and the overall price per unit increased by approximately 2.2%. The Company's revenues increased due to an increase in revenues in the Company's private label and licensed product lines ($7.4 million), partially offset by a decrease in revenues in the
Company's Chaus product lines ($4.3 million) and the Company's Cynthia Steffe product lines ($1.3 million). The increase in the private label and licensed product line are primarily attributable to the Kenneth Cole Reaction label which the company began shipping in December 2005.

          Gross profit for the quarter ended September 30, 2006 increased $1.4 million to $12.0 million as compared to $10.6 million for the quarter ended
September 30, 2005. As a percentage of net revenue, gross profit increased to
30.5% for the quarter ended September 30, 2006 from 28.1% for the quarter ended
September 30, 2005. The increase in gross profit dollars was due to the increase in gross profit in the Company's private label and licensed product lines ($2.3 million), partially offset by a decrease in gross profit in the Company's Chaus product lines ($0.4 million) and the Company's Cynthia Steffe product lines
($0.5 million). The increase in gross profit percentage was attributable to an increase in gross profit percentage across all product lines due primarily to a decrease in off price sales.

          Selling, general and administrative ("SG&A") expenses increased by
$0.2 million to $10.4 million (26.4% of net revenue) for the quarter ended
September 30, 2006 from $10.2 million (27.1% of net revenue) for the quarter ended September 30, 2005. The main components of the increase in SG&A expenses for the quarter ended September 30, 2006 were marketing and advertising cost
($0.8 million) partially offset by a decrease in design related costs ($0.3 million) and a decrease in total costs associated with warehouse and distribution ($0.3 million). Most of the increase in the Company's marketing and

                      BERNARD CHAUS, INC. AND SUBSIDIARIES

advertising costs are attributable to costs associated with the Kenneth Cole
Reaction label which the Company began shipping in December 2005.

          Interest expense increased less than $0.1 million for the quarter ended September 30, 2006 as compared to the quarter ended September 30, 2005 primarily due to higher bank borrowings and higher interest rates.

          The Company's income tax provision for the quarters ended September
30, 2006 and 2005, includes federal alternative minimum taxes (AMT) resulting from the use of the Company's net operating loss (NOL) carryforward from prior years, provisions for state and local taxes, and a deferred provision for the temporary differences associated with the Company's indefinite lived intangibles.

          The Company periodically reviews its historical and projected taxable income and considers available information and evidence to determine if it is more likely than not that a portion of the deferred tax assets will be realized.
A valuation allowance is established to reduce the deferred tax assets to the amount that is more likely than not to be realized. As of September 30, 2006,
June 30, 2006 and September 30, 2005, based upon its evaluation of taxable income and the current business environment, the Company recorded a full valuation allowance on its deferred tax assets including NOL's. If the Company determines that it is more likely than not that a portion of the deferred tax assets will be realized in the future, that portion of the valuation allowance will be reduced and the Company will provide for income tax expense in its
Statement of Income at its estimated effective tax rate. See discussion below under Critical Accounting Policies and Estimates regarding income taxes and the
Company's federal net operating loss carryforward.

Financial Position, Liquidity and Capital Resources

General

          Net cash used in operating activities was $2.9 million for the three months ended September 30, 2006 as compared to cash used in operating activities of $9.8 million for the three months ended September 30, 2005. Cash used in operating activities for the three-month period of fiscal 2007 resulted primarily from net income ($1.2 million) and an increase in accrued expenses and other long term liabilities ($1.1 million) offset by an increase in accounts receivable and accounts receivable due from factor ($3.9 million), and an increase in inventory ($2.2 million). The increase in accounts receivable of
$3.9 million was predominately due to the increase in sales during the quarter ended September 30, 2006 as compared to quarter ended June 30, 2006. The increase in inventory of $2.2 million was due to the timing of receipts and shipments of inventory to customers in addition to inventory of the Kenneth Cole
Reaction label that began shipping in December 2005. Cash used in operating activities for the three-month period of fiscal 2006 resulted primarily from an increase in accounts receivable and accounts receivable due from factor ($10.2 million), a decrease in accrued expenses and long-term liabilities ($1.0 million), partially offset by a decrease in inventory ($1.7 million).

          Cash used in investing activities in the three months ended September
30, 2006 was $0.3 million compared to $0.4 million in the previous year. The purchases of fixed assets for three months ended September 30, 2006 consisted primarily of capital expenditures for management information system upgrades and store fixtures. In fiscal 2007, the Company anticipates capital expenditures of approximately $1.0 million primarily for management information system upgrades and store fixtures. The unexpended portion of capital expenditures for the remainder of fiscal 2007 is approximately $0.7.

          Net cash provided by financing activities of $3.2 million for the three months ended September 30, 2006 was primarily the result of net proceeds from short-term bank borrowings of $3.6 million, partially offset by principal payments on term loan of $0.4 million. Net cash provided by financing activities of $2.5 million for the three months ended September 30, 2005 was primarily the result of net proceeds from short-term bank borrowings of $2.8 million, partially offset by principal payments on term loan of $0.4 million.

Financing Agreement

          The Company has a financing agreement (the "Financing Agreement") with
The CIT Group/Commercial Services, Inc. ("CIT") which provides the Company with a $40 million revolving line of credit (the "Revolving Facility") with a $25 million sublimit for letters of credit, and as of September 30, 2006, a $5.2 million term loan (the "Term Loan").

                      BERNARD CHAUS, INC. AND SUBSIDIARIES

          At the option of the Company, the Revolving Facility and the Term Loan
each may bear interest either at the JP Morgan Chase Bank Rate ("Prime Rate") or the London Interbank Offered Rate ("LIBOR"). If the Company chooses the Prime
Rate, the interest (i) on the Revolving Facility accrues at a rate of 1/2 of 1%
above the Prime Rate (ii) on the Term Loan accrues at a rate of 1% above the
Prime Rate. If the Company chooses LIBOR, the interest (i) on the Revolving
Facility accrues at a rate of 2 3/4% above LIBOR (ii) on the Term Loan accrues at a rate of 3 3/4% above LIBOR. The Company has elected the Prime Rate option from the inception of the financing agreement through September 30, 2006. Each of the foregoing interest rates is subject to an annual upward or downward adjustment by 1/4 of 1%, commencing with the month following delivery of the
Company's consolidated financial statements to CIT for fiscal 2006 and fiscal
2007 based upon the Company's borrowing availability, fixed charge coverage ratio and leverage ratio as in effect at each such adjustment period. The interest rate as of September 30, 2006 on the Revolving Facility was 8.75% and
on the Term Loan was 9.25%.

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

          The Financing Agreement contains numerous financial and operational covenants, including limitations on additional indebtedness, liens, dividends, stock repurchases and capital expenditures. In addition, the Company is required to maintain (i) specified levels of tangible net worth, (ii) minimum EBITDA
(earnings before interest, taxes, depreciation and amortization), (iii)certain fixed charge coverage ratios, (iv) certain leverage ratios, and (v) specified levels of minimum borrowing availability under the Revolving Facility. At
September 30, 2006, the Company was in compliance with all of its covenants. In the event of the early termination by the Company of the Financing Agreement, the Company will be liable for termination fees of $150,000 if termination occurs prior to November 11, 2007. The Company may prepay at any time, in whole or in part, the Term Loan without penalty. The expiration of the Financing
Agreement is October 1, 2008.

          On September 21, 2006, the Company and CIT agreed to amend the
Financing Agreement to modify the financial covenants to be consistent with the
Company's latest business plan for fiscal 2007.

          On September 30, 2006, the Company had $3.7 million of outstanding letters of credit under the Revolving Facility, total availability of approximately $20.2 million under the Amended Financing Agreement, a balance of
$5.2 million on the Term Loan and $6.0 million in revolving credit borrowings.
On September 30, 2005, the Company had $4.7 million of outstanding letters of credit under the Revolving Facility, total availability of approximately $19.8 million under the Amended Financing Agreement, a balance of $6.9 million on the
Term Loan and $2.8 million in revolving credit borrowings. At June 30, 2006, the
Company had $5.1 million of outstanding letters of credit, total availability of approximately $16.6 million, a balance of $5.6 million on the Term Loan and $2.4 million on revolving credit borrowings.

Factoring Agreement

          One of the Company's subsidiaries, CS Acquisition has a factoring agreement with CIT which provides for a factoring commission equal to 6/10 of 1%
of the gross face amount of all accounts factored by CIT up to $10 million ratably declining to a commission between .55% and .45% of the gross amount of the factored receivables in excess of $10 million. Such agreement has an annual minimum factoring fee of $50,000. The Factoring Agreement expires on March 31,
2007. The Company is obligated to pay to CIT a collateral management fee of
$5,000 a month.

Future Financing Requirements

          At September 30, 2006, the Company had working capital of $16.7 million as compared with working capital of $21.1 million at September 30, 2005.
The Company's business plan requires the availability of sufficient cash flow and borrowing capacity to finance its product lines and to meet its cash needs for the launch and support of the Kenneth Cole product lines. The Company is obligated to incur approximately $2.7 million through December 31, 2007 to support initial launch of the Kenneth Cole licensed products. The Company expects to satisfy such requirements through cash on hand, cash flow from operations and borrowings under its financing agreements. The Company believes that it has adequate resources to meet its needs for the foreseeable future assuming that it meets its business plan and satisfies the covenants set forth in the Financing Agreement.

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

Critical Accounting Policies and Estimates

          The Company's significant accounting policies are more fully described in Note 2 to the consolidated financial statements included in the Company's annual report on Form 10-K for the year ended June 30, 2006. Certain of the
Company's accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. These judgments are based on historical experience, observation of trends in the industry, information provided by customers and information available from other outside sources, as appropriate. Significant accounting policies include:

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

          Accounts Receivable- Accounts Receivable are net of allowances and anticipated discounts. An allowance for doubtful accounts is determined through analysis of the aging of accounts receivable at the date of the financial statements, assessments of collectibility based on historical trends and an evaluation of the impact of economic conditions. This amount is not significant primarily due to the Company's history of minimal bad debts. An allowance for discounts is based on those discounts relating to open invoices where trade discounts have been extended to customers. Costs associated with potential returns of products as well as allowable customer markdowns and operational charge backs, net of expected recoveries, are included as a reduction to net revenue and are part of the provision for allowances included in Accounts
Receivable. These provisions result from seasonal negotiations as well as historic deduction trends, net expected recoveries and the evaluation of current market conditions. As of September 30, 2006, June 30, 2006 and September 30,
2005, Accounts Receivable was net of allowances of $3.6 million, $2.7 million and $1.9 million, respectively.

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
Reserves for slow moving and aged merchandise are provided to writedown inventory costs to net realizable value based on historical experience and current product demand. Inventory reserves were $1.6 million at September 30,
2006, $1.4 million at June 30, 2006, and $1.8 million at September 30, 2005.
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

                      BERNARD CHAUS, INC. AND SUBSIDIARIES

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

          At September 30, 2006 and 2005, the carrying amounts of the Company's revolving credit borrowings and term loan approximated fair value. As of
September 30, 2006, the Company's revolving credit borrowings bore interest at
8.75% and the term loan bore interest at 9.25%. As of September 30, 2006, a hypothetical immediate 10% adverse change in prime interest rates relating to the Company's revolving credit borrowings and term loan would have a $0.1 million unfavorable impact on its earnings and cash flows over a one-year period.

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

          Each fiscal quarter the Company carries out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chairwoman and Chief Executive Officer along with the Company's
Chief Financial Officer, of the effectiveness of the design and operation of the
Company's disclosure controls and procedures pursuant to Exchange Act Rule
13a-15. Based upon the foregoing, the Company's Chairwoman and Chief Executive
Officer along with the Company's Chief Financial Officer, concluded that, as of
September 30, 2006, the Company's disclosure controls and procedures were effective in timely alerting them to material information relating to the
Company (including its consolidated subsidiaries) required to be included in the
Company's Exchange Act reports.

          During the fiscal quarter ended September 30, 2006, there has been no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

                         BERNARD CHAUS, INC.
                         (Registrant)

Date: November 9, 2006   By: /s/ Josephine Chaus
                             --------------------------------
                             JOSEPHINE CHAUS
                             Chairwoman of the Board, and
                             Chief Executive Officer

Date: November 9, 2006   By: /s/ David Panitz
                             --------------------------------
                             DAVID PANITZ
                             Chief Operating Officer

Date: November 9, 2006   By: /s/ Barton Heminover
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

