Form 10-Q
period 2006-12-31
CHAUS BERNARD INC
filed 2007-02-02
CIK 793983

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended December 31, 2006.

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                                      to                                     .

Commission file number 1-9169

BERNARD CHAUS, INC.

(Exact Name of Registrant as Specified in its Charter)

New York	13-2807386
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)
Seventh Avenue, New York, New York	10018
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code     (212) 354-1280

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days    Yes         No .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of ‘‘accelerated filer and large accelerated filer’’ in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer	Accelerated filer	Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).    Yes         No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Date	Class	Shares Outstanding
January 31, 2007	Common Stock, $0.01 par value	37,509,254

INDEX

		PAGE
PART I	FINANCIAL INFORMATION
Item 1.	Condensed Consolidated Financial Statements (Unaudited)
	Condensed Consolidated Balance Sheets as of December 31, 2006, June 30, 2006 and December 31, 2005	3
	Condensed Consolidated Statements of Operations for the Three and Six Months ended December 31, 2006 and 2005	4
	Condensed Consolidated Statements of Cash Flows for the Six Months ended December 31, 2006 and 2005	5
	Notes to Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16
Item 4.	Controls and Procedures	16
PART II	OTHER INFORMATION
Item 4.	Submission of Matters to Vote of Security Holders	17
Item 6.	Exhibits	18
SIGNATURES		19
CERTIFICATIONS

PART I — FINANCIAL INFORMATION

Item 1.    Financial Statements

BERNARD CHAUS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except number of shares and per share amounts)

	December 31, 2006	June 30, 2006	December 31, 2005
	(Unaudited)	(*)	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$81	$120	$3,626
Accounts receivable – net	24,474	21,864	14,086
Accounts receivable – due from factor	1,305	1,390	814
Inventories – net	10,789	9,139	10,932
Prepaid expenses and other current assets	850	643	641
Total current assets	37,499	33,156	30,099
Fixed assets – net	3,121	3,154	3,289
Other assets – net	336	347	350
Trademarks	1,000	1,000	1,000
Goodwill	2,257	2,257	2,257
Total assets	$44,213	$39,914	$36,995
Liabilities and Stockholders’ Equity
Current Liabilities
Revolving credit borrowings	$4,856	$2,379	$—
Accounts payable	8,378	9,304	8,740
Accrued expenses	4,979	3,841	3,062
Term loan – current	1,700	1,700	1,700
Total current liabilities	19,913	17,224	13,502
Term loan	3,075	3,925	4,775
Long term liabilities	546	660	884
Deferred income taxes	328	282	223
Total liabilities	23,862	22,091	19,384
Stockholders’ Equity
Preferred stock, $.01 par value, authorized shares – 1,000,000; issued and outstanding shares – none	—	—	—
Common stock, $.01 par value, authorized shares – 50,000,000; issued shares – 37,571,541 at December 31, 2006, 37,590,085 at June 30, 2006 and 37,594,196 at December 31, 2005	376	376	376
Additional paid-in capital	133,468	133,449	133,352
Deficit	(111,552)	(114,061)	(113,962)
Accumulated other comprehensive loss	(461)	(461)	(675)
Less: Treasury stock at cost – 62,270 shares at December 31, 2006, June 30, 2006 and December 31, 2005	(1,480)	(1,480)	(1,480)
Total stockholders’ equity	20,351	17,823	17,611
Total liabilities and stockholders’ equity	$44,213	$39,914	$36,995

*	Derived from audited financial statements at June 30, 2006.

See accompanying notes to condensed consolidated financial statements.

BERNARD CHAUS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except number of shares and per share amounts)

	For the Three Months Ended		For the Six Months Ended
	December 31, 2006	December 31, 2005	December 31, 2006	December 31, 2005
	(Unaudited)		(Unaudited)
Net revenue	$39,387	$23,002	$78,896	$60,720
Cost of goods sold	27,552	18,228	55,030	45,362
Gross profit	11,835	4,774	23,866	15,358
Selling, general and administrative expenses	10,236	9,405	20,666	19,634
Income (loss) from operations	1,599	(4,631)	3,200	(4,276)
Interest expense,net	270	194	542	424
Income (loss) before income tax provision	1,329	(4,825)	2,658	(4,700)
Income tax provision	64	46	149	75
Net income (loss)	$1,265	$(4,871)	$2,509	$(4,775)
Basic earnings (loss) per share	$0.03	$(0.13)	$0.07	$(0.13)
Diluted earnings (loss) per share	$0.03	$(0.13)	$0.07	$(0.13)
Weighted average number of common shares outstanding – basic	37,509,000	37,025,000	37,513,000	36,513,000
Weighted average number of common and common equivalent shares outstanding – diluted	37,971,000	37,025,000	37,946,000	36,513,000

See accompanying notes to condensed consolidated financial statements.

BERNARD CHAUS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Six Months Ended
	December 31, 2006	December 31, 2005
	(Unaudited)
Operating Activities
Net income (loss)	$2,509	$(4,775)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	611	599
Stock compensation expense	36	98
Deferred income taxes	45	44
Changes in operating assets and liabilities:
Accounts receivable	(2,610)	2,245
Accounts receivable due from factor	85	875
Inventories	(1,650)	(265)
Prepaid expenses and other current assets	(216)	251
Accounts payable	(926)	(739)
Accrued expenses and long term liabilities	1,025	(1,730)
Net Cash Used In Operating Activities	(1,091)	(3,397)
Investing Activities
Purchases of fixed assets	(558)	(508)
Cash Used In Investing Activities	(558)	(508)
Financing Activities
Net proceeds from revolving credit borrowings	2,477	—
Principal payments on term loan	(850)	(850)
Repurchases and retirement of Common Stock	(17)	(17)
Net proceeds from issuance of stock	—	666
Net cash provided by (used in) financing activities	1,610	(201)
Decrease in cash and cash equivalents	(39)	(4,106)
Cash and cash equivalents, beginning of period	120	7,732
Cash and cash equivalents, end of period	$81	$3,626
Supplemental Disclosure of Cash Flow Information:
Cash paid for:
Taxes	$35	$35
Interest	$525	$388

See accompanying notes to condensed consolidated financial statements.

BERNARD CHAUS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Six Months Ended December 31, 2006 and December 31, 2005

1.    Business and Summary of Significant Accounting Policies

Business:

Bernard Chaus, Inc. (the ‘‘Company’’ or ‘‘Chaus’’) designs, arranges for the manufacture of and markets an extensive    range of women’s career and casual sportswear principally under the JOSEPHINE CHAUS® COLLECTION, JOSEPHINE CHAUS® SPORT, CHAUS®, CYNTHIA STEFFE®, and CYNTHIA CYNTHIA STEFFE®, trademarks and under private label brand names. The Company’s products are sold nationwide through department store chains, specialty retailers and other retail outlets. The Company has positioned its JOSEPHINE CHAUS product line sold through department store channels into the opening price points of the ‘‘better’’ category. In November 2002, the Company acquired certain assets of S.L. Danielle, Inc. (‘‘SL Danielle’’). SL Danielle designs, arranges for the manufacture of and markets women’s moderately priced clothing. In January 2004, the Company acquired certain assets of the Cynthia Steffe division of LF Brands Marketing, Inc., including inventory and intellectual property. In connection with such acquisition, the Company also acquired all the Cynthia Steffe trademarks from Cynthia Steffe. The Cynthia Steffe business designs, arranges for the manufacture of, markets and sells an upscale modern women’s apparel line, under the Cynthia Steffe trademarks. In June 2005 the Company signed a licensing agreement with Kenneth Cole Productions, Inc. to manufacture and sell women’s sportswear under the Kenneth Cole Reaction® label. In December 2005, the Company began shipping products bearing the Kenneth Cole Reaction label primarily to retail department stores. These Kenneth Cole Reaction products offer high-quality fabrications and styling at ‘‘better’’ price points. As used herein, fiscal 2007 refers to the fiscal year ended June 30, 2007, fiscal 2006 refers to the fiscal year ended June 30, 2006 and fiscal 2005 refers to the fiscal year ended June 30, 2005.

Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (‘‘generally accepted accounting principles’’) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended December 31, 2006 are not necessarily indicative of the results that may be expected for the year ending June 30, 2007 (‘‘fiscal 2007’’) or any other period. The balance sheet at June 30, 2006 has been derived from the audited financial statements at that date. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2006.

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

Credit Terms:

The Company extends credit to its customers, other than customers of Cynthia Steffe Acquisition, LLC (‘‘CS Acquisition’’) based upon an evaluation of the customer’s financial condition and credit history. CS Acquisition extends credit to the majority of its customers through a factoring agreement with The CIT Group/Commercial Services, Inc. (‘‘CIT’’). Under the factoring arrangement, the Company receives payment from CIT as of the earlier of: a) the date that CIT has been paid by the Company’s customers; b) the date of the customer’s longest maturity if the customer is in a bankruptcy or insolvency proceeding; or c) the last day of the third month following the customer’s longest maturity date if the receivable remains unpaid. CIT assumes only the risk of the Company’s customers’ insolvency or non-payment. All other receivable risks for customer deductions that reduce the customer receivable balances are retained by the Company, including, but not limited to, allowable customer markdowns, operational chargebacks, disputes, discounts, and returns. As of December 31, 2006 approximately 95% of the Company’s accounts receivable was non-factored.

Accounts Receivable:

Accounts Receivable are net of allowances and anticipated discounts. An allowance for doubtful accounts is determined through analysis of the aging of accounts receivable at the date of the financial statements, assessments of collectibility based on historical trends and an evaluation of the impact of economic conditions. This amount is not significant primarily due to the Company’s history of minimal bad debts. An allowance for discounts is based on those discounts relating to open invoices where trade discounts have been extended to customers. Costs associated with potential returns of products as well as allowable customer markdowns and operational charge backs, net of expected recoveries, are included as a reduction to net revenue and are part of the provision for allowances included in Accounts Receivable. These provisions result from seasonal negotiations as well as historic deduction trends, net expected recoveries and the evaluation of current market conditions. As of December 31, 2006, June 30, 2006 and December 31, 2005, Accounts Receivable was net of allowances of $4.2 million, $2.7 million and $2.6 million, respectively.

Inventories:

Inventories are stated at the lower of cost or market, cost being determined on the first-in, first-out method. The majority of the Company’s inventory purchases are shipped FOB shipping point from the Company’s suppliers. The Company takes title and assumes the risk of loss when the merchandise is received at the boat or airplane overseas. The Company records inventory at the point of such receipt at the boat or airplane overseas. Reserves for slow moving and aged merchandise are provided to writedown inventory costs to net realizable value based on historical experience and current product demand. Inventory reserves were $1.2 million at December 31, 2006, $1.4 million at June 30, 2006, and $1.6 million at December 31, 2005. Inventory reserves are based upon the level of excess and aged inventory and the Company’s estimated recoveries on the sale of the inventory. While markdowns have been within expectations and the provisions established, the Company cannot guarantee that it will continue to experience the same level of markdowns as in the past.

Cash and Cash Equivalents:

All highly liquid investments with an original maturity of three months or less at the date of purchase are classified as cash equivalents.

BERNARD CHAUS, INC. AND SUBSIDIARIES

Income Taxes:

The Company accounts for income taxes under the asset and liability method in accordance with Statement of Financial Accounting Standards (‘‘SFAS’’) No. 109, Accounting for Income Taxes. Deferred income taxes reflect the future tax consequences of differences between the tax bases of assets and liabilities and their financial reporting amounts at year-end. The Company periodically reviews its historical and projected taxable income and considers available information and evidence to determine if it is more likely than not that a portion of the deferred tax assets will be realized. A valuation allowance is established to reduce the deferred tax assets to the amount that is more likely than not to be realized. As of December 31, 2006, June 30, 2006 and December 31, 2005, based upon its evaluation, of historical and projected results of operation and the current business environment, the Company recorded a full valuation allowance on its deferred tax assets. If the Company determines that it is more likely than not that a portion of the deferred tax assets will be realized in the future, that portion of the valuation allowance will be reduced and the Company will provide for an income tax benefit in its Statement of Income at its estimated effective tax rate.

The Company has provided a deferred tax liability on the temporary differences associated with its indefinite-lived intangibles. The Company’s indefinite-lived intangibles are not amortized for book purposes. As the Company continues to amortize these intangible assets for tax purposes, it will provide a deferred tax liability on a temporary difference. The temporary difference will not reverse until such time as the assets are impaired or sold therefore the likelihood of being offset by the company’s net operation loss carryfoward is uncertain. There were no sales or impairments during all periods presented.

Stock-based Compensation:

The Company has a Stock Option Plan and accounts for the plan under SFAS No. 123 (revised 2004), ‘‘Share Based Payment’’ (‘‘SFAS No. 123R’’) which requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements.

Earnings Per Share:

Basic earnings (loss) per share have been computed by dividing the applicable net income (loss) by the weighted average number of common shares outstanding. Diluted earnings per share has been computed for the three and six months ended December 31, 2006 by dividing the applicable net income by the weighted average number of common shares outstanding and common equivalents. Potentially dilutive shares of 0.4 million and 0.6 million were not included in the calculation of diluted net loss per share for the three and six months ended December 31,2005, respectively, as their inclusion would be antidilutive.

	For the Three Months Ended		For the Six Months Ended
	December 31,	December 31,	December 31,	December 31,
Denominator for earnings per share (in millions)	2006	2005	2006	2005
Denominator for basic earnings per share weighted-average shares outstanding	37.5	37.0	37.5	36.5
Assumed exercise of potential common shares	0.5	—	0.4	—
Denominator for diluted earnings per share	38.0	37.0	37.9	36.5

New accounting pronouncements:

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an Amendment of FASB Statements No. 87, 106, and 132(R) (‘‘SFAS No. 158’’).

BERNARD CHAUS, INC. AND SUBSIDIARIES

SFAS No. 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 also requires employers to measure the funded status of a plan as of the date of its year-end statement of financial position. A public company is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. The requirement to account for plan assets and benefit obligations as of the date of the employer’s fiscal year-end is effective for fiscal years ending after December 15, 2008. Earlier application of the recognition or measurement date provisions is encouraged. Retrospective application is not permitted. The Company is currently evaluating the effect of SFAS No. 158 but does not believe that it will have a material effect on its financial statements.

2.    Inventories – net

	December 31,	June 30,	December 31,
	2006	2006	2005
	(unaudited)	(in thousands)	(unaudited)
Raw materials	$2,022	$534	$2,322
Work-in-process	—	101	273
Finished goods	8,767	8,504	8,337
Total	$10,789	$9,139	$10,932

Inventories are stated at the lower of cost, using the first in first-out (FIFO) method, or market. Included in finished goods inventories is merchandise in transit of approximately $4.1 million at December 31, 2006, $6.5 million at June 30, 2006 and $4.9 million at December 31, 2005.

3.    Financing Agreements

The Company has a financing agreement (the ‘‘Financing Agreement’’) with The CIT Group/Commercial Services, Inc. (‘‘CIT’’) which provides the Company with a $40 million revolving line of credit (the ‘‘Revolving Facility’’) with a $25 million sublimit for letters of credit, and a term loan (the ‘‘Term Loan’’).

At the option of the Company, the Revolving Facility and the Term Loan each may bear interest either at the JP Morgan Chase Bank Rate (‘‘Prime Rate’’) or the London Interbank Offered Rate (‘‘LIBOR’’). If the Company chooses the Prime Rate, the interest (i) on the Revolving Facility accrues at a rate of ½ of 1% above the Prime Rate (ii) on the Term Loan accrues at a rate of 1% above the Prime Rate. If the Company chooses LIBOR, the interest (i) on the Revolving Facility accrues at a rate of 2¾% above LIBOR (ii) on the Term Loan accrues at a rate of 3¾% above LIBOR. The Company has elected the Prime Rate option from the inception of the financing agreement through December 31, 2006. Each of the foregoing interest rates is subject to an annual upward or downward adjustment by ¼ of 1%, commencing with the month following delivery of the Company’s consolidated financial statements to CIT for fiscal 2007 based upon the Company’s borrowing availability, fixed charge coverage ratio and leverage ratio as in effect at each such adjustment period. The interest rate as of December 31, 2006 on the Revolving Facility was 8.75% and on the Term Loan was 9.25%.

The Term loan is paid down in quarterly installments of $425,000 with a balloon payment of $1.8 million due on October 1, 2008. The Company’s obligations under the Financing Agreement are secured by a first priority lien on substantially all of the Company’s assets, including the Company’s accounts receivable, inventory, intangibles, equipment, and trademarks, and a pledge of the Company’s equity interest in its subsidiaries.

The Financing Agreement contains numerous financial and operational covenants, including limitations on additional indebtedness, liens, dividends, stock repurchases and capital expenditures. In

BERNARD CHAUS, INC. AND SUBSIDIARIES

addition, the Company is required to maintain (i) specified levels of tangible net worth, (ii) minimum EBITDA (earnings before interest, taxes, depreciation and amortization), (iii)certain fixed charge coverage ratios, (iv) certain leverage ratios, and (v) specified levels of minimum borrowing availability under the Revolving Facility. At December 31, 2006, the Company was in compliance with all of its covenants. In the event of the early termination by the Company of the Financing Agreement, the Company will be liable for termination fees of $150,000 if termination occurs prior to November 11, 2007. The Company may prepay at any time, in whole or in part, the Term Loan without penalty. The expiration of the Financing Agreement is October 1, 2008.

On September 21, 2006, the Company and CIT agreed to amend the Financing Agreement to modify the financial covenants to be consistent with the Company’s latest business plan for fiscal 2007.

On December 31, 2006, the Company had $3.7 million of outstanding letters of credit under the Revolving Facility, total availability of approximately $19.6 million under the Amended Financing Agreement, a balance of $4.8 million on the Term Loan and $4.9 million in revolving credit borrowings. On December 31, 2005, the Company had $4.1 million of outstanding letters of credit under the Revolving Facility, total availability of approximately $15.9 million under the Amended Financing Agreement, a balance of $6.5 million on the Term Loan and no revolving credit borrowings. At June 30, 2006, the Company had $5.1 million of outstanding letters of credit, total availability of approximately $16.6 million, a balance of $5.6 million on the Term Loan and $2.4 million on the revolving credit borrowings.

Factoring Agreement

One of the Company’s subsidiaries, CS Acquisition has a factoring agreement with CIT which provides for a factoring commission equal to 6/10 of 1% of the gross face amount of all accounts factored by CIT up to $10 million ratably declining to a commission between ..55% and .45% of the gross amount of the factored receivables in excess of $10 million. Such agreement has an annual minimum factoring fee of $50,000. The Factoring Agreement expires on March 31, 2007. The Company is obligated to pay to CIT a collateral management fee of $5,000 a month.

4.    Pension Plan

Components of Net Periodic Benefit Cost

	Pension Plan		Pension Plan
	For the Three Months Ended		For the Six Months Ended
	December 31,	December 31,	December 31,	December 31,
	2006	2005	2006	2005
	(Unaudited)		(Unaudited)
	(In Thousands)		(In Thousands)
Service cost	$7	$8	$13	$16
Interest cost	26	24	52	48
Expected return on plan assets	(29)	(26)	(58)	(52)
Amortization of net loss	8	6	15	12
Net periodic benefit cost	$12	$12	$22	$24

Employer Contributions

For the six months ended December 31, 2006 the Company’s contribution to the pension plan was $87,000. The Company anticipates no additional contributions to fund its pension plan in fiscal 2007.

BERNARD CHAUS, INC. AND SUBSIDIARIES

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company has expanded its product mix over the past few years mainly through its acquisition of S.L. Danielle and Cynthia Steffe. In November 2002, the Company acquired certain assets of S.L. Danielle. S.L. Danielle designs, arranges for the manufacture of, markets and sells moderately priced women’s apparel lines. In January 2004, the Company purchased certain assets of the Cynthia Steffe, a division of LF Brands Marketing, Inc., including inventory and intellectual property. In connection with the acquisition, the Company also acquired all the Cynthia Steffe trademarks from Cynthia Steffe. The Cynthia Steffe business designs, arranges for the manufacture of, markets and sells an upscale modern women apparel line, under the Cynthia Steffe trademarks. In June 2005, the Company signed a licensing agreement with Kenneth Cole Productions, Inc. to manufacture and sell women’s sportswear under the Kenneth Cole Reaction® label. In December 2005, the Company began shipping products bearing the Kenneth Cole Reaction label primarily to retail department stores. The Company is targeting increased doors for the new line with its existing customers and additional retail department stores. These Kenneth Cole Reaction products offer high-quality fabrications and styling at ‘‘better’’ price points.

Results of Operations

The following table sets forth, for the periods indicated, certain items expressed as a percentage of net revenue.

	For the Three Months Ended		For the Six Months Ended
	December 31, 2006	December 31, 2005	December 31, 2006	December 31, 2005
Net Revenue	100.0%	100.0%	100.0%	100.0%
Gross Profit	30.0%	20.8%	30.2%	25.3%
Selling, general and administrative expenses	26.0%	40.9%	26.2%	32.3%
Interest expense	0.7%	0.8%	0.7%	0.7%
Net Income (Loss)	3.2%	−21.2%	3.2%	−7.9%

Net revenues for the quarter ended December 31, 2006 increased by 71.2%, or $16.4 million, to $39.4 million from $23.0 million for the quarter ended December 31, 2005. Units sold increased from 1.6 million to 2.5 million or approximately 56% and the overall price per unit increased from $14.50 to $15.50 or approximately 7%. The Company’s revenues increased primarily due to an increase in revenues in the Company’s private label and licensed product lines ($7.5 million), the Company’s Chaus product lines ($7.8 million) and the Company’s Cynthia Steffe product lines ($1.0 million). The increase in the private label and licensed product lines are primarily attributable to the Kenneth Cole Reaction label which the company began shipping in December 2005.

Net revenues for the six months ended December 31, 2006 increased by 29.9%, or $18.2 million, to $78.9 million from $60.7 million for the six months ended December 31, 2005. Units sold increased from 3.5 million to 4.5 million or approximately 29% and the overall price per unit increased from $17.40 to $17.60 or approximately 1%. The Company’s revenues increased primarily due to an increase in revenues in the Company’s private label and licensed product lines ($14.9 million), and the Company’s Chaus product lines ($3.5 million) The increase in the private label and licensed product lines are primarily attributable to the Kenneth Cole Reaction label which the company began shipping in December 2005.

Gross profit for the quarter ended December 31, 2006 increased $7.0 million to $11.8 million as compared to $4.8 million for the quarter ended December 31, 2005. As a percentage of net revenue, gross profit increased to 30.0% for the quarter ended December 31, 2006 from 20.8% for the quarter ended December 31, 2005. The increase in gross profit dollars was due to the increase in gross profit

BERNARD CHAUS, INC. AND SUBSIDIARIES

in the Company’s Chaus product lines ($3.4 million), private label and licensed product lines ($2.2 million), and in the Company’s Cynthia Steffe product lines ($1.4 million). The increase in gross profit percentage was across all product lines due primarily to an increase in regular price sales and an increase in the overall price per unit.

Gross profit for the six months ended December 31, 2006 increased $8.5 million to $23.9 million as compared to $15.4 million for the six months ended December 31, 2005. As a percentage of net revenue, gross profit increased to 30.2% for the six months ended December 31, 2006 from 25.3% for the six months ended December 31, 2005. The increase in gross profit dollars was due to the increase in gross profit in the Company’s private label and licensed product lines ($4.5 million), the Company’s Chaus product lines ($3.1 million) and the Company’s Cynthia Steffe product lines ($0.9 million). The increase in gross profit percentage was attributable to an increase in gross profit percentage across all product lines primarily due to an increase in regular price sales and an increase in the overall price per unit.

Selling, general and administrative (‘‘SG&A’’) expenses increased by $0.8 million to $10.2 million (26.0% of net revenue) for the quarter ended December 31, 2006 from $9.4 million (40.9% of net revenue) for the quarter ended December 31, 2005. The main components of the increase in SG&A expenses for the quarter ended December 31, 2006 were marketing and advertising costs ($0.5 million), payroll and payroll related costs ($0.3 million). Most of the increase in the Company’s marketing and advertising costs are attributable to costs associated with the Kenneth Cole Reaction label which the Company began shipping in December 2005.

Selling, general and administrative (‘‘SG&A’’) expenses increased by $1.1 million to $20.7 million (26.2% of net revenue) for the six months ended December 31, 2006 from $19.6 million (32.3% of net revenue) for the six months ended December 31, 2005. The main component of the increase in SG&A expenses for the six months ended December 31,2006 were marketing related costs ($1.3 million), professional and consulting fees ($0.4 million) partially offset by a decrease in design related costs ($0.4 million) and a decrease in total costs associated with warehouse and distribution ($0.4 million) . Most of the increase in the Company’s marketing and advertising costs are attributable to costs associated with the Kenneth Cole Reaction label which the Company began shipping in December 2005.

Interest expense increased approximately $0.1 million for the quarter and six months ended December 31, 2006 as compared to the quarter and six months ended December 31, 2005 primarily due to higher bank borrowings and higher interest rates.

The Company’s income tax provision for the quarters and six months ended December 31, 2006 and 2005 includes provisions for state and local taxes, and a deferred provision for the temporary differences associated with the Company’s indefinite lived intangibles. The Company’s income tax provision for the quarters and six months ended December 31, 2006 also includes federal alternative minimum taxes (AMT) resulting from the use of the Company’s net operating loss (NOL) carryforward from prior years.

The Company periodically reviews its historical and projected taxable income and considers available information and evidence to determine if it is more likely than not that a portion of the deferred tax assets will be realized. A valuation allowance is established to reduce the deferred tax assets to the amount that is more likely than not to be realized. As of December 31, 2006, June 30, 2006 and December 31, 2005, based upon its evaluation of taxable income and the current business environment, the Company recorded a full valuation allowance on its deferred tax assets including NOL’s. If the Company determines that it is more likely than not that a portion of the deferred tax assets will be realized in the future, that portion of the valuation allowance will be reduced and the Company will provide for an income tax benefit in its Statement of Income at its estimated effective tax rate. See discussion below under Critical Accounting Policies and Estimates regarding income taxes and the Company’s federal net operating loss carryforward.

BERNARD CHAUS, INC. AND SUBSIDIARIES

Financial Position, Liquidity and Capital Resources

General

Net cash used in operating activities was $1.1 million for the six months ended December 31, 2006 as compared to cash used in operating activities of $3.4 million for the six months ended December 31, 2005. Cash used in operating activities for the six month-period ended December 31, 2006 resulted primarily from an increase in accounts receivable and accounts receivable due from factor ($2.5 million), an increase in inventory ($1.7 million) partially offset by net income ($2.5 million) and an increase in accrued expenses and other long term liabilities ($1.0 million). The increase in accounts receivable of $2.5 million was predominately due to the increase in sales during the six months ended December 31, 2006 as compared to six months ended June 30, 2006. The increase in inventory of $1.7 million was due to the timing of receipts and shipments of inventory to customers. Cash used in operating activities for the six-month ended December 31, 2005 resulted primarily from the net loss ($4.8 million) a decrease in accrued expenses and long term liabilities ($1.7 million) offset by a decrease in accounts receivable and accounts receivable due from factor ($3.1 million).

Cash used in investing activities for the six months ended December 31, 2006 was $0.6 million compared to $0.5 million in the previous year. The purchases of fixed assets for the six months ended December 31, 2006 consisted primarily of capital expenditures for store fixtures and management information system upgrades. In fiscal 2007, the Company anticipates capital expenditures of approximately $1.0 million primarily for management information system upgrades and store fixtures. The unexpended portion of capital expenditures for the remainder of fiscal 2007 is approximately $0.4.

Net cash provided by financing activities of $1.6 million for the six months ended December 31, 2006 was primarily the result of net proceeds from short-term bank borrowings of $2.5 million, partially offset by principal payments on term loan of $0.9 million. Net cash used in financing activities of $0.2 million for the six months ended December 31, 2005 was primarily the result of principal payments on term loan of $0.9 million, partially offset by net proceeds from exercise of stock options of $0.7 million.

Financing Agreement

The Company has a financing agreement (the ‘‘Financing Agreement’’) with The CIT Group/Commercial Services, Inc. (‘‘CIT’’) which provides the Company with a $40 million revolving line of credit (the ‘‘Revolving Facility’’) with a $25 million sublimit for letters of credit, and as of December 31, 2006, a $4.8 million term loan (the ‘‘Term Loan’’).

At the option of the Company, the Revolving Facility and the Term Loan each may bear interest either at the JP Morgan Chase Bank Rate (‘‘Prime Rate’’) or the London Interbank Offered Rate (‘‘LIBOR’’). If the Company chooses the Prime Rate, the interest (i) on the Revolving Facility accrues at a rate of ½ of 1% above the Prime Rate (ii) on the Term Loan accrues at a rate of 1% above the Prime Rate. If the Company chooses LIBOR, the interest (i) on the Revolving Facility accrues at a rate of 2¾% above LIBOR (ii) on the Term Loan accrues at a rate of 3¾% above LIBOR. The Company has elected the Prime Rate option from the inception of the financing agreement through December 31, 2006. Each of the foregoing interest rates is subject to an annual upward or downward adjustment by ¼ of 1%, commencing with the month following delivery of the Company’s consolidated financial statements to CIT for fiscal 2007 based upon the Company’s borrowing availability, fixed charge coverage ratio and leverage ratio as in effect at each such adjustment period. The interest rate as of December 31, 2006 on the Revolving Facility was 8.75% and on the Term Loan was 9.25%.

The Term loan is paid down in quarterly installments of $425,000 with a balloon payment of $1.8 million due on October 1, 2008. The Company’s obligations under the Financing Agreement are

BERNARD CHAUS, INC. AND SUBSIDIARIES

secured by a first priority lien on substantially all of the Company’s assets, including the Company’s accounts receivable, inventory, intangibles, equipment, and trademarks, and a pledge of the Company’s equity interest in its subsidiaries.

The Financing Agreement contains numerous financial and operational covenants, including limitations on additional indebtedness, liens, dividends, stock repurchases and capital expenditures. In addition, the Company is required to maintain (i) specified levels of tangible net worth, (ii) minimum EBITDA (earnings before interest, taxes, depreciation and amortization), (iii)certain fixed charge coverage ratios, (iv) certain leverage ratios, and (v) specified levels of minimum borrowing availability under the Revolving Facility. At December 31, 2006, the Company was in compliance with all of its covenants. In the event of the early termination by the Company of the Financing Agreement, the Company will be liable for termination fees of $150,000 if termination occurs prior to November 11, 2007. The Company may prepay at any time, in whole or in part, the Term Loan without penalty. The expiration of the Financing Agreement is October 1, 2008.

On September 21, 2006, the Company and CIT agreed to amend the Financing Agreement to modify the financial covenants to be consistent with the Company’s latest business plan for fiscal 2007.

On December 31, 2006, the Company had $3.7 million of outstanding letters of credit under the Revolving Facility, total availability of approximately $19.6 million under the Amended Financing Agreement, a balance of $4.8 million on the Term Loan and $4.9 million in revolving credit borrowings. On December 31, 2005, the Company had $4.1 million of outstanding letters of credit under the Revolving Facility, total availability of approximately $15.9 million under the Amended Financing Agreement, a balance of $6.5 million on the Term Loan and no revolving credit borrowings. At June 30, 2006, the Company had $5.1 million of outstanding letters of credit, total availability of approximately $16.6 million, a balance of $5.6 million on the Term Loan and $2.4 million on revolving credit borrowings.

Factoring Agreement

One of the Company’s subsidiaries, CS Acquisition has a factoring agreement with CIT which provides for a factoring commission equal to 6/10 of 1% of the gross face amount of all accounts factored by CIT up to $10 million ratably declining to a commission between .55% and .45% of the gross amount of the factored receivables in excess of $10 million. Such agreement has an annual minimum factoring fee of $50,000. The Factoring Agreement expires on March 31, 2007. The Company is obligated to pay to CIT a collateral management fee of $5,000 a month.

Future Financing Requirements

At December 31, 2006, the Company had working capital of $17.6 million as compared with working capital of $16.6 million at December 31, 2005. The Company’s business plan requires the availability of sufficient cash flow and borrowing capacity to finance its product lines and to meet its cash needs for the launch and support of the Kenneth Cole product lines. The Company is obligated to incur approximately $1.9 million through December 31, 2007 to support initial launch of the Kenneth Cole licensed products. The Company expects to satisfy such requirements through cash on hand, cash flow from operations and borrowings under its financing agreements. The Company believes that it has adequate resources to meet its needs for the foreseeable future assuming that it meets its business plan and satisfies the covenants set forth in the Financing Agreement.

The foregoing discussion contains forward-looking statements which are based upon current expectations and involve a number of uncertainties, including the Company’s ability to maintain its borrowing capabilities under the Financing Agreement, retail market conditions, and consumer acceptance of the Company’s products.

Critical Accounting Policies and Estimates

The Company’s significant accounting policies are more fully described in Note 2 to the consolidated financial statements included in the Company’s annual report on Form 10-K for the year

BERNARD CHAUS, INC. AND SUBSIDIARIES

ended June 30, 2006. Certain of the Company’s accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. These judgments are based on historical experience, observation of trends in the industry, information provided by customers and information available from other outside sources, as appropriate. Significant accounting policies include:

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

Accounts Receivable – Accounts Receivable are net of allowances and anticipated discounts. An allowance for doubtful accounts is determined through analysis of the aging of accounts receivable at the date of the financial statements, assessments of collectibility based on historical trends and an evaluation of the impact of economic conditions. This amount is not significant primarily due to the Company’s history of minimal bad debts. An allowance for discounts is based on those discounts relating to open invoices where trade discounts have been extended to customers. Costs associated with potential returns of products as well as allowable customer markdowns and operational charge backs, net of expected recoveries, are included as a reduction to net revenue and are part of the provision for allowances included in Accounts Receivable. These provisions result from seasonal negotiations as well as historic deduction trends, net expected recoveries and the evaluation of current market conditions. As of December 31, 2006, June 30, 2006 and December 31, 2005, Accounts Receivable was net of allowances of $4.2 million, $2.7 million and $2.6 million, respectively.

Inventories – Inventories are stated at the lower of cost or market, cost being determined on the first-in, first-out method. The majority of the Company’s inventory purchases are shipped FOB shipping point from the Company’s suppliers. The Company takes title and assumes the risk of loss when the merchandise is received at the boat or airplane overseas. The Company records inventory at the point of such receipt at the boat or airplane overseas. Reserves for slow moving and aged merchandise are provided to writedown inventory costs to net realizable value based on historical experience and current product demand. Inventory reserves were $1.2 million at December 31, 2006, $1.4 million at June 30, 2006, and $1.6 million at December 31, 2005. Inventory reserves are based upon the level of excess and aged inventory and the Company’s estimated recoveries on the sale of the inventory. While markdowns have been within expectations and the provisions established, the Company cannot guarantee that it will continue to experience the same level of markdowns as in the past.

Valuation of Long-Lived Assets, Trademarks and Goodwill – The Company periodically reviews the carrying value of its long-lived assets for continued appropriateness. This review is based upon projections of anticipated future undiscounted cash flows. While the Company believes that its estimates of future cash flows are reasonable, different assumptions regarding such cash flows could materially affect evaluations. The Company evaluates goodwill and trademarks at least annually or whenever events and changes in circumstances suggest that the carrying amount may not be recoverable from its estimated future cash flows. To the extent these future projections or the Company’s strategies change, the conclusion regarding impairment may differ from the current estimates.

Income Taxes – The Company’s results of operations have generated a federal tax net operating loss (‘‘NOL’’) carryforward of approximately $99.5 million as of June 30, 2006. Generally accepted accounting principles require that the Company record a valuation allowance against the deferred tax asset associated with this NOL if it is ‘‘more likely than not’’ that the Company will not be able to utilize it to offset future taxable income. As of December 31, 2006, based upon its evaluation of the

BERNARD CHAUS, INC. AND SUBSIDIARIES

Company’s historical and projected results of operations, the current business environment and the magnitude of the NOL, the Company recorded a full valuation allowance on its deferred tax assets including NOL’s. The provision for income taxes primarily relates to federal alternative minimum taxes (AMT) and state and local taxes. It is possible, however, that the Company could be profitable in the future at levels which cause management to conclude that it is more likely than not that the Company will realize all or a portion of the NOL carryforward. Upon reaching such a conclusion, the Company would record the estimated net realizable value of the deferred tax asset at that time and would then provide for income taxes at a rate equal to its combined federal and state effective rates. Subsequent revisions to the estimated net realizable value of the deferred tax asset could cause the Company’s provision for income taxes to vary from period to period, although its cash tax payments would remain unaffected until the benefit of the NOL is utilized.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk – The Company is subject to market risk from exposure to changes in interest rates based primarily on its financing activities. The market risk inherent in the financial instruments represents the potential loss in earnings or cash flows arising from adverse changes in interest rates. These debt obligations with interest rates tied to the prime rate are described in ‘‘Liquidity and Capital Resources’’, as well as Note 3 of the Notes to the Condensed Consolidated Financial Statements. The Company manages these exposures through regular operating and financing activities. The Company has not entered into any derivative financial instruments for hedging or other purposes. The following quantitative disclosures are based on the prevailing prime rate. These quantitative disclosures do not represent the maximum possible loss or any expected loss that may occur, since actual results may differ from these estimates.

At December 31, 2006 and 2005, the carrying amounts of the Company’s revolving credit borrowings and term loan approximated fair value. As of December 31, 2006, the Company’s revolving credit borrowings bore interest at 8.75% and the term loan bore interest at 9.25%. As of December 31, 2006, a hypothetical immediate 10% adverse change in prime interest rates relating to the Company’s revolving credit borrowings and term loan would have approximately a $0.1 million unfavorable impact on its earnings and cash flows over a one-year period.

Item 4.    Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Company’s Chairwoman and Chief Executive Officer and the Company’s Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Each fiscal quarter the Company carries out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chairwoman and Chief Executive Officer along with the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon the foregoing, the Company’s Chairwoman and Chief Executive Officer along with the Company’s Chief Financial Officer, concluded that, as of December 31, 2006, the Company’s disclosure controls and procedures were effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s Exchange Act reports.

During the fiscal quarter ended December 31, 2006, there has been no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

BERNARD CHAUS, INC. AND SUBSIDIARIES

PART II — OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders

(a)	The Annual Meeting of Stockholders of the Company was held on November 16, 2006 at 9:00 a.m.

(c)	At such meeting, the Stockholders voted on the election of four directors of the Company to serve until the next Annual Meeting of Stockholders and until their respective successors have been elected and qualified.

	Number of Shares
	For	Withheld
Philip G. Barach	36,887,371	72,517
Josephine Chaus	36,875,905	83,983
Harvey M. Krueger	36,886,306	73,582
S. Lee Kling	36,826,986	132,902

BERNARD CHAUS, INC. AND SUBSIDIARIES

Item 6.    Exhibits

*31	.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Josephine Chaus.
*31	.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Barton Heminover.
*32	.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Josephine Chaus.
*32	.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Barton Heminover.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BERNARD CHAUS, INC. (Registrant)
Date: February 2, 2007	By:	/s/ Josephine Chaus
JOSEPHINE CHAUS Chairwoman of the Board, and Chief Executive Officer
Date: February 2, 2007	By:	/s/ Barton Heminover
BARTON HEMINOVER Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Exhibit Title
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Josephine Chaus.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Barton Heminover.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Josephine Chaus.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Barton Heminover.