Form 10-Q
period 2007-03-31
CHAUS BERNARD INC
filed 2007-05-07
CIK 793983

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2007.

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

Large accelerated filer	Accelerated filer	Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).    Yes         No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Date	Class	Shares Outstanding
May 4, 2007	Common Stock, $0.01 par value	37,381,373

PART I — FINANCIAL INFORMATION

Item 1.    Financial Statements

BERNARD CHAUS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except number of shares and per share amounts)

	March 31, 2007	June 30, 2006	March 31, 2006
	(Unaudited)	(*)	(Unaudited)
Assets
Current Assets
Cash	$57	$120	$47
Accounts receivable – net	24,969	21,864	28,074
Accounts receivable – due from factor	3,050	1,390	1,625
Inventories – net	8,497	9,139	9,255
Prepaid expenses and other current assets	547	643	677
Total current assets	37,120	33,156	39,678
Fixed assets – net	2,973	3,154	3,283
Other assets – net	323	347	347
Trademarks	1,000	1,000	1,000
Goodwill	2,257	2,257	2,257
Total assets	$43,673	$39,914	$46,565
Liabilities and Stockholders’ Equity
Current Liabilities
Revolving credit borrowings	$6,122	$2,379	$9,065
Accounts payable	7,229	9,304	7,943
Accrued expenses	4,305	3,841	3,763
Term loan – current	1,700	1,700	1,700
Total current liabilities	19,356	17,224	22,471
Term loan	2,650	3,925	4,350
Long term liabilities	549	660	888
Deferred income taxes	351	282	245
Total liabilities	22,906	22,091	27,954
Stockholders’ Equity
Preferred stock, $.01 par value, authorized shares – 1,000,000; issued and outstanding shares – none	—	—	—
Common stock, $.01 par value, authorized shares – 50,000,000; issued shares – 37,443,643 at March 31, 2007, 37,590,085 at June 30, 2006 and 37,590,686 at March 31, 2006	374	376	376
Additional paid-in capital	133,323	133,449	133,401
Deficit	(110,989)	(114,061)	(113,011)
Accumulated other comprehensive loss	(461)	(461)	(675)
Less: Treasury stock at cost – 62,270 shares at March 31, 2007, June 30, 2006 and March 31, 2006	(1,480)	(1,480)	(1,480)
Total stockholders’ equity	20,767	17,823	18,611
Total liabilities and stockholders’ equity	$43,673	$39,914	$46,565

*	Derived from audited financial statements at June 30, 2006.

See accompanying notes to condensed consolidated financial statements.

BERNARD CHAUS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except number of shares and per share amounts)

	For the Three Months Ended		For the Nine Months Ended
	March 31, 2007	March 31, 2006	March 31, 2007	March 31, 2006
	(Unaudited)		(Unaudited)
Net revenue	$38,243	$39,731	$117,139	$100,451
Cost of goods sold	26,685	27,342	81,715	72,704
Gross profit	11,558	12,389	35,424	27,747
Selling, general and administrative expenses	10,626	11,104	31,292	30,738
Income (loss) from operations	932	1,285	4,132	(2,991)
Interest expense,net	334	297	876	721
Income (loss) before income tax provision	598	988	3,256	(3,712)
Income tax provision	35	37	184	112
Net income (loss)	$563	$951	$3,072	$(3,824)
Basic earnings (loss) per share	$0.02	$0.03	$0.08	$(0.10)
Diluted earnings (loss) per share	$0.01	$0.03	$0.08	$(0.10)
Weighted average number of common shares outstanding – basic	37,510,000	37,530,000	37,512,000	36,847,000
Weighted average number of common and common equivalent shares outstanding – diluted	38,042,000	38,030,000	37,966,000	36,847,000

See accompanying notes to condensed consolidated financial statements.

BERNARD CHAUS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Nine Months Ended
	March 31, 2007	March 31, 2006
	(Unaudited)
Operating Activities
Net income (loss)	$3,072	$(3,824)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	922	906
Stock compensation expense	41	149
Deferred income taxes	69	66
Changes in operating assets and liabilities:
Accounts receivable	(3,105)	(11,743)
Accounts receivable due from factor	(1,660)	64
Inventories	642	1,412
Prepaid expenses and other current assets	91	206
Accounts payable	(2,075)	(1,536)
Accrued expenses and long term liabilities	353	(1,025)
Net Cash Used In Operating Activities	(1,650)	(15,325)
Investing Activities
Purchases of fixed assets	(712)	(797)
Cash Used In Investing Activities	(712)	(797)
Financing Activities
Net proceeds from revolving credit borrowings	3,743	9,065
Principal payments on term loan	(1,275)	(1,275)
Repurchases and retirement of Common Stock	(193)	(19)
Net proceeds from issuance of stock	24	666
Net Cash Provided By Financing Activities	2,299	8,437
Decrease in cash and cash equivalents	(63)	(7,685)
Cash and cash equivalents, beginning of period	120	7,732
Cash and cash equivalents, end of period	$57	$47
Supplemental Disclosure of Cash Flow Information:
Cash paid for:
Taxes	$40	$64
Interest	$841	$673

See accompanying notes to condensed consolidated financial statements.

BERNARD CHAUS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Nine Months Ended March 31, 2007 and March 31, 2006

1.	Business and Summary of Significant Accounting Policies

Business:

Bernard Chaus, Inc. (the ‘‘Company’’ or ‘‘Chaus’’) designs, arranges for the manufacture of and markets an extensive range of women’s career and casual sportswear principally under the JOSEPHINE CHAUS® COLLECTION, JOSEPHINE CHAUS® SPORT, CHAUS®, CYNTHIA STEFFE®, and CYNTHIA CYNTHIA STEFFE® , trademarks and under private label brand names. The Company’s products are sold nationwide through department store chains, specialty retailers and other retail outlets. The Company has positioned its JOSEPHINE CHAUS product line sold through department store channels into the opening price points of the ‘‘better’’ category. In November 2002, the Company acquired certain assets of S.L. Danielle, Inc. (‘‘SL Danielle’’). SL Danielle designs, arranges for the manufacture of and markets women’s moderately priced clothing. In January 2004, the Company acquired certain assets of the Cynthia Steffe division of LF Brands Marketing, Inc., including inventory and intellectual property. In connection with such acquisition, the Company also acquired all the Cynthia Steffe trademarks from Cynthia Steffe. The Cynthia Steffe business designs, arranges for the manufacture of, markets and sells an upscale modern women’s apparel line, under the Cynthia Steffe trademarks. In June 2005 the Company signed a licensing agreement with Kenneth Cole Productions, Inc. to manufacture and sell women’s sportswear under the Kenneth Cole Reaction® label. In December 2005, the Company began shipping products bearing the Kenneth Cole Reaction label primarily to retail department stores. These Kenneth Cole Reaction products offer high-quality fabrications and styling at ‘‘better’’ price points. As used herein, fiscal 2007 refers to the fiscal year ended June 30, 2007, fiscal 2006 refers to the fiscal year ended June 30, 2006 and fiscal 2005 refers to the fiscal year ended June 30, 2005.

Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (‘‘generally accepted accounting principles’’) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending June 30, 2007 (‘‘fiscal 2007’’) or any other period. The balance sheet at June 30, 2006 has been derived from the audited financial statements at that date. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2006.

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

Credit Terms:

The Company extends credit to its customers, other than customers of Cynthia Steffe Acquisition, LLC (‘‘CS Acquisition’’) based upon an evaluation of the customer’s financial condition and credit history. CS Acquisition extends credit to the majority of its customers through a factoring agreement with The CIT Group/Commercial Services, Inc. (‘‘CIT’’). Under the factoring arrangement, the Company receives payment from CIT as of the earlier of: a) the date that CIT has been paid by the Company’s customers; b) the date of the customer’s longest maturity if the customer is in a bankruptcy or insolvency proceeding; or c) the last day of the third month following the customer’s longest maturity date if the receivable remains unpaid. CIT assumes only the risk of the Company’s customers’ insolvency or non-payment. All other receivable risks for customer deductions that reduce the customer receivable balances are retained by the Company, including, but not limited to, allowable customer markdowns, operational chargebacks, disputes, discounts, and returns. As of March 31, 2007 approximately 89 % of the Company’s accounts receivable was non-factored.

Accounts Receivable:

Accounts Receivable are net of allowances and anticipated discounts. An allowance for doubtful accounts is determined through analysis of the aging of accounts receivable at the date of the financial statements, assessments of collectibility based on historical trends and an evaluation of the impact of economic conditions. This amount is not significant primarily due to the Company’s history of minimal bad debts. An allowance for discounts is based on those discounts relating to open invoices where trade discounts have been extended to customers. Costs associated with potential returns of products as well as allowable customer markdowns and operational charge backs, net of expected recoveries, are included as a reduction to net revenue and are part of the provision for allowances included in Accounts Receivable. These provisions result from seasonal negotiations as well as historic deduction trends, net expected recoveries and the evaluation of current market conditions. As of March 31, 2007, June 30, 2006 and March 31, 2006, Accounts Receivable was net of allowances of $3.9 million, $2.7 million and $3.2 million, respectively.

Inventories:

Inventories are stated at the lower of cost or market, cost being determined on the first-in, first-out method. The majority of the Company’s inventory purchases are shipped FOB shipping point from the Company’s suppliers. The Company takes title and assumes the risk of loss when the merchandise is received at the boat or airplane overseas. The Company records inventory at the point of such receipt at the boat or airplane overseas. Reserves for slow moving and aged merchandise are provided to write down inventory costs to net realizable value based on historical experience and current product demand. Inventory reserves were $0.8 million at March 31, 2007, $1.4 million at June 30, 2006, and $1.5 million at March 31, 2006. Inventory reserves are based upon the level of excess and aged inventory and the Company’s estimated recoveries on the sale of the inventory. While markdowns have been within expectations and the provisions established, the Company cannot guarantee that it will continue to experience the same level of markdowns as in the past.

Cash and Cash Equivalents:

All highly liquid investments with an original maturity of three months or less at the date of purchase are classified as cash equivalents.

BERNARD CHAUS, INC. AND SUBSIDIARIES

Income Taxes:

The Company accounts for income taxes under the asset and liability method in accordance with Statement of Financial Accounting Standards (‘‘SFAS’’) No. 109, Accounting for Income Taxes. Deferred income taxes reflect the future tax consequences of differences between the tax bases of assets and liabilities and their financial reporting amounts at year-end. The Company periodically reviews its historical and projected taxable income and considers available information and evidence to determine if it is more likely than not that a portion of the deferred tax assets will be realized. A valuation allowance is established to reduce the deferred tax assets to the amount that is more likely than not to be realized. As of March 31, 2007, June 30, 2006 and March 31, 2006, based upon its evaluation, of historical and projected results of operation and the current business environment, the Company recorded a full valuation allowance on its deferred tax assets. If the Company determines that it is more likely than not that a portion of the deferred tax assets will be realized in the future, that portion of the valuation allowance will be reduced and the Company will provide for an income tax benefit in its Statement of Income at its estimated effective tax rate.

The Company has provided a deferred tax liability on the temporary differences associated with its indefinite-lived intangibles. The Company’s indefinite-lived intangibles are not amortized for book purposes. As the Company continues to amortize these intangible assets for tax purposes, it will provide a deferred tax liability on a temporary difference. The temporary difference will not reverse until such time as the assets are impaired or sold therefore the likelihood of being offset by the company’s net operating loss carryfoward is uncertain. There were no sales or impairments during all periods presented.

Stock-based Compensation:

The Company has a Stock Option Plan and accounts for the plan under SFAS No. 123 (revised 2004), ‘‘Share Based Payment’’ (‘‘SFAS No. 123R’’) which requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements.

Earnings Per Share:

Basic earnings (loss) per share have been computed by dividing the applicable net income (loss) by the weighted average number of common shares outstanding. Diluted earnings per share has been computed for the three months ended March 31, 2007, March 31, 2006 and for the nine months ended March 31, 2007 by dividing the applicable net income by the weighted average number of common shares outstanding and common equivalents. Potentially dilutive shares of 0.6 million were not included in the calculation of diluted net loss per share for the nine months ended March 31, 2006, as their inclusion would be antidilutive.

	For the Three Months Ended		For the Nine Months Ended
Denominator for earnings per share (in millions)	March 31, 2007	March 31, 2006	March 31, 2007	March 31, 2006
Denominator for basic earnings per share weighted-average shares outstanding	37.5	37.5	37.5	36.8
Assumed exercise of potential common shares	0.5	0.5	0.5	—
Denominator for diluted earnings per share	38.0	38.0	38.0	36.8

New accounting pronouncements:

In July 2006, the FASB issued SFAS Interpretation No. 48, ‘‘Accounting for Uncertainty in Income Taxes – An Interpretation of SFAS No. 109’’ (‘‘FIN 48’’). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax

BERNARD CHAUS, INC. AND SUBSIDIARIES

position taken or expected to be taken in a tax return. The evaluation of a tax position in accordance with FIN 48 is a two-step process. The Company first will be required to determine whether it is more-likely-than-not that a tax position, if any, will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. A tax position that meets the ‘‘more- likely-than-not’’ recognition threshold will then be measured to determine the amount of benefit to recognize in the financial statements based upon the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the effect of FIN 48 on its financial statements, if any.

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an Amendment of FASB Statements No. 87, 106, and 132(R) (‘‘SFAS No. 158’’). SFAS No. 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 also requires employers to measure the funded status of a plan as of the date of its year-end statement of financial position. A public company is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. The requirement to account for plan assets and benefit obligations as of the date of the employer’s fiscal year-end is effective for fiscal years ending after December 15, 2008. Earlier application of the recognition or measurement date provisions is encouraged. Retrospective application is not permitted. The Company does not believe that it will have a material effect on its financial statements.

2.    Inventories – net

	March 31, 2007	June 30, 2006	March 31, 2006
		(in thousands)
	(unaudited)		(unaudited)
Raw materials	$482	$534	$1,142
Work-in-process	119	101	291
Finished goods	7,896	8,504	7,822
Total	$8,497	$9,139	$9,255

Inventories are stated at the lower of cost, using the first in first-out (FIFO) method, or market. Included in finished goods inventories is merchandise in transit of approximately $3.5 million at March 31, 2007, $6.5 million at June 30, 2006 and $3.0 million at March 31, 2006.

3.    Financing Agreements

The Company has a financing agreement (the ‘‘Financing Agreement’’) with The CIT Group/Commercial Services, Inc. (‘‘CIT’’) which provides the Company with a $40 million revolving line of credit (the ‘‘Revolving Facility’’) with a $25 million sublimit for letters of credit, and a term loan (the ‘‘Term Loan’’).

At the option of the Company, the Revolving Facility and the Term Loan each may bear interest either at the JP Morgan Chase Bank Rate (‘‘Prime Rate’’) or the London Interbank Offered Rate (‘‘LIBOR’’). If the Company chooses the Prime Rate, the interest (i) on the Revolving Facility accrues at a rate of ½ of 1% above the Prime Rate (ii) on the Term Loan accrues at a rate of 1% above the Prime Rate. If the Company chooses LIBOR, the interest (i) on the Revolving Facility accrues at a rate of 2¾% above LIBOR (ii) on the Term Loan accrues at a rate of 3¾% above LIBOR. The Company has elected the Prime Rate option from the inception of the financing

BERNARD CHAUS, INC. AND SUBSIDIARIES

agreement through March 31, 2007. Each of the foregoing interest rates is subject to an annual upward or downward adjustment by ¼ of 1%, commencing with the month following delivery of the Company’s consolidated financial statements to CIT for fiscal 2007 based upon the Company’s borrowing availability, fixed charge coverage ratio and leverage ratio as in effect at each such adjustment period. The interest rate as of March 31, 2007 on the Revolving Facility was 8.75% and on the Term Loan was 9.25%.

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

The Financing Agreement contains numerous financial and operational covenants, including limitations on additional indebtedness, liens, dividends, stock repurchases and capital expenditures. In addition, the Company is required to maintain (i) specified levels of tangible net worth, (ii) minimum EBITDA (earnings before interest, taxes, depreciation and amortization), (iii) specified leverage ratios, and (iv) specified levels of minimum borrowing availability under the Revolving Facility. At March 31, 2007, the Company was in compliance with all of its covenants. In the event of the early termination by the Company of the Financing Agreement, the Company will be liable for termination fees of $150,000 if termination occurs prior to November 11, 2007. The Company may prepay at any time, in whole or in part, the Term Loan without penalty. The expiration of the Financing Agreement is October 1, 2008.

On September 21, 2006, the Company and CIT agreed to amend the Financing Agreement to modify the financial covenants to be consistent with the Company’s latest business plan for fiscal 2007.

On March 31, 2007, the Company had $2.4 million of outstanding letters of credit under the Revolving Facility, total availability of approximately $20.8 million under the Amended Financing Agreement, a balance of $4.4 million on the Term Loan and $6.1 million in revolving credit borrowings. On March 31, 2006, the Company had $3.4 million of outstanding letters of credit under the Revolving Facility, total availability of approximately $19.1 million under the Amended Financing Agreement, a balance of $6.1 million on the Term Loan and $9.1 million on the revolving credit borrowings. At June 30, 2006, the Company had $5.1 million of outstanding letters of credit, total availability of approximately $16.6 million, a balance of $5.6 million on the Term Loan and $2.4 million on the revolving credit borrowings.

Factoring Agreement

One of the Company’s subsidiaries, CS Acquisition has a factoring agreement with CIT which provides for a factoring commission equal to 6/10 of 1% of the gross face amount of all accounts factored by CIT up to $10 million ratably declining to a commission between .55% and .45% of the gross amount of the factored receivables in excess of $10 million. Such agreement has an annual minimum factoring fee of $50,000. The Factoring Agreement automatically renews on the Anniversary Date (March 31). The Company may terminate the agreement by giving at least 60 days prior written notice prior to the Anniversary Date. CIT may terminate the agreement by giving at least 60 days prior written notice of termination. The Company is obligated to pay to CIT a collateral management fee of $5,000 a month.

BERNARD CHAUS, INC. AND SUBSIDIARIES

4.    Pension Plan

Components of Net Periodic Benefit Cost

	Pension Plan		Pension Plan
	For the Three Months Ended		For the Nine Months Ended
	March 31, 2007	March 31, 2006	March 31, 2007	March 31, 2006
	(Unaudited)		(Unaudited)
	(In Thousands)		(In Thousands)
Service cost	$7	$8	$20	$24
Interest cost	26	24	78	72
Expected return on plan assets	(29)	(26)	(87)	(78)
Amortization of net loss	8	6	23	18
Net periodic benefit cost	$12	$12	$34	$36

Employer Contributions

For the Nine months ended March 31, 2007 the Company’s contribution to the pension plan was $87,000. The Company anticipates no additional contributions to fund its pension plan in fiscal 2007.

BERNARD CHAUS, INC. AND SUBSIDIARIES

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company has expanded its product mix over the past few years mainly through its acquisition of S.L. Danielle and Cynthia Steffe. In November 2002, the Company acquired certain assets of S.L. Danielle. S.L. Danielle designs, arranges for the manufacture of, markets and sells moderately priced women’s apparel lines. In January 2004, the Company purchased certain assets of the Cynthia Steffe, a division of LF Brands Marketing, Inc., including inventory and intellectual property. In connection with the acquisition, the Company also acquired all the Cynthia Steffe trademarks from Cynthia Steffe. The Cynthia Steffe business designs, arranges for the manufacture of, markets and sells an upscale modern women apparel line, under the Cynthia Steffe trademarks. In June 2005, the Company signed a licensing agreement with Kenneth Cole Productions, Inc. to manufacture and sell women’s sportswear under the Kenneth Cole Reaction (R) label. In December 2005, the Company began shipping products bearing the Kenneth Cole Reaction label primarily to retail department stores. The Company is targeting increased doors for the new line with its existing customers and additional retail department stores. These Kenneth Cole Reaction products offer high-quality fabrications and styling at ‘‘better’’ price points.

Results of Operations

The following table sets forth, for the periods indicated, certain items expressed as a percentage of net revenue.

	For the Three Months Ended		For the Nine Months Ended
	March 31, 2007	March 31, 2006	March 31, 2007	March 31, 2006
Net Revenue	100.0%	100.0%	100.0%	100.0%
Gross Profit	30.2%	31.2%	30.2%	27.6%
Selling, general and administrative expenses	27.8%	27.9%	26.7%	30.6%
Interest expense	0.9%	0.7%	0.7%	0.7%
Net Income (Loss)	1.5%	2.4%	2.6%	−3.8%

Net revenues for the quarter ended March 31, 2007 decreased by 3.8%, or $1.5 million, to $38.2 million from $39.7 million for the quarter ended March 31, 2006. Units sold decreased from 2.9 million to 2.4 million or approximately 17% and the overall price per unit increased from $13.90 to $16.10 or approximately 16%. The Company’s revenues decreased primarily due to an decrease in revenues in the Company’s Chaus product lines ($3.1 million) and private label    product lines ($3.7 million), partially offset by an increase in revenues in the Company’s licensed products ($4.3 million) and Cynthia Steffe product lines ($1.0 million).

Net revenues for the nine months ended March 31, 2007 increased by 16.6%, or $16.6 million, to $117.1 million from $100.5 million for the nine months ended March 31, 2006. Units sold increased from 6.4 million to 6.9 million or approximately 8% and the overall price per unit increased from $15.80 to $17.10 or approximately 8%. The Company’s revenues increased primarily due to an increase in revenues in the Company’s licensed product lines ($16.2 million). The increase in licensed product lines are primarily attributable to the Kenneth Cole Reaction label which the company began shipping in December 2005.

Gross profit for the quarter ended March 31, 2007 decreased $0.8 million to $11.6 million as compared to $12.4 million for the quarter ended March 31, 2006. As a percentage of net revenue, gross profit decreased to 30.2% for the quarter ended March 31, 2007 from 31.2% for the quarter ended March 31, 2006. The decrease in gross profit dollars was due to the decrease in gross profit in the Company’s Chaus product lines ($1.5 million) and private label product lines ($1.3 million), partially offset by an increase in gross profit from the Company’s licensed product lines ($1.2 million)

BERNARD CHAUS, INC. AND SUBSIDIARIES

and Cynthia Steffe product lines ($0.8 million). The decrease in gross profit percentage was primarily due to lower gross profit percentage in the Chaus and private label product lines partially offset by an increase in gross profit percentage in the Cynthia Steffe product lines.

Gross profit for the nine months ended March 31, 2007 increased $7.7 million to $35.4 million as compared to $27.7 million for the nine months ended March 31, 2006. As a percentage of net revenue, gross profit increased to 30.2% for the nine months ended March 31, 2007 from 27.6% for the nine months ended March 31, 2006. The increase in gross profit dollars was due to the increase in gross profit in the Company’s licensed product lines ($3.3 million), Cynthia Steffe product lines ($1.7 million), Chaus product lines ($1.5 million) and private label product lines ($1.2 million). The increase in gross profit percentage was attributable to an increase in gross profit percentage across all product lines primarily due to an increase in regular price sales and an increase in the overall price per unit.

Selling, general and administrative (‘‘SG&A’’) expenses decreased by $0.5 million to $10.6 million (27.8% of net revenue) for the quarter ended March 31, 2007 from $11.1 million (27.9% of net revenue) for the quarter ended March 31, 2006. The main components of the decrease in SG&A expenses for the quarter ended March 31, 2007 were design related costs ($0.4 million), total costs associated with warehouse expenses ($0.1 million) partially offset by an increase in professional fees and consulting fees ($0.2 million).

Selling, general and administrative (‘‘SG&A’’) expenses increased by $0.6 million to $31.3 million (26.7 % of net revenue) for the nine months ended March 31, 2007 from $30.7 million (30.6% of net revenue) for the nine months ended March 31, 2006. The main component of the increase in SG&A expenses for the nine months ended March 31,2007 were marketing related costs ($1.3 million), professional and consulting fees ($0.6 million) partially offset by a decrease in design related costs ($0.8 million) and a decrease in total costs associated with warehouse and distribution ($0.5 million) . Most of the increase in the Company’s marketing and advertising costs are attributable to costs associated with the Kenneth Cole Reaction label which the Company began shipping in December 2005.

Interest expense was approximately the same for the three months ended March 31, 2007 compared to the three months ended March 31, 2006 due to higher interest rates offset by lower borrowings. Interest expense increased approximately $0.2 million for the nine months ended March 31, 2007 as compared to the nine months ended March 31, 2006 primarily due to higher bank borrowings and higher interest rates.

The Company’s income tax provision for the quarters and nine months ended March 31, 2007 and 2006 includes provisions for state and local taxes, and a deferred provision for the temporary differences associated with the Company’s indefinite lived intangibles. The Company’s income tax provision for the quarter and nine months ended March 31, 2007 also includes federal alternative minimum taxes (AMT) resulting from the use of the Company’s net operating loss (NOL) carryforward from prior years.

The Company periodically reviews its historical and projected taxable income and considers available information and evidence to determine if it is more likely than not that a portion of the deferred tax assets will be realized. A valuation allowance is established to reduce the deferred tax assets to the amount that is more likely than not to be realized. As of March 31, 2007, June 30, 2006 and March 31, 2006, based upon its evaluation of taxable income and the current business environment, the Company recorded a full valuation allowance on its deferred tax assets including NOL’s. If the Company determines that it is more likely than not that a portion of the deferred tax assets will be realized in the future, that portion of the valuation allowance will be reduced and the Company will provide for an income tax benefit in its Statement of Income at its estimated effective tax rate. See discussion below under Critical Accounting Policies and Estimates regarding income taxes and the Company’s federal net operating loss carryforward.

BERNARD CHAUS, INC. AND SUBSIDIARIES

Financial Position, Liquidity and Capital Resources

General

Net cash used in operating activities was $1.7 million for the nine months ended March 31, 2007 as compared to net cash used in operating activities of $15.3 million for the nine months ended March 31, 2006. Net cash used in operating activities for the nine months ended March 31, 2007 resulted primarily from an increase in accounts receivable and accounts receivable due from factor ($4.8 million), a decrease in accounts payables ($2.1 million) partially offset by net income ($3.1 million), depreciation and amortization ($0.9 million) and a decrease in inventory ($0.6 million). The increase in accounts receivable of $4.8 million was predominately due to the increase in sales during the three months ended    March 31, 2007 as compared to the three months ended June 30, 2006. Part of the increase was also attributable to the mix of customers and their payment terms. The decrease in accounts payable of $2.1 million is due to an increase of $1.5 million in the timing of payment for inventory and a decrease in inventory of $0.6 million. Net cash used in operating activities for the nine months ended March 31, 2006 resulted primarily from the net loss ($4.0 million) an increase in accounts receivable and accounts receivable due from factor ($11.7 million) and a decrease in accounts payable ($1.5 million), partially offset by a decrease in inventory ($1.4 million).

Cash used in investing activities for the nine months ended March 31, 2007 was $0.7 million compared to $0.8 million in the previous year. The purchases of fixed assets for the nine months ended March 31, 2007 consisted primarily of capital expenditures for store fixtures and management information system upgrades. In fiscal 2007, the Company anticipates capital expenditures of approximately $1.0 million primarily for management information system upgrades and store fixtures. The unexpended portion of capital expenditures for the remainder of fiscal 2007 is approximately $0.3 million.

Net cash provided by financing activities of $2.3 million for the nine months ended March 31, 2007 was primarily the result of net proceeds from short-term bank borrowings of $3.7 million, partially offset by principal payments on term loan of $1.3 million. Net cash provided by financing activities of $8.4 million for the nine months ended March 31, 2006 was primarily the result from short term borrowings of $9.1 million, proceeds from exercise of stock options of $0.7 million partially offset by principal payments on the term loan of $1.3 million.

Financing Agreement

The Company has a financing agreement (the ‘‘Financing Agreement’’) with The CIT Group/Commercial Services, Inc. (‘‘CIT’’) which provides the Company with a $40 million revolving line of credit (the ‘‘Revolving Facility’’) with a $25 million sublimit for letters of credit, and as of March 31, 2007, a $4.4 million term loan (the ‘‘Term Loan’’).

At the option of the Company, the Revolving Facility and the Term Loan each may bear interest either at the JP Morgan Chase Bank Rate (‘‘Prime Rate’’) or the London Interbank Offered Rate (‘‘LIBOR’’). If the Company chooses the Prime Rate, the interest (i) on the Revolving Facility accrues at a rate of ½ of 1% above the Prime Rate (ii) on the Term Loan accrues at a rate of 1% above the Prime Rate. If the Company chooses LIBOR, the interest (i) on the Revolving Facility accrues at a rate of 2¾% above LIBOR (ii) on the Term Loan accrues at a rate of 3¾% above LIBOR. The Company has elected the Prime Rate option from the inception of the financing agreement through March 31, 2007. Each of the foregoing interest rates is subject to an annual upward or downward adjustment by ¼ of 1%, commencing with the month following delivery of the Company’s consolidated financial statements to CIT for fiscal 2007 based upon the Company’s borrowing availability, fixed charge coverage ratio and leverage ratio as in effect at each such adjustment period. The interest rate as of March 31, 2007 on the Revolving Facility was 8.75% and on the Term Loan was 9.25%.

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

The Financing Agreement contains numerous financial and operational covenants, including limitations on additional indebtedness, liens, dividends, stock repurchases and capital expenditures. In addition, the Company is required to maintain (i) specified levels of tangible net worth, (ii) minimum EBITDA (earnings before interest, taxes, depreciation and amortization), (iii) specified leverage ratios, and (iv) specified levels of minimum borrowing availability under the Revolving Facility. At March 31, 2007, the Company was in compliance with all of its covenants. In the event of the early termination by the Company of the Financing Agreement, the Company will be liable for termination fees of $150,000 if termination occurs prior to November 11, 2007. The Company may prepay at any time, in whole or in part, the Term Loan without penalty. The expiration of the Financing Agreement is October 1, 2008.

On September 21, 2006, the Company and CIT agreed to amend the Financing Agreement to modify the financial covenants to be consistent with the Company’s latest business plan for fiscal 2007.

On March 31, 2007, the Company had $2.4 million of outstanding letters of credit under the Revolving Facility, total availability of approximately $20.8 million under the Amended Financing Agreement, a balance of $4.4 million on the Term Loan and $6.1 million in revolving credit borrowings. On March 31, 2006, the Company had $3.4 million of outstanding letters of credit under the Revolving Facility, total availability of approximately $19.1 million under the Amended Financing Agreement, a balance of $6.1 million on the Term Loan and $9.1 million on the revolving credit borrowings. At June 30, 2006, the Company had $5.1 million of outstanding letters of credit, total availability of approximately $16.6 million, a balance of $5.6 million on the Term Loan and $2.4 million on revolving credit borrowings.

Factoring Agreement

One of the Company’s subsidiaries, CS Acquisition has a factoring agreement with CIT which provides for a factoring commission equal to 6/10 of 1% of the gross face amount of all accounts factored by CIT up to $10 million ratably declining to a commission between .55% and .45% of the gross amount of the factored receivables in excess of $10 million. Such agreement has an annual minimum factoring fee of $50,000. The Factoring Agreement automatically renews on the Anniversary Date (March 31). The Company may terminate the agreement by giving at least 60 days prior written notice prior to the Anniversary Date. CIT may terminate the agreement by giving at least 60 days prior written notice of termination. The Company is obligated to pay to CIT a collateral management fee of $5,000 a month.

Future Financing Requirements

At March 31, 2007, the Company had working capital of $17.8 million as compared with working capital of $17.2 million at March 31, 2006. The Company’s business plan requires the availability of sufficient cash flow and borrowing capacity to finance its product lines and to meet its cash needs for the launch and support of the Kenneth Cole product lines. The Company is obligated to incur approximately $1.7 million through December 31, 2007 to support initial launch of the Kenneth Cole licensed products. The Company expects to satisfy such requirements through cash on hand, cash flow from operations and borrowings under its financing agreements. The Company believes that it has adequate resources to meet its needs for the foreseeable future assuming that it meets its business plan and satisfies the covenants set forth in the Financing Agreement.

The foregoing discussion contains forward-looking statements which are based upon current expectations and involve a number of uncertainties, including the Company’s ability to maintain its

BERNARD CHAUS, INC. AND SUBSIDIARIES

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

Accounts Receivable – Accounts Receivable are net of allowances and anticipated discounts. An allowance for doubtful accounts is determined through analysis of the aging of accounts receivable at the date of the financial statements, assessments of collectibility based on historical trends and an evaluation of the impact of economic conditions. This amount is not significant primarily due to the Company’s history of minimal bad debts. An allowance for discounts is based on those discounts relating to open invoices where trade discounts have been extended to customers. Costs associated with potential returns of products as well as allowable customer markdowns and operational charge backs, net of expected recoveries, are included as a reduction to net revenue and are part of the provision for allowances included in Accounts Receivable. These provisions result from seasonal negotiations as well as historic deduction trends, net expected recoveries and the evaluation of current market conditions. As of March 31, 2007, June 30, 2006 and March 31, 2006, Accounts Receivable was net of allowances of $3.9 million, $2.7 million and $3.2 million, respectively.

Inventories – Inventories are stated at the lower of cost or market, cost being determined on the first-in, first-out method. The majority of the Company’s inventory purchases are shipped FOB shipping point from the Company’s suppliers. The Company takes title and assumes the risk of loss when the merchandise is received at the boat or airplane overseas. The Company records inventory at the point of such receipt at the boat or airplane overseas. Reserves for slow moving and aged merchandise are provided to writedown inventory costs to net realizable value based on historical experience and current product demand. Inventory reserves were $0.8 million at March 31, 2007, $1.4 million at June 30, 2006, and $1.5 million at March 31, 2006. Inventory reserves are based upon the level of excess and aged inventory and the Company’s estimated recoveries on the sale of the inventory. While markdowns have been within expectations and the provisions established, the Company cannot guarantee that it will continue to experience the same level of markdowns as in the past.

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

BERNARD CHAUS, INC. AND SUBSIDIARIES

Income Taxes – The Company’s results of operations have generated a federal tax net operating loss (‘‘NOL’’) carryforward of approximately $99.4 million as of June 30, 2006. Generally accepted accounting principles require that the Company record a valuation allowance against the deferred tax asset associated with this NOL if it is ‘‘more likely than not’’ that the Company will not be able to utilize it to offset future taxable income. As of March 31, 2007, based upon its evaluation of the Company’s historical and projected results of operations, the current business environment and the magnitude of the NOL, the Company recorded a full valuation allowance on its deferred tax assets including NOL’s. The provision for income taxes primarily relates to federal alternative minimum taxes (AMT) and state and local taxes. It is possible, however, that the Company could be profitable in the future at levels which cause management to conclude that it is more likely than not that the Company will realize all or a portion of the NOL carryforward. Upon reaching such a conclusion, the Company would record the estimated net realizable value of the deferred tax asset at that time and would then provide for income taxes at a rate equal to its combined federal and state effective rates. Subsequent revisions to the estimated net realizable value of the deferred tax asset could cause the Company’s provision for income taxes to vary from period to period, although its cash tax payments would remain unaffected until the benefit of the NOL is utilized.

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

At March 31, 2007 and 2006, the carrying amounts of the Company’s revolving credit borrowings and term loan approximated fair value. As of March 31, 2007, the Company’s revolving credit borrowings bore interest at 8.75% and the term loan bore interest at 9.25%. As of March 31, 2007, a hypothetical immediate 10% adverse change in prime interest rates relating to the Company’s revolving credit borrowings and term loan would have approximately a $0.1 million unfavorable impact on its earnings and cash flows over a one-year period.

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

Each fiscal quarter the Company carries out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chairwoman and Chief Executive Officer along with the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon the foregoing, the Company’s Chairwoman and Chief Executive Officer along with

BERNARD CHAUS, INC. AND SUBSIDIARIES

the Company’s Chief Financial Officer, concluded that, as of March 31, 2007, the Company’s disclosure controls and procedures were effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s Exchange Act reports.

During the fiscal quarter ended March 31, 2007, there has been no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

BERNARD CHAUS, INC. (Registrant)
Date: May 04, 2007	By:	/s/ Josephine Chaus
JOSEPHINE CHAUS Chairwoman of the Board, and Chief Executive Officer
Date: May 04, 2007	By:	/s/ Barton Heminover
BARTON HEMINOVER Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Exhibit Title
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Josephine Chaus.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Barton Heminover.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Josephine Chaus.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Barton Heminover.