Form 10-K
period 2007-06-30
CHAUS BERNARD INC
filed 2007-09-28
CIK 793983

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2007
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes       No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes       No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes       No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of ‘‘accelerated filer and large accelerated filer’’ in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer	Accelerated filer	Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).    Yes       No

The aggregate market value of the voting and non-voting common equity held by nonaffiliates of the registrant on December 31, 2006 was $18,112,000.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Date	Class	Shares Outstanding
September 19, 2007	Common Stock, $0.01 par value	37,381,373

Documents Incorporated by Reference	Location in Form 10-K in which incorporated
Portions of registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held November 15, 2007.	Part III

PART I

Item 1.    Business.

General

Bernard Chaus, Inc. (the ‘‘Company’’ or ‘‘Chaus’’) designs, arranges for the manufacture of and markets an extensive range of women’s career and casual sportswear principally under the JOSEPHINE CHAUS® COLLECTION, JOSEPHINE CHAUS® SPORT, CHAUS®, CYNTHIA STEFFE®, and CYNTHIA CYNTHIA STEFFE® trademarks and under private label brand names. The Company’s products are sold nationwide through department store chains, specialty retailers and other retail outlets. The Company’s JOSEPHINE CHAUS product lines sold through the department store channels are in the opening price points of the ‘‘better’’ category. The Company’s CYNTHIA STEFFE product lines are an upscale contemporary women’s apparel line sold through department stores and specialty stores. The Company’s private label product lines are sold to various customers according to their specifications. The Company also has a license agreement with Kenneth Cole Productions, Inc. to manufacture and sell women’s sportswear under various labels. The Company began shipping products in December 2005 bearing the Kenneth Cole Reaction label primarily to retail department stores. These Kenneth Cole Reaction products offer high-quality fabrications and styling at ‘‘better’’ price points. As used herein, fiscal 2007 refers to the fiscal year ended June 30, 2007, fiscal 2006 refers to the fiscal year ended June 30, 2006 and fiscal 2005 refers to the fiscal year ended June 30, 2005.

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

On June 13, 2005, the Company and Kenneth Cole Productions, Inc. (the ‘‘Purchaser’’) entered into a Stock Purchase Agreement, pursuant to which the Purchaser purchased from the Company six million shares of newly issued shares of common stock for an aggregate purchase price of $6.0 million.

Products

The Company markets its products as coordinated groups of jackets, skirts, pants, blouses, sweaters and related accessories principally under the following brand names that also include products for women and petite sizes:

Josephine Chaus   —   a collection of better tailored career clothing that includes tailored suits, dresses, jackets, sweaters, skirts and pants.

Chaus   —   a line of separate items that includes skirts, pants, sweaters and knit tops.

Cynthia Steffe and Cynthia Cynthia Steffe   —   a collection of upscale contemporary clothing that includes tailored suits, dresses, jackets, skirts and pants.

Kenneth Cole   —    a better sportswear line focused on a contemporary customer. On June 13, 2005, the Company entered into a license agreement with Kenneth Cole Productions (LIC), Inc. (the ‘‘KCP’’) which was subsequently amended on September 26, 2007. The license agreement grants the Company an exclusive license to design, manufacture, sell and distribute women’s sportswear under the Licensor’s trademark ‘‘KENNETH COLE REACTION’’ in the United States in the women’s better sportswear and better petite sportswear department of approved department stores and approved specialty retailers. The Company began initial shipments of this line in December 2005. The initial term of the license expires on June 30, 2011 but may be extended under certain circumstances. Pursuant to the amendment, KCP has agreed not to sell women’s sportswear, or license any other party to sell women’s sportswear, in the United States in the women’s better sportswear and better petite sportswear department of approved department stores and approved specialty retailers bearing the mark KENNETH COLE NEW YORK under its cream label. While KCP retains the ability to sell products bearing the mark KENNETH COLE NEW

YORK under its black label in the same channels, it is expected that products bearing the cream label and products bearing the black label will not typically be sold in the same stores. It is also the expectation of the parties that in the stores where the cream label and black label lines overlap, the black label products will be sold in different and more exclusive departments, and will have a distinctly higher price point, than the cream label products. The license agreement permits early termination by the Company or the Licensor under certain circumstances. The Company has the option to renew the license agreement for an additional term of three years if it meets specified sales targets and is in compliance with the agreement. The license agreement also requires the Company to achieve certain minimum sales levels, to pay specified royalties and advertising on net sales, to pay certain minimum royalties and advertising and to maintain a minimum net worth.

Private Label   —   the Company also sells private label apparel manufactured according to customers’ specifications.

The above products, while sold as separates, are coordinated by styles, color schemes and fabrics and are designed to be merchandised and worn together. The Company believes that the target consumers for its products are women aged 25 to 65.

During fiscal 2007, the suggested retail prices of the Company’s Chaus products sold in the department store channels ranged in price between $39.00 and $149.00. The Company’s jackets ranged in price between $89.00 and $149.00, its skirts and pants ranged in price between $49.00 and $89.00, and its knit tops, blouses and sweaters ranged in price between $39.00 and $99.00.

During fiscal 2007, the suggested retail prices of the Company’s Cynthia Steffe products ranged in price between $130.00 and $660.00. The Company’s Cynthia Steffe jackets ranged in price between $265.00 and $660.00, its skirts and pants ranged in price between $150.00 and $295.00, its blouses and sweaters ranged in price between $130.00 and $395.00, and its dresses ranged in price between $200.00 and $660.00.

During fiscal 2007, the suggested retail prices of the Company’s Kenneth Cole Reaction products ranged in price between $29.00 and $169.00. The Company’s Kenneth Cole Reaction jackets ranged in price between $99.00 and $169.00, its skirts and pants ranged in price between $79.00 and $99.00, its knit tops, blouses, and sweaters ranged in price between $29.00 and $129.00 and dresses ranged in price between $99.00 and $169.00.

The following table sets forth a breakdown by percentage of the Company’s net revenue by class for fiscal 2005 through fiscal 2007:

	Fiscal Year Ended June 30,
	2007	2006	2005
Josephine Chaus and Chaus	40%	46%	49%
Private Labels	27	33	31
Licensed Products	17	5	—
Cynthia Steffe and Cynthia Cynthia Steffe	16	16	20
Total	100%	100%	100%

Business Segments

The Company operates in one segment, women’s career and casual sportswear. In addition, less than 1% of total revenue is derived from customers outside the United States. The majority of the Company’s long-lived assets are located in the United States. Financial information about this segment can be found in the Company’s consolidated financial statements, which are included herein, commencing on page F-1.

Customers

The Company’s products are sold nationwide in an estimated 5,000 stores operated by approximately 775 department store chains, specialty retailers and other retail outlets. The Company does not have any long-term commitments or contracts with any of its customers.

The Company extends credit to its customers based on an evaluation of the customer’s financial condition and credit history, except for customers of the Company’s wholly owned subsidiary, Cynthia Steffe Acquisition, LLC (‘‘CS Acquisition’’). CS Acquisition has a Factoring Agreement with The CIT Group/Commercial Services, Inc. (‘‘CIT’’) pursuant to which the Company receives payment from CIT as of the earlier of: a) the date that CIT has been paid by the Company’s customers; b) the date of the customer’s longest maturity if the customer is in a bankruptcy or insolvency proceeding; or c) the last day of the third month following the customer’s longest maturity date if the receivable remains unpaid. CIT assumes only the risk of the Company’s customers’ insolvency or non-payment. All other receivable risks for customer deductions that reduce the customer receivable balances are retained by the Company, including, but not limited to, allowable customer markdowns, operational chargebacks, disputes, discounts, and returns.

At June 30, 2007 and 2006, approximately 91% and 94%, respectively of the Company’s accounts receivable was non factored. At June 30, 2007 and 2006, approximately 67 % and 65 % respectively, of the Company’s accounts receivable were due from customers owned by three single corporate entities. During fiscal 2007, approximately 58% of the Company’s net revenue was from three corporate entities – Sam’s Club (23%), Dillard’s Department Stores (22%) and TJX Companies (13%). During fiscal 2006, approximately 54% of the Company’s net revenue was from three corporate entities – Dillard’s Department Stores (23%), Sam’s Club (22%) and TJX Companies (9%). During fiscal 2005, approximately 59% of the Company’s net revenue was from three corporate entities – Dillards Department Stores (22%), Sam’s Club (20%) and TJX Companies (17%). As a result of the Company’s dependence on its major customers, such customers may have the ability to influence the Company’s business decisions. The loss of or significant decrease in business from any of its major customers could have a material adverse effect on the Company’s financial position and results of operations. In addition, the Company’s ability to achieve growth in revenues is dependent, in part, on its ability to identify new distribution channels.

Sales and Marketing

The Company’s selling operation is highly centralized. Sales to the Company’s department and specialty store customers are made primarily through the Company’s New York City showrooms. As of June 30, 2007, the Company had an in-house sales force of 13, all of whom are located in the New York City showrooms. The Company’s Cynthia Steffe subsidiary also employs independent sales representatives to market its products to specialty stores throughout the country.

Products are marketed to department and specialty store customers during ‘‘market weeks,’’ generally four to five months in advance of each of the Company’s selling seasons. The Company assists its customers in allocating their purchasing budgets among the items in the various product lines to enable consumers to view the full range of the Company’s offerings in each collection. During the course of the retail selling seasons, the Company monitors its product sell-through at retail in order to directly assess consumer response to its products.

The Company emphasizes the development of long-term customer relationships by consulting with its customers concerning the style and coordination of clothing purchased by the store, optimal delivery schedules, floor presentation, pricing and other merchandising considerations. Frequent communications between the Company’s senior management and other sales personnel and their counterparts at various levels in the buying organizations of the Company’s customers is an essential element of the Company’s marketing and sales efforts. These contacts allow the Company to closely monitor retail sales volume to maximize sales at acceptable profit margins for both the Company and its customers. The Company’s marketing efforts attempt to build upon the success of prior selling seasons to encourage existing customers to devote greater selling space to the Company’s product lines and to penetrate additional individual stores within the Company’s existing customers. The Company’s largest customers discuss with the Company retail trends and their plans regarding their anticipated levels of total purchases of Company products for future seasons. These discussions are intended to assist the Company in planning the production and timely delivery of its products.

Design

The Company’s products and certain of the fabrics from which they are made are designed by an in-house staff of 32 fashion designers. The Company believes that its design staff is well regarded for its distinctive styling and its ability to contemporize fashion classics. Emphasis is placed on the coordination of outfits and quality of fabrics to encourage the purchase of more than one garment.

Manufacturing and Distribution

The Company does not own any manufacturing facilities; all of its products are manufactured in accordance with its design specifications and production schedules through arrangements with independent manufacturers. The Company believes that outsourcing its manufacturing maximizes its flexibility while avoiding significant capital expenditures, work-in-process buildup and the costs of a large workforce. Approximately 93% of its product is manufactured by independent suppliers located primarily in China, Hong Kong and elsewhere in the Far East and Guatemala. Approximately 7% of the Company’s products are manufactured in the United States. No contractual obligations exist between the Company and its manufacturers except on an order-by-order basis. During fiscal 2007, the Company purchased approximately 70% of its finished goods from its ten largest manufacturers, including approximately 16% of its purchases from its largest manufacturer. Contracting with foreign manufacturers enables the Company to take advantage of prevailing lower labor rates and to use a skilled labor force to produce high quality products.

Generally, each manufacturer agrees to produce finished garments on the basis of purchase orders from the Company, specifying the price and quantity of items to be produced and in many cases, supported by a letter of credit naming the manufacturer as beneficiary to secure payment for the finished garments.

The Company’s technical production support staff, located in New York City, coordinates the production of patterns and the production of samples from the patterns by its production staff and by overseas manufacturers. The production staff also coordinates the marking and the grading of the patterns in anticipation of production by overseas manufacturers. The overseas manufacturers produce finished garments in accordance with the production samples and obtain necessary quota allocations and other requisite customs clearances. Branch offices of the Company’s subsidiaries in Hong Kong and Korea monitor production at each manufacturing facility to control quality, compliance with the Company’s specifications and timely delivery of finished garments, and arrange for the shipment of finished products to the Company’s third party distributors. The Company closed its Korean office in August 2007. The Company’s Hong Kong office has assumed the functions previously provided by the Korean office. The Company utilizes third party distributors in New Jersey, California and Florida for shipping of its finished goods.

The Company believes that the number and geographical diversity of its manufacturing sources minimize the risk of adverse consequences that would result from termination of its relationship with any of its larger manufacturers. The Company also believes that it would have the ability to develop, over a reasonable period of time, adequate alternate manufacturing sources should any of its existing arrangements terminate. However, should any substantial number of such manufacturers become unable or unwilling to continue to produce apparel for the Company or to meet their delivery schedules, or if the Company’s present relationships with such manufacturers were otherwise materially adversely affected, there can be no assurance that the Company would find alternate manufacturers of finished goods on satisfactory terms to permit the Company to meet its commitments to its customers on a timely basis. In such event, the Company’s operations could be materially disrupted, especially over the short-term. The Company believes that relationships with its major manufacturers are satisfactory.

The Company uses a broad range of fabrics selected by the Company in the production of its clothing, consisting of synthetic fibers (including polyester and acrylic), natural fibers (including cotton and wool), and blends of natural and synthetic fibers. The Company does not have any formal, long-term arrangements with any fabric or other raw material supplier. During fiscal 2007, most of the fabrics used in the Company’s products manufactured in the Far East were ordered from a limited number of suppliers located in China, Hong Kong and Korea. To date, the Company has not experienced any significant difficulty in obtaining fabrics or other raw materials and considers its sources of supply to be adequate.

The Company operates under substantial time constraints in producing each of its collections. Orders from the Company’s customers generally proceed the related shipping period by up to four months. In order to make timely delivery of merchandise which reflects current style trends and tastes, the Company attempts to schedule a substantial portion of its fabric and manufacturing commitments relatively late in a production cycle. However, in order to secure adequate amounts of quality raw materials, especially greige (i.e., ‘‘undyed’’) goods, the Company must make some advance commitments to suppliers of such goods. Many of these early commitments are made subject to changes in colors, assortments and/or delivery dates.

Imports and Import Restrictions

The Company’s arrangements with its manufacturers and suppliers are subject to the risks attendant to doing business abroad, including the availability of quota and other requisite customs clearances, the imposition of export duties, political and social instability, currency revaluations, and restrictions on the transfer of funds. Until January 2005 the Company’s Textile apparel was subject to quota. Quota represents the right to export amounts of certain categories of merchandise into a country. On January 1, 2005 pursuant to an Agreement on Textile and Clothing quotas were eliminated for World Trade Organization (‘‘WTO’’) member countries, including the United States. Although quotas were eliminated, China’s accession agreement for membership in the WTO provides that the WTO member countries, including the United States reserves the right to impose quotas or other penalties if it determines that imports from China has surged and caused a market disruption.

The United States and the countries in which the Company’s products are manufactured may, from time to time, impose new quotas, duties, tariffs or other restrictions, or adversely adjust presently prevailing quotas, duty or tariff levels, with the result that the Company’s operations and its ability to continue to import products at current or increased levels could be adversely affected. The Company cannot predict the likelihood or frequency of any such events occurring. The Company monitors duty, tariff and quota-related developments, and seeks continually to minimize its potential exposure to quota-related risks through, among other measures, geographical diversification of its manufacturing sources, allocation of production of merchandise categories where more quota is available and shifts of production among countries and manufacturers. The expansion in the past few years of the Company’s varied manufacturing sources and the variety of countries in which it has potential manufacturing arrangements, although not the result of specific import restrictions, have had the result of reducing the potential adverse effect of any increase in such restrictions. In addition, substantially all of the Company’s products are subject to United States customs duties. Due to the large portion of the Company’s products, which are produced abroad, any substantial disruption of its foreign suppliers could have a material adverse effect on the Company’s operations and financial condition.

Backlog

As of August 27, 2007 and 2006, the Company’s order book reflected unfilled customer orders for approximately $47.3 million and $68.9 million of merchandise, respectively. Order book data at any date are materially affected by the timing of the initial showing of collections to the trade, as well as by the timing of recording of orders and of shipments. The order book represents customer orders prior to discounts. Accordingly, a comparison of unfilled orders from period to period is not necessarily meaningful and may not be indicative of eventual actual shipments.

Trademarks

CHAUS, CHAUS & CO., JOSEPHINE, JOSEPHINE CHAUS, CYNTHIA STEFFE, CYNTHIA CYNTHIA STEFFE and FRANCES & RITA are registered trademarks of the Company for wearing apparel. The Company considers its trademarks to be strong and highly recognized, and to have significant value in the marketing of its products. The Company has also registered and made filings for many of its trademarks for use in other categories including accessories, fragrances, cosmetics and related retail selling services in certain foreign countries, including the European Union.

The Company has an exclusive license with Kenneth Cole Productions (LIC), Inc. to design, manufacture and distribute wholesale women’s sportswear bearing the mark Kenneth Cole Reaction® for sale on women’s better sportswear and or better petite sportswear of approved department stores and approved specialty retailers and under certain circumstances additional Kenneth Cole labels. See ‘‘Products – Kenneth Cole’’.

Competition

The women’s apparel industry is highly competitive, both within the United States and abroad. The Company competes with many apparel companies, some of which are larger, and have better established brand names and greater resources than the Company. A greater number of competitors have been making branded products available to various channels of distribution increasing competition for the Company. In some cases the Company also competes with private-label brands of its department store customers.

The Company believes that an ability to effectively anticipate, gauge and respond to changing consumer demand and taste relatively far in advance, as well as an ability to operate within substantial production and delivery constraints (including obtaining necessary quota allocations), is necessary to compete successfully in the women’s apparel industry. Consumer and customer acceptance and support, which depend primarily upon styling, pricing, quality (both in material and production), and product identity, are also important aspects of competition in this industry. The Company believes that its success will depend upon its ability to remain competitive in these areas.

Furthermore, the Company’s traditional department store customers, which account for a substantial portion of the Company’s business, encounter intense competition from off-price and discount retailers, mass merchandisers and specialty stores. The Company believes that its ability to increase its present levels of sales will depend on such customers’ ability to maintain their competitive position and the Company’s ability to increase its market share of sales to department stores and other retailers.

Employees

At June 30, 2007, the Company employed 228 employees as compared with 223 employees at June 30, 2006. This total includes 52 in managerial and administrative positions, approximately 86 in design, production and production administration, and 19 in marketing, merchandising and sales. Of the Company’s total employees, 71 were located in the Far East. The Company is a party to a collective bargaining agreement with the Amalgamated Workers Union, Local 88, covering 6 full-time employees located at our technical production support facility at 519 Eighth Avenue in New York City. This agreement expires August 31, 2008. The Company is also party to an agreement with the New York Metropolitan Joint Board Local 89-22-1 and Local 10 Unite here, AFL-CIO covering 10 full-time employees. This agreement expired on September 1, 2007. The Company is negotiating a new contract with this union.

The Company considers its relations with its employees to be satisfactory and has not experienced any business interruptions as a result of labor disagreements with its employees.

Executive Officers

The executive officers of the Company are:

NAME	AGE	POSITION
Josephine Chaus	56	Chairwoman of the Board and Chief Executive Officer
Barton Heminover	53	Chief Financial Officer

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

Barton Heminover was appointed Chief Financial Officer in August 2002 and served as Vice President of Finance from January 2000 through August 2002 and as Vice President – Corporate Controller from July 1996 to January 2000. From January 1983 to July 1996 he was employed by Petrie Retail, Inc. (formerly Petrie Stores Corporation), a woman’s retail apparel chain, serving as Vice President/Treasurer from 1986 to 1994 and as Vice President/Financial Controller from 1994 to 1996.

Forward Looking Statements

Certain statements contained herein are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that have been made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements are indicated by words or phrases such as ‘‘anticipate,’’ ‘‘estimate,’’ ‘‘project,’’ ‘‘expect,’’ ‘‘believe’’ and similar words or phrases. Such statements are based on current expectations and are subject to certain risks, uncertainties and assumptions, including, but not limited to, the overall level of consumer spending on apparel; the financial strength of the retail industry, generally and the Company’s customers in particular; changes in trends in the market segments in which the Company competes and the Company’s ability to gauge and respond to changing consumer demands and fashion trends; the level of demand for the Company’s products; the Company’s dependence on its major department store customers; the success of the Kenneth Cole license agreement; the highly competitive nature of the fashion industry; the Company’s ability to satisfy its cash flow needs, including the cash requirements under the Kenneth Cole license agreement, by meeting its business plan and satisfying the financial covenants in its credit facility; the Company’s ability to operate within production and delivery constraints, including the risk of failure of manufacturers to deliver products in a timely manner or to quality standards; the Company’s ability to meet the requirements of the Kenneth Cole license agreement; the Company’s ability to operate effectively in the new quota environment, including changes in sourcing patterns resulting from the elimination of quota on apparel products; the Company’s ability to attract and retain qualified personnel; and changes in economic or political conditions in the markets where the Company sells or sources its products, including war and terrorist activities and their effects on shopping patterns, as well as other risks and uncertainties set forth in the Company’s publicly-filed documents, including this Annual Report on Form 10-K. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. The Company disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 1A.    Risk Factors.

We rely on a few significant customers and the decrease in business from one or more of these significant customers could have a material adverse impact on our business.    During fiscal 2007, approximately 58% of our net revenue was from three corporate entities – Sam’s Club (23%), Dillard’s Department Stores (22%) and TJX Companies (13%). We have no long term agreements with our customers and a decision by any of these key customers to reduce the amount of purchases from us whether motivated by strategic and operational initiatives, or financial difficulties could have a material adverse impact on our business, financial condition and results of operations. Continued vertical integration by retailers and the development of their own labels could also result in a decrease in business which could have a material adverse impact on us.

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

We use foreign suppliers for the manufacturing of our products.    We do not own any manufacturing facilities; all of our products are manufactured in accordance with our design specifications and production schedules through arrangements with independent manufacturers. Approximately 93% of our products are manufactured by independent suppliers located primarily in China, Hong Kong and elsewhere in the Far East and Guatemala. Approximately 7% of our products are manufactured in the United States. No contractual obligations exist between us and our manufacturers except on an order-by-order basis. During fiscal 2007, we purchased approximately 70% of our finished goods from our ten largest manufacturers, including approximately 16% of our purchases from our largest manufacturer. The inability of a manufacturer to ship orders on a timely manner in accordance with our specifications could have a material adverse impact on us. Our customers could refuse to accept deliveries, cancel orders, request significant reduction in purchase price or vendors allowances.

There are other risks associated with using foreign manufacturers like:

•	Political and labor instability with foreign countries

•	Terrorism, military conflict or war

•	Changes in quotas, duty rates or other politically imposed restrictions by foreign countries or the United States

•	Delays in the delivery of cargo due to security considerations or other shipping disruptions

•	A decrease in availability or increase in the cost of raw materials

The success of our Kenneth Cole licensed products depends on the value of the licensed brands and our achieving sufficient sales to offset the minimum royalty payments we must pay with respect to these products. The success of our Kenneth Cole licensed products depends on the value of the Kenneth Cole name. Our sales of these products could decline if Kenneth Cole’s image or reputation were to be negatively impacted. If sales of our Kenneth Cole licensed products decline, our profitability and earnings could be negatively affected because we would remain obligated to pay minimum royalties. Under our license agreement with KCP, we are required to achieve certain minimum sales levels, to pay certain minimum royalties and advertising and to maintain a minimum net worth. If we fail to make the minimum payments, maintain the required minimum sales, or maintain the required minimum net worth levels, KCP will have the right to terminate the license agreement. If KCP were to terminate the license agreement, our revenues would decrease.

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

Risks associated with the ownership of Common Stock.    As of June 30, 2007, our Chairwoman and Chief Executive Officer owned approximately 50.4% of our outstanding stock. Accordingly, she has the ability to exert significant influence over our management and policies, such as the election of our directors, the appointment of new management and the approval of any other action requiring the approval of our stockholders, including any amendments to our certificate of incorporation, a sale of all or substantially all of our assets or a merger.

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

Item 2.    Properties.

The Company’s principal executive office is located at 530 Seventh Avenue in New York City where the Company leases approximately 28,000 square feet. This lease expires in May 2009. This facility also houses the Company’s Chaus, and Kenneth Cole showrooms and its sales, design, production and merchandising staffs. Net base rental expense for the executive offices aggregated approximately $0.9 million a year.

The Company’s Cynthia Steffe subsidiary is located at 550 Seventh Avenue in New York City where the Company leases approximately 12,000 square feet. This lease expires in October 2013 and the net base rental expense is approximately $0.3 million a year.

The Company’s technical production support facility (including its sample and patternmakers) is located at 519 Eighth Avenue in New York City where the Company leases approximately 15,000 square feet. This lease expires in August 2009. Net base rental expense for the technical production support facilities aggregated approximately $0.3 million a year.

The lease on the Company’s former distribution center located in Secaucus, New Jersey expired on December 31, 2005. Effective January 1, 2006, the Company entered into a sublease for approximately 14,000 square feet for its administrative and finance personnel, and its computer operations which were located at the former distribution center. The sublease expires in June 2010. The Company arranged for a third party contractor specializing in logistics to handle the Company’s distribution needs at the Company’s former distribution facility effective September1, 2005. Net base rental expense for this office is approximately $0.2 million a year.

Office locations are also leased in Hong Kong and Korea, with annual aggregate rental expense of approximately $0.1 million a year. The Company closed its Korean office in August 2007.

Item 3.     Legal Proceedings.

The Company is involved in legal proceedings from time to time arising out of the ordinary conduct of its business. The Company believes that the outcome of these proceedings will not have a material adverse effect on the Company’s financial condition or results of operations.

Item 4.     Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company’s common stock, par value $0.01 per share (the ‘‘Common Stock’’), is currently traded in the over the counter market and quotations are available on the Over the Counter Bulletin Board (OTC BB: CHBD).

The following table sets forth for each of the Company’s fiscal periods indicated the high and low bid prices for the Common Stock as reported on the OTC BB. These prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

		High	Low
Fiscal 2006
	First Quarter	$1.40	$0.97
	Second Quarter	0.98	0.75
	Third Quarter	1.03	0.80
	Fourth Quarter	1.01	0.75
Fiscal 2007
	First Quarter	$0.95	$0.75
	Second Quarter	1.00	0.76
	Third Quarter	1.16	0.80
	Fourth Quarter	1.09	0.75
Fiscal 2008
	July 1- September 18, 2007	$0.95	$0.56

As of September 19, 2007, the Company had approximately 415 stockholders of record.

The Company has not declared or paid cash dividends or made other distributions on the Common Stock since prior to its 1986 initial public offering. The payment of dividends, if any, in the future is within the discretion of the Board of Directors and will depend on the Company’s earnings, capital requirements and financial condition. It is the present intention of the Board of Directors to retain all earnings, if any, for use in the Company’s business operations and, accordingly, the Board of Directors does not expect to declare or pay any dividends in the foreseeable future. In addition, the Company’s Financing Agreement prohibits the Company from declaring dividends or making other distributions on its capital stock, without the consent of the lender. See ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition, Liquidity and Capital Resources.’’

The graph below matches the cumulative 5-year total return of holders of Bernard Chaus, Inc.’s common stock with the cumulative total returns of the S&P 500 index and the S&P Apparel, Accessories & Luxury Goods index. The graph assumes that the value of the investment in the company’s common stock and in each of the indexes (including reinvestment of dividends) was $100 on June 30, 2002 and tracks it through June 30, 2007.

	6/02	6/03	6/04	6/05	6/06	6/07
Bernard Chaus, Inc.	100.00	158.33	158.33	176.67	153.33	135.00
S&P 500	100.00	100.25	119.41	126.96	137.92	166.32
S&P Apparel, Accessories & Luxury Goods	100.00	90.94	116.61	144.04	141.65	195.19

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Item 6.    Selected Financial Data.

The following financial information is qualified by reference to, and should be read in conjunction with, the Consolidated Financial Statements of the Company and the notes thereto, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations contained elsewhere herein.

Statement of Operations Data:

	Fiscal Year Ended June 30,
	2007	2006	2005	2004	2003
	(In thousands, except per share amounts)
Net revenue	$146,772	$136,827	$143,255	$157,107	$140,225
Cost of goods sold	104,076	99,697	103,661	117,451	104,398
Gross profit	42,696	37,130	39,594	39,656	35,827
Selling, general and administrative expenses	41,023	40,867	39,240	34,894	29,634
Interest expense, net	1,076	914	1,328	1,355	1,091
Income (loss) before income tax provision	597	(4,651)	(974)	3,407	5,102
Income tax provision	75	223	183	303	425
Net income (loss)	522	$(4,874)	$(1,157)	$3,104	$4,677
Basic earnings (loss) per share(1)	$0.01	$(0.13)	$(0.04)	$0.11	$0.17
Diluted earnings (loss) per share(2)	$0.01	$(0.13)	$(0.04)	$0.10	$0.16
Weighted average number of common shares outstanding – basic	37,479	37,017	28,363	27,504	27,384
Weighted average number of common and common equivalent shares outstanding – diluted	37,930	37,017	28,363	30,490	29,912

Balance Sheet Data:

	As of June 30,
	2007	2006	2005	2004	2003
Working capital	$14,664	$15,932	$21,456	$17,191	$15,653
Total assets	37,491	39,914	44,298	46,376	39,847
Short-term debt, including current portion of long-term debt	1,700	4,079	1,700	10,263	1,500
Long-term debt	2,225	3,925	5,625	7,325	7,875
Stockholders’ equity	18,252	17,823	21,639	16,699	13,109

(1)	Computed by dividing the applicable net income (loss) by the weighted average number of shares of Common Stock outstanding during the year.
(2)	Computed by dividing the applicable net income (loss) by the weighted average number of Common Shares outstanding and Common Stock equivalents outstanding during the year.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The Company designs, arranges for the manufacture of and markets an extensive range of women’s career and casual sportswear principally under the JOSEPHINE CHAUS® COLLECTION, JOSEPHINE CHAUS® SPORT, CHAUS®, CYNTHIA STEFFE®, and CYNTHIA CYNTHIA STEFFE® trademarks and under private label brand names. The Company’s products are sold nationwide through department store chains, specialty retailers and other retail outlets. On June 13, 2005, the Company entered into a license agreement with Kenneth Cole Productions (LIC), Inc. (the ‘‘KCP’’) which was subsequently amended on September 26, 2007. The license agreement grants the Company an exclusive license to design, manufacture, sell and distribute women’s sportswear under the Licensor’s trademark ‘‘KENNETH COLE REACTION’’ in the United States in the women’s better sportswear and better petite sportswear department of approved department stores and approved specialty retailers. The Company began initial shipments of this line in December 2005. The initial term of the license expires on June 30, 2011 but may be extended under certain circumstances. Pursuant to the amendment, KCP has agreed not to sell women’s sportswear, or license any other party to sell women’s sportswear, in the United States in the women’s better sportswear and better petite sportswear department of approved department stores and approved specialty retailers bearing the mark KENNETH COLE NEW YORK under its cream label. While KCP retains the ability to sell products bearing the mark KENNETH COLE NEW YORK under its black label in the same channels, it is expected that products bearing the cream label and products bearing the black label will not typically be sold in the same stores. It is also the expectation of the parties that in the stores where the cream label and black label lines overlap, the black label products will be sold in different and more exclusive departments, and will have a distinctly higher price point, than the cream label products. The license agreement permits early termination by the Company or the Licensor under certain circumstances. The Company has the option to renew the license agreement for an additional term of three years if it meets specified sales targets and is in compliance with the agreement. The license agreement also requires the Company to achieve certain minimum sales levels, to pay specified royalties and advertising on net sales, to pay certain minimum royalties and advertising and to maintain a minimum net worth.

Results of Operations

The following table sets forth, for the years indicated, certain items expressed as a percentage of net revenue.

	Fiscal Year Ended June 30,
	2007	2006	2005
Net revenue	100.0%	100.0%	100.0%
Gross profit	29.1	27.1	27.6
Selling, general and administrative expenses	28.0	29.9	27.4
Interest expense	0.7	0.7	0.9
Net income (loss)	0.4	(3.6)	(0.8)

Fiscal 2007 Compared to Fiscal 2006

Net revenues for fiscal 2007 increased 7.3% or $10.0 million to $146.8 million as compared to $136.8 million for fiscal 2006. Units sold decreased by 2.4% and the overall price per unit increased by approximately 10.0%. The Company’s net revenues increased primarily due to an increase in revenues in the Company’s licensed product lines ($19.0 million) and Cynthia Steffe product lines ($0.5 million), and were partially offset by a decrease in revenues in the Company’s private label product lines ($5.0 million) and in the Company’s Chaus product lines ($4.5 million). The decrease in revenues in the Chaus product lines and private label product lines reflected decreased sales to department stores and discounters. See table of percentage of net revenue by class on page 2 for additional information. Licensed products began shipping in December 2005 and as result fiscal 2007 reflect twelve months of shipping the licensed product lines as compared to fiscal 2006 which had seven months of shipping.

Gross profit for fiscal 2007 increased $5.6 million to $42.7 million as compared to $37.1million for fiscal 2006. As a percentage of sales, gross profit increased to 29.1% for fiscal 2007 from 27.1% for fiscal 2006. The increase in gross profit dollars was primarily attributable to the increase in gross profit in the Company’s licensed product lines ($4.5 million) and Cynthia Steffe product lines ($2.2 million) partially offset by a decrease in gross profit in the Company’s Chaus product lines ($0.7 million) and the Company’s private label product lines ($0.4 million). The increase in gross profit percentage was associated with the increase in gross profit percentage for all product lines, the mix of sales between product lines as well as reduced sales allowances in the Cynthia Steffe product lines.

Selling, general and administrative (‘‘SG&A’’) expenses increased by $0.1 million to $41.0 million for fiscal 2007 as compared to $40.9 million in fiscal 2006. As a percentage of net revenue, SG&A expenses decreased to 28.0% in fiscal 2007 as compared to 29.9% in fiscal 2006. The increase in SG&A expenses was primarily due to an increase in professional and consulting fees ($1.0 million), and marketing related costs ($0.8 million), partially offset by a decrease in design related costs ($0.9 million) and in total costs associated with warehouse and distribution ($0.7 million). The increase in professional and consulting fees were partly attributable to the renegotiation of the Kenneth Cole license agreement, trademark registrations, and product consulting services. Most of the increase in the Company’s marketing and advertising costs are attributable to costs associated with the Kenneth Cole Reaction label which the Company began shipping in December 2005. The decrease in design related costs were due to changes in the Company’s purchasing and sourcing of samples and sample piece goods. The Company’s overall distribution costs were reduced in fiscal 2007 as compared to Fiscal 2006 due to arrangements with third party distributors to handle the distribution of the Company’s products. These arrangements enabled the Company to reduce its payroll and lease expenses formerly associated with the Company’s warehouse and distribution facility. The decrease in SG&A expense as a percentage of net revenue was due to the increase in sales volume from the Kenneth Cole licensed product lines and Cynthia Steffe product lines which reduced the Company’s leverage on SG&A expenses.

Interest increased in fiscal 2007 compared to fiscal 2006 primarily due to higher bank borrowings and higher interest rates.

The Company’s income tax provision for fiscal 2007, includes federal alternative minimum taxes (AMT), resulting from the use of the Company’s net operating loss (NOL) carryforward from prior years and provisions for state and local taxes, and a deferred provision for the temporary differences associated with the Company’s indefinite lived intangibles.

The Company periodically reviews its historical and projected taxable income and considers available information and evidence to determine if it is more likely than not that a portion of the deferred tax assets will be realized. A valuation allowance is established to reduce the deferred tax assets to the amount that is more likely than not to be realized. As of June 30, 2007 and 2006, based upon its evaluation of taxable income and the current business environment, the Company recorded a full valuation allowance on its deferred tax assets including NOL’s. In fiscal 2007, the valuation allowance was decreased by $0.9 million to $43.0 million at June 30, 2007 from $43.9 million at June 30, 2006 primarily to reflect the Company’s usage of net operating loss carryforwards and to reflect changes in deferred tax assets. If the Company determines that a portion of the deferred tax assets will be realized in the future, a portion of the valuation allowance will be reduced and the Company will provide for income tax expense (benefit) in its Statement of Operations at its estimated effective tax rate. See discussion below under Critical Accounting Policies and Estimates regarding income taxes and the Company’s federal net operating loss carryforward.

Fiscal 2006 Compared to Fiscal 2005

Net revenues for fiscal 2006 decreased 4.5% or $6.5 million to $136.8 million as compared to $143.3 million for fiscal 2005. Units sold decreased by 5.1% and the overall price per unit increased by approximately 1%. The Company’s net revenues decreased primarily due to a decrease in revenues in the Company’s Chaus product lines ($7.0 million) and Cynthia Steffe product lines ($5.7 million), and were partially offset by an increase in revenues in the Company’s private label and licensed product lines ($6.4 million). The decrease in revenues in the Chaus product lines and Cynthia Steffe product lines reflected decreased sales to department stores and discounters. See table of percentage of net revenue by class on page 2 for additional information.

Gross profit for fiscal 2006 decreased $2.5 million to $37.1 million as compared to $39.6million for fiscal 2005. As a percentage of sales, gross profit decreased to 27.1% for fiscal 2006 from 27.6% for fiscal 2005. The decrease in gross profit dollars was primarily attributable to the decrease in gross profit of the Company’s Cynthia Steffe product lines ($4.0 million) and a decrease in gross profit of the Company’s Chaus product lines ($0.4 million), and was partially offset by an increase of approximately $2.0 million in gross profit dollars from the Company’s private label and licensed product lines. The decrease in gross profit percentage was primarily due to the lower gross profit percentage associated with the Company’s Cynthia Steffe product lines and in the mix of sales between product lines.

Selling, general and administrative (‘‘SG&A’’) expenses increased by $1.7 million to $40.9 million for fiscal 2006 as compared to $39.2 million in fiscal 2005. As a percentage of net revenue, SG&A expenses increased to 29.9% in fiscal 2006 as compared to 27.4% in fiscal 2005. The increase in SG&A expenses was primarily due to an increase in marketing related costs ($1.2 million) and design related costs ($0.6 million) and was partially offset by a decrease in total costs associated with warehouse and distribution ($0.4 million). A significant portion of the increase in SG&A expenses was associated with the launch of the Kenneth Cole Reaction licensed product lines as well as continuing expenditures associated with maintenance of such product lines. The increase in SG&A expense as a percentage of net revenue was due to the decrease in sales volume of the Company’s Chaus product lines and Cynthia Steffe product lines which reduced the Company’s leverage on SG&A expenses. The increase in SG&A percentage was also due to the increase in SG&A expenses predominately due to costs associated with the Kenneth Cole Reaction licensed products.

Interest expense decreased in fiscal 2006 compared to fiscal 2005 primarily due to lower bank borrowings partially offset by higher interest rates.

The Company’s income tax provision for fiscal 2006, includes provisions for state and local taxes, and a deferred provision for the temporary differences associated with the Company’s indefinite lived intangibles.

The Company periodically reviews its historical and projected taxable income and considers available information and evidence to determine if it is more likely than not that a portion of the deferred tax assets will be realized. A valuation allowance is established to reduce the deferred tax assets to the amount that is more likely than not to be realized. As of June 30, 2006 and 2005, based upon its evaluation of taxable income and the current business environment, the Company recorded a full valuation allowance on its deferred tax assets including NOL’s. In fiscal 2006, the valuation allowance was increased by $2.9 million to $43.9 million at June 30, 2006 from $41.0 million at June 30, 2005 primarily to reflect the Company’s net operating loss and to reflect changes in deferred tax assets. If the Company determines that a portion of the deferred tax assets will be realized in the future, a portion of the valuation allowance will be reduced and the Company will provide for income tax expense (benefit) in its Statement of Operations at its estimated effective tax rate. See discussion below under Critical Accounting Policies and Estimates regarding income taxes and the Company’s federal net operating loss carryforward.

Financial Condition, Liquidity and Capital Resources

General

Net cash provided by operating activities was $8.6 million for fiscal 2007 as compared to net cash used in operating activities of $8.0 million for fiscal 2006, and net cash provided by operating activities of $11.8 million for fiscal 2005. Net cash provided by operating activities for fiscal 2007 resulted primarily from a decrease in accounts receivable ($5.3 million), an increase in accounts payable ($0.7 million), and from net income ($0.5 million). The decrease in accounts receivable of $5.3 million was predominately due to the decrease in sales during the fourth quarter of fiscal 2007 as compared to fiscal 2006. The increase in accounts payable of $0.7 million is attributable to the timing of payments for inventory. The Company does not currently anticipate that these changes in accounts receivable or accounts payable adversely affect its cash flows for fiscal 2008.

Net cash used in operating activities for fiscal 2006 resulted primarily from the Company’s net loss ($4.9 million), an increase in accounts receivable ($5.5 million), partially offset by a decrease in inventory

($1.5 million). The increase in accounts receivable of $5.5 million was predominately due to the increase in sales during the fourth quarter of fiscal 2006 as compared to fiscal 2005. The decrease in inventory as of June 30, 2006 compare to June 30, 2005 is primarily due the timing of inventory receipts.

Cash used in investing activities was $1.0 million in fiscal 2007 compared to $1.0 million in fiscal 2006 and $0.3 million in fiscal 2005. The investing activities in fiscal 2007 consisted of $1.0 million for the purchases of fixed assets in connection with construction of the Kenneth Cole store fixtures and management information systems. The investing activities in fiscal 2006 consisted of $1.0 million for the purchases of fixed assets in connection with construction of the Kenneth Cole showroom and management information systems. In fiscal 2008, the Company anticipates capital expenditures of approximately $0.5 million, primarily for management information system upgrades.

Cash used in financing activities of $4.2 million for fiscal 2007 resulted from net payments of $2.4 million for short-term bank borrowings and principal payments of $1.7 million on the term loan. Cash provided by financing activities of $1.3 million for fiscal 2006 resulted from net borrowings of $2.4 million for short-term bank borrowings and net proceeds of $0.7 million from the issuance of common stock in connection with the exercise of stock options partially offset by the principal payments of $1.7 million on the term loan.

Kenneth Cole License Agreement

The Company entered into a license agreement with Kenneth Cole Productions (LIC) in June 2005 which was subsequently amended in September 2007. The amended license agreement requires the Company to achieve certain minimum sales levels, to pay specified royalties and advertising on net sales, to pay certain minimum royalties and advertising and to maintain a minimum net worth.

Contractual Obligations and Commercial Commitments

The following table summarizes as of June 30, 2007, the Company’s contractual obligations and commercial commitments by future period:

	Payments due by Period
	(in thousands)
Contractual obligations and Commercial Commitments	Total	Less than 1 year	2-3 years	4-5 years	After 5 years
Operating leases	$5,937	$2,078	$2,616	$785	$458
Kenneth Cole license agreement(2)	5,255	1,545	2,650	1,060	—
Korean Statutory Severance	650	650	—	—	—
Letters of Credit commitments	4,101	4,101	—	—	—
Inventory purchase commitments	3,917	3,917	—	—	—
Term loan (including interest of $306)(1)	4,231	1,964	2,267	—	—
Total contractual obligations and commercial commitments	$24,091	$14,255	$7,533	$1,845	$458

(1)	Interest is estimated based upon rate charged at June 30, 2007 of 9.25%.
(2)	Gives effect through June 30, 2011.

Financing Agreement

The Company has a financing agreement (the ‘‘Financing Agreement’’) with the CIT Group/Commercial Services, Inc. (‘‘CIT’’) which provides the Company with a $40 million revolving line of credit (the ‘‘Revolving Facility’’), a $25 million sublimit for letters of credit, and as of June 30, 2007 a $3.9 million term loan (the ‘‘Term Loan’’).

At the option of the Company, the Revolving Facility and the Term Loan each may bear interest either at the JP Morgan Chase Bank Rate (‘‘Prime Rate’’) or the London Interbank Offered Rate

(‘‘LIBOR’’). If the Company chooses the Prime Rate, the interest (i) on the Revolving Facility accrues at a rate of ½ of 1% above the Prime Rate and (ii) on the Term Loan accrues at a rate of 1% above the Prime Rate. If the Company chooses LIBOR, the interest (i) on the Revolving Facility accrues at a rate of 2¾% above LIBOR and (ii) on the Term Loan accrues at a rate of 3¾% above LIBOR. The Company had elected the Prime Rate option from the inception of the Financing Agreement through June 30, 2007. Each of the foregoing interest rates is subject to an annual upward or downward adjustment by ¼ of 1%, commencing with the month following delivery of the Company’s consolidated financial statements to CIT for fiscal 2007 and fiscal 2008 based upon the Company’s borrowing availability, fixed charge coverage ratio and leverage ratio as in effect at each such adjustment period. The interest rate as of June 30, 2007 on the Revolving Facility was 8.75% and on the Term Loan was 9.25%.

The Term loan is paid down in quarterly installments of $425,000 with a balloon payment of $1.8 million due on October 1, 2008. The Company’s obligations under the Financing Agreement are secured by a first priority lien on substantially all of the Company’s assets, including the Company’s accounts receivable, inventory, intangibles, equipment, and trademarks, and a pledge of the Company’s interest in its subsidiaries.

The Financing Agreement contains numerous financial and operational covenants, including limitations on additional indebtedness, liens, dividends, stock repurchases and capital expenditures. In addition, the Company is required to maintain (i) specified levels of tangible net worth, (ii) minimum EBITDA (earnings before interest, taxes, depreciation and amortization), (iii) specified leverage ratios, and (iv) specified levels of minimum borrowing availability under the Revolving Facility. At June 30, 2007, the Company was in compliance with all of its covenants. In the event of the early termination by the Company of the Financing Agreement, the Company will be liable for termination fees of $150,000 if termination occurs prior to November 11, 2007. The Company may prepay at any time, in whole or in part, the Term Loan without penalty. The expiration of the Financing Agreement is October 1, 2008.

On August 31, 2007, the Company and CIT agreed to amend the Financing Agreement to modify the financial covenants to be consistent with the Company’s latest business plan for fiscal 2008.

On June 30, 2007, the Company had $4.1 million of outstanding letters of credit under the Revolving Facility, total availability of approximately $19.7 million under the amended Financing Agreement, a balance of $3.9 million on the Term Loan and no revolving credit borrowings. At June 30, 2006, the Company had $5.1 million of outstanding letters of credit under the Revolving Facility, total availability of approximately $16.6 million under the Financing Agreement, a balance of $5.6 million on the Term Loan and $2.4 million in revolving credit borrowings.

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

Future Financing Requirements

At June 30, 2007, the Company had working capital of $14.7 million as compared with working capital of $15.9 million at June 30, 2006. The Company’s business plan requires the availability of sufficient cash flow and borrowing capacity to finance its product lines and to meet its cash needs for the support of the Kenneth Cole product lines. The Company expects to satisfy such requirements through cash on hand, cash flow from operations and borrowings under its financing agreements. The Company believes that it has adequate resources to meet its needs for the foreseeable future assuming that it meets its business plan and satisfies the covenants set forth in the Financing Agreement.

The foregoing discussion contains forward-looking statements which are based upon current expectations and involve a number of uncertainties, including the Company’s ability to maintain its borrowing capabilities under the Financing Agreement, retail market conditions, and consumer acceptance of the Company’s products.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements except for inventory purchase orders and letters of credit under the Financing Agreement. See ‘‘Financing Agreement’’.

Inflation

The Company does not believe that the relatively moderate rates of inflation which recently have been experienced in the United States, where it competes, have had a significant effect on its net revenue or profitability.

Seasonality of Business and Fashion Risk

The Company’s principal products are organized into seasonal lines for resale at the retail level during the Spring, Summer, Fall and Holiday Seasons. Typically, the Company’s products are designed as much as one year in advance and manufactured approximately one season in advance of the related retail selling season. Accordingly, the success of the Company’s products is often dependent on the ability to successfully anticipate the needs of retail customers and the tastes of the ultimate consumer up to a year prior to the relevant selling season.

Historically, the Company’s sales and operating results fluctuate by quarter, with the greatest sales typically occurring in the Company’s first and third fiscal quarters. It is in these quarters that the Company’s Fall and Spring product lines, which traditionally have had the highest volume of net sales, are shipped to customers, with revenues recognized at the time of shipment. As a result, the Company experiences significant variability in its quarterly results and working capital requirements. Moreover, delays in shipping can cause revenues to be recognized in a later quarter, resulting in further variability in such quarterly results.

Foreign Operations

The Company’s foreign sourcing operations are subject to various risks of doing business abroad and any substantial disruption of its relationships with its foreign suppliers could adversely affect the Company’s operations. Any material increase in duty levels, material decrease in quota levels or material decrease in available quota allocation could adversely affect the Company’s operations. Approximately 93% of the products sold by the Company in fiscal 2007 were manufactured in Asia and Central America.

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

Revenue Recognition — The Company recognizes sales upon shipment of products to customers since title and risk of loss passes upon shipment. Provisions for estimated uncollectible accounts, discounts and returns and allowances are provided when sales are recorded based upon historical experience and current trends. While such amounts have been within expectations and the provisions established, the Company cannot guarantee that it will continue to experience the same rates as in the past. Design revenue for fiscal 2005 represented less than 1% of total revenue, was recognized when designs were manufactured and shipped. There was no design revenue in fiscal 2007 and 2006.

Accounts Receivable — Accounts Receivable are net of allowances and anticipated discounts. An allowance for doubtful accounts is determined through analysis of the aging of accounts receivable at the date of the financial statements, assessments of collectibility based on historical trends and an evaluation of the impact of economic conditions. This amount is not significant primarily due to the Company’s history of minimal bad debts. An allowance for discounts is based on those discounts relating to open invoices where trade discounts have been extended to customers. Costs associated with potential returns of products as well as allowable customer markdowns and operational charge backs, net of expected recoveries, are included as a reduction to net revenue and are part of the provision for allowances included in Accounts Receivable. These provisions result from seasonal negotiations as well as historic deduction trends, net expected recoveries and the evaluation of current market conditions. As of June 30, 2007 and June 30, 2006, Account Receivable was net of allowances of $2.8 million, and $2.7 million, respectively.

Inventories — Inventories are stated at the lower of cost or market, cost being determined on the first-in, first-out method. The majority of the Company’s inventory purchases are shipped FOB shipping point from the Company’s suppliers. The Company takes title and assumes the risk of loss when the merchandise is received at the boat or airplane overseas. The Company records inventory at the point of such receipt at the boat or airplane overseas. Reserves for slow moving and aged merchandise are provided to adjust inventory costs based on historical experience and current product demand. Inventory reserves were $0.8 million at June 30, 2007, and $1.4 million at June 30, 2006. Inventory reserves are based upon the level of excess and aged inventory and the Company’s estimated recoveries on the sale of the inventory. While markdowns have been within expectations and the provisions established, the Company cannot guarantee that it will continue to experience the same level of markdowns as in the past.

Valuation of Long-Lived Assets, Trademarks and Goodwill — The Company periodically reviews the carrying value of its long-lived assets for continued appropriateness. This review is based upon projections of anticipated future undiscounted cash flows. While the Company believes that its estimates of future cash flows are reasonable, different assumptions regarding such cash flows could materially affect evaluations. The Company evaluates goodwill and trademarks at least annually or whenever events and changes in circumstances suggest that the carrying amount may not be recoverable from its estimated future cash flows. To the extent these future projections or the Company’s strategies change, the conclusion regarding impairment may differ from the current estimates. As of June 30, 2007 and 2006, no impairment on long term assets have been recognized.

Income Taxes — The Company’s results of operations have generated a federal tax net operating loss (‘‘NOL’’) carryforward of approximately $98.3 million as of June 30, 2007. Generally accepted accounting principles require that the Company record a valuation allowance against the deferred tax asset associated with this NOL if it is ‘‘more likely than not’’ that the Company will not be able to utilize it to offset future taxable income. As of June 30, 2007, based upon its evaluation of the Company’s historical and projected results of operations, the current business environment and the magnitude of the NOL, the Company recorded a full valuation allowance on its deferred tax assets including NOL’s. The provision for income taxes primarily relates to federal alternative minimum taxes (AMT), resulting from the use of the Company’s net operating loss (NOL) carryforward from prior years and provisons for state and local taxes and a deferred provision for temporary differences associated with the Company’s indefinite lived intangibles. It is possible, however, that the Company could be profitable in the future at levels which cause management to conclude that it is more likely than not that the Company will realize all or a portion of the NOL carryforward. Upon reaching such a conclusion, the Company would record the estimated net realizable value of the deferred tax asset at that time and would then provide for income taxes at a rate equal to its combined federal and state effective rates. Subsequent revisions to the estimated net realizable value of the deferred tax asset could cause the Company’s provision for income taxes to vary from period to period, although its cash tax payments would remain unaffected until the benefit of the NOL is utilized.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk — The Company is subject to market risk from exposure to changes in interest rates based primarily on its financing activities. The market risk inherent in the financial instruments represents the potential loss in earnings or cash flows arising from adverse changes in interest rates. These debt obligations with interest rates tied to the prime rate are described in ‘‘Liquidity and Capital Resources’’, as well as Note 6 of the Notes to the Consolidated Financial Statements. The Company manages these exposures through regular operating and financing activities. The Company has not entered into any derivative financial instruments for hedging or other purposes. The following quantitative disclosures are based on the prevailing prime rate. These quantitative disclosures do not represent the maximum possible loss or any expected loss that may occur, since actual results may differ from these estimates.

At June 30, 2007 and 2006, the carrying amounts of the Company’s revolving credit borrowings and term loan approximated fair value. As of June 30, 2007, the Company’s revolving credit interest rate was 8.75 % and the term loan bore interest at 9.25%. As of June 30, 2007, a hypothetical immediate 10% adverse change in prime interest rates relating to the Company’s revolving credit borrowings and term loan would have less than $0.1 million unfavorable impact on its earnings and cash flows over a one-year period.

Item 8.    Financial Statements and Supplementary Data.

The Company’s consolidated financial statements are included herein commencing on page F-1.

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

Each fiscal quarter the Company carries out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chairwoman and Chief Executive Officer along with the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon the foregoing, the Company’s Chairwoman and Chief Executive Officer along with the Company’s Chief Financial Officer, concluded that, as of June 30, 2007, the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s Exchange Act reports.

During the fiscal year ended June 30, 2007, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.    Other Information

None

PART III

Item 10.	Directors and Executive Officers of the Registrant.

Information with respect to the executive officers of the Company is set forth in Part I of this Annual Report on Form 10-K.

Information called for by Item 10 is incorporated by reference to the information to be set forth under the heading ‘‘Election of Directors’’ in the Company’s definitive proxy statement relating to its 2007 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A (the ‘‘2007 Proxy Statement’’).

Item 11.	Executive Compensation.

Information called for by Item 11 is incorporated by reference to the information to be set forth under the heading ‘‘Executive Compensation’’ in the Company’s 2007 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholders matters.

Information called for by Item 12 is incorporated by reference to the information to be set forth under the heading ‘‘Security Ownership of Certain Beneficial Owners and Management’’ in the Company’s 2007 Proxy Statement.

Information with respect to securities authorized for issuance under equity compensation plans is incorporated by reference to the information to be set forth under the heading ‘‘Compensation Program Components’’ in the Company’s 2007 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions.

Information called for by Item 13 is incorporated by reference to the information to be set forth under the headings ‘‘Executive Compensation’’ and ‘‘Certain Transactions’’ in the Company’s 2007 Proxy Statement.

Item 14.	Principal Accounting Fees and Services.

Information called for by Item 14 is incorporated by reference to the information to be set forth under the headings ‘‘Report of the Audit Committee’’ and ‘‘Auditors’’ in the Company’s 2007 Proxy Statement.

PART IV

Item 15.    Exhibits, Financial Statement Schedule

(a)	Financial Statements and Financial Statement Schedule: See List of Financial Statements and Financial Statement Schedule on page F-1.

(b)	Exhibits

3.1		Restated Certificate of Incorporation (the ‘‘Restated Certificate’’) of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1, Registration No. 33-5954 (the ‘‘1986 Registration Statement’’)).
3.2		Amendment dated November 18, 1987 to the Restated Certificate (incorporated by reference to Exhibit 3.11 of the Company’s Registration Statement on Form S-2, Registration No. 33-63317 (the ‘‘1995 Registration Statement’’)).
3.3		Amendment dated November 15, 1995 to the Restated Certificate (incorporated by reference to Exhibit 3.12 of Amendment No. 1 to the 1995 Registration Statement).
3.4		Amendment dated December 9, 1998 to the Restated Certificate (incorporated by reference to Exhibit 3.13 of the Company’s Form 10-K for the year ended June 30, 1998 (the ‘‘1998 Form 10-K’’)).
3.5		By-Laws of the Company, as amended (incorporated by reference to exhibit 3.1 of the Company’s Form 10-Q for the quarter ended December 31, 1987).
3.6		Amendment dated September 13, 1994 to the By-Laws (incorporated by reference to Exhibit 10.105 of the Company’s Form 10-Q for the quarter ended September 30, 1994).
†10	.77	1998 Stock Option Plan, as amended by Amendment No.1 thereto including form of related stock option agreement (incorporated by reference to Exhibit A and Exhibit B of the Company’s Proxy Statement filed with the Commission on October 17, 2000).
10.81		Collective Bargaining Agreement between the Company and Amalgamated Workers Union, Local 88 effective as of September 24, 1999 (incorporated by reference to Exhibit 10.81 of the Company’s Form 10-K for the year ended June 30, 1999 (the ‘‘1999 Form 10-K’’)).
10.82		Lease between the Company and Adler Realty Company, dated June 1, 1999 with respect to the Company’s executive offices and showroom at 530 Seventh Avenue, New York City (incorporated by reference to Exhibit 10.82 of the 1999 Form 10-K).
10.83		Lease between the Company and Kaufman Eighth Avenue Associates, dated September 11, 1999 with respect to the Company’s technical support facilities at 519 Eighth Avenue, New York City (incorporated by reference to Exhibit of the Company’s Form 10-K for the year ended June 30, 2000 (the ‘‘2000 Form 10-K’’)).
†10	.87	Employment Agreement dated January 10, 2001 between the Company and Nicholas DiPaolo (incorporated by reference to Exhibit 10.87 of the Company’s Form 10-Q for the quarter ended December 31, 2000).
10.90		Lease modification agreement between the Company and Hartz Mountain Industries, Inc., dated August 30, 1999 with respect to the Company’s distribution and office facilities in Secaucus, NJ. (incorporated by reference to Exhibit 10.90 of the Company’s Form 10-K for the year ended June 30, 2001 (the ‘‘2001 Form 10-K’’)).
10.100		Financing Agreement between the Company and CIT/Commercial Services, Inc., as Agent, dated September 27, 2002. (incorporated by reference to Exhibit 10.100 of the 2002 Form 10-K).

10.101		Factoring Agreement between the Company and CIT/Commercial Services, Inc., dated September 27, 2002. (incorporated by reference to Exhibit 10.101 of the 2002 Form 10-K).
10.102		Joinder and Amendment No. 1 to Financing Agreement by and among the Company, S.L. Danielle and The CIT Group/Commercial Services, Inc., as agent, dated November 27, 2002. (incorporated by reference to Exhibit 10.102 of the Company’s Form 10-Q for the quarter ended December 31, 2002).
10.103		Amendment No. 1 to Factoring Agreement between the Company and The CIT Group/Commercial Services, Inc., dated November 27, 2002. (incorporated by reference to Exhibit 10.103 of the Company’s Form 10-Q for the quarter ended December 31, 2002).
10.104		Factoring Agreement between S.L. Danielle and The CIT Group/Commercial Services, Inc., dated November 27, 2002. (incorporated by reference to Exhibit 10.104 of the Company’s Form 10-Q for the quarter ended December 31, 2002).
10.105		Asset Purchase Agreement between S.L. Danielle and S.L. Danielle, Inc., dated November 27, 2002. (incorporated by reference to Exhibit 10.105 of the Company’s Form 10-Q for the quarter ended December 31, 2002).
10.106		Joinder and Amendment No. 2 to Financing Agreement by and among the Company, S.L. Danielle, Cynthia Steffe Acquisition, LLC and The CIT Group/Commercial Services, Inc., as agent, dated January 30, 2004. (incorporated by reference to Exhibit 10.106 of the Company’s Form 10-Q for the quarter ended December 31, 2003).
10.107		Amendment No. 2 to Factoring Agreement between the Company and The CIT Group/Commercial Services, Inc., dated January 30, 2004. (incorporated by reference to Exhibit 10.107 of the Company’s Form 10-Q for the quarter ended December 31, 2003).
10.108		Amendment No. 1 to Factoring Agreement between S.L. Danielle and The CIT Group/Commercial Services, Inc., dated January 30, 2004. (incorporated by reference to Exhibit 10.108 of the Company’s Form 10-Q for the quarter ended December 31, 2003).
10.109		Factoring Agreement between Cynthia Steffe Acquisition, LLC and The CIT Group/Commercial Services, Inc., dated January 15, 2004. (incorporated by reference to Exhibit 10.109 of the Company’s Form 10-Q for the quarter ended December 31, 2003).
10.111		Amendment to Employment Agreement between Nicholas DiPaolo and Bernard Chaus, Inc., effective as of December 1, 2003. (incorporated by reference to Exhibit 10.111 of the Company’s Form 10-Q for the quarter ended March 31, 2004).
10.112		Notice of Defactoring among Bernard Chaus, Inc., S.L. Danielle Acquisition, LLC and the CIT Group/Commercial Services, Inc., dated March 31, 2004. (incorporated by reference to Exhibit 10.112 of the Company’s Form 10-Q for the quarter ended March 31, 2004).
10.113		Amendment No. 1 to Factoring Agreement between Cynthia Steffe Acquisition LLC and the CIT Group/Commercial Services, Inc., dated April1, 2004. (incorporated by reference to Exhibit 10.113 of the Company’s Form 10-Q for the quarter ended March 31, 2004).
10.114		Amendment No. 3 to Financing Agreement among the Company, S.L. Danielle, Cynthia Steffe Acquisition, LLC and the CIT Group/Commercial Services, Inc. as agent, dated September 15, 2004 (incorporated by reference to Exhibit 10.114 of the 2004 Form 10-K).
†10	.115	Amendment to Employment Agreement dated October 18, 2004 between the Company and Nicholas DiPaolo. (incorporated by reference to Exhibit 10.115 of the Company’s form 10-Q the quarter ended December 31, 2004).
†10	.116	Employment Agreement dated October 18, 2004 between the Company and David Panitz. (incorporated by reference to Exhibit 10.116 of the Company’s form 10-Q the quarter ended December 31, 2004).

10.117		Amendment No. 4 to Financing Agreement among the Company, S.L. Danielle, Cynthia Steffe Acquisition, LLC and the CIT Group/Commercial Services, Inc. as agent, dated November 11, 2004. (incorporated by reference to Exhibit 10.117 of the Company’s form 10-Q the quarter ended December 31, 2004).
10.118		Amendment No. 2 to Factoring Agreement between Cynthia Steffe Acquisition LLC and the CIT Group/Commercial Services, Inc., dated November 11, 2004. (incorporated by reference to Exhibit 10.118 of the Company’s form 10-Q the quarter ended December 31, 2004).
10.119		Amendment No. 5 to Financing Agreement among the Company, S.L. Danielle, Cynthia Steffe Acquisition, LLC and the CIT Group/Commercial Services, Inc. dated May 12, 2005. (incorporated by reference to Exhibit 10.119 of the 2005 Form 10-K).
10.120		Stock Purchase Agreement between Bernard Chaus, Inc. and Kenneth Cole Productions, Inc. dated June 13, 2005. (incorporated by reference to Exhibit 10.120 of the 2005 Form 10-K).
10.121		License Agreement between Kenneth Cole Productions (LIC), Inc. and Bernard Chaus, Inc. dated June 13, 2005 (filed in redacted form since confidential treatment was requested pursuant to Rule 24B-2 for certain portions thereof). (incorporated by reference to Exhibit 10.121 of the 2005 Form 10-K).
10.122		Amendment No. 6 to Financing Agreement among the Company, S.L. Danielle, Cynthia Steffe Acquisition, LLC and the CIT Group/Commercial Services, Inc. dated September 15, 2005. (incorporated by reference to Exhibit 10.122 of the 2005 Form 10-K).
10.123		Amendment No. 7 to Financing Agreement among the Company, S.L. Danielle, Cynthia Steffe Acquisition, LLC and the CIT Group/Commercial Services, Inc. dated May 8, 2006. (incorporated by reference to Exhibit 10.123 of the 2006 Form 10-K).
10.124		Amendment No. 8 to Financing Agreement among the Company, S.L. Danielle, Cynthia Steffe Acquisition, LLC and the CIT Group/Commercial Services, Inc. dated September 21, 2006. (incorporated by reference to Exhibit 10.124 of the 2006 Form 10-K).
*10	.125	Amendment No. 9 to Financing Agreement among the Company, S.L. Danielle, Cynthia Steffe Acquisition, LLC and the CIT Group/Commercial Services, Inc. dated August 31, 2007. (incorporated by reference to Exhibit 10.125 of the 2007 Form 10-K).
*10	.126	Amendment to License Agreement between Kenneth Cole Productions (LIC), Inc. and Bernard Chaus, Inc. dated September 26, 2007 (filed in redacted form since confidential treatment was requested pursuant to Rule 24b-2 for certain portions thereof)(incorporated by reference to Exhibit 10.126 of the 2007 Form 10-K).
*21		List of Subsidiaries of the Company.
*23		Consent of Mahoney Cohen & Company, CPA,P.C., Independent Registered Public Accounting Firm.
*31	.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Josephine Chaus.
*31	.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Barton Heminover.
*32	.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Josephine Chaus.
*32	.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Barton Heminover.

†	Management agreement or compensatory plan or arrangement required to be filed as an exhibit.
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BERNARD CHAUS, INC.
By:	/s/ Josephine Chaus
Josephine Chaus Chairwoman of the Board and Chief Executive Officer
Date:	September 28, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Josephine Chaus	Chairwoman of the Board and Chief Executive Officer	September 28, 2007

Josephine Chaus

/s/ Barton Heminover	Chief Financial Officer	September 28, 2007

Barton Heminover

/s/ Philip G. Barach	Director	September 28, 2007

Philip G. Barach

/s/ S. Lee Kling	Director	September 28, 2007

S. Lee Kling

/s/ Harvey M. Krueger	Director	September 28, 2007

Harvey M. Krueger

BERNARD CHAUS, INC. AND SUBSIDIARIES

The other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Bernard Chaus, Inc.
New York, New York

We have audited the accompanying consolidated balance sheets of Bernard Chaus, Inc. and subsidiaries as of June 30, 2007 and 2006 and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss) and cash flows for each of the three years in the period ended June 30, 2007. Our audits also included the financial statement schedule listed in the Index at item 15 for each of the three years in the period ended June 30, 2007. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Bernard Chaus, Inc. and subsidiaries at June 30, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2007 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/S/ Mahoney Cohen & Company, CPA, P.C.

New York, New York
September 20, 2007

BERNARD CHAUS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except number of shares and per share amounts)

	June 30, 2007	June 30, 2006
Assets
Current Assets
Cash and cash equivalents	$3,377	$120
Accounts receivable – net	16,605	21,864
Accounts receivable – due from factor	1,638	1,390
Inventories – net	8,876	9,139
Prepaid expenses and other current assets	462	643
Total current assets	30,958	33,156
Fixed assets – net	2,960	3,154
Other assets – net	316	347
Trademarks	1,000	1,000
Goodwill	2,257	2,257
Total assets	$37,491	$39,914
Liabilities and Stockholders’ Equity
Current Liabilities
Revolving credit borrowings	$—	$2,379
Accounts payable	10,012	9,304
Accrued expenses	4,582	3,841
Term loan – current	1,700	1,700
Total current liabilities	16,294	17,224
Term loan	2,225	3,925
Long term liabilities	347	660
Deferred income taxes	373	282
Total liabilities	19,239	22,091
Commitments and Contingencies (Notes 6, 7, and 9)
Stockholders’ Equity
Preferred stock, $.01 par value, authorized shares – 1,000,000; issued and outstanding shares – none	—	—
Common stock, $.01 par value, authorized shares – 50,000,000; issued shares – 37,443,643 at June 30, 2007 and 37,590,085 at June 30, 2006	374	376
Additional paid-in capital	133,331	133,449
Deficit	(113,539)	(114,061)
Accumulated other comprehensive loss	(434)	(461)
Less: Treasury stock at cost – 62,270 shares at June 30, 2007 and 2006	(1,480)	(1,480)
Total stockholders’ equity	18,252	17,823
Total liabilities and stockholders’ equity	$37,491	$39,914

See accompanying notes to consolidated financial statements.

BERNARD CHAUS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except number of shares and per share amounts)

	Fiscal Year Ended June 30,
	2007	2006	2005
Net revenue	$146,772	$136,827	$143,255
Cost of goods sold	104,076	99,697	103,661
Gross profit	42,696	37,130	39,594
Selling, general and administrative expenses	41,023	40,867	39,240
Income (loss) from operations	1,673	(3,737)	354
Interest expense, net	1,076	914	1,328
Income (loss) before income tax provision	597	(4,651)	(974)
Income tax provision	75	223	183
Net income (loss)	$522	$(4,874)	$(1,157)
Basic earnings (loss) per share	$0.01	$(0.13)	$(0.04)
Diluted earnings (loss) per share	$0.01	$(0.13)	$(0.04)
Weighted average number of common shares outstanding – basic	37,479,000	37,017,000	28,363,000
Weighted average number of common and common equivalent shares outstanding – diluted	37,930,000	37,017,000	28,363,000

See accompanying notes to consolidated financial statements.

BERNARD CHAUS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except number of shares)

	Common Stock				Treasury Stock
	Number of Shares	Amount	Additional Paid-in Capital	(Deficit)	Number of Shares	Amount	Accumulated Other Comprehensive Loss	Total
Balance at July 1, 2004	27,979,359	$280	$126,234	($108,030)	62,270	($1,480)	($305)	$16,699
Issuance of common stock, net of expenses	6,000,000	60	5,578	—	—	—	—	5,638
Issuance of common stock upon exercise of stock options	2,025,000	20	757	—	—	—	—	777
Tax benefit from exercise of stock options	—	—	52	—	—	—	—	52
Net change in pension liability	—	—	—	—	—	—	(370)	(370)
Net loss	—	—	—	(1,157)	—	—	—	(1,157)
Comprehensive loss								(1,527)
Balance at June 30, 2005	36,004,359	360	132,621	(109,187)	62,270	(1,480)	(675)	21,639
Issuance of common stock upon exercise of stock options	1,607,500	16	650	—	—	—	—	666
Repurchase and retirement of common stock	(21,774)	—	(21)	—	—	—	—	(21)
Stock option compensation expense	—	—	199	—	—	—	—	199
Net change in pension liability	—	—	—	—	—	—	214	214
Net loss	—	—	—	(4,874)	—	—	—	(4,874)
Comprehensive loss								(4,660)
Balance at June 30, 2006	37,590,085	376	133,449	(114,061)	62,270	(1,480)	(461)	17,823
Issuance of common stock upon exercise of stock options	41,248	—	24	—	—	—	—	24
Repurchase and retirement of common stock	(187,690)	(2)	(192)	—	—	—	—	(194)
Stock option compensation expense	—	—	50	—	—	—	—	50
Net change in pension liability	—	—	—	—	—	—	27	27
Net income	—	—	—	522	—	—	—	522
Comprehensive income								549
Balance at June 30, 2007	37,443,643	$374	$133,331	($113,539)	62,270	($1,480)	($434)	$18,252

See accompanying notes to consolidated financial statements.

BERNARD CHAUS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended June 30,
	2007	2006	2005
Operating Activities
Net income (loss)	$522	$(4,874)	$(1,157)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,300	1,213	1,257
Stock compensation expense	50	199	—
Deferred income taxes	91	103	98
Changes in operating assets and liabilities:
Accounts receivable	5,259	(5,533)	11,777
Accounts receivable due from factor	(248)	299	(994)
Inventories	263	1,528	(1,994)
Prepaid expenses and other current assets	172	227	(7)
Accounts payable	708	(175)	1,566
Accrued expenses and long term liabilities	455	(961)	1,211
Net Cash Provided By (Used In) Operating Activities	8,572	(7,974)	11,757
Investing Activities
Purchases of fixed assets	(1,066)	(962)	(314)
Net Cash Used In Investing Activities	(1,066)	(962)	(314)
Financing Activities
Net proceeds (repayments) from revolving credit borrowings	(2,379)	2,379	(8,563)
Principal payments on term loan	(1,700)	(1,700)	(1,700)
Repurchases and retirement of Common Stock	(194)	(21)	—
Net proceeds from issuance of stock	24	666	6,415
Net Cash Provided By (Used In) Financing Activities	(4,249)	1,324	(3,848)
Increase (Decrease) in Cash and Cash Equivalents	3,257	(7,612)	7,595
Cash and Cash Equivalents, Beginning of Year	120	7,732	137
Cash and Cash Equivalents, End of Year	$3,377	$120	$7,732
Supplemental Disclosure of Cash Flow Information:
Cash paid for:
Taxes	$40	$74	$136
Interest	$1,017	$839	$1,137
Supplemental Disclosure of Non-Cash Financing Activities:
Tax benefit from exercise of employee stock options	$—	$—	$52

See accompanying notes to consolidated financial statements.

BERNARD CHAUS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2007, 2006 AND 2005

1.    Business

Bernard Chaus, Inc. (the ‘‘Company’’ or ‘‘Chaus’’) designs, arranges for the manufacture of and markets an extensive range of women’s career and casual sportswear principally under the JOSEPHINE CHAUS® COLLECTION, JOSEPHINE CHAUS® SPORT, CHAUS®, CYNTHIA STEFFE®, and CYNTHIA CYNTHIA STEFFE® trademarks and under private label brand names. The Company’s products are sold nationwide through department store chains, specialty retailers and other retail outlets. The Company’s JOSEPHINE CHAUS product lines sold through the department store channels are in the opening price points of the ‘‘better’’ category. The Company’s CYNTHIA STEFFE product lines are an upscale contemporary women’s apparel line sold through department stores and specialty stores. The Company’s private label product lines are sold to various customers according to their specifications. The Company also has a license agreement with Kenneth Cole Productions, Inc. to manufacture and sell women’s sportswear under various labels. The Company began shipping products in December 2005 bearing the Kenneth Cole Reaction label primarily to retail department stores. These Kenneth Cole Reaction products offer high-quality fabrications and styling at ‘‘better’’ price points. As used herein, fiscal 2007 refers to the fiscal year ended June 30, 2007, fiscal 2006 refers to the fiscal year ended June 30, 2006 and fiscal 2005 refers to the fiscal year ended June 30, 2005.

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

Revenue Recognition:

The Company recognizes sales upon shipment of products to customers since title and risk of loss passes upon shipment. Provisions for estimated uncollectible accounts, discounts and returns and allowances are provided when sales are recorded based upon historical experience and current trends. While such amounts have been within expectations and the provisions established, the Company cannot guarantee that it will continue to experience the same rates as in the past. Design revenue for fiscal 2005, which represented less than 1% of total revenue, was recognized when designs were manufactured and shipped. There was no design revenue in the fiscal 2007 and 2006.

Historically, the Company’s sales and operating results fluctuate by quarter, with the greatest sales typically occurring in the Company’s first and third fiscal quarters. It is in these quarters that the Company’s Fall and Spring product lines, which traditionally have had the highest volume of net sales, are shipped to customers, with revenues recognized at the time of shipment. As a result, the Company experiences significant variability in its quarterly results and working capital requirements. Moreover, delays in shipping can cause revenues to be recognized in a later quarter, resulting in further variability in such quarterly results.

Shipping and Handling:

Shipping and handling costs are included as a component of selling, general and administrative expenses in the consolidated statements of operations. In fiscal year 2007, 2006 and 2005 shipping and handling costs approximated $3.8 million, $3.2 million and $0.6 million, respectively. Shipping and handling costs for fiscal 2007 and fiscal 2006 increased relative to fiscal 2005 because it includes the costs of the Company’s new third party distribution providers, an arrangement that became effective September 1, 2005. This arrangement enabled the Company to reduce its overall distribution expenses by reducing its payroll and lease expenses formerly associated with the Company’s warehouse and distribution facility. Shipping and handling costs charged to customers is recorded as a component of net revenue. For all periods presented shipping and handling costs charged to customers was less than $0.2 million.

Cooperative Advertising:

Cooperative advertising allowances are recorded in selling, general and administrative expenses in the period in which the costs are incurred. In fiscal years ended June 30, 2007, June 2006 and June 2005 cooperative advertising expenses were approximately $1.0 million, $0.7 million, and $0.5 million respectively.

Credit Terms:

The Company extends credit to its customers based on an evaluation of the customer’s financial condition and credit history, except for customers of the Company’s wholly owned subsidiary, Cynthia Steffe Acquisition, LLC (‘‘CS Acquisition’’). CS Acquisition has a Factoring Agreement with The CIT Group/Commercial Services, Inc. (‘‘CIT’’) pursuant to which the Company receives payment from CIT as of the earlier of: a) the date that CIT has been paid by the Company’s customers; b) the date of the customer’s longest maturity if the customer is in a bankruptcy or insolvency proceeding; or c) the last day of the third month following the customer’s longest maturity date if the receivable remains unpaid. CIT assumes only the risk of the Company’s customers’ insolvency or non-payment. All other receivable risks for customer deductions that reduce the customer receivable balances are retained by the Company, including, but not limited to, allowable customer markdowns, operational chargebacks, disputes, discounts, and returns.

At June 30, 2007 and 2006 approximately 91% and 94%, respectively of the Company’s accounts receivable was non factored. At June 30, 2007 and 2006, approximately 67 % and 65 % respectively, of the Company’s accounts receivable were due from customers owned by three single corporate entities. During fiscal 2007, approximately 58% of the Company’s net revenue was from three corporate entities – Sam’s Club 23%, Dillard’s Department Stores 22% and TJX Companies 13%. During fiscal 2006 approximately 54% of the Company’s net revenue was from three corporate entities – Dillard’s Department Stores 23%, Sam’s Club 22% and TJX Companies 9%. During fiscal 2005 approximately 59% of the Company’s net revenue was from three corporate entities – Dillards Department Stores 22%, Sam’s Club 20% and TJX Companies 17% . As a result of the Company’s dependence on its major customers, such customers may have the ability to influence the Company’s business decisions. The loss of or significant decrease in business from any of its major customers could have a material adverse effect on the Company’s financial position and results of operations.

Accounts Receivable:

Accounts Receivable are net of allowances and anticipated discounts. An allowance for doubtful accounts is determined through analysis of the aging of accounts receivable at the date of the financial statements, assessments of collectibility based on historical trends and an evaluation of the impact of economic conditions. This amount is not significant primarily due to the Company’s history of minimal bad debts. An allowance for discounts is based on those discounts relating to open invoices where trade discounts have been extended to customers. Costs associated with potential returns of products as well as allowable customer markdowns and operational charge backs, net of expected recoveries, are included as a reduction to net revenue and are part of the provision for allowances included in Accounts Receivable. These provisions result from seasonal negotiations as well as historic deduction trends, net expected recoveries and the evaluation of current market conditions. As of June 30, 2007 and June 30, 2006, Account Receivable was net of allowances of $2.8 million, and $2.7 million, respectively.

Inventories:

Inventories are stated at the lower of cost or market, cost being determined on the first-in, first-out method. The majority of the Company’s inventory purchases are shipped FOB shipping point from the Company’s suppliers. The Company takes title and assumes the risk of loss when the merchandise is received at the boat or airplane overseas. The Company records inventory at the point of such receipt at the boat or airplane overseas. Reserves for slow moving and aged merchandise are provided to write-down inventory costs to net realizable value based on historical experience and current product demand. Inventory reserves were $0.8 million at June 30, 2007, and $1.4 million at June 30, 2006. Inventory reserves are based upon the level of excess and aged inventory and the Company’s estimated recoveries on the sale of the inventory. While markdowns have been within expectations and the provisions established, the Company cannot guarantee that it will continue to experience the same level of markdowns as in the past.

Cost of goods sold:

Cost of goods sold includes the costs incurred to acquire and produce inventory for sale, including product costs, freight-in, duty costs, commission cost and provisions for inventory losses. During fiscal 2007, the Company purchased approximately 70% of its finished goods from its ten largest manufacturers, including approximately 16% of its purchases from its largest manufacturer. The Company believes that the number and geographical diversity of its manufacturing sources minimize the risk of adverse consequences that would result from termination of its relationship with any of its larger manufacturers. The Company also believes that it would have the ability to develop, over a reasonable period of time, adequate alternate manufacturing sources should any of its existing arrangements terminate. However, should any substantial number of such manufacturers become unable or unwilling to continue to produce apparel for the Company or to meet their delivery schedules, or if the Company’s present relationships with such manufacturers were otherwise materially adversely affected, there can be no assurance that the Company would find alternate manufacturers of finished goods on satisfactory terms to permit the Company to meet its commitments to its customers on a timely basis. In such event, the Company’s operations could be materially disrupted, especially over the short-term.

Cash and Cash Equivalents:

All highly liquid investments with an original maturity of three months or less at the date of purchase are classified as cash equivalents.

Goodwill and Trademarks:

Goodwill represents the excess of purchase price over the fair value of net assets acquired in business combinations accounted for under the purchase method of accounting. Goodwill relates to the acquisition of SL Danielle and Cynthia Steffe. Trademarks relate to the Cynthia Steffe trademarks and were determined to have an indefinite life. Pursuant to the provisions of SFAS No. 142, ‘‘Goodwill and Other Intangible Assets’’ the Company does not amortize assets with indefinite lives and conducts impairment testing annually in the fourth quarter of each fiscal year, or sooner if events and changes in circumstances suggest that the carrying amount may not be recoverable from its estimated future cash flows. No impairment charges related to goodwill and trademarks have been recorded for the fiscal years ended June 30, 2007, 2006, and 2005.

Long-Lived Assets:

The Company reviews certain long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. In that regard, the Company assesses the recoverability of such assets based upon estimated undiscounted cash flow forecasts. While the Company believes that its estimates of future cash flows are reasonable, different assumptions regarding such cash flows could materially affect evaluations. To the extent these future projections or the Company’s strategies change, the conclusion regarding impairment may differ from the current estimates. As of June 30, 2007 and 2006, no impairments of long-lived assets have been recognized.

Income Taxes:

The Company accounts for income taxes under the asset and liability method in accordance with Statement of Financial Accounting Standards (‘‘SFAS’’) No. 109, Accounting for Income Taxes. Deferred income taxes reflect the future tax consequences of differences between the tax bases of assets and liabilities and their financial reporting amounts at year-end. The Company periodically reviews its historical and projected taxable income and considers available information and evidence to determine if it is more likely than not that a portion of the deferred tax assets will be realized. A valuation allowance is established to reduce the deferred tax assets to the amount that is more likely than not to be realized. As of June 30, 2007 and 2006, based upon its evaluation, of the Company’s historical and projected results of operations, the current business environment and the magnitude of the NOL, the Company recorded a full valuation allowance on its deferred tax assets. See Note 5. If the Company determines that a portion of the deferred tax assets will be realized in the future, a portion of the valuation allowance will be reduced and the Company will provide for income tax benefit in its Statement of Operations at its estimated effective tax rate.

Stock-based Compensation:

The Company has a Stock Option Plan and previously accounted for the plan under the recognition and measurement principles of APB 25, ‘‘Accounting for Stock Issued to Employees’’, and related interpretations. Under this method, compensation cost was the excess, if any, of the quoted market price of the stock at the grant date or other measurement date over the amount an employee must pay to acquire the stock. No stock-based employee compensation cost was reflected in net income in fiscal 2005because options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant.

Effective July 1, 2005 the Company adopted SFAS No. 123 (R) (revised 2004), ‘‘Share Based Payment’’ (‘‘SFAS No. 123R’’) which eliminates the use of APB 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. The Company has adopted the modified prospective method whereby compensation cost is recognized in the financial statements beginning with the effective date based on the requirements of SFAS No. 123R for all share-based payments granted after that date and for all unvested awards granted prior to that date. Accordingly the prior period amounts have not been restated.

The Company’s net income and earnings per share would have been reduced for fiscal year 2005 had compensation costs for the Company’s stock option grants been determined based on the fair value at the grant dates for awards under these plans in accordance with SFAS No. 123R. The pro forma amounts have been as follows (Dollars in thousands, except share data):

	For the Year Ended
	June 30,	June 30,	June 30,
	2007	2006	2005
Net income (loss), as reported	$522	$(4,874)	$(1,157)
Add: Total stock-based employee compensation expense determined included in reported net income (loss), net of tax effects of $0	50	199	—
Deduct: Total stock-based employee compensation expense determined under fair value based method, net of tax effects of $0	(50)	(199)	(255)
Proforma net income(loss)	$522	$(4,874)	$(1,412)

	For the Year Ended
	June 30,	June 30,	June 30,
	2007	2006	2005
Earnings (Loss) per share:
Basic-as reported	$0.01	$(0.13)	$(0.04)
Basic-proforma	$0.01	$(0.13)	$(0.05)
Diluted-as reported	$0.01	$(0.13)	$(0.04)
Diluted-proforma	$0.01	$(0.13)	$(0.05)

The following assumptions were used in the Black Scholes option pricing model that was utilized to determine stock-based employee compensation expense under the fair value based method:

	For the Year Ended
	June 30,	June 30,	June 30,
	2007	2006	2005
Weighted average fair value of stock options granted	$0.92	$0.90	$0.74
Risk-free interest rate	5.15%	3.97%	4.17%
Expected dividend yield	0%	0%	0%
Expected life of options	10.0 years	10.0 years	10.0 years
Expected volatility	170%	86%	86%

Earnings Per Share:

Basic earnings (loss) per share has been computed by dividing the applicable net income (loss) by the weighted average number of common shares outstanding. Diluted earnings per share has been computed for the year end June 30, 2007 by dividing the applicable net income by the weighted average number of common shares outstanding and common share equivalents. Potentially dilutive shares of 556,883 and 1,384,994 were not included in the calculation of diluted loss per share for the years ended June 30, 2006 and 2005 respectively, as their inclusion would have been antidilutive.

	For the Year Ended
	June 30,	June 30,	June 30,
	2007	2006	2005
Denominator for earnings (loss) per share (in millions):
Denominator for basic earnings (loss) per share weighted-average shares outstanding	37.5	37.0	28.4
Assumed exercise of potential common shares	.4	—	—
Denominator for diluted earnings (loss) per share	37.9	37.0	28.4

Advertising Expense:

Advertising costs are expensed when incurred. Advertising expenses including coop advertising of $2.3 million, $1.6 million and $0.6 million, were included in selling, general and administrative expenses for the years ended June 30, 2007, 2006 and 2005 respectively.

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

Other Assets:

Other assets primarily consist of security deposits for real estate leases and deferred financing costs, which are being amortized over the life of the finance agreement.

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

Deferred Rent Obligations:

The Company accounts for rent expense under noncancelable operating leases with scheduled rent increases on a straight-line basis over the lease term. The excess of straight-line rent expense over scheduled payment amounts is recorded as a deferred liability included in long-term liabilities. Deferred rent obligations amounted to $0.4 million at June 30, 2007 and $0.5 million at June 30, 2006.

Other Comprehensive Income (Loss):

Other comprehensive income (loss) is reflected in the consolidated statements of stockholders’ equity and comprehensive income (loss). Other comprehensive income(loss) reflects adjustments for pension liabilities.

Segment Reporting:

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information requires enterprises to report certain information about products and services, activities in different geographic areas and reliance on major customers and to disclose certain segment information in their financial statements. The basis for determining an enterprise’s operating segments is the manner in which financial information is used internally by the enterprise’s chief operating decision maker. The Company has determined that it operates in one segment, women’s career and casual sportswear. In addition, less than 1% of total revenue is derived from customers outside the United States. The majority of the Company’s long-lived assets are located in the United States.

New Accounting Pronouncements:

In July 2006, the FASB issued SFAS Interpretation No. 48, ‘‘Accounting for Uncertainty in Income Taxes – An Interpretation of SFAS No. 109’’ (‘‘FIN 48’’). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The evaluation of a tax position in accordance with FIN 48 is a two-step process. The Company first will be required to determine whether it is more-likely-than-not that a tax position, if any, will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. A tax position that meets the ‘‘more- likely-than-not’’ recognition threshold will then be measured to determine the amount of expense/benefit to recognize in the financial statements based upon the largest amount of expense/ benefit that is greater than 50 percent likely of being realized upon ultimate settlement. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company currently is evaluating the effect of FIN 48 on its financial statements, if any.

In September 2006, the Securities and Exchange Commission (‘‘SEC’’) issued Staff Accounting Bulletin No. 108 (SAB 108) ‘‘Considering the Effects of Prior Year Misstatements in Current Year Financial Statements.’’ SAB 108 provides guidance on quantifying financial statement misstatements, including the effects of prior year errors on current year financial statements. SAB 108 is effective for periods ending after November 15, 2006. The adoption of SAB 108 did not have an impact on the Company’s financial statements.

In September 2006, the FASB issued SFAS No. 157 ‘‘Fair Value Measures’’ (‘‘SFAS 157’’). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, however it does not apply to SFAS 123R. This Statement shall be effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year. The provisions of this statement should be applied prospectively as of the beginning of the fiscal year in which this Statement is initially applied, except in some circumstances where the statement shall be applied retrospectively. The Company does not believe that it will have a material impact on its financial statements.

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an Amendment of FASB Statements No. 87, 106, and 132(R) (‘‘SFAS 158’’). SFAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS 158 also requires employers to measure the funded status of a plan as of the date of its year-end statement of financial position. A public company is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. The requirement to account for plan assets and benefit obligations as of the date of the employer’s fiscal year-end is effective for fiscal years ending after December 15, 2008. Earlier application of the recognition or measurement date provisions is encouraged. Retrospective application is not permitted. The adoption of SFAS 158 did not have any effect on the Company’s financial statements. (See note 8).

In February 2007, FASB issued SFAS 159, ‘‘The Fair Value Option for Financial Assets and Financial Liabilities,’’ (‘‘SFAS 159’’), which amends the accounting for assets and liabilities in financial statements in accordance with SFAS No. 115, ‘‘Accounting for Certain Investments in Debt and Equity Securities’’. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. This statement does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. SFAS 159 is effective for the first fiscal year beginning after November 15, 2007. The Company does not believe that it will have a material impact on its financial statements.

3.    Inventories — net

	June 30,	June 30,
	2007	2006
	(In thousands)
Raw materials	$472	$534
Work-in-process	39	101
Finished goods	8,365	8,504
Total	$8,876	$9,139

Inventories are stated at the lower of cost, using the first-in first-out (FIFO) method, or market. Included in inventories is merchandise in transit of approximately $5.5 million at June 30, 2007 and $6.5 million at June 30, 2006.

4.    Fixed Assets

	June 30,	June 30,
	2007	2006
	(In thousands)
Computer hardware and software	$4,463	$3,936
Furniture and equipment	2,090	1,563
Leasehold improvements	4,603	4,591
	11,156	10,090
Less: accumulated depreciation and amortization	8,196	6,936
	$2,960	$3,154

5.    Income Taxes

The following are the major components of the provision for income taxes (In thousands):

	Fiscal Year Ended June 30,
	2007	2006	2005
Current:
Federal	$22	$28	$16
State	(38)	92	69
	$(16)	$120	$85
Deferred:
Federal	$75	$88	$76
State	16	15	22
	$91	$103	$98
Total	$75	$223	$183

Significant components of the Company’s net deferred tax assets and deferred tax liabilities are as follows:

	June 30, 2007	June 30, 2006
	(In thousands)
Deferred tax assets:
Net federal, state and local operating loss carryforwards	$38,600	$39,200
Costs capitalized to inventory for tax purposes	1,000	900
Inventory valuation	300	600
Excess of book over tax depreciation	1,500	1,500
Sales allowances not currently deductible	1,100	1,000
Reserves and other items not currently deductible	500	700
	43,000	43,900
Less: valuation allowance for deferred tax assets	(43,000)	(43,900)
Net deferred tax asset	$—	$—

	June 30, 2007	June 30, 2006
	(In thousands)
Deferred tax liability:
Deferred tax liability related to indefinite lived intangibles	$(373)	$(282)

The Company accounts for income taxes under the asset and liability method in accordance with SFAS No. 109, Accounting for Income Taxes. Deferred income taxes reflect the future tax consequences of differences between the tax bases of assets and liabilities and their financial reporting amounts at year-end. The Company periodically reviews its historical and projected taxable income and considers available information and evidence to determine if it is more likely than not that a portion of the deferred tax assets will be realized. A valuation allowance is established to reduce the deferred tax assets to the amount that is more likely than not to be realized. As of June 30, 2007 and 2006, based upon its evaluation of historical and projected results of operation and the current business environment, the Company recorded a full valuation allowance on its deferred tax assets. In fiscal 2007, the valuation allowance was decreased by $0.9 million to $43.0 million at June 30, 2007 from $43.9 million at June 30, 2006 to primarily reflect the usage of net operating loss carryfowards and to reflect changes in deferred tax assets. If the Company determines that it is more likely than not that a portion of the deferred tax assets will be realized in the future, that portion of the valuation allowance will be reduced with a corresponding decrease in income tax expense. At such time that the valuation allowance is eliminated and the Company has operating income, the Company will provide for income tax expense in its Statement of Operations at its effective tax rate.

The Company has provided a deferred tax liability in the amount of $373,000 as of June 30, 2007 on the temporary differences associated with its indefinite-lived intangibles. The Company’s indefinite lived intangibles are not amortized for book purposes. As the Company continues to amortize these intangible assets for tax purposes, it will provide a deferred tax liability on the temporary difference. The temporary difference will not reverse until such time as the assets are impaired or sold therefore the likelihood of being offset by the Company’s net operating loss carryforward is uncertain. There were no sales or impairments during the years ended June 30, 2007 and 2006.

At June 30, 2007, the Company has a federal net operating loss carryforward for income tax purposes of approximately $98.3 million, which will expire between fiscal 2010 and 2026. Approximately $0.7 million of the operating loss carryforwards relate to the exercise of nonqualified stock options.

In fiscal 2007, state and local taxes include approximately $74,000 of reimbursements from state taxing authorities for prior year refunds.

	Fiscal Year Ended June 30,
	2007	2006	2005
	(In thousands)
Expense (benefit) for federal income taxes at the statutory rate of 35.0%	$209	$(1,645)	$(306)
State and local taxes, net of federal benefit	(25)	29	51
Other	18	41	73
Effects of tax loss carryforwards	(127)	1,798	365
Provision for income taxes	$75	$223	$183

6.    Financing Agreements

The Company has a financing agreement (the ‘‘Financing Agreement’’) with the CIT Group/Commercial Services, Inc. (‘‘CIT’’) which provides the Company with a $40 million revolving line of credit (the ‘‘Revolving Facility’’) with a $25 million sublimit for letters of credit, and a term loan (the ‘‘Term Loan’’).

At the option of the Company, the Revolving Facility and the Term Loan each may bear interest either at the JP Morgan Chase Bank Rate (‘‘Prime Rate’’) or the London Interbank Offered Rate (‘‘LIBOR’’). If the Company chooses the Prime Rate, the interest (i) on the Revolving Facility accrues at a rate of ½ of 1% above the Prime Rate (ii) on the Term Loan accrues at a rate of 1% above the Prime Rate. If the Company chooses LIBOR, the interest (i) on the Revolving Facility accrues at a rate of 2¾% above LIBOR (ii) on the Term Loan accrues at a rate of 3¾% above LIBOR. The Company has elected the Prime Rate option from the inception of the financing agreement through June 30, 2007. Each of the foregoing interest rates is subject to an annual upward or downward adjustment by ¼ of 1%, commencing with the month following delivery of the Company’s consolidated financial statements to CIT for fiscal 2007 and fiscal 2008 based upon the Company’s borrowing availability, fixed charge coverage ratio and leverage ratio as in effect at each such adjustment period. The interest rate as of June 30, 2007 on the Revolving Facility was 8.75% and on the Term Loan was 9.25%.

The Term loan is paid down in quarterly installments of $425,000 with a balloon payment of $1.8 million due on October 1, 2008. The Company’s obligations under the Financing Agreement are secured by a first priority lien on substantially all of the Company’s assets, including the Company’s accounts receivable, inventory, intangibles, equipment, and trademarks, and a pledge of the Company’s interest in its subsidiaries.

The Financing Agreement contains numerous financial and operational covenants, including limitations on additional indebtedness, liens, dividends, stock repurchases and capital expenditures. In addition, the Company is required to maintain (i) specified levels of tangible net worth, (ii) minimum EBITDA (earnings before interest, taxes, depreciation and amortization), (iii) specified leverage ratios, and (iv) specified levels of minimum borrowing availability under the Revolving Facility. At June 30, 2007, the Company was in compliance with all of its covenants. In the event of the early termination by the Company of the Financing Agreement, the Company will be liable for termination fees of $150,000 if termination occurs prior to November 11, 2007. The Company may prepay at any time, in whole or in part, the Term Loan without penalty. The expiration of the Financing Agreement is October 1, 2008.

On August 31, 2007, the Company and CIT agreed to amend the Financing Agreement to modify the financial covenants to be consistent with the Company’s latest business plan for fiscal 2008.

On June 30, 2007, the Company had $4.1 million of outstanding letters of credit under the Revolving Facility, total availability of approximately $19.7 million under the Amended Financing Agreement, a balance of $3.9 million on the Term Loan and no revolving credit borrowings. On June 30, 2006, the Company had $5.1 million of outstanding letters of credit under the Revolving Facility, total availability of approximately $16.6 million under the Amended Financing Agreement, a balance of $5.6 million on the Term Loan and $2.4 million in revolving credit borrowings.

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

Future Financing Requirements

At June 30, 2007, the Company had working capital of $14.7 million as compared with working capital of $15.9 million at June 30, 2006. The Company’s business plan requires the availability of sufficient cash flow and borrowing capacity to finance its product lines and to meet its cash needs for the support of the Kenneth Cole product lines. The Company expects to satisfy such requirements through cash on hand, cash flow from operations and borrowings under its financing agreements. The Company believes that it has adequate resources to meet its needs for the foreseeable future assuming that it meets its business plan and satisfies the covenants set forth in the Financing Agreement.

7.    Employee Benefit Plans

Pension Plan:

Pursuant to a collective bargaining agreement, the Company’s union employees are eligible to participate in the Company’s defined benefit pension plan after completion of one year of eligible service. Pension benefits are based on the number of years of service times a predetermined factor. Effective June 30, 2007, the Company has adopted SFAS 158, SFAS 158 requires employers to recognize the over or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The adoption of this statement did not have an effect on the Company’s financial statements. The Company uses June 30, 2007 as its measurement date for the pension plan.

Pension expense amounted to approximately $45,000, $76,000, and $102,000 in fiscal 2007, 2006, and 2005, respectively.

Obligations and Funded Status

The reconciliation of the benefit obligation and funded status of the pension plan as of June 30, 2007 and 2006 is as follows:

	2007	2006
	(in thousands)
Change in benefit obligation
Benefit obligation at beginning of year	$1,704	$1,821
Service cost	26	40
Interest cost	105	95
Change in assumption (discount rate)	55	(117)
Actuarial loss/(gain)	19	(78)
Benefits paid	(65)	(53)
Curtailment	—	(4)
Benefit obligation at end of year	$1,844	$1,704
Change in plan assets
Fair value of plan assets at beginning of year	$1,347	$996
Actual return on plan assets	187	74
Employer contributions	162	330
Benefits paid	(65)	(53)
Fair value of plan assets at end of year	$1,631	$1,347
Funded status	$(213)	$(357)
Unrecognized net actuarial loss	434	461
Net amount recognized	$221	$104
Amounts recognized in the statement of financial position consist of:
Accrued benefit cost	$(213)	$(357)
Accumulated other comprehensive loss	434	461
Net amount recognized	$221	$104

Of the accrued benefit cost at June 30, 2007 and 2006 $126,000 and $86,000, respectively, is in accrued expenses and $87,000 and $270,000, respectively, is in long-term liabilities on the consolidated balance sheet. As of June 30, 2007, the amount in accumulated other comprehensive loss that has not yet been recognized as a component of net periodic benefit cost is comprised entirely of net actuarial losses.

(In thousands)	June 30, 2007	June 30, 2006
Projected and accumulated benefit obligation	$1,844	$1,704
Fair value of plan assets	$1,631	$1,347

	Fiscal Year
(In thousands)	2007	2006	2005
Components of Net Periodic Benefit Cost:
Service cost	$26	$40	$71
Interest cost	105	95	87
Expected return on plan assets	(115)	(104)	(75)
Amortization of accumulated unrecognized net loss	29	45	19
Net periodic benefit cost	$45	$76	$102

Additional Information

The adjustment to the funded status included in other comprehensive (income) loss was ($27,000), ($214,000), and $370,000 for the years ended June 30, 2007, 2006 and 2005, respectively.

Assumptions

Weighted average assumptions used to determines:

Net periodic benefit cost for the years ended June 30,	2007	2006	2005
Discount Rate	6.25%	5.25%	6.50%
Expected Long Term Rate of Return on plan assets	8.25%	8.50%	8.50%

Benefit Obligation at June 30,	2007	2006
Discount Rate	6.0%	6.25%
Expected Long Term Rate of Return on plan assets	8.0%	8.25%

The expected long-term rate of return on plan assets was determined based on long-term return analysis for equity, debt and other securities as well as historical returns. Long-term trends are evaluated relative to market factors such as inflation and interest rates.

Plan Assets

The Company’s pension plan weighted-average asset allocations at June 30, 2007 and 2006, by asset category are as follows:

	Plan Assets at June 30,	Plan Assets at June 30,
Asset Category	2007	2006
Equity securities	57%	61%
Debt securities	30%	31%
Other	13%	8%
Total	100%	100%

The Company’s investment strategy for the pension plan is to invest in a diversified portfolio of assets managed by an outside portfolio manager. The Company’s goal is to provide for steady growth in the pension plan assets, exceeding the Company’s expected return on plan assets of 8.0%. The portfolio is balanced to maintain the Company’s targeted allocation percentage by type of investment. See table below. Investments are made by the portfolio manager based upon guidelines of the Company.

The parameters maintained by the portfolio manager are as follows:

Percentage of Total Portfolio	Asset Category
5 – 15%	Cash and short term investments
25 – 35%	Long-term fixed income
50 – 65%	Common stock

Contributions

The Company expects to contribute $125,000 to the pension plan in fiscal 2008.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (In thousands):

Fiscal Year	Pension Benefits
2008	$75
2009	83
2010	92
2011	99
2012	110
2013 – 2017	677

Savings Plan:

The Company has a savings plan (the ‘‘Savings Plan’’) under which eligible employees may contribute a percentage of their compensation and the Company (subject to certain limitations) contributes 10% of the employee’s contribution. The Company contributions are invested in investment funds selected by the participants and are subject to vesting provisions of the Savings Plan. The contribution to the Savings plan in fiscal 2007 was funded by the plan’s forfeiture account and as a result the Company did not incur an expense. Expense under the Savings Plan was approximately, $68,000 in fiscal 2006 and $72,000 in fiscal 2005.

8.    Stock Based Compensation:

The Company has a Stock Option Plan (the ‘‘Option Plan’’). Pursuant to the Option Plan, the Company may grant to eligible individuals incentive stock options, as defined in the Internal Revenue Code of 1986, and non-incentive stock options. Generally, vesting periods range from two to five years with a maximum term of ten years. Under the Option Plan, 7,750,000 shares of Common Stock are reserved for issuance. The maximum number of Shares that any one Eligible Individual may be granted in respect of options may not exceed 4,000,000 shares of Common Stock. No stock options may be granted subsequent to October 29, 2007. The exercise price may not be less than 100% of the fair market value on the date of grant for incentive stock options.

Information regarding the Company’s stock options is summarized below:

	Stock Options
	Number of Shares	Exercise Price Range	Weighted Average Exercise Price
Outstanding at June 30, 2004	5,986,827	$.38 – $3.50	$.55
Options granted	330,000	$.85 – $0.95	$.86
Options exercised	(2,025,000)	$.38 – $0.69	$.38
Options canceled	(120,300)	$.50 – $1.12	$.98
Outstanding at June 30, 2005	4,171,527	$.38 – $3.50	$.64
Options granted	30,000	$1.06	$1.06
Options exercised	(1,607,500)	$.38 – $0.50	$.41
Options canceled	(65,000)	$.75 – $3.00	$1.07
Outstanding at June 30, 2006	2,529,027	$.50 – $3.50	$.77
Options granted	30,000	$0.92	$.92
Options exercised	(41,248)	$.50 – $.75	$.59
Options canceled	(899,000)	$.50 – $.94	$.90
Outstanding at June 30, 2007	1,618,779	$.50 – $3.50	$.71

The following table summarizes information about the Company’s outstanding and exercisable stock options at June 30, 2007:

	Outstanding			Exercisable
Range of Exercise Price	Shares	Weighted- Average Remaining Contractual Life (Yrs.)	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
$0.50	766,279	4.11	$0.50	766,279	$0.50
$0.69	5,000	3.00	$0.69	5,000	$0.69
$0.75	207,500	5.16	$0.75	207,500	$0.75
$0.84	500,000	.41	$0.84	500,000	$0.84
$0.92	30,000	9.00	$0.92	—	—
$0.95	30,000	7.00	$0.95	15,000	$0.95
$0.98	30,000	6.00	$0.98	22,500	$0.98
$1.06	30,000	8.00	$1.06	7,500	$1.06
$3.00	5,000	2.00	$3.00	5,000	$3.00
$3.11	10,000	.65	$3.11	10,000	$3.11
$3.50	5,000	1.00	$3.50	5,000	$3.50
	1,618,779	3.31	$0.71	1,543,779	$0.69

The total intrinsic value of options exercised during the years ended June 30, 2007, 2006, and 2005, was $22,000, $666,000, and $1,283,000, respectively. The total fair value of shares vested during the years ended June 30, 2007, 2006, and 2005, was $50,000, $199,000, and $255,000 respectively. The aggregate intrinsic value of options outstanding and options currently exercisable at June 30, 2007 was $251,000 each.

A summary of the status of the Company’s nonvested shares as of June 30, 2007, and changes during the year ended June 30, 2007, is presented below:

Nonvested Shares:	Shares	Weighted-Average Grant Date Fair Value
Nonvested, July 1, 2006	560,000	$0.78
Granted	30,000	0.92
Cancelled	(465,000)	0.76
Vested	(50,000)	0.79
Nonvested, June 30, 2007	75,000	$0.89

All stock options are granted at fair market value of the Common Stock at grant date. The outstanding stock options have a weighted average contractual life of 3.31 years, 5.48 years and 4.39 years in 2007, 2006 and 2005, respectively. The number of stock options exercisable at June 30, 2007, 2006 and 2005 were 1,543,779, 1,969,027 and 3,327,777 respectively. As of June 30, 2007, there was $40,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Option Plan. That cost is expected to be recognized over a weighted-average period of 2.0 years.

9.    Commitments, Contingencies and Other Matters

Lease Obligations:

The Company leases showroom, distribution and office facilities, and equipment under various noncancellable operating lease agreements which expire through fiscal 2014. Rental expense for the years ended June 30, 2007, 2006 and 2005 was approximately $1.9 million, $2.3 million and $2.9 million, respectively.

The minimum aggregate rental commitments at June 30, 2007 are as follows (in thousands):

Fiscal year ending:
2008	$2,078
2009	1,916
2010	700
2011	406
2012	379
Thereafter	458
$5,937

Letters of Credit:

The Company was contingently liable under letters of credit issued by banks to cover primarily contractual commitments for merchandise purchases of approximately $3.9 million and $4.9 million at June 30, 2007 and June 30, 2006, respectively. The Company also was contingently liable for stand by letters of credit issued by banks of approximately $0.2 million as June 30, 2007 and 2006.

Inventory purchase commitments:

The Company was contingently liable for contractual commitments for merchandise purchases of approximately $7.9 million and $17.3 million at June 30, 2007 and June 30, 2006, respectively. The contractual commitments for merchandise purchases include the letters of credits shown above.

Kenneth Cole License Agreement:

The Company entered into a license agreement with Kenneth Cole Productions (LIC) in June 2005 which was subsequently amended in September 2007. Under the license agreement the Company is required to achieve certain minimum sales levels, to pay specified royalties and advertising on net sales, to pay certain minimum royalties and advertising and to maintain a minimum net worth. The initial term of the license expires on June 30, 2011 but may be extended under certain circumstances. The license agreement permits early termination by the Company or the Licensor under certain circumstances. The Company was also obligated to expend a total of $3.6 million (reduced by agreement between the Company and Kenneth Cole Productions, Inc. from $4.0 million), in the period ending December 31, 2008 to support the initial launch of the licensed products. The Company has recorded in the Statement of Operations an expense of approximately $1.0 million and $0.6 million as of June 30, 2007 and June 30, 2006, respectively, related to the launch. In accordance with the amended license agreement the remaining launch fee obligation in the amount of $2.0 million has been eliminated.

The following table summarizes as of June 30, 2007, the Company’s Kenneth Cole License Agreement commitments by future period through June 30, 2011 assuming the license is in effect through the expiration date (in thousands):

Fiscal year ending:
2008	$1,545
2009	1,380
2010	1,270
2011	1,060
$5,255

Korean Office Closing:

The Company closed its Korean branch office in August 2007 and as a result amounts became due to employees under Korean statutory severance laws of approximately $650,000 which had been accumulated and included in accrued expenses as of June 30, 2007. These amounts were paid in fiscal 2008.

Litigation:

The Company is involved in legal proceedings from time to time arising out of the ordinary conduct of its business. The Company believes that the outcome of these proceedings will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

10. Unaudited Quarterly Results of Operations

Unaudited quarterly financial information for fiscal 2007 and fiscal 2006 is set forth in the table below:

	(In thousands, except per share amounts)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal 2007
Net revenue	$39,509	$39,387	$38,243	$29,633
Gross profit	12,031	11,835	11,558	7,272
Net income (loss)	1,244	1,265	563	(2,550)
Basic earnings (loss) per share	0.03	0.03	0.02	(0.07)
Diluted earnings (loss) per share	0.03	0.03	0.01	(0.07)
Fiscal 2006
Net revenue	$37,718	$23,002	$39,731	$36,376
Gross profit	10,584	4,774	12,389	9,383
Net income (loss)	96	(4,871)	951	(1,050)
Basic earnings (loss) per share	—	(0.13)	0.03	(0.03)
Diluted earnings (loss) per share	—	(0.13)	0.03	(0.03)

The sum of the quarterly net earnings per share amounts may not equal the full-year amount since the computations of the weighted average number of common-equivalent shares outstanding for each quarter and the full year are made independently.

SCHEDULE II

BERNARD CHAUS, INC. & SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

Description	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Deductions		Balance at End of Year
Year ended June 30, 2007
Allowance for doubtful accounts	$137	$0	$77	[1]	$60
Reserve for customer allowances and deductions	$2,516	$12,403	$12,134	[2]	$2,785
Year ended June 30, 2006
Allowance for doubtful accounts	$150	$0	$13	[1]	$137
Reserve for customer allowances and deductions	$1,675	$10,303	$9,462	[2]	$2,516
Year ended June 30, 2005
Allowance for doubtful accounts	$193	$0	$43	[1]	$150
Reserve for customer allowances and deductions	$972	$5,967	$5,264	[2]	$1,675

1	Uncollectible accounts written off
2	Allowances charged to reserve and granted to customers

S-1