Form 10-Q
period 2007-09-30
CHAUS BERNARD INC
filed 2007-11-05
CIK 793983

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2007.

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

Large accelerated filer                 Accelerated filer                  Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).    Yes         No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Date	Class	Shares Outstanding
November 5, 2007	Common Stock, $0.01 par value	37,381,373

PART I — FINANCIAL INFORMATION

Item 1.    Financial Statements

BERNARD CHAUS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except number of shares and per share amounts)

	September 30, 2007	June 30, 2007	September 30, 2006
	(Unaudited)	(*)	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$112	$3,377	$56
Accounts receivable – net	25,397	16,605	23,987
Accounts receivable – due from factor	1,766	1,638	3,151
Inventories – net	8,867	8,876	11,303
Prepaid expenses and other current assets	731	462	695
Total current assets	36,873	30,958	39,192
Fixed assets – net	2,654	2,960	3,176
Other assets – net	117	316	339
Trademarks	1,000	1,000	1,000
Goodwill	2,257	2,257	2,257
Total assets	$42,901	$37,491	$45,964
Liabilities and Stockholders’ Equity
Current Liabilities
Revolving credit borrowings	$9,458	$—	$5,973
Accounts payable	8,040	10,012	9,801
Accrued expenses	3,289	4,582	5,004
Term loan – current	1,700	1,700	1,700
Total current liabilities	22,487	16,294	22,478
Term loan	1,800	2,225	3,500
Long term liabilities	315	347	607
Deferred income taxes	396	373	305
Total liabilities	24,998	19,239	26,890
Stockholders’ Equity
Preferred stock, $.01 par value, authorized shares – 1,000,000; issued and outstanding shares – none	—	—	—
Common stock, $.01 par value, authorized shares – 50,000,000; issued shares – 37,443,643 at September 30, 2007 and June 30, 2007 and 37,572,517 at September 30, 2006	374	374	376
Additional paid-in capital	133,336	133,331	133,456
Deficit	(113,893)	(113,539)	(112,817)
Accumulated other comprehensive loss	(434)	(434)	(461)
Less: Treasury stock at cost – 62,270 shares at September 30, 2007, June 30, 2007 and September 30, 2006	(1,480)	(1,480)	(1,480)
Total stockholders’ equity	17,903	18,252	19,074
Total liabilities and stockholders’ equity	$42,901	$37,491	$45,964

*	Derived from audited financial statements at June 30, 2007.

See accompanying notes to condensed consolidated financial statements.

BERNARD CHAUS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except number of shares and per share amounts)

	For the Three Months Ended
	September 30, 2007	September 30, 2006
	(Unaudited)
Net revenue	$35,546	$39,509
Cost of goods sold	25,151	27,478
Gross profit	10,395	12,031
Selling, general and administrative expenses	10,430	10,430
Income (Loss) from operations	(35)	1,601
Interest expense, net	269	272
Income (Loss) before income tax provision	(304)	1,329
Income tax provision	50	85
Net Income (Loss)	$(354)	$1,244
Basic earnings (loss) per share	$(0.01)	$0.03
Diluted earnings (loss) per share	$(0.01)	$0.03
Weighted average number of common shares outstanding – basic	37,381,000	37,516,000
Weighted average number of common and common equivalent shares outstanding – diluted	37,381,000	37,924,000

See accompanying notes to condensed consolidated financial statements.

BERNARD CHAUS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Three Months Ended
	September 30, 2007	September 30, 2006
	(Unaudited)
Operating Activities
Net income (loss)	$(354)	$1,244
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	331	298
Stock compensation expense	5	23
Deferred income taxes	23	23
Changes in operating assets and liabilities:
Accounts receivable	(8,792)	(2,123)
Accounts receivable due from factor	(128)	(1,761)
Inventories	9	(2,164)
Prepaid expenses and other current assets	(80)	(52)
Accounts payable	(1,972)	497
Accrued expenses and long term liabilities	(1,325)	1,110
Net Cash Used In Operating Activities	(12,283)	(2,905)
Investing Activities
Purchases of fixed assets	(15)	(312)
Cash Used In Investing Activities	(15)	(312)
Financing Activities
Net proceeds from revolving credit borrowings	9,458	3,594
Principal payments on term loan	(425)	(425)
Repurchases and retirement of Common Stock	—	(16)
Net Cash Provided By Financing Activities	9,033	3,153
Decrease in cash and cash equivalents	(3,265)	(64)
Cash and cash equivalents, beginning of period	3,377	120
Cash and cash equivalents, end of period	$112	$56
Supplemental Disclosure of Cash Flow Information:
Cash paid for:
Taxes	$35	$25
Interest	$257	$259

See accompanying notes to condensed consolidated financial statements.

BERNARD CHAUS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Three Months Ended September 30, 2007 and September 30, 2006

1.    Business and Summary of Significant Accounting Policies

Business:

Bernard Chaus, Inc. (the ‘‘Company’’ or ‘‘Chaus’’) designs, arranges for the manufacture of and markets an extensive range of women’s career and casual sportswear principally under the JOSEPHINE CHAUS® COLLECTION, JOSEPHINE CHAUS® SPORT, CHAUS®, CYNTHIA STEFFE®, and CYNTHIA CYNTHIA STEFFE® trademarks and under private label brand names. The Company’s products are sold nationwide through department store chains, specialty retailers and other retail outlets. The Company’s JOSEPHINE CHAUS product lines sold through the department store channels are in the opening price points of the ‘‘better’’ category. The Company’s CYNTHIA STEFFE product lines are an upscale contemporary women’s apparel line sold through department stores and specialty stores. The Company’s private label product lines are sold to various customers according to their specifications. The Company also has a license agreement with Kenneth Cole Productions, Inc. to manufacture and sell women’s sportswear under various labels. The Company began shipping products in December 2005 bearing the Kenneth Cole Reaction label primarily to retail department stores. These Kenneth Cole Reaction products offer high-quality fabrications and styling at ‘‘better’’ price points. As used herein, fiscal 2008 refers to the fiscal year ended June 30, 2008, fiscal 2007 refers to the fiscal year ended June 30, 2007 and fiscal 2006 refers to the fiscal year ended June 30, 2006.

Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (‘‘generally accepted accounting principles’’) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending June 30, 2008 (‘‘fiscal 2008’’) or any other period. The balance sheet at June 30, 2007 has been derived from the audited financial statements at that date. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2007.

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

Credit Terms:

The Company extends credit to its customers, other than customers of Cynthia Steffe Acquisition, LLC (‘‘CS Acquisition’’) based upon an evaluation of the customer’s financial condition and credit history. CS Acquisition extends credit to the majority of its customers through a factoring agreement with The CIT Group/Commercial Services, Inc. (‘‘CIT’’). Under the factoring arrangement, the Company receives payment from CIT as of the earlier of: a) the date that CIT has been paid by the Company’s customers; b) the date of the customer’s longest maturity if the customer is in a bankruptcy or insolvency proceeding; or c) the last day of the third month following the customer’s longest maturity date if the receivable remains unpaid. CIT assumes only the risk of the Company’s customers’ insolvency or non-payment. All other receivable risks for customer deductions that reduce the customer receivable balances are retained by the Company, including, but not limited to, allowable customer markdowns, operational chargebacks, disputes, discounts, and returns. As of September 30, 2007 approximately 93 % of the Company’s accounts receivable was non-factored.

Accounts Receivable:

Accounts Receivable are net of allowances and anticipated discounts. An allowance for doubtful accounts is determined through analysis of the aging of accounts receivable at the date of the financial statements, assessments of collectibility based on historical trends and an evaluation of the impact of economic conditions. This amount is not significant primarily due to the Company’s history of minimal bad debts. An allowance for discounts is based on those discounts relating to open invoices where trade discounts have been extended to customers. Costs associated with potential returns of products as well as allowable customer markdowns and operational charge backs, net of expected recoveries, are included as a reduction to net revenue and are part of the provision for allowances included in Accounts Receivable. These provisions result from seasonal negotiations as well as historic deduction trends, net expected recoveries and the evaluation of current market conditions. As of September 30, 2007, June 30, 2007 and September 30, 2006, Accounts Receivable was net of allowances of $2.9 million, $2.8 million and $3.6 million, respectively.

Inventories:

Inventories are stated at the lower of cost or market, cost being determined on the first-in, first-out method. The majority of the Company’s inventory purchases are shipped FOB shipping point from the Company’s suppliers. The Company takes title and assumes the risk of loss when the merchandise is received at the boat or airplane overseas. The Company records inventory at the point of such receipt at the boat or airplane overseas. Reserves for slow moving and aged merchandise are provided to write down inventory costs to net realizable value based on historical experience and current product demand. Inventory reserves were $0.9 million at September 30, 2007, $0.8 million at June 30, 2007, and $1.6 million at September 30, 2006. Inventory reserves are based upon the level of excess and aged inventory and the Company’s estimated recoveries on the sale of the inventory. While markdowns have been within expectations and the provisions established, the Company cannot guarantee that it will continue to experience the same level of markdowns as in the past.

Cash and Cash Equivalents:

All highly liquid investments with an original maturity of three months or less at the date of purchase are classified as cash equivalents.

BERNARD CHAUS, INC. AND SUBSIDIARIES

Income Taxes:

The Company accounts for income taxes under the asset and liability method in accordance with Statement of Financial Accounting Standards (‘‘SFAS’’) No. 109, Accounting for Income Taxes. Deferred income taxes reflect the future tax consequences of differences between the tax bases of assets and liabilities and their financial reporting amounts at year-end. The Company periodically reviews its historical and projected taxable income and considers available information and evidence to determine if it is more likely than not that a portion of the deferred tax assets will be realized. A valuation allowance is established to reduce the deferred tax assets to the amount that is more likely than not to be realized. As of September 30, 2007, June 30, 2007 and September 30, 2006, based upon its evaluation, of historical and projected results of operation and the current business environment, the Company recorded a full valuation allowance on its deferred tax assets. If the Company determines that it is more likely than not that a portion of the deferred tax assets will be realized in the future, that portion of the valuation allowance will be reduced and the Company will provide for an income tax benefit in its Statement of Operations at its estimated effective tax rate.

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

The following assumptions were used in the Black Scholes option-pricing model that was utilized to determine stock-based employee compensation expense under the fair value based method:

	For the Three Months Ended September 30, 2007	For the Three Months Ended September 30, 2006
Weighted average fair value of stock options granted	$0.81	$0.92
Risk-free interest rate	5.03%	5.15%
Expected dividend yield	$0.00	$0.00
Expected life of option	10.0 years	10.0 years
Expected volatility	131%	170%

Earnings (loss) Per Share:

Basic earnings (loss) per share has been computed by dividing the applicable net income (loss) by the weighted average number of common shares outstanding. Diluted earnings per share has been computed by dividing the applicable net income by the weighted average number of common shares outstanding and common share equivalents. Potentially dilutive shares of 0.3 million were not included in the calculation of diluted net loss per share for the three months ended September 30, 2007, as their inclusion would be antidilutive.

BERNARD CHAUS, INC. AND SUBSIDIARIES

	For the Three Months Ended
	September 30, 2007	September 30, 2006
Denominator for earnings (loss) per share (in millions):
Denominator for basic earnings (loss) per share weighted-average shares outstanding	37.4	37.5
Assumed exercise of potential common shares	—	0.4
Denominator for diluted earnings (loss) per share	37.4	37.9

New accounting pronouncements:

In July 2006, the Financial Accounting Standards Board (‘‘FASB’’) issued Interpretation No. 48, ‘‘Accounting for Uncertainty in Income Taxes – An Interpretation of SFAS No. 109’’ (‘‘FIN 48’’). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with Statement 109 and prescribes a recognition threshold and measurement attribute for the financial statement disclosure of tax positions taken, or expected to be taken, on a tax return. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

The Company adopted the provisions of FIN 48 on July 1, 2007 and the adoption did not have a material impact on the consolidated financial statements. The Company classifies any interest and penalty payments or accruals within operating expenses on the financial statements. There were no accruals of interest and penalties, nor were there any unrecognized tax benefits at the date of adoption of FIN 48. The Internal Revenue Service has reviewed the Company’s income tax returns through the period ended June 30, 2003 and proposed no changes to the tax returns filed by the Company.

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

BERNARD CHAUS, INC. AND SUBSIDIARIES

2.    Inventories — net

	September 30, 2007	June 30, 2007	September 30, 2006
		(in thousands)
	(unaudited)		(unaudited)
Raw materials	$376	$472	$913
Work-in-process	101	39	51
Finished goods	8,390	8,365	10,339
Total	$8,867	$8,876	$11,303

Inventories are stated at the lower of cost, using the first in first-out (FIFO) method, or market. Included in finished goods inventories is merchandise in transit of approximately $1.9 million at September 30, 2007, $5.5 million at June 30, 2007 and $3.5 million at September 30, 2006.

3.    Financing Agreements

The Company has a financing agreement (the ‘‘Financing Agreement’’) with the CIT Group/Commercial Services, Inc. (‘‘CIT’’) which provides the Company with a $40 million revolving line of credit (the ‘‘Revolving Facility’’), a $25 million sublimit for letters of credit, and as of September 30, 2007 a $3.5 million term loan (the ‘‘Term Loan’’).

At the option of the Company, the Revolving Facility and the Term Loan each may bear interest either at the JP Morgan Chase Bank Rate (‘‘Prime Rate’’) or the London Interbank Offered Rate (‘‘LIBOR’’). If the Company chooses the Prime Rate, the interest (i) on the Revolving Facility accrues at a rate of ½ of 1% above the Prime Rate and (ii) on the Term Loan accrues at a rate of 1% above the Prime Rate. If the Company chooses LIBOR, the interest (i) on the Revolving Facility accrues at a rate of 2¾% above LIBOR and (ii) on the Term Loan accrues at a rate of 3¾% above LIBOR. The Company had elected the Prime Rate option from the inception of the Financing Agreement through September 30, 2007. Each of the foregoing interest rates is subject to an annual upward or downward adjustment by ¼ of 1%, commencing with the month following delivery of the Company’s consolidated financial statements to CIT for fiscal 2007 and fiscal 2008 based upon the Company’s borrowing availability, fixed charge coverage ratio and leverage ratio as in effect at each such adjustment period. The interest rate as of September 30, 2007 on the Revolving Facility was 8.25% and on the Term Loan was 8.75%.

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

The Financing Agreement contains numerous financial and operational covenants, including limitations on additional indebtedness, liens, dividends, stock repurchases and capital expenditures. In addition, the Company is required to maintain (i) specified levels of tangible net worth, (ii) minimum EBITDA (earnings before interest, taxes, depreciation and amortization), (iii) specified leverage ratios, and (iv) specified levels of minimum borrowing availability under the Revolving Facility. If the daily availability under the Financing Agreement equals or exceeds specified minimum levels, then the other financial covenants are not tested. If such daily minimum levels are not met, then the financial covenants are tested as of the end of the preceding fiscal quarter and subsequent fiscal quarter. The Company currently meets the minimum daily minimum availability test and would have been in compliance with the other financial covenants at September 30, 2007, had they been tested. In the event of the early termination by the Company of the Financing Agreement, the Company will be liable for termination fees of $150,000 if termination occurs prior to November 11, 2007. The Company may prepay at any time, in whole or in part, the Term Loan without penalty. The expiration of the Financing Agreement is October 1, 2008.

BERNARD CHAUS, INC. AND SUBSIDIARIES

On August 31, 2007, the Company and CIT agreed to amend the Financing Agreement to modify the financial covenants to be consistent with the Company’s latest business plan for fiscal 2008.

On September 30, 2007, the Company had $2.2 million of outstanding letters of credit under the Revolving Facility, total availability of approximately $17.3 million under the amended Financing Agreement, a balance of $3.5 million on the Term Loan and $9.5 million in revolving credit borrowings. At September 30, 2006, the Company had $3.7 million of outstanding letters of credit under the Revolving Facility, total availability of approximately $20.2 million under the Financing Agreement, a balance of $5.2 million on the Term Loan and $6.0 million in revolving credit borrowings.

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

4.    Pension Plan

Components of Net Periodic Benefit Cost

	Pension Plan
	For the Three Months Ended
	September 30, 2007	September 30, 2006
	(Unaudited)
	(In Thousands)
Service cost	$6	$6
Interest cost	27	26
Expected return on plan assets	(33)	(29)
Amortization of net loss	6	7
Net periodic benefit cost	$6	$10

Employer Contributions

For the three months ended September 30, 2007 the Company made no contribution to the pension plan. The Company anticipates $125,000 in additional contributions to fund its pension plan in fiscal 2008.

BERNARD CHAUS, INC. AND SUBSIDIARIES

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

Our disclosure and analysis in this Quarterly Report on Form 10-Q contains forward-looking statements. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. Such statements may include words such as ‘‘anticipate,’’ ‘‘estimate,’’ ‘‘expect,’’ ‘‘project,’’ ‘‘intend,’’ ‘‘plan,’’ ‘‘believe,’’ ‘‘hope’’ and other words and terms of similar meaning. In particular, these include, among others, statements relating to present or anticipated consumer demand, future revenues, capital expenditures, future financings and collaborations, personnel, manufacturing requirements and capabilities, the impact of new accounting pronouncements, and other statements regarding matters that are not historical facts or statements of current condition.

There are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements, including those addressed below in Part II, Item 1A. under ‘‘Risk Factors.’’

We undertake no obligation (and expressly disclaim any such obligation) to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. You are advised, however, to consult any further disclosures we make on related subjects in our filings with the United States Securities and Exchange Commission (‘‘SEC’’), all of which are available in the SEC EDGAR database at www.sec.gov and from us.

Overview

The Company designs, arranges for the manufacture of and markets an extensive range of women’s career and casual sportswear principally under the JOSEPHINE CHAUS® COLLECTION, JOSEPHINE CHAUS® SPORT, CHAUS®, CYNTHIA STEFFE®, and CYNTHIA CYNTHIA STEFFE® trademarks and under private label brand names. The Company’s products are sold nationwide through department store chains, specialty retailers and other retail outlets. On June 13, 2005, the Company entered into a license agreement with Kenneth Cole Productions (LIC), Inc. (‘‘KCP’’) which was subsequently amended on September 26, 2007. The license agreement grants the Company an exclusive license to design, manufacture, sell and distribute women’s sportswear under the Licensor’s trademark ‘‘KENNETH COLE REACTION’’ in the United States in the women’s better sportswear and better petite sportswear department of approved department stores and approved specialty retailers. The Company began initial shipments of this line in December 2005. The initial term of the license expires on June 30, 2011 but may be extended under certain circumstances. Pursuant to the amendment, KCP has agreed not to sell women’s sportswear, or license any other party to sell women’s sportswear, in the United States in the women’s better sportswear and better petite sportswear department of approved department stores and approved specialty retailers bearing the mark KENNETH COLE NEW YORK under its cream label. While KCP retains the ability to sell products bearing the mark KENNETH COLE NEW YORK under its black label in the same channels, it is expected that products bearing the cream label and products bearing the black label will not typically be sold in the same stores. It is also the expectation of the parties that in the stores where the cream label and black label lines overlap, the black label products will be sold in different and more exclusive departments, and will have a distinctly higher price point, than the cream label products. The license agreement permits early termination by the Company or the Licensor under certain circumstances. The Company has the option to renew the license agreement for an additional term of three years if it meets specified sales targets and is in compliance with the agreement. The license agreement also requires the Company to achieve certain minimum sales levels, to pay specified royalties and advertising on net sales, to pay certain minimum royalties and advertising and to maintain a minimum net worth.

BERNARD CHAUS, INC. AND SUBSIDIARIES

Results of Operations

The following table sets forth, for the periods indicated, certain items expressed as a percentage of net revenue.

	For the Quarter Ended
	September 30, 2007	September 30, 2006
Net revenue	100.00%	100.00%
Gross profit	29.2%	30.5%
Selling, general and administrative expenses	29.3%	26.4%
Interest expense	0.8%	0.7%
Net income (loss)	(1.0)%	3.1%

Net revenues for the quarter ended September 30, 2007 decreased by 10.0%, or $4.0 million, to $35.5 million from $39.5 million for the quarter ended September 30, 2006. Units sold decreased by approximately 8.6% and the overall price per unit decreased by approximately 1.6%. The Company’s revenues decreased due to a decrease in revenues in the Company’s private label product lines ($3.8 million), Cynthia Steffe product lines ($2.6 million) and the Company’s licensed product lines ($0.9 million), partially offset by an increase in the Company’s Chaus product lines ($3.3 million).

Gross profit for the quarter ended September 30, 2007 decreased $1.6 million to $10.4 million as compared to $12.0 million for the quarter ended September 30, 2006. As a percentage of net revenue, gross profit decreased to 29.2% for the quarter ended September 30, 2007 from 30.5% for the quarter ended September 30, 2006. The decrease in gross profit dollars was primarily due to the decrease in gross profit in the Company’s private label product lines ($1.8 million), and Cynthia Steffe product lines ($1.1 million), partially offset by an increase in gross profit in the Company’s Chaus product lines ($1.4 million). The decrease in gross profit percentage was attributable to a decrease in gross profit percentage in the Company’s private label product lines partially offset by an increase in gross profit percentage across all other product lines.

Selling, general and administrative (‘‘SG&A’’) expenses were the same for September 30, 2007 as compared September 30, 2006 ($10.4 million). As a percentage of net revenue SG&A was 29.3% for the quarter ended September 30, 2007 as compared to 26.4% for the quarter ended September 30, 2006. The increase in payroll and payroll related costs ($0.3 million), in addition to consulting fees and other miscellaneous costs ($0.2 million) were offset by a decrease in marketing related costs ($0.3 million) and distribution costs ($0.2 million).

Interest expense was approximately the same for the quarter ended September 30, 2007 as compared to the quarter ended September 30, 2006 primarily due to average bank borrowings and interest rates being approximately the same.

The Company’s income tax provision for the quarter ended September 30, 2007 includes provisions for state and local taxes, and a deferred provision for the temporary differences associated with the Company’s indefinite lived intangibles. The Company’s income tax provision for the quarter ended September 30, 2006 includes the aforementioned and also includes federal alternative minimum taxes (AMT) resulting from the use of the Company’s net operating loss (NOL) carryforward from prior years.

The Company periodically reviews its historical and projected taxable income and considers available information and evidence to determine if it is more likely than not that a portion of the deferred tax assets will be realized. A valuation allowance is established to reduce the deferred tax assets to the amount that is more likely than not to be realized. As of September 30, 2007, June 30, 2007 and September 30, 2006, based upon its evaluation of taxable income and the current business environment, the Company recorded a full valuation allowance on its deferred tax assets including NOL’s. If the Company determines that it is more likely than not that a portion of the deferred tax assets will be realized in the future, that portion of the valuation allowance will be reduced with a corresponding decrease in income tax expense. As such time that the valuation allowance is eliminated and the Company has operating income, the

BERNARD CHAUS, INC. AND SUBSIDIARIES

Company will provide for income tax expense in its Statement of Operations at its estimated effective tax rate. See discussion below under Critical Accounting Policies and Estimates regarding income taxes and the Company’s federal net operating loss carryforward.

Financial Position, Liquidity and Capital Resources

General

Net cash used in operating activities was $12.3 million for the three months ended September 30, 2007 as compared to net cash used in operating activities of $2.9 million for the three months ended September 30, 2006. Cash used in operating activities for the three-month period of fiscal 2008 resulted primarily from an increase in accounts receivable and accounts receivable due from factor ($8.9 million), a decrease in accounts payable of ($2.0 million) and a decrease in accrued expenses and long term liabilities ($1.3 million). The increase in accounts receivable of $8.9 million was predominately due to the increase in sales during the quarter ended September 30, 2007 as compared to sales in the quarter ended June 30, 2007. The decrease in accounts payable of $2.0 million was due to the timing of payments for inventory. Cash used in operating activities for the three-month period of fiscal 2007 resulted primarily from net income ($1.2 million) and an increase in accrued expenses and other long term liabilities ($1.1 million) offset by an increase in accounts receivable and accounts receivable due from factor ($3.9 million), and an increase in inventory ($2.2 million).

Cash used in investing activities in the three months ended September 30, 2007 was $15,000 compared to $312,000 in the previous year. The purchases of fixed assets for three months ended September 30, 2007 consisted primarily of capital expenditures for management information system upgrades. In fiscal 2008, the Company anticipates capital expenditures of approximately $250,000 primarily for management information system upgrades. The unexpended portion of capital expenditures for the remainder of fiscal 2008 is approximately $235,000.

Net cash provided by financing activities of $9.0 million for the three months ended September 30, 2007 was primarily the result of net proceeds from short-term bank borrowings of $9.5 million, partially offset by principal payments on the term loan of $0.4 million. Net cash provided by financing activities of $3.2 million for the three months ended September 30, 2006 was primarily the result of net proceeds from short-term bank borrowings of $3.6 million, partially offset by principal payments on the term loan of $0.4 million.

Financing Agreement

The Company has a financing agreement (the ‘‘Financing Agreement’’) with the CIT Group/Commercial Services, Inc. (‘‘CIT’’) which provides the Company with a $40 million revolving line of credit (the ‘‘Revolving Facility’’), a $25 million sublimit for letters of credit, and as of September 30, 2007 a $3.5 million term loan (the ‘‘Term Loan’’).

At the option of the Company, the Revolving Facility and the Term Loan each may bear interest either at the JP Morgan Chase Bank Rate (‘‘Prime Rate’’) or the London Interbank Offered Rate (‘‘LIBOR’’). If the Company chooses the Prime Rate, the interest (i) on the Revolving Facility accrues at a rate of ½ of 1% above the Prime Rate and (ii) on the Term Loan accrues at a rate of 1% above the Prime Rate. If the Company chooses LIBOR, the interest (i) on the Revolving Facility accrues at a rate of 2¾% above LIBOR and (ii) on the Term Loan accrues at a rate of 3¾% above LIBOR. The Company had elected the Prime Rate option from the inception of the Financing Agreement through September 30, 2007. Each of the foregoing interest rates is subject to an annual upward or downward adjustment by ¼ of 1%, commencing with the month following delivery of the Company’s consolidated financial statements to CIT for fiscal 2007 and fiscal 2008 based upon the Company’s borrowing availability, fixed charge coverage ratio and leverage ratio as in effect at each such adjustment period. The interest rate as of September 30, 2007 on the Revolving Facility was 8.25% and on the Term Loan was 8.75%.

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

The Financing Agreement contains numerous financial and operational covenants, including limitations on additional indebtedness, liens, dividends, stock repurchases and capital expenditures. In addition, the Company is required to maintain (i) specified levels of tangible net worth, (ii) minimum EBITDA (earnings before interest, taxes, depreciation and amortization), (iii) specified leverage ratios, and (iv) specified levels of minimum borrowing availability under the Revolving Facility. If the daily availability under the Financing Agreement equals or exceeds specified minimum levels, then the other financial covenants are not tested. If such daily minimum levels are not met, then the financial covenants are tested as of the end of the preceding fiscal quarter and subsequent fiscal quarter. The Company currently meets the minimum daily minimum availability test and would have been in compliance with the other financial covenants at September 30, 2007, had they been tested. The Company’s ability to meet these requirements on an ongoing basis is dependent on its ability to achieve and maintain satisfactory operating results. In the event of the early termination by the Company of the Financing Agreement, the Company will be liable for termination fees of $150,000 if termination occurs prior to November 11, 2007. The Company may prepay at any time, in whole or in part, the Term Loan without penalty. The expiration of the Financing Agreement is October 1, 2008.

On August 31, 2007, the Company and CIT agreed to amend the Financing Agreement to modify the financial covenants to be consistent with the Company’s latest business plan for fiscal 2008.

On September 30, 2007, the Company had $2.2 million of outstanding letters of credit under the Revolving Facility, total availability of approximately $17.3 million under the amended Financing Agreement, a balance of $3.5 million on the Term Loan and $9.5 million in revolving credit borrowings. At September 30, 2006, the Company had $3.7 million of outstanding letters of credit under the Revolving Facility, total availability of approximately $20.2 million under the Financing Agreement, a balance of $5.2 million on the Term Loan and $6.0 million in revolving credit borrowings.

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

Future Financing Requirements

At September 30, 2007, the Company had working capital of $14.4 million as compared with working capital of $16.7 million at September 30, 2006. The Company’s business plan requires the availability of sufficient cash flow and borrowing capacity to finance its product lines and to meet its cash needs for the support of the Kenneth Cole product lines. The Company expects to satisfy such requirements through cash on hand, cash flow from operations and borrowings under its financing agreements. The Company believes that it has adequate resources to meet its needs for the foreseeable future assuming that it meets its business plan and satisfies the covenants set forth in the Financing Agreement.

The foregoing discussion contains forward-looking statements which are based upon current expectations and involve a number of uncertainties, including the Company’s ability to maintain its borrowing capabilities under the Financing Agreement, retail market conditions, and consumer acceptance of the Company’s products.

BERNARD CHAUS, INC. AND SUBSIDIARIES

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

Accounts Receivable – Accounts Receivable are net of allowances and anticipated discounts. An allowance for doubtful accounts is determined through analysis of the aging of accounts receivable at the date of the financial statements, assessments of collectibility based on historical trends and an evaluation of the impact of economic conditions. This amount is not significant primarily due to the Company’s history of minimal bad debts. An allowance for discounts is based on those discounts relating to open invoices where trade discounts have been extended to customers. Costs associated with potential returns of products as well as allowable customer markdowns and operational charge backs, net of expected recoveries, are included as a reduction to net revenue and are part of the provision for allowances included in Accounts Receivable. These provisions result from seasonal negotiations as well as historic deduction trends, net expected recoveries and the evaluation of current market conditions. As of September 30, 2007, June 30, 2007 and September 30, 2006, Account Receivable was net of allowances of $2.9 million, $2.8 million, and $3.6 million, respectively.

Inventories – Inventories are stated at the lower of cost or market, cost being determined on the first-in, first-out method. The majority of the Company’s inventory purchases are shipped FOB shipping point from the Company’s suppliers. The Company takes title and assumes the risk of loss when the merchandise is received at the boat or airplane overseas. The Company records inventory at the point of such receipt at the boat or airplane overseas. Reserves for slow moving and aged merchandise are provided to adjust inventory costs based on historical experience and current product demand. Inventory reserves were $0.9 million at September 30, 2007, $0.8 million at June 30, 2007, and $1.6 million at September 30, 2006. Inventory reserves are based upon the level of excess and aged inventory and the Company’s estimated recoveries on the sale of the inventory. While markdowns have been within expectations and the provisions established, the Company cannot guarantee that it will continue to experience the same level of markdowns as in the past.

Valuation of Long-Lived Assets, Trademarks and Goodwill – The Company periodically reviews the carrying value of its long-lived assets for continued appropriateness. This review is based upon projections of anticipated future undiscounted cash flows. While the Company believes that its estimates of future cash flows are reasonable, different assumptions regarding such cash flows could materially affect evaluations. The Company evaluates goodwill and trademarks at least annually or whenever events and changes in circumstances suggest that the carrying amount may not be recoverable from its estimated future cash flows. To the extent these future projections or the Company’s strategies change, the conclusion regarding impairment may differ from the current estimates. As of September 30, 2007 and 2006, no impairment on long term assets have been recognized.

Income Taxes – The Company’s results of operations have generated a federal tax net operating loss (‘‘NOL’’) carryforward of approximately $98.3 million as of June 30, 2007. Generally accepted accounting principles require that the Company record a valuation allowance against the deferred tax asset associated with this NOL if it is ‘‘more likely than not’’ that the Company will not be able to utilize it to offset future taxable income. As of September 30, 2007, based upon its evaluation of the Company’s historical and projected results of operations, the current business environment and the magnitude of the NOL, the

BERNARD CHAUS, INC. AND SUBSIDIARIES

Company recorded a full valuation allowance on its deferred tax assets including NOL’s. The provision for income taxes relates to provisions for state and local taxes and a deferred provision for temporary differences associated with the Company’s indefinite lived intangibles. It is possible, however, that the Company could be profitable in the future at levels which cause management to conclude that it is more likely than not that the Company will realize all or a portion of the NOL carryforward. Upon reaching such a conclusion, the Company would record the estimated net realizable value of the deferred tax asset at that time and would then provide for income taxes at a rate equal to its combined federal and state effective rates. Subsequent revisions to the estimated net realizable value of the deferred tax asset could cause the Company’s provision for income taxes to vary from period to period, although its cash tax payments would remain unaffected until the benefit of the NOL is utilized.

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

At September 30, 2007 and 2006, the carrying amounts of the Company’s revolving credit borrowings and term loan approximated fair value. As of September 30, 2007, the Company’s revolving credit borrowings bore interest at 8.25% and the term loan bore interest at 8.75%. As of September 30, 2007, a hypothetical immediate 10% adverse change in prime interest rates relating to the Company’s revolving credit borrowings and term loan would have approximately a $0.1 million unfavorable impact on its earnings and cash flows over a one-year period.

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

Each fiscal quarter the Company carries out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chairwoman and Chief Executive Officer along with the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon the foregoing, the Company’s Chairwoman and Chief Executive Officer along with the Company’s Chief Financial Officer, concluded that, as of September 30, 2007, the Company’s disclosure controls and procedures were effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s Exchange Act reports.

During the fiscal quarter ended September 30, 2007, there has been no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

BERNARD CHAUS, INC. AND SUBSIDIARIES

PART II — OTHER INFORMATION

Item 1.    Legal Proceedings

None.

Item 1A.    Risk Factors

There are many factors that affect our business and the results of our operations. In addition to the other information set forth in this quarterly report, you should carefully read and consider ‘‘Item 1A. Risk Factors’’ in Part I, and ‘‘Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations’’ in Part II, of our Annual Report on Form 10-K for the year ended June 30, 2007, which contain a description of significant factors that might cause the actual results of operations in future periods to differ materially from those currently expected or desired.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders

None.

Item 5.    Other Information

None.

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

BERNARD CHAUS, INC. (Registrant)
Date: November 5, 2007	By:	/s/ Josephine Chaus
JOSEPHINE CHAUS
Chairwoman of the Board, and Chief Executive Officer
Date: November 5, 2007	By:	/s/ Barton Heminover
BARTON HEMINOVER
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Exhibit Title
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Josephine Chaus.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Barton Heminover.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Josephine Chaus.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Barton Heminover.