Form 10-Q
period 2007-12-31
CHAUS BERNARD INC
filed 2008-02-04
CIK 793983

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended December 31, 2007.

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

Large accelerated filer                 Accelerated filer                  Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).    Yes         No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Date	Class	Shares Outstanding
February 4, 2008	Common Stock, $0.01 par value	37,481,373

PART I — FINANCIAL INFORMATION

Item 1.    Financial Statements

BERNARD CHAUS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except number of shares and per share amounts)

	December 31, 2007	June 30, 2007	December 31, 2006
	(Unaudited)	(*)	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$73	$3,377	$81
Accounts receivable – net	13,805	16,605	24,474
Accounts receivable – due from factor	—	1,638	1,305
Inventories – net	8,071	8,876	10,789
Prepaid expenses and other current assets	736	462	850
Total current assets	22,685	30,958	37,499
Fixed assets – net	2,440	2,960	3,121
Other assets – net	123	316	336
Trademarks	1,000	1,000	1,000
Goodwill	2,257	2,257	2,257
Total assets	$28,505	$37,491	$44,213
Liabilities and Stockholders’ Equity
Current Liabilities
Revolving credit borrowings	$1,781	$—	$4,856
Accounts payable	6,785	10,012	8,378
Accrued expenses	2,639	4,582	4,979
Term loan – current	3,075	1,700	1,700
Total current liabilities	14,280	16,294	19,913
Term loan	—	2,225	3,075
Long term liabilities	284	347	546
Deferred income taxes	419	373	328
Total liabilities	14,983	19,239	23,862
Stockholders’ Equity
Preferred stock, $.01 par value, authorized shares – 1,000,000; issued and outstanding shares – none	—	—	—
Common stock, $.01 par value, authorized shares – 50,000,000; issued shares – 37,443,643 at December 31, 2007 and June 30, 2007 and 37,571,541 at December 31, 2006	374	374	376
Additional paid-in capital	133,344	133,331	133,468
Deficit	(118,282)	(113,539)	(111,552)
Accumulated other comprehensive loss	(434)	(434)	(461)
Less: Treasury stock at cost – 62,270 shares at December 31, 2007, June 30, 2007 and December 31, 2006	(1,480)	(1,480)	(1,480)
Total stockholders’ equity	13,522	18,252	20,351
Total liabilities and stockholders’ equity	$28,505	$37,491	$44,213

*	Derived from audited financial statements at June 30, 2007.

See accompanying notes to consolidated financial statements.

BERNARD CHAUS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except number of shares and per share amounts)

	For the Three Months Ended		For the Six Months Ended
	December 31, 2007	December 31, 2006	December 31, 2007	December 31, 2006
	(Unaudited)		(Unaudited)
Net revenue	$25,376	$39,387	$60,922	$78,896
Cost of goods sold	20,096	27,552	45,247	55,030
Gross profit	5,280	11,835	15,675	23,866
Selling, general and administrative expenses	9,396	10,236	19,826	20,666
Income (loss) from operations	(4,116)	1,599	(4,151)	3,200
Interest expense net	258	270	527	542
Income (loss) before income tax provision	(4,374)	1,329	(4,678)	2,658
Income tax provision	15	64	65	149
Net income (loss)	$(4,389)	$1,265	$(4,743)	$2,509
Basic earnings (loss) per share	$(0.12)	$0.03	$(0.13)	$0.07
Diluted earnings (loss) per share	$(0.12)	$0.03	$(0.13)	$0.07
Weighted average number of shares outstanding – basic	37,381,000	37,509,000	37,381,000	37,513,000
Weighted average number of common and common equivalent shares outstanding – diluted	37,381,000	37,971,000	37,381,000	37,946,000

See accompanying notes to consolidated financial statements.

BERNARD CHAUS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Six Months Ended
	December 31, 2007	December 31, 2006
	(Unaudited)
Operating Activities
Net income (loss)	$(4,743)	$2,509
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	623	611
Stock compensation expense	13	36
Deferred income taxes	46	45
Changes in operating assets and liabilities:
Accounts receivable	2,800	(2,610)
Accounts receivable due from factor	1,638	85
Inventories	805	(1,650)
Prepaid expenses and other current assets	(93)	(216)
Accounts payable	(3,227)	(926)
Accrued expenses and long term liabilities	(2,006)	1,025
Net Cash Used In Operating Activities	(4,144)	(1,091)
Investing Activities
Purchases of fixed assets	(91)	(558)
Cash Used In Investing Activities	(91)	(558)
Financing Activities
Net proceeds from revolving credit borrowings	1,781	2,477
Principal payments on term loan	(850)	(850)
Repurchases and retirement of Common Stock	—	(17)
Net Cash Provided By Financing Activities	931	1,610
Decrease in cash and cash equivalents	(3,304)	(39)
Cash and cash equivalents, beginning of period	3,377	120
Cash and cash equivalents, end of period	$73	$81
Supplemental Disclosure of Cash Flow Information:
Cash paid for:
Taxes	$41	$35
Interest	$508	$525

See accompanying notes to consolidated financial statements.

BERNARD CHAUS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Six Months Ended December 31, 2007 and December 31, 2006

1.    Business and Summary of Significant Accounting Policies

Business:

Bernard Chaus, Inc. (the ‘‘Company’’ or ‘‘Chaus’’) designs, arranges for the manufacture of and markets an extensive range of women’s career and casual sportswear principally under the JOSEPHINE CHAUS®, JOSEPHINE®, CHAUS®, CYNTHIA STEFFE®, and CYNTHIA CYNTHIA STEFFE® trademarks and under private label brand names. The Company’s products are sold nationwide through department store chains, specialty retailers and other retail outlets. The Company’s JOSEPHINE CHAUS product lines sold through the department store channels are in the opening price points of the ‘‘better’’ category. The Company’s CYNTHIA STEFFE product lines are an upscale contemporary women’s apparel line sold through department stores and specialty stores. The Company’s private label product lines are sold to various customers according to their specifications. The Company also has a license agreement with Kenneth Cole Productions, Inc. to manufacture and sell women’s sportswear under various labels. The Company began initial shipments of these licensed labels in December 2005 primarily to retail department stores. These products offer high-quality fabrications and styling at ‘‘better’’ price points. As used herein, fiscal 2008 refers to the fiscal year ended June 30, 2008 and fiscal 2007 refers to the fiscal year ended June 30, 2007.

Basis of Presentation:

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (‘‘generally accepted accounting principles’’) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and six months ended December 31, 2007 are not necessarily indicative of the results that may be expected for the year ending June 30, 2008 (‘‘fiscal 2008’’) or any other period. The balance sheet at June 30, 2007 has been derived from the audited financial statements at that date. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2007.

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

Credit Terms:

The Company extends credit to its customers, other than customers of Cynthia Steffe Acquisition, LLC (‘‘CS Acquisition’’) based upon an evaluation of the customer’s financial condition and credit history. CS Acquisition extends credit to the majority of its customers through a factoring agreement with The CIT Group/Commercial Services, Inc. (‘‘CIT’’). Under the factoring arrangement, the Company receives payment from CIT as of the earlier of: a) the date that CIT has been paid by the Company’s customers; b) the date of the customer’s longest maturity if the customer is in a bankruptcy or insolvency proceeding; or c) the last day of the third month following the customer’s longest maturity date if the receivable remains unpaid. CIT assumes only the risk of the Company’s customers’ insolvency or non-payment. All other receivable risks for customer deductions that reduce the customer receivable balances are retained by the Company, including, but not limited to, allowable customer markdowns, operational chargebacks, disputes, discounts, and returns. As of December 31, 2007 included in accrued expenses is approximately $139,000 due to factor as a result of provisions for customer markdowns and returns.

Accounts Receivable:

Accounts Receivable are net of allowances and anticipated discounts. An allowance for doubtful accounts is determined through analysis of the aging of accounts receivable at the date of the financial statements, assessments of collectibility based on historical trends and an evaluation of the impact of economic conditions. This amount is not significant primarily due to the Company’s history of minimal bad debts. An allowance for discounts is based on those discounts relating to open invoices where trade discounts have been extended to customers. Costs associated with potential returns of products as well as allowable customer markdowns and operational charge backs, net of expected recoveries, are included as a reduction to net revenue and are part of the provision for allowances included in Accounts Receivable. These provisions result from seasonal negotiations as well as historic deduction trends, net expected recoveries and the evaluation of current market conditions. As of December 31, 2007, June 30, 2007 and December 31, 2006, Accounts Receivable was net of allowances of $3.1 million, $2.8 million and $4.2 million, respectively.

Inventories:

Inventories are stated at the lower of cost or market, cost being determined on the first-in, first-out method. The majority of the Company’s inventory purchases are shipped FOB shipping point from the Company’s suppliers. The Company takes title and assumes the risk of loss when the merchandise is received at the boat or airplane overseas. The Company records inventory at the point of such receipt at the boat or airplane overseas. Reserves for slow moving and aged merchandise are provided to write down inventory costs to net realizable value based on historical experience and current product demand. Inventory reserves were $0.9 million at December 31, 2007, $0.8 million at June 30, 2007, and $1.2 million at December 31,2006. Inventory reserves are based upon the level of excess and aged inventory and the Company’s estimated recoveries on the sale of the inventory. While markdowns have been within expectations and the provisions established, the Company cannot guarantee that it will continue to experience the same level of markdowns as in the past.

Cash and Cash Equivalents:

All highly liquid investments with an original maturity of three months or less at the date of purchase are classified as cash equivalents.

BERNARD CHAUS, INC. AND SUBSIDIARIES

Income Taxes:

The Company accounts for income taxes under the asset and liability method in accordance with Statement of Financial Accounting Standards (‘‘SFAS’’) No. 109, Accounting for Income Taxes. Deferred income taxes reflect the future tax consequences of differences between the tax bases of assets and liabilities and their financial reporting amounts at year-end. The Company periodically reviews its historical and projected taxable income and considers available information and evidence to determine if it is more likely than not that a portion of the deferred tax assets will be realized. A valuation allowance is established to reduce the deferred tax assets to the amount that is more likely than not to be realized. As of December 31, 2007, June 30, 2007 and December 31, 2006, based upon its evaluation, of historical and projected results of operation and the current business environment, the Company recorded a full valuation allowance on its deferred tax assets. If the Company determines that it is more likely than not that a portion of the deferred tax assets will be realized in the future, that portion of the valuation allowance will be reduced and the Company will provide for an income tax benefit in its Statement of Operations at its estimated effective tax rate.

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

On November 15, 2007, the Board of Directors adopted the Bernard Chaus, Inc. 2007 Restricted Stock Inducement Plan (the ‘‘Plan’’).  As the Plan was an inducement plan, the shareholders of the Company did not approve, nor were they required to approve, the Plan. The Plan was intended to induce certain individuals to become employees of the Company by offering them a stake in the Company’s success. The maximum number of shares of the Company’s common stock that may be granted under the Plan is 100,000, which may consist of authorized and unissued shares or treasury shares.  The number and kind of shares available under the Plan are subject to adjustment upon changes in capitalization of the Company affecting the shares.  Whenever any outstanding award is forfeited, cancelled or terminated, the underlying shares will be available for future issuance, to the extent of the forfeiture, cancellation or termination. The Plan will remain in effect until the earlier of ten years from the date of its adoption by the Board or the date it is terminated by the Board.  The Board has discretion to amend and/or terminate the Plan without the consent of participants, provided that no amendment may impair any rights previously granted to a participant under the Plan without such participant’s consent. On January 9,2008 the Company granted to its Chief Operating Officer, 100,000 shares of restricted stock which vest in two annual installments of 50,000 shares.

Earnings (loss) Per Share:

Basic earnings (loss) per share has been computed by dividing the applicable net income (loss) by the weighted average number of common shares outstanding. Diluted earnings per share has been computed by dividing the applicable net income by the weighted average number of common shares outstanding and common share equivalents. Potentially dilutive shares of 0.1 million and 0.2 million were not included in the calculation of diluted net loss per share for the three and six months ended December 31, 2007, respectively, as their inclusion would be antidilutive.

BERNARD CHAUS, INC. AND SUBSIDIARIES

	For the Three Months Ended		For the Six Months Ended
	December 31, 2007	December 31, 2006	December 31, 2007	December 31, 2006
Denominator for earnings (loss) per share (in millions):
Denominator for basic earnings (loss) per share weighted-average shares outstanding	37.4	37.5	37.4	37.5
Assumed exercise of potential common shares	—	0.5	—	0.4
Denominator for diluted earnings (loss) per share	37.4	38.0	37.4	37.9

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

In December 2007, the FASB issued SFAS 160 ‘‘Noncontrolling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51’’ (‘‘SFAS 160’’). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company does not have any noncontrolling interests in subsidiaries and believes that SFAS 160 will not have a material impact on its financial statements.

BERNARD CHAUS, INC. AND SUBSIDIARIES

In December 2007, the FASB issued SFAS 141 (Revised 2007) ‘‘Business Combinations’’ (‘‘SFAS 141R’’). SFAS 141R establishes principles and requirements for the reporting entity in a business combination, including recognition and measurement in the financial statements of the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS 141R also establishes disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, and interim periods within those fiscal years.

2.    Inventories — net

	December 31,	June 30,	December 31,
	2007	2007	2006
		(in thousands)
	(unaudited)		(unaudited)
Raw materials	$397	$472	$2,022
Work-in-process	34	39	—
Finished goods	7,640	8,365	8,767
Total	$8,071	$8,876	$10,789

Inventories are stated at the lower of cost, using the first in first-out (FIFO) method, or market. Included in finished goods inventories is merchandise in transit of approximately $3.4 million at December 31, 2007, $5.5 million at June 30, 2007 and $4.1 million at December 31, 2006.

3.    Financing Agreements

The Company has a financing agreement (the ‘‘Financing Agreement’’) with the CIT Group/Commercial Services, Inc. (‘‘CIT’’) which provides the Company with a $40 million revolving line of credit (the ‘‘Revolving Facility’’), a $25 million sublimit for letters of credit, and as of December 31, 2007 a $3.1 million term loan (the ‘‘Term Loan’’).

At the option of the Company, the Revolving Facility and the Term Loan each may bear interest either at the JP Morgan Chase Bank Rate (‘‘Prime Rate’’) or the London Interbank Offered Rate (‘‘LIBOR’’). If the Company chooses the Prime Rate, the interest (i) on the Revolving Facility accrues at a rate of ½ of 1% above the Prime Rate and (ii) on the Term Loan accrues at a rate of 1% above the Prime Rate. If the Company chooses LIBOR, the interest (i) on the Revolving Facility accrues at a rate of 2¾% above LIBOR and (ii) on the Term Loan accrues at a rate of 3¾% above LIBOR. The Company had elected the Prime Rate option from the inception of the Financing Agreement through December 31, 2007. Each of the foregoing interest rates is subject to an annual upward or downward adjustment by ¼ of 1%, commencing with the month following delivery of the Company’s consolidated financial statements to CIT for fiscal 2007 and fiscal 2008 based upon the Company’s borrowing availability, fixed charge coverage ratio and leverage ratio as in effect at each such adjustment period. The interest rate as of December 31, 2007 on the Revolving Facility was 7.75% and on the Term Loan was 8.25%.

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

BERNARD CHAUS, INC. AND SUBSIDIARIES

The Financing Agreement contains numerous financial and operational covenants, including limitations on additional indebtedness, liens, dividends, stock repurchases and capital expenditures. In addition, the Company is required to maintain (i) specified levels of tangible net worth, (ii) minimum EBITDA levels (earnings before interest, taxes, depreciation and amortization), (iii) specified leverage ratios, and (iv) specified levels of minimum borrowing availability under the Revolving Facility. The Company may prepay at any time, in whole or in part, the Term Loan without penalty. The expiration of the Financing Agreement is October 1, 2008.

On August 31, 2007 and January 31, 2008, the Company and CIT agreed to amend the Financing Agreement to modify the financial covenants to be consistent with the Company’s latest business plan for fiscal 2008. At December 31, 2007, the Company was in compliance with all covenants as modified.

On December 31, 2007, the Company had $4.7 million of outstanding letters of credit under the Revolving Facility, total availability of approximately $11.0 million under the amended Financing Agreement, a balance of $3.1 million on the Term Loan and $1.8 million in revolving credit borrowings. At December 31, 2006, the Company had $3.7 million of outstanding letters of credit under the Revolving Facility, total availability of approximately $19.6 million under the Financing Agreement, a balance of $4.8 million on the Term Loan and $4.9 million in revolving credit borrowings.

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

4.    Pension Plan

Components of Net Periodic Benefit Cost

	Pension Plan		Pension Plan
	For the Three Months Ended		For the Six Months Ended
	December 31, 2007	December 31, 2006	December 31, 2007	December 31, 2006
	(Unaudited)		(Unaudited)
	(In Thousands)		(In Thousands)
Service cost	$6	$7	$12	$13
Interest cost	27	26	54	52
Expected return on plan assets	(33)	(29)	(66)	(58)
Amortization of net loss	6	8	12	15
Net periodic benefit cost	$6	$12	$12	$22

Employer Contributions

For the six months ended December 31, 2007, the Company contribution to the pension plan was $50,000. The Company anticipates $75,000 in additional contributions to fund its pension plan in fiscal 2008.

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

Overview

The Company designs, arranges for the manufacture of and markets an extensive range of women’s career and casual sportswear principally under the JOSEPHINE CHAUS® JOSEPHINE® CHAUS®, CYNTHIA STEFFE®, and CYNTHIA CYNTHIA STEFFE® trademarks and under private label brand names. The Company’s products are sold nationwide through department store chains, specialty retailers and other retail outlets. On June 13, 2005, the Company entered into a license agreement with Kenneth Cole Productions (LIC), Inc. (‘‘KCP’’) which was subsequently amended in September and December 2007. The license agreement as amended grants the Company an exclusive license to design, manufacture, sell and distribute women’s sportswear under the Licensor’s trademark KENNETH COLE REACTION and the KENNETH COLE NEW YORK (cream label) in the United States in the women’s better sportswear and better petite sportswear department of approved department stores and approved specialty retailers. The Company began initial shipments of the KENNETH COLE REACTION line in December 2005 and plans to transition from the KENNETH COLE REACTION label to the KENNETH COLE NEW YORK (cream label) in Fall 2008. Pending the distribution of the Kenneth Cole New York (cream label) in Fall 2008, the initial term will expire on June 30, 2012. While KCP retains the ability to sell products bearing the mark KENNETH COLE NEW YORK (black label) in the same channels, it is expected that products bearing the cream label and products bearing the black label will not typically be sold in the same stores. It is also the expectation of the parties that in the stores where the cream label and black label lines overlap, the black label products will be sold in different and more exclusive departments, and will have a distinctly higher price point, than the cream label products. The license agreement permits early termination by the Company or the Licensor under certain circumstances. The Company has the option to renew the license agreement for an additional term of three years if it meets specified sales targets and is in compliance with the agreement. The license agreement also requires the Company to achieve certain minimum sales levels, to pay specified royalties and advertising on net sales, to pay certain minimum royalties and advertising and to maintain a minimum net worth.

BERNARD CHAUS, INC. AND SUBSIDIARIES

Results of Operations

The following table sets forth, for the periods indicated, certain items expressed as a percentage of net revenue.

	For the Three Months Ended		For the Six Months Ended
	December 31, 2007	December 31, 2006	December 31, 2007	December 31, 2006
Net Revenue	100.0%	100.0%	100.0%	100.0%
Gross Profit	20.8%	30.0%	25.7%	30.2%
Selling, general and administrative expenses	37.0%	26.0%	32.5%	26.2%
Interest expense	1.0%	0.7%	0.9%	0.7%
Net Income (loss)	(17.3)%	3.2%	(7.8)%	3.2%

Net revenues for the quarter ended December 31, 2007 decreased by 35.6%, or $14.0 million, to $25.4 million from $39.4 million for the quarter ended December 31, 2006. Units sold decreased by approximately 43.7% and the overall price per unit increased by approximately 14.4%. The Company’s revenues decreased due to a decrease in revenues in the Company’s Chaus product lines ($10.0 million), private label product lines ($2.6 million), and the Company’s Cynthia Steffe product lines ($2.5 million), partially offset by an increase in revenues in the Company’s licensed product lines ($1.1 million). The decrease in revenues across most product lines was due to a decrease in customer orders as a result of product realignment, vendor competition and general business conditions in the women’s apparel sector. The decrease in revenues in the Company’s Chaus product lines was primarily attributable to a decrease in business with its club channel of distribution.

Net revenues for the six months ended December 31, 2007 decreased by 22.8%, or $18.0 million, to $60.9 million from $78.9 million for the six months ended December 31, 2006. Units sold decreased by approximately 28.1% and the overall price per unit increased by approximately 7.5%. The Company’s revenues decreased due to a decrease in revenues in the Company’s Chaus product lines ($6.6 million), private label product lines ($6.4 million), and the Company’s Cynthia Steffe product lines ($5.2 million), partially offset by an increase in the Company’s licensed product lines ($0.2 million). The decrease in revenues across most product lines was due to a decrease in customer orders as a result of product realignment, vendor competition and general business conditions in the women’s apparel sector.

Gross profit for the quarter ended December 31, 2007 decreased $6.5 million to $5.3 million as compared to $11.8 million for the quarter ended December 31, 2006. As a percentage of net revenue, gross profit decreased to 20.8% for the quarter ended December 31, 2007 from 30.0% for the quarter ended December 31, 2006. The decrease in gross profit dollars was primarily due to the decrease in gross profit in the Company’s Chaus product lines ($4.7 million), private label product lines ($1.4 million), and Cynthia Steffe product lines ($1.4 million), partially offset by an increase in gross profit in the Company’s licensed product lines ($1.0 million). The decrease in gross profit percentage was attributable to a decrease in gross profit percentage across all product lines except for the Company’s licensed product lines. The decrease in gross profit for the quarter is attributable primarily to a decrease in revenues as well as a decrease in gross profit percentage.

Gross profit for the six months ended December 31, 2007 decreased $8.2 million to $15.7 million as compared to $23.9 million for the six months ended December 31, 2006. As a percentage of net revenue, gross profit decreased to 25.7% for the six months ended December 31, 2007 from 30.2% for the six months ended December 31, 2006. The decrease in gross profit dollars was primarily due to the decrease in gross profit in the Company’s Chaus product lines ($3.3 million), private label product lines ($3.1 million) and the Company’s Cynthia Steffe product lines ($2.6 million), partially offset by an increase in gross profit in the Company’s licensed product lines ($0.8 million). The decrease in gross profit percentage was attributable to a decrease in gross profit percentage across all product lines except for the Company’s licensed product lines. The decrease in gross profit for the six months is primarily attributable to a decrease in revenues and a decrease in gross profit percentage.

BERNARD CHAUS, INC. AND SUBSIDIARIES

Selling, general and administrative (‘‘SG&A’’) expenses decreased by $0.8 million to $9.4 million (37.0% of net revenue) for the quarter ended December 31, 2007 from $10.2 million (26.0% of net revenue) for the quarter ended December 31, 2006. The main components of the decrease in SG&A expenses for the quarter ended December 31, 2007 were payroll and payroll related costs ($0.4 million), marketing related costs ($0.3 million) and distribution costs ($0.1 million).

Selling, general and administrative (‘‘SG&A’’) expenses decreased by $0.8 million to $19.8 million (32.5% of net revenue) for the six months ended December 31, 2007 from $20.6 million (26.2% of net sales) for the six months ended December 31, 2006. The main components of the decrease in SG&A expenses for the quarter ended December 31, 2007 were marketing related costs ($0.6 million) and distribution costs ($0.4 million) partially offset by an increase in professional and consulting fees ($0.2 million).

Interest expense was lower for the quarter and the six months ended December 31, 2007 as compared to the quarter and six months ended December 31, 2006, primarily due to lower interest rates.

The Company’s income tax provision for the quarter and six months ended December 31, 2007 includes provisions for state and local taxes, and a deferred provision for the temporary differences associated with the Company’s indefinite lived intangibles. The Company’s income tax provision for the quarter and six months ended December 31, 2006 includes the aforementioned and also includes federal alternative minimum taxes (AMT) resulting from the use of the Company’s net operating loss (NOL) carryforward from prior years.

The Company periodically reviews its historical and projected taxable income and considers available information and evidence to determine if it is more likely than not that a portion of the deferred tax assets will be realized. A valuation allowance is established to reduce the deferred tax assets to the amount that is more likely than not to be realized. As of December 31, 2007, June 30, 2007 and December 31, 2006, based upon its evaluation of taxable income and the current business environment, the Company recorded a full valuation allowance on its deferred tax assets including NOL’s. If the Company determines that it is more likely than not that a portion of the deferred tax assets will be realized in the future, that portion of the valuation allowance will be reduced with a corresponding decrease in income tax expense. At such time that the valuation allowance is eliminated and the Company has operating income, the Company will provide for income tax expense in its Statement of Operations at its estimated effective tax rate. See discussion below under Critical Accounting Policies and Estimates regarding income taxes and the Company’s federal net operating loss carryforward.

Financial Position, Liquidity and Capital Resources

General

Net cash used in operating activities was $4.1 million for the six months ended December 31, 2007 as compared to net cash used in operating activities of $1.1 million for the six months ended December 31, 2006. Net cash used in operating activities for the six-month period of fiscal 2008 resulted primarily from a net loss of ($4.7million), a decrease in accounts payable of ($3.2 million), a decrease in accrued expenses and long term liabilities ($2.0 million) offset by a decrease in accounts receivable and accounts receivable due from factor of ($4.4 million) and a decrease in inventories of ($0.8 million). The decrease in accounts payable of $3.2 million was due to the decrease in inventory and the timing of payments for inventory. The decrease in accrued expenses and long term liabilities was predominately due to a decrease in compensation related items, including the statutory severance payments in connection with the closing of the Korean office, in addition to decreases in accrued professional fees and other miscellaneous items. The decrease in accounts receivable of $4.4 million was predominately due to the decrease in sales during the quarter ended December 31, 2007 as compared to sales in the quarter ended June 30, 2007. Net cash used in operating activities for the six month-period ended December 31, 2006 resulted primarily from an increase in accounts receivable and accounts receivable due from factor ($2.5 million), an increase in inventory ($1.7 million) partially offset by net income ($2.5 million) and an increase in accrued expenses and other long term liabilities ($1.0 million).

BERNARD CHAUS, INC. AND SUBSIDIARIES

Cash used in investing activities in the six months ended December 31, 2007 was $91,000 compared to $558,000 in the previous year. The purchases of fixed assets for six months ended December 31, 2007 consisted primarily of capital expenditures for store fixtures and management information system upgrades. In fiscal 2008, the Company anticipates capital expenditures of approximately $250,000 primarily for management information system upgrades and other capital items. The unexpended portion of capital expenditures for the remainder of fiscal 2008 is approximately $159,000.

Net cash provided by financing activities of $0.9 million for the six months ended December 31, 2007 was primarily the result of net proceeds from short-term bank borrowings of $1.8 million, offset by principal payments on the term loan of $0.9 million. Net cash provided by financing activities of $1.6 million for the six months ended December 31, 2006 was primarily the result of net proceeds from short-term bank borrowings of $2.5 million, partially offset by principal payments on term loan of $0.9 million.

Financing Agreement

The Company has a financing agreement (the ‘‘Financing Agreement’’) with the CIT Group/Commercial Services, Inc. (‘‘CIT’’) which provides the Company with a $40 million revolving line of credit (the ‘‘Revolving Facility’’), a $25 million sublimit for letters of credit, and as of December 31, 2007 a $3.1 million term loan (the ‘‘Term Loan’’).

At the option of the Company, the Revolving Facility and the Term Loan each may bear interest either at the JP Morgan Chase Bank Rate (‘‘Prime Rate’’) or the London Interbank Offered Rate (‘‘LIBOR’’). If the Company chooses the Prime Rate, the interest (i) on the Revolving Facility accrues at a rate of ½ of 1% above the Prime Rate and (ii) on the Term Loan accrues at a rate of 1% above the Prime Rate. If the Company chooses LIBOR, the interest (i) on the Revolving Facility accrues at a rate of 2¾% above LIBOR and (ii) on the Term Loan accrues at a rate of 3¾% above LIBOR. The Company had elected the Prime Rate option from the inception of the Financing Agreement through December 31, 2007. Each of the foregoing interest rates is subject to an annual upward or downward adjustment by ¼ of 1%, commencing with the month following delivery of the Company’s consolidated financial statements to CIT for fiscal 2007 and fiscal 2008 based upon the Company’s borrowing availability, fixed charge coverage ratio and leverage ratio as in effect at each such adjustment period. The interest rate as of December 31, 2007 on the Revolving Facility was 7.75% and on the Term Loan was 8.25%.

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

The Financing Agreement contains numerous financial and operational covenants, including limitations on additional indebtedness, liens, dividends, stock repurchases and capital expenditures. In addition, the Company is required to maintain (i) specified levels of tangible net worth, (ii) minimum EBITDA levels (earnings before interest, taxes, depreciation and amortization), (iii) specified leverage ratios, and (iv) specified levels of minimum borrowing availability under the Revolving Facility. The Company may prepay at any time, in whole or in part, the Term Loan without penalty. The expiration of the Financing Agreement is October 1, 2008.

On August 31, 2007 and January 31, 2008 the Company and CIT agreed to amend the Financing Agreement to modify the financial covenants to be consistent with the Company’s latest business plan for fiscal 2008. At December 31, 2007 the Company was in compliance with all covenants as modified.

On December 31, 2007, the Company had $4.7 million of outstanding letters of credit under the Revolving Facility, total availability of approximately $11.0 million under the amended Financing Agreement, a balance of $3.1 million on the Term Loan and $1.8 million in revolving credit borrowings.

BERNARD CHAUS, INC. AND SUBSIDIARIES

At December 31, 2006, the Company had $3.7 million of outstanding letters of credit under the Revolving Facility, total availability of approximately $19.6 million under the Financing Agreement, a balance of $4.8 million on the Term Loan and $4.9 million in revolving credit borrowings.

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

Future Financing Requirements

At December 31, 2007, the Company had working capital of $8.4 million as compared with working capital of $17.6 million at December 31, 2006. The Company’s business plan requires the availability of sufficient cash flow and borrowing capacity to finance its product lines. The Company expects to satisfy such requirements through cash on hand, cash flow from operations and borrowings under its financing agreements. The Company believes that it has adequate resources to meet its needs for the foreseeable future assuming that it meets its current business plan, satisfies the revised covenants set forth in the Financing Agreement, and extends its existing Financing Agreement which expires in October 2008 or replaces it with a new agreement at comparable terms.

The foregoing discussion contains forward-looking statements which are based upon current expectations and involve a number of uncertainties, and risk factors as set forth in the Company’s Annual Report on Form 10-K for the year ended June 30, 2007, in addition to the Company’s ability to maintain its borrowing capabilities under the Financing Agreement, and extend or replace its existing Financing Agreement, retail market conditions, and consumer acceptance of the Company’s products.

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

Accounts Receivable – Accounts Receivable are net of allowances and anticipated discounts. An allowance for doubtful accounts is determined through analysis of the aging of accounts receivable at the date of the financial statements, assessments of collectibility based on historical trends and an evaluation of the impact of economic conditions. This amount is not significant primarily due to the Company’s history of minimal bad debts. An allowance for discounts is based on those discounts relating to open invoices where trade discounts have been extended to customers. Costs associated with potential returns of products as well as allowable customer markdowns and operational charge backs, net of expected recoveries, are included as a reduction to net revenue and are part of the provision for allowances

BERNARD CHAUS, INC. AND SUBSIDIARIES

included in Accounts Receivable. These provisions result from seasonal negotiations as well as historic deduction trends, net expected recoveries and the evaluation of current market conditions. As of December 31, 2007, June 30, 2007 and December 31, 2006, Account Receivable was net of allowances of $3.1 million, $2.8 million, and $4.2 million, respectively.

Inventories – Inventories are stated at the lower of cost or market, cost being determined on the first-in, first-out method. The majority of the Company’s inventory purchases are shipped FOB shipping point from the Company’s suppliers. The Company takes title and assumes the risk of loss when the merchandise is received at the boat or airplane overseas. The Company records inventory at the point of such receipt at the boat or airplane overseas. Reserves for slow moving and aged merchandise are provided to adjust inventory costs based on historical experience and current product demand. Inventory reserves were $0.9 million at December 31, 2007, $0.8 million at June 30, 2007, and $1.2 million at December 31, 2006. Inventory reserves are based upon the level of excess and aged inventory and the Company’s estimated recoveries on the sale of the inventory. While markdowns have been within expectations and the provisions established, the Company cannot guarantee that it will continue to experience the same level of markdowns as in the past.

Valuation of Long-Lived Assets, Trademarks and Goodwill – The Company periodically reviews the carrying value of its long-lived assets for continued appropriateness. This review is based upon projections of anticipated future undiscounted cash flows. While the Company believes that its estimates of future cash flows are reasonable, different assumptions regarding such cash flows could materially affect evaluations. The Company evaluates goodwill and trademarks at least annually or whenever events and changes in circumstances suggest that the carrying amount may not be recoverable from its estimated future cash flows. To the extent these future projections or the Company’s strategies change, the conclusion regarding impairment may differ from the current estimates. As of December 31, 2007 and 2006, no impairment on long term assets have been recognized.

Income Taxes – The Company’s results of operations have generated a federal tax net operating loss (‘‘NOL’’) carryforward of approximately $98.3 million as of June 30, 2007. Generally accepted accounting principles require that the Company record a valuation allowance against the deferred tax asset associated with this NOL if it is ‘‘more likely than not’’ that the Company will not be able to utilize it to offset future taxable income. As of December 31, 2007, based upon its evaluation of the Company’s historical and projected results of operations, the current business environment and the magnitude of the NOL, the Company recorded a full valuation allowance on its deferred tax assets including NOL’s. The provision for income taxes relates to provisions for state and local taxes and a deferred provision for temporary differences associated with the Company’s indefinite lived intangibles. It is possible, however, that the Company could be profitable in the future at levels which cause management to conclude that it is more likely than not that the Company will realize all or a portion of the NOL carryforward. Upon reaching such a conclusion, the Company would record the estimated net realizable value of the deferred tax asset at that time and would then provide for income taxes at a rate equal to its combined federal and state effective rates. Subsequent revisions to the estimated net realizable value of the deferred tax asset could cause the Company’s provision for income taxes to vary from period to period, although its cash tax payments would remain unaffected until the benefit of the NOL is utilized.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk – The Company is subject to market risk from exposure to changes in interest rates based primarily on its financing activities. The market risk inherent in the financial instruments represents the potential loss in earnings or cash flows arising from adverse changes in interest rates. These debt obligations with interest rates tied to the prime rate are described in ‘‘Liquidity and Capital Resources’’, as well as Note 3 of the Notes to the Consolidated Financial Statements. The Company manages these exposures through regular operating and financing activities. The Company has not entered into any derivative financial instruments for hedging or other purposes. The following

BERNARD CHAUS, INC. AND SUBSIDIARIES

quantitative disclosures are based on the prevailing prime rate. These quantitative disclosures do not represent the maximum possible loss or any expected loss that may occur, since actual results may differ from these estimates.

At December 31, 2007 and 2006, the carrying amounts of the Company’s revolving credit borrowings and term loan approximated fair value. As of December 31, 2007, the Company’s revolving credit borrowings bore interest at 7.75% and the term loan bore interest at 8.25%. As of December 31, 2007, a hypothetical immediate 10% adverse change in prime interest rates relating to the Company’s revolving credit borrowings and term loan would have approximately a $0.1 million unfavorable impact on its earnings and cash flows over a one-year period.

Item 4.    Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Company’s Chairwoman and Chief Executive Officer, Chief Operating Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Each fiscal quarter the Company carries out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chairwoman and Chief Executive Officer, Chief Operating Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon the foregoing, the Company’s Chairwoman and Chief Executive Officer, Chief Operating Officer, and Chief Financial Officer, concluded that, as of December 31, 2007, the Company’s disclosure controls and procedures were effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s Exchange Act reports.

During the fiscal quarter ended December 31, 2007, there has been no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

BERNARD CHAUS, INC. AND SUBSIDIARIES

PART II — OTHER INFORMATION

Item 1.    Legal Proceedings.

None.

Item 1A.    Risk Factors.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.    Defaults Upon Senior Securities.

None.

Item 4.    Submission of Matters to a Vote of Security Holders.

(a)	The Annual Meeting of Stockholders of the Company was held on November 15, 2007 at 9:00 a.m.

(c)	At such meeting, the Stockholders voted on the election of four directors of the Company to serve until the next Annual Meeting of Stockholders and until their respective successors have been elected and qualified.

	Number of Shares
	For	Withheld
Philip G. Barach	34,705,262	217,462
Harvey M. Krueger	34,705,212	217,512
S. Lee Kling	34,705,212	217,512
Josephine Chaus	34,704,345	218,379

Item 5.    Other Information.

The Company has a financing agreement (the ‘‘Financing Agreement’’) with the CIT Group/Commercial Service, Inc. (‘‘CIT’’) which provides the Company with a $40 million revolving line of credit (the ‘‘Revolving Facility’’), a $25 million sublimit for letters of credit, and as of December 31, 2007 a $3.1 million term loan (the ‘‘Term Loan’’).

On January 31, 2008, the Company and CIT agreed to amend the Financing Agreement to modify the financial covenants to be consistent with the Company’s latest business plan for fiscal 2008.

BERNARD CHAUS, INC. AND SUBSIDIARIES

Item 6.    Exhibits

*31	.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Josephine Chaus.
*31	.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Barton Heminover.
*32	.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Josephine Chaus.
*32	.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Barton Heminover.
*10	.127	Amendment No.10 to Financing Agreement among the Company, S.L. Danielle, Cynthia Steffe Acquisition, LLC and the CIT Group/Commercial Services, Inc. dated January 31, 2008.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BERNARD CHAUS, INC. (Registrant)
Date: February 4, 2008	By:	/s/ Josephine Chaus
JOSEPHINE CHAUS
Chairwoman of the Board, and Chief Executive Officer
Date: February 4, 2008	By:	/s/ David Stiffman
DAVID STIFFMAN
Chief Operating Officer
Date: February 4, 2008	By:	/s/ Barton Heminover
BARTON HEMINOVER
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Exhibit Title
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Josephine Chaus.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Barton Heminover.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Josephine Chaus.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Barton Heminover.
10.127	Amendment No.10 to Financing Agreement among the Company, S.L. Danielle, Cynthia Steffe Acquisition, LLC and the CIT Group/Commercial Services, Inc. dated January 31, 2008.