Form 10-Q
period 2008-03-31
CHAUS BERNARD INC
filed 2008-05-05
CIK 793983

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2008.

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of ‘‘large accelerated filer,’’ ‘‘accelerated filer’’ and ‘‘smaller reporting company’’ in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer	Accelerated filer
Non-accelerated filer (Do not check if a smaller reporting company)	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).
Yes         No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Date	Class	Shares Outstanding
May 05, 2008	Common Stock, $0.01 par value	37,481,373

PART I — FINANCIAL INFORMATION

Item 1.    Financial Statements

BERNARD CHAUS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except number of shares and per share amounts)

	March 31, 2008	June 30, 2007	March 31, 2007
	(Unaudited)	(*)	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$72	$3,377	$57
Accounts receivable – net	20,152	16,605	24,969
Accounts receivable – due from factor	1,091	1,638	3,050
Inventories – net	7,206	8,876	8,497
Prepaid expenses and other current assets	660	462	547
Total current assets	29,181	30,958	37,120
Fixed assets – net	2,153	2,960	2,973
Other assets – net	114	316	323
Trademarks	1,000	1,000	1,000
Goodwill	2,257	2,257	2,257
Total assets	$34,705	$37,491	$43,673
Liabilities and Stockholders’ Equity
Current Liabilities
Revolving credit borrowings	$8,454	$—	$6,122
Accounts payable	6,038	10,012	7,229
Accrued expenses	3,072	4,582	4,305
Term loan – current	2,650	1,700	1,700
Total current liabilities	20,214	16,294	19,356
Term loan	—	2,225	2,650
Long term liabilities	252	347	549
Deferred income taxes	442	373	351
Total liabilities	20,908	19,239	22,906
Stockholders’ Equity
Preferred stock, $.01 par value, authorized shares – 1,000,000; issued and outstanding shares – none	—	—	—
Common stock, $.01 par value, authorized shares – 50,000,000; issued shares – 37,543,643 at March 31, 2008 and 37,443,643 at June 30, 2007 and March 31, 2007	375	374	374
Additional paid-in capital	133,358	133,331	133,323
Deficit	(118,022)	(113,539)	(110,989)
Accumulated other comprehensive loss	(434)	(434)	(461)
Less: Treasury stock at cost – 62,270 shares at March 31, 2008, June 30, 2007 and March 31, 2007	(1,480)	(1,480)	(1,480)
Total stockholders’ equity	13,797	18,252	20,767
Total liabilities and stockholders’ equity	$34,705	$37,491	$43,673

*	Derived from audited financial statements at June 30, 2007.

See accompanying notes to consolidated financial statements.

BERNARD CHAUS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except number of shares and per share amounts)

	For the Three Months Ended		For the Nine Months Ended
	March 31, 2008	March 31, 2007	March 31, 2008	March 31, 2007
	(Unaudited)		(Unaudited)
Net revenue	$32,686	$38,243	$93,608	$117,139
Cost of goods sold	22,408	26,685	67,655	81,715
Gross profit	10,278	11,558	25,953	35,424
Selling, general and administrative expenses	9,768	10,626	29,594	31,292
Income (loss) from operations	510	932	(3,641)	4,132
Interest expense, net	220	334	747	876
Income (loss) before income tax provision	290	598	(4,388)	3,256
Income tax provision	30	35	95	184
Net income (loss)	$260	$563	$(4,483)	$3,072
Basic earnings (loss) per share	$0.01	$0.02	$(0.12)	$0.08
Diluted earnings (loss) per share	$0.01	$0.01	$(0.12)	$0.08
Weighted average number of shares outstanding – basic	37,473,000	37,510,000	37,412,000	37,512,000
Weighted average number of common and common equivalent shares outstanding – diluted	37,476,000	38,042,000	37,412,000	37,966,000

See accompanying notes to consolidated financial statements.

BERNARD CHAUS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Nine Months Ended
	March 31, 2008	March 31, 2007
	(Unaudited)
Operating Activities
Net income (loss)	$(4,483)	$3,072
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	940	922
Stock compensation expense	28	41
Deferred income taxes	69	69
Changes in operating assets and liabilities:
Accounts receivable	(3,547)	(3,105)
Accounts receivable due from factor	547	(1,660)
Inventories	1,670	642
Prepaid expenses and other current assets	(9)	91
Accounts payable	(3,974)	(2,075)
Accrued expenses and long term liabilities	(1,605)	353
Net Cash Used In Operating Activities	(10,364)	(1,650)
Investing Activities
Purchases of fixed assets	(120)	(712)
Cash Used In Investing Activities	(120)	(712)
Financing Activities
Net proceeds from revolving credit borrowings	8,454	3,743
Principal payments on term loan	(1,275)	(1,275)
Repurchases and retirement of Common Stock	—	(193)
Net proceeds from issuance of stock	—	24
Net Cash Provided By Financing Activities	7,179	2,299
Decrease in cash and cash equivalents	(3,305)	(63)
Cash and cash equivalents, beginning of period	3,377	120
Cash and cash equivalents, end of period	$72	$57
Supplemental Disclosure of Cash Flow Information:
Cash paid for:
Taxes	$44	$40
Interest	$710	$841

See accompanying notes to consolidated financial statements.

BERNARD CHAUS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Nine Months Ended March 31, 2008 and March 31, 2007

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

Basis of Presentation:

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (‘‘generally accepted accounting principles’’) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and nine months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending June 30, 2008 (‘‘fiscal 2008’’) or any other period. The balance sheet at June 30, 2007 has been derived from the audited financial statements at that date. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2007.

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

Credit Terms:

The Company extends credit to its customers, other than customers of Cynthia Steffe Acquisition, LLC (‘‘CS Acquisition’’) based upon an evaluation of the customer’s financial condition and credit history. CS Acquisition extends credit to the majority of its customers through a factoring agreement with The CIT Group/Commercial Services, Inc. (‘‘CIT’’). Under the factoring arrangement, the Company receives payment from CIT as of the earlier of: a) the date that CIT has been paid by the Company’s customers; b) the date of the customer’s longest maturity if the customer is in a bankruptcy or insolvency proceeding; or c) the last day of the third month following the customer’s longest maturity date if the receivable remains unpaid. CIT assumes only the risk of CS Acquisition customers’ insolvency or non-payment. All other receivable risks for customer deductions that reduce the customer receivable balances are retained by the Company, including, but not limited to, allowable customer markdowns, operational chargebacks, disputes, discounts, and returns. As of March 31, 2008 approximately 95% of the Company’s accounts receivable was non-factored.

Accounts Receivable:

Accounts Receivable are net of allowances and anticipated discounts. An allowance for doubtful accounts is determined through analysis of the aging of accounts receivable at the date of the financial statements, assessments of collectibility based on historical trends and an evaluation of the impact of economic conditions. This amount is not significant primarily due to the Company’s history of minimal bad debts. An allowance for discounts is based on those discounts relating to open invoices where trade discounts have been extended to customers. Costs associated with potential returns of products as well as allowable customer markdowns and operational charge backs, net of expected recoveries, are included as a reduction to net revenue and are part of the provision for allowances included in Accounts Receivable. These provisions result from seasonal negotiations as well as historic deduction trends, net expected recoveries and the evaluation of current market conditions. As of March 31, 2008, June 30, 2007 and March 31, 2007, Accounts Receivable was net of allowances of $2.9 million, $2.8 million and $3.9 million, respectively.

Inventories:

Inventories are stated at the lower of cost or market, cost being determined on the first-in, first-out method. The majority of the Company’s inventory purchases are shipped FOB shipping point from the Company’s suppliers. The Company takes title and assumes the risk of loss when the merchandise is received at the boat or airplane overseas. The Company records inventory at the point of such receipt at the boat or airplane overseas. Reserves for slow moving and aged merchandise are provided to write down inventory costs to net realizable value based on historical experience and current product demand. Inventory reserves were approximately $0.8 million for all periods presented. Inventory reserves are based upon the level of excess and aged inventory and the Company’s estimated recoveries on the sale of the inventory. While markdowns have been within expectations and the provisions established, the Company cannot guarantee that it will continue to experience the same level of markdowns as in the past.

Cash and Cash Equivalents:

All highly liquid investments with an original maturity of three months or less at the date of purchase are classified as cash equivalents.

BERNARD CHAUS, INC. AND SUBSIDIARIES

Income Taxes:

The Company accounts for income taxes under the asset and liability method in accordance with Statement of Financial Accounting Standards (‘‘SFAS’’) No. 109, Accounting for Income Taxes. Deferred income taxes reflect the future tax consequences of differences between the tax bases of assets and liabilities and their financial reporting amounts at year-end. The Company periodically reviews its historical and projected taxable income and considers available information and evidence to determine if it is more likely than not that a portion of the deferred tax assets will be realized. A valuation allowance is established to reduce the deferred tax assets to the amount that is more likely than not to be realized. As of March 31, 2008, June 30, 2007 and March 31, 2007, based upon its evaluation, of historical and projected results of operation and the current business environment, the Company recorded a full valuation allowance on its deferred tax assets. If the Company determines that it is more likely than not that a portion of the deferred tax assets will be realized in the future, that portion of the valuation allowance will be reduced and the Company will provide for an income tax benefit in its Statement of Operations at its estimated effective tax rate.

The Company has provided a deferred tax liability on the temporary differences associated with its indefinite-lived intangibles. The Company’s indefinite-lived intangibles are not amortized for book purposes. As the Company continues to amortize these intangible assets for tax purposes, it will provide a deferred tax liability on a temporary difference. The temporary difference will not reverse until such time as the assets are impaired or sold; therefore, the likelihood of being offset by the Company’s net operating loss carryforward is uncertain. There were no sales or impairments during all periods presented.

Stock-based Compensation:

The Company has a Stock Option Plan and accounts for the plan under SFAS No. 123 (revised 2004), ‘‘Share Based Payment’’ (‘‘SFAS No. 123R’’) which requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements.

On November 15, 2007, the Board of Directors adopted the Bernard Chaus, Inc. 2007 Restricted Stock Inducement Plan (the ‘‘Plan’’).  As the Plan was an inducement plan, the shareholders of the Company did not approve, nor were they required to approve, the Plan. The Plan was intended to induce certain individuals to become employees of the Company by offering them a stake in the Company’s success. The maximum number of shares of the Company’s common stock that may be granted under the Plan is 100,000, which may consist of authorized and unissued shares or treasury shares.  The number and kind of shares available under the Plan are subject to adjustment upon changes in capitalization of the Company affecting the shares.  Whenever any outstanding award is forfeited, cancelled or terminated, the underlying shares will be available for future issuance, to the extent of the forfeiture, cancellation or termination. The Plan will remain in effect until the earlier of ten years from the date of its adoption by the Board or the date it is terminated by the Board.  The Board has discretion to amend and/or terminate the Plan without the consent of participants, provided that no amendment may impair any rights previously granted to a participant under the Plan without such participant’s consent. On January 9, 2008 the Company granted to its Chief Operating Officer, 100,000 shares of restricted stock which vest in two annual installments of 50,000 shares. The Restricted stock was issued at the fair market value at date of grant. The fair market value of approximately $59,000 is being recognized over the two year vesting period. Stock compensation expense for the restricted shares was approximately $7,000 for the quarter ended March 31, 2008.

Earnings (loss) Per Share:

Basic earnings (loss) per share has been computed by dividing the applicable net income (loss) by the weighted average number of common shares outstanding. Diluted earnings per share has been computed by dividing the applicable net income by the weighted average number of common shares outstanding and common share equivalents. Potentially dilutive shares of 0.2 million were not included in the calculation of diluted net loss per share for the nine months ended March 31, 2008, respectively, as their inclusion would be antidilutive.

BERNARD CHAUS, INC. AND SUBSIDIARIES

	For the Three Months Ended		For the Nine Months Ended
	March 31, 2008	March 31, 2007	March 31, 2008	March 31, 2007
Denominator for earnings (loss) per share (in millions):
Denominator for basic earnings (loss) per share weighted-average shares outstanding	37.5	37.5	37.4	37.5
Assumed exercise of potential common shares	—	0.5	—	0.5
Denominator for diluted earnings (loss) per share	37.5	38.0	37.4	38.0

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

In September 2006, the FASB issued SFAS 157 ‘‘Fair Value Measures’’ (‘‘SFAS 157’’). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  This Statement is initially effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  In February 2008, the FASB issued FASB Staff Positions (‘‘FSP’’) 157-1, which amends SFAS 157 to remove leasing transactions accounted for under SFAS 13, ‘‘Accounting for Leases’’ and FSP 157-2, which deferred the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis to fiscal years beginning after November 15, 2008.  The Company is currently assessing the impact of SFAS 157on its financial statements.

In February 2007, the FASB issued SFAS 159, ‘‘The Fair Value Option for Financial Assets and Financial Liabilities,’’ (‘‘SFAS 159’’), which amends the accounting for assets and liabilities in financial statements in accordance with SFAS No. 115, ‘‘Accounting for Certain Investments in Debt and Equity Securities’’. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. This statement does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. SFAS 159 is effective for the first fiscal year beginning after November 15, 2007. The Company does not believe that it will have a material impact on its financial statements.

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

2.    Inventories — net

	March 31, 2008	June 30, 2007	March 31, 2007
		(in thousands)
	(unaudited)		(unaudited)
Raw materials	$292	$472	$482
Work-in-process	65	39	119
Finished goods	6,849	8,365	7,896
Total	$7,206	$8,876	$8,497

Inventories are stated at the lower of cost, using the first in first-out (FIFO) method, or market. Included in finished goods inventories is merchandise in transit of approximately $2.5 million at March 31, 2008, $5.5 million at June 30, 2007 and $3.5 million at March 31, 2007.

3.    Financing Agreements

The Company has a financing agreement (the ‘‘Financing Agreement’’) with the CIT Group/Commercial Services, Inc. (‘‘CIT’’) which provides the Company with a $40 million revolving line of credit (the ‘‘Revolving Facility’’), a $25 million sublimit for letters of credit, and as of March 31, 2008 a $2.7 million term loan (the ‘‘Term Loan’’).

At the option of the Company, the Revolving Facility and the Term Loan each may bear interest either at the JP Morgan Chase Bank Rate (‘‘Prime Rate’’) or the London Interbank Offered Rate (‘‘LIBOR’’). If the Company chooses the Prime Rate, the interest (i) on the Revolving Facility accrues at a rate of ½ of 1% above the Prime Rate and (ii) on the Term Loan accrues at a rate of 1% above the Prime Rate. If the Company chooses LIBOR, the interest (i) on the Revolving Facility accrues at a rate of 2¾% above LIBOR and (ii) on the Term Loan accrues at a rate of 3¾% above LIBOR. The Company had elected the Prime Rate option from the inception of the Financing Agreement through March 31, 2008. Each of the foregoing interest rates is subject to an annual upward or downward adjustment by ¼ of 1%, commencing with the month following delivery of the Company’s consolidated financial statements to CIT for fiscal 2007 and fiscal 2008 based upon the Company’s borrowing availability, fixed charge coverage ratio and leverage ratio as in effect at each such adjustment period. The interest rate as of March 31, 2008 on the Revolving Facility was 5.75% and on the Term Loan was 6.25%.

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

The Financing Agreement contains numerous financial and operational covenants, including limitations on additional indebtedness, liens, dividends, stock repurchases and capital expenditures. In addition, the Company is required to maintain (i) specified levels of tangible net worth, (ii) minimum EBITDA levels (earnings before interest, taxes, depreciation and amortization), (iii) specified leverage ratios, and (iv) specified levels of minimum borrowing availability under the Revolving Facility. The

BERNARD CHAUS, INC. AND SUBSIDIARIES

Company may prepay at any time, in whole or in part, the Term Loan without penalty. The expiration of the Financing Agreement is October 1, 2008. The Company anticipates extending its existing Financing Agreement or replacing it with a new Financing Agreement at comparable terms.

On August 31, 2007 and January 31, 2008, the Company and CIT agreed to amend the Financing Agreement to modify the financial covenants to be consistent with the Company’s latest business plan for fiscal 2008. At March 31, 2008, the Company was in compliance with all covenants as modified.

On March 31, 2008, the Company had $2.0 million of outstanding letters of credit under the Revolving Facility, total availability of approximately $11.7 million under the amended Financing Agreement, a balance of $2.7 million on the Term Loan and $8.5 million in revolving credit borrowings. At March 31, 2007, the Company had $2.4 million of outstanding letters of credit under the Revolving Facility, total availability of approximately $20.8 million under the Financing Agreement, a balance of $4.4 million on the Term Loan and $6.1 million in revolving credit borrowings.

Factoring Agreement

One of the Company’s subsidiaries, CS Acquisition has a factoring agreement with CIT which provides for a factoring commission equal to 6/10 of 1% of the gross face amount of all accounts factored by CIT up to $10 million ratably declining to a commission between .55% and .45% of the gross amount of the factored receivables in excess of $10 million. Such agreement has an annual minimum factoring fee of $50,000. The Factoring Agreement automatically renews on the Anniversary Date (March 31). The Company may terminate the agreement by giving at least 60 days written notice prior to the Anniversary Date. CIT may terminate the agreement by giving at least 60 days prior written notice of termination. The Company is obligated to pay to CIT a collateral management fee of $5,000 a month.

4.    Pension Plan

Components of Net Periodic Benefit Cost

	Pension Plan		Pension Plan
	For the Three Months Ended		For the Nine Months Ended
	March 31, 2008	March 31, 2007	March 31, 2008	March 31, 2007
	(Unaudited)		(Unaudited)
	(In Thousands)		(In Thousands)
Service cost	$6	$7	$18	$20
Interest cost	27	26	81	78
Expected return on plan assets	(33)	(29)	(99)	(87)
Amortization of net loss	6	8	18	23
Net periodic benefit cost	$6	$12	$18	$34

Employer Contributions

For the nine months ended March 31, 2008, the Company’s contribution to the pension plan was $100,000. The Company anticipates $50,000 in additional contributions to fund its pension plan in fiscal 2008.

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

BERNARD CHAUS, INC. AND SUBSIDIARIES

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

Overview

The Company designs, arranges for the manufacture of and markets an extensive range of women’s career and casual sportswear principally under the JOSEPHINE CHAUS® JOSEPHINE® CHAUS®, CYNTHIA STEFFE®, and CYNTHIA CYNTHIA STEFFE® trademarks and under private label brand names. The Company’s products are sold nationwide through department store chains, specialty retailers and other retail outlets. On June 13, 2005, the Company entered into a license agreement with Kenneth Cole Productions (LIC), Inc. (‘‘KCP’’) which was subsequently amended in September and December 2007. The license agreement as amended grants the Company an exclusive license to design, manufacture, sell and distribute women’s sportswear under the Licensor’s trademark KENNETH COLE REACTION and the KENNETH COLE NEW YORK (cream label) in the United States in the women’s better sportswear and better petite sportswear department of approved department stores and approved specialty retailers. The Company began initial shipments of the KENNETH COLE REACTION line in December 2005 and will transition from the KENNETH COLE REACTION label to the KENNETH COLE NEW YORK (cream label) for department stores and specialty stores in Fall 2008. Pending the distribution of the Kenneth Cole New York (cream label) in Fall 2008, the initial term will expire on June 30, 2012. While KCP retains the ability to sell products bearing the mark KENNETH COLE NEW YORK (black label) in the same channels, it is expected that products bearing the cream label and products bearing the black label will not typically be sold in the same stores. It is also the expectation of the parties that in the stores where the cream label and black label lines overlap, the black label products will be sold in different and more exclusive departments, and will have a distinctly higher price point, than the cream label products. The license agreement permits early termination by the Company or the Licensor under certain circumstances. The Company has the option to renew the license agreement for an additional term of three years if it meets specified sales targets and is in compliance with the agreement. The license agreement also requires the Company to achieve certain minimum sales levels, to pay specified royalties and advertising on net sales, to pay certain minimum royalties and advertising and to maintain a minimum net worth.

BERNARD CHAUS, INC. AND SUBSIDIARIES

Results of Operations

The following table sets forth, for the periods indicated, certain items expressed as a percentage of net revenue.

	For the Three Months Ended		For the Nine Months Ended
	March 31, 2008	March 31, 2007	March 31, 2008	March 31, 2007
Net Revenue	100.0%	100.0%	100.0%	100.0%
Gross Profit	31.4%	30.2%	27.7%	30.2%
Selling, general and administrative expenses	29.9%	27.8%	31.6%	26.7%
Interest expense	0.7%	0.9%	0.8%	0.7%
Net Income (loss)	0.8%	1.5%	(4.8)%	2.6%

Net revenues for the quarter ended March 31, 2008 decreased by 14.4%, or $5.5 million, to $32.7 million from $38.2 million for the quarter ended March 31, 2007. Units sold decreased by approximately 22.2% and the overall price per unit increased by approximately 9.8%. The Company’s revenues decreased due to a decrease in revenues in the Company’s Chaus product lines ($6.1 million), private label product lines ($2.1 million), and the Company’s Cynthia Steffe product lines ($2.0 million), partially offset by an increase in revenues in the Company’s licensed product lines ($4.7 million). The decrease in revenues across most product lines was due to a decrease in customer orders as a result of product realignment, vendor competition and general business conditions in the women’s apparel sector. The decrease in revenues in the Company’s Chaus product lines was primarily attributable to a decrease in business with its club channel of distribution.

Net revenues for the nine months ended March 31, 2008 decreased by 20.1%, or $23.5 million, to $93.6 million from $117.1 million for the nine months ended March 31, 2007. Units sold decreased by approximately 26.1% and the overall price per unit increased by approximately 8.1%. The Company’s revenues decreased due to a decrease in revenues in the Company’s Chaus product lines ($12.7 million), Company’s private label product lines ($8.5 million), and the Company’s Cynthia Steffe product lines ($7.1 million), partially offset by an increase in revenues in the Company’s licensed product lines ($4.8 million). The decrease in revenues across most product lines was due to a decrease in customer orders as a result of product realignment, vendor competition and general business conditions in the women’s apparel sector. The decrease in revenues in the Company’s Chaus product lines was primarily attributable to a decrease in business with its club channel of distribution.

Gross profit for the quarter ended March 31, 2008 decreased $1.3 million to $10.3 million as compared to $11.6 million for the quarter ended March 31, 2007 primarily attributable to a decrease in revenues. As a percentage of net revenue, gross profit increased to 31.4% for the quarter ended March 31, 2008 from 30.2% for the quarter ended March 31, 2007. The decrease in gross profit dollars was primarily due to the decrease in gross profit in the Company’s Chaus product lines ($1.8 million), Cynthia Steffe product lines ($1.4 million), and the Company’s private label product lines ($0.3 million), partially offset by an increase in gross profit in the Company’s licensed product lines ($2.2 million). The increase in gross profit percentage was primarily attributable to an increase in gross profit percentage in the Company’s licensed product lines and private label product lines partially offset by a decrease in gross profit percentage in the Company’s Chaus product lines and the Cynthia Steffe product lines.

Gross profit for the nine months ended March 31, 2008 decreased $9.4 million to $26.0 million as compared to $35.4 million for the nine months ended March 31, 2007 primarily attributable to a decrease in revenues and a decrease in gross profit percentage. As a percentage of net revenue, gross profit decreased to 27.7% for the nine months ended March 31, 2008 from 30.2% for the nine months ended March 31, 2007. The decrease in gross profit dollars was primarily due to the decrease in gross profit in the Company’s Chaus product lines ($5.1 million), Cynthia Steffe product lines ($4.0 million), and the Company’s private label product lines ($3.4 million), partially offset by an increase in gross profit in the

BERNARD CHAUS, INC. AND SUBSIDIARIES

Company’s licensed product lines ($3.1 million). The decrease in gross profit percentage was attributable to a decrease in gross profit percentage across all product lines except for the Company’s licensed product lines.

Selling, general and administrative (‘‘SG&A’’) expenses decreased by $0.8 million to $9.8 million (29.9% of net revenue) for the quarter ended March 31, 2008 from $10.6 million (27.8% of net revenue) for the quarter ended March 31, 2007. The main component of the decrease in SG&A expenses for the quarter ended March 31, 2008 were payroll and payroll related costs ($0.7 million).

SG&A expenses decreased by $1.7 million to $29.6 million (31.6% of net revenue) for the nine months ended March 31, 2008 from $31.3 million (26.7% of net sales) for the nine months ended March 31, 2007. The main components of the decrease in SG&A expenses for the nine months ended March 31, 2008 were payroll and payroll related costs ($0.7 million), marketing related costs ($0.5 million) and distribution costs ($0.5 million).

Interest expense was lower for the quarter and the nine months ended March 31, 2008 as compared to the quarter and nine months ended March 31, 2007, primarily due to lower interest rates and lower bank borrowings.

The Company’s income tax provision for the quarter and nine months ended March 31, 2008 includes provisions for state and local taxes, and a deferred provision for the temporary differences associated with the Company’s indefinite lived intangibles. The Company’s income tax provision for the quarter and nine months ended March 31, 2007 includes the aforementioned and also includes federal alternative minimum taxes (AMT) resulting from the use of the Company’s net operating loss (NOL) carryforward from prior years.

The Company periodically reviews its historical and projected taxable income and considers available information and evidence to determine if it is more likely than not that a portion of the deferred tax assets will be realized. A valuation allowance is established to reduce the deferred tax assets to the amount that is more likely than not to be realized. As of March 31, 2008, June 30, 2007 and March 31, 2007, based upon its evaluation of taxable income and the current business environment, the Company recorded a full valuation allowance on its deferred tax assets including NOL’s. If the Company determines that it is more likely than not that a portion of the deferred tax assets will be realized in the future, that portion of the valuation allowance will be reduced with a corresponding decrease in income tax expense. At such time that the valuation allowance is eliminated and the Company has operating income, the Company will provide for income tax expense in its Statement of Operations at its estimated effective tax rate. See discussion below under Critical Accounting Policies and Estimates regarding income taxes and the Company’s federal net operating loss carryforward.

Financial Position, Liquidity and Capital Resources

General

Net cash used in operating activities was $10.4 million for the nine months ended March 31, 2008 as compared to net cash used in operating activities of $1.7 million for the nine months ended March 31, 2007. Net cash used in operating activities for the nine-month period of fiscal 2008 resulted primarily from a net loss of ($4.5million), a decrease in accounts payable of ($4.0 million), an increase in accounts receivable of ($3.5 million), partially offset by a decrease in inventories of ($1.7 million). The decrease in accounts payable of $4.0 million was due to the decrease in inventory and the timing of payments for inventory. The increase in accounts receivable of $4.5 million was predominately due to the increase in sales during the quarter ended March 31, 2008 as compared to sales in the quarter ended June 30, 2007. Net cash used in operating activities for the nine month-period ended March 31, 2007 resulted primarily from an increase in accounts receivable and accounts receivable due from factor ($4.8 million), a decrease in accounts payables ($2.1 million) partially offset by net income ($3.1 million), depreciation and amortization ($0.9 million) and a decrease in inventory ($0.6 million).

BERNARD CHAUS, INC. AND SUBSIDIARIES

Cash used in investing activities in the nine months ended March 31, 2008 was $120,000 compared to $712,000 in the previous year. The purchases of fixed assets for nine months ended March 31, 2008 consisted primarily of capital expenditures for store fixtures and management information system upgrades. In fiscal 2008, the Company anticipates capital expenditures of approximately $250,000 primarily for management information system upgrades and other capital items. The unexpended portion of capital expenditures for the remainder of fiscal 2008 is approximately $130,000.

Net cash provided by financing activities of $7.2 million for the nine months ended March 31, 2008 was primarily the result of net proceeds from short-term bank borrowings of $8.5 million, offset by principal payments on the term loan of $1.3 million. Net cash provided by financing activities of $2.3 million for the nine months ended March 31, 2007 was primarily the result of net proceeds from short-term bank borrowings of $3.7 million, partially offset by principal payments on term loan of $1.3 million.

Financing Agreement

The Company has a financing agreement (the ‘‘Financing Agreement’’) with the CIT Group/Commercial Services, Inc. (‘‘CIT’’) which provides the Company with a $40 million revolving line of credit (the ‘‘Revolving Facility’’), a $25 million sublimit for letters of credit, and as of March 31, 2008 a $2.7 million term loan (the ‘‘Term Loan’’).

At the option of the Company, the Revolving Facility and the Term Loan each may bear interest either at the JP Morgan Chase Bank Rate (‘‘Prime Rate’’) or the London Interbank Offered Rate (‘‘LIBOR’’). If the Company chooses the Prime Rate, the interest (i) on the Revolving Facility accrues at a rate of ½ of 1% above the Prime Rate and (ii) on the Term Loan accrues at a rate of 1% above the Prime Rate. If the Company chooses LIBOR, the interest (i) on the Revolving Facility accrues at a rate of 2¾% above LIBOR and (ii) on the Term Loan accrues at a rate of 3¾% above LIBOR. The Company had elected the Prime Rate option from the inception of the Financing Agreement through March 31, 2008. Each of the foregoing interest rates is subject to an annual upward or downward adjustment by ¼ of 1%, commencing with the month following delivery of the Company’s consolidated financial statements to CIT for fiscal 2007 and fiscal 2008 based upon the Company’s borrowing availability, fixed charge coverage ratio and leverage ratio as in effect at each such adjustment period. The interest rate as of March 31, 2008 on the Revolving Facility was 5.75% and on the Term Loan was 6.25%.

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

The Financing Agreement contains numerous financial and operational covenants, including limitations on additional indebtedness, liens, dividends, stock repurchases and capital expenditures. In addition, the Company is required to maintain (i) specified levels of tangible net worth, (ii) minimum EBITDA levels (earnings before interest, taxes, depreciation and amortization), (iii) specified leverage ratios, and (iv) specified levels of minimum borrowing availability under the Revolving Facility. The Company may prepay at any time, in whole or in part, the Term Loan without penalty. The expiration of the Financing Agreement is October 1, 2008. The Company anticipates extending its existing Financing Agreement or replacing it with a new Financing Agreement at comparable terms.

On August 31, 2007 and January 31, 2008 the Company and CIT agreed to amend the Financing Agreement to modify the financial covenants to be consistent with the Company’s latest business plan for fiscal 2008. At March 31, 2008, the Company was in compliance with all covenants as modified.

On March 31, 2008, the Company had $2.0 million of outstanding letters of credit under the Revolving Facility, total availability of approximately $11.7 million under the amended Financing Agreement, a balance of $2.7 million on the Term Loan and $8.5 million in revolving credit borrowings.

BERNARD CHAUS, INC. AND SUBSIDIARIES

At March 31, 2007, the Company had $2.4 million of outstanding letters of credit under the Revolving Facility, total availability of approximately $20.8 million under the Financing Agreement, a balance of $4.4 million on the Term Loan and $6.1 million in revolving credit borrowings.

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

Future Financing Requirements

At March 31, 2008, the Company had working capital of $9.0 million as compared with working capital of $17.8 million at March 31, 2007. The Company’s business plan requires the availability of sufficient cash flow and borrowing capacity to finance its product lines. The Company expects to satisfy such requirements through cash on hand, cash flow from operations and borrowings under its Financing Agreements. The Company believes that it has adequate resources to meet its needs for the foreseeable future assuming that it meets its current business plan, satisfies the revised covenants set forth in the Financing Agreement, and extends its existing Financing Agreement which expires in October 2008 or replaces it with a new agreement at comparable terms.

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

Accounts Receivable – Accounts Receivable are net of allowances and anticipated discounts. An allowance for doubtful accounts is determined through analysis of the aging of accounts receivable at the date of the financial statements, assessments of collectability based on historical trends and an evaluation of the impact of economic conditions. This amount is not significant primarily due to the Company’s history of minimal bad debts. An allowance for discounts is based on those discounts relating to open invoices where trade discounts have been extended to customers. Costs associated with potential returns of products as well as allowable customer markdowns and operational charge backs, net of expected recoveries, are included as a reduction to net revenue and are part of the provision for allowances

BERNARD CHAUS, INC. AND SUBSIDIARIES

included in Accounts Receivable. These provisions result from seasonal negotiations as well as historic deduction trends, net expected recoveries and the evaluation of current market conditions. As of March 31, 2008, June 30, 2007, and March 31, 2007, Accounts Receivable was net of allowances of $2.9 million, $2.8 million, and $3.9 million, respectively.

Inventories – Inventories are stated at the lower of cost or market, cost being determined on the first-in, first-out method. The majority of the Company’s inventory purchases are shipped FOB shipping point from the Company’s suppliers. The Company takes title and assumes the risk of loss when the merchandise is received at the boat or airplane overseas. The Company records inventory at the point of such receipt at the boat or airplane overseas. Reserves for slow moving and aged merchandise are provided to adjust inventory costs based on historical experience and current product demand. Inventory reserves were approximately $0.8 million for all periods presented. Inventory reserves are based upon the level of excess and aged inventory and the Company’s estimated recoveries on the sale of the inventory. While markdowns have been within expectations and the provisions established, the Company cannot guarantee that it will continue to experience the same level of markdowns as in the past.

Valuation of Long-Lived Assets, Trademarks and Goodwill – The Company periodically reviews the carrying value of its long-lived assets for continued appropriateness. This review is based upon projections of anticipated future undiscounted cash flows. While the Company believes that its estimates of future cash flows are reasonable, different assumptions regarding such cash flows could materially affect evaluations. The Company evaluates goodwill and trademarks at least annually or whenever events and changes in circumstances suggest that the carrying amount may not be recoverable from its estimated future cash flows. To the extent these future projections or the Company’s strategies change, the conclusion regarding impairment may differ from the current estimates. As of March 31, 2008, June 30, 2007, and March 31, 2007, no impairment on long term assets has been recognized.

Income Taxes – The Company’s results of operations have generated a federal tax net operating loss (‘‘NOL’’) carryforward of approximately $98.3 million as of June 30, 2007. Generally accepted accounting principles require that the Company record a valuation allowance against the deferred tax asset associated with this NOL if it is ‘‘more likely than not’’ that the Company will not be able to utilize it to offset future taxable income. As of March 31, 2008, based upon its evaluation of the Company’s historical and projected results of operations, the current business environment and the magnitude of the NOL, the Company recorded a full valuation allowance on its deferred tax assets including NOL’s. The provision for income taxes relates to provisions for state and local taxes and a deferred provision for temporary differences associated with the Company’s indefinite lived intangibles. It is possible, however, that the Company could be profitable in the future at levels which cause management to conclude that it is more likely than not that the Company will realize all or a portion of the NOL carryforward. Upon reaching such a conclusion, the Company would record the estimated net realizable value of the deferred tax asset at that time and would then provide for income taxes at a rate equal to its combined federal and state effective rates. Subsequent revisions to the estimated net realizable value of the deferred tax asset could cause the Company’s provision for income taxes to vary from period to period, although its cash tax payments would remain unaffected until the benefit of the NOL is utilized.

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

BERNARD CHAUS, INC. AND SUBSIDIARIES

At March 31, 2008 and 2007, the carrying amounts of the Company’s revolving credit borrowings and term loan approximated fair value. As of March 31, 2008, the Company’s revolving credit borrowings bore interest at 5.75% and the term loan bore interest at 6.25%. As of March 31, 2008, a hypothetical immediate 10% adverse change in prime interest rates relating to the Company’s revolving credit borrowings and term loan would have approximately a $0.1 million unfavorable impact on its earnings and cash flows over a one-year period.

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

Each fiscal quarter the Company carries out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chairwoman and Chief Executive Officer, Chief Operating Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon the foregoing, the Company’s Chairwoman and Chief Executive Officer, Chief Operating Officer, and Chief Financial Officer, concluded that, as of March 31, 2008, the Company’s disclosure controls and procedures were effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s Exchange Act reports.

During the fiscal quarter ended March 31, 2008, there has been no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

None.

Item 5.    Other Information.

None.

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

BERNARD CHAUS, INC. (Registrant)
Date: May 05, 2008	By:	/s/ Josephine Chaus
JOSEPHINE CHAUS
Chairwoman of the Board, and Chief Executive Officer
Date: May 05, 2008	By:	/s/ David Stiffman
DAVID STIFFMAN
Chief Operating Officer
Date: May 05, 2008	By:	/s/ Barton Heminover
BARTON HEMINOVER
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Exhibit Title
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Josephine Chaus.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Barton Heminover.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Josephine Chaus.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Barton Heminover.