Form 10-K
period 2008-06-30
CHAUS BERNARD INC
filed 2008-09-23
CIK 793983

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2008
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 1-9169

BERNARD CHAUS, INC.
(Exact name of registrant as specified in its charter)

New York	13-2807386
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

530 Seventh Avenue, New York, New York	10018
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code
(212) 354-1280

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	☐	Name of each exchange on which registered

Common Stock, $0.01 par value		None; securities quoted on the Over the Counter Bulletin Board

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes ☐    No ☒

The aggregate market value of the voting and non-voting common equity held by nonaffiliates of the registrant on December 31, 2007 was $10,941,000.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Date	Class	Shares Outstanding

September 19, 2008	Common Stock, $0.01 par value	37,481,373

Documents Incorporated by Reference	Location in Form 10-K in which incorporated

Portions of registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held November 13, 2008.	Part III

PART I

Item 1.	Business.

General

Bernard Chaus, Inc. designs, arranges for the manufacture of and markets an extensive range of women’s career and casual sportswear principally under the JOSEPHINE CHAUS®, JOSEPHINE®, CHAUS®, CYNTHIA STEFFE®, and CYNTHIA CYNTHIA STEFFE® trademarks and under private label brand names. Our products are sold nationwide through department store chains, specialty retailers, off price retailers, wholesale clubs and other retail outlets. Our CHAUS product lines sold through department store channels are in the opening price points of the “better” category. Our CYNTHIA STEFFE product lines are an upscale contemporary women’s apparel line sold through department stores and specialty stores. Our private label product lines are sold to various customers according to their specifications. We also have a license agreement with Kenneth Cole Productions, Inc. to manufacture and sell women’s sportswear under various labels. We began initial shipments of these licensed labels in December 2005 primarily to department stores. These products offer high-quality fabrications and styling at “better” price points. Unless the context otherwise requires, the terms “Company”, “we”, “us” and “our” refer to Bernard Chaus, Inc. As used herein, fiscal 2008 refers to the fiscal year ended June 30, 2008, fiscal 2007 refers to the fiscal year ended June 30, 2007, and fiscal 2006 refers to the fiscal year ended June 30, 2006.

Bernard Chaus is a New York corporation incorporated on April 11, 1975 with its principal headquarters located on Seventh Avenue in New York City, New York.

Products

We market our products as coordinated groups as well as separate items of jackets, skirts, pants, blouses, sweaters and related accessories principally under the following brand names that also include products for women and petite sizes:

Chaus and Josephine Chaus — represents collections of better career and casual clothing as well as separate items that includes jackets, pants, skirts, knit tops, sweaters, and dresses.

Cynthia Steffe and Cynthia Cynthia Steffe — a collection of upscale contemporary clothing that includes tailored suits, dresses, jackets, skirts and pants.

Kenneth Cole — a better sportswear line focused on a contemporary customer. On June 13, 2005, we entered into a license agreement with Kenneth Cole Productions (LIC), Inc. (“KCP”) which was subsequently amended in September and December 2007. The license agreement as amended grants us an exclusive license to design, manufacture, sell and distribute women’s sportswear under the Licensor’s trademark KENNETH COLE REACTION and KENNETH COLE NEW YORK (cream label) in the United States in the women’s better sportswear and better petite sportswear department of approved department stores and approved specialty retailers, UNLISTED and UNLISTED, A KENNETH COLE PRODUCTION brands (the “Unlisted Brands”). We began initial shipments of the KENNETH COLE REACTION line in December 2005 and have transitioned from the KENNETH COLE REACTION label to the KENNETH COLE NEW YORK (cream label) for department stores and specialty stores in the first quarter of fiscal 2009. The initial term of the license expires on June 30, 2012 except for the Unlisted Brands which expire at the end of calendar 2008, and extension beyond 2008 is subject to the approval of KCP. Pursuant to the amendment, KCP has agreed not to sell women’s sportswear, or license any other party to sell women’s sportswear, in the United States in the women’s better sportswear and better petite sportswear department of approved department stores and approved specialty retailers bearing the mark KENNETH COLE NEW YORK under its cream label. While KCP retains the ability to sell products bearing the mark KENNETH COLE NEW YORK under its black label in the same channels, it is expected that products bearing the cream label and products bearing the black label will not typically be sold in the same stores. It is also the expectation of the parties that in the stores where the cream label and black label lines overlap, the black label products will be sold in different and more exclusive departments, and will have a distinctly higher price point, than the cream label products. The license agreement permits early termination by us or the Licensor under certain circumstances. We have an option to renew the license agreement for an additional term of three years if we meet specified sales targets and are otherwise in compliance with the agreement. The license agreement also requires us to achieve certain minimum sales levels, to pay specified royalties and advertising on net sales, to pay certain minimum royalties and advertising and to maintain a minimum net worth.

Private Label — private label apparel manufactured according to customers’ specifications.

During fiscal 2008, the suggested retail prices of the majority of our Chaus products sold in the department store channels ranged in price between $34.00 and $129.00. Jackets ranged in price between $89.00 and $129.00, skirts and pants ranged in price between $49.00 and $69.00, and knit tops, blouses and sweaters ranged in price between $34.00 and $79.00.

During fiscal 2008, the suggested retail prices of the majority of our Cynthia Steffe products ranged in price between $140.00 and $550.00. Jackets ranged in price between $285.00 and $550.00, skirts and pants ranged in price between $140.00 and $395.00, blouses and sweaters ranged in price between $145.00 and $350.00 and dresses ranged in price between $250.00 and $395.00.

During fiscal 2008, the suggested retail prices of the majority of our Kenneth Cole Reaction products ranged in price between $29.00 and $159.00. Jackets ranged in price between $99.00 and $159.00, skirts and pants ranged in price between $69.00 and $99.00, knit tops, blouses, and sweaters ranged in price between $29.00 and $99.00, and dresses ranged in price between $99.00 and $149.00.

The following table sets forth a breakdown by percentage of our net revenue by class for fiscal 2006 through fiscal 2008:

	Fiscal Year Ended June 30,
	2008	2007	2006

Josephine Chaus and Chaus	37%	40%	46%
Private Labels	24	27	33
Licensed Products	28	17	5
Cynthia Steffe and Cynthia Cynthia Steffe	11	16	16

Total	100%	100%	100%

Business Segments

We operate in one segment, women’s career and casual sportswear. In addition, less than 2% of total revenue is derived from customers outside the United States. Substantially all of our long-lived assets are located in the United States. Financial information about this segment can be found in the Company’s consolidated financial statements, which are included herein, commencing on page F-1.

Customers

Our products are sold nationwide in an estimated 4,000 points of distribution operated by approximately 500 department store chains, specialty retailers and other retail outlets. We do not have any long-term commitments or contracts with any of our customers.

We extend credit to our customers based on an evaluation of our customer’s financial condition and credit history, except for customers of our wholly-owned subsidiary, Cynthia Steffe Acquisition, LLC (“CS Acquisition”). CS Acquisition has a Factoring Agreement with The CIT Group/Commercial Services, Inc. (“CIT”) pursuant to which we receive payment from CIT as of the earlier of: a) the date that CIT has been paid by our customers; b) the date of the customer’s longest maturity if the customer is in a bankruptcy or insolvency proceeding; or c) the last day of the third month following the customer’s longest maturity date if the receivable remains unpaid. CIT assumes only the risk of our customers’ insolvency or non-payment. All other receivable risks for customer deductions that reduce the customer receivable balances are retained by us, including, but not limited to, allowable customer markdowns, operational chargebacks, disputes, discounts and returns.

Effective September 18, 2008, we entered into a new factoring agreement whereby substantially all of our receivables will be factored.

At June 30, 2008 and 2007, approximately 94% and 91%, respectively of our accounts receivable was non -factored. At June 30, 2008 and 2007, approximately 59% and 67% respectively, of our accounts receivable were due from customers owned by three single corporate entities. During fiscal 2008, approximately 53% of our net revenue was from three corporate entities – Sam’s Club (22%), Dillard’s Department Stores (17%) and TJX Companies (14%). During fiscal 2007, approximately 58% of our net revenue was from three corporate entities – Sam’s Club (23%), Dillard’s Department Stores (22%) and TJX Companies (13%). During fiscal 2006, approximately 54% of our net revenue was from three corporate entities – Dillards Department Stores (23%), Sam’s Club (22%) and TJX Companies (9%). As a result of our dependence on our major customers, such customers may have the ability to influence our business decisions. The loss of or significant decrease in business from any of our customers could have a material adverse effect on our financial position and results of operations. In addition, our ability to achieve growth in revenues is dependent, in part, on our ability to identify new distribution channels.

Sales and Marketing

Our selling operation is highly centralized. Sales to our store customers are made primarily by our full time sales executives located in our New York City showrooms. Our Cynthia Steffe subsidiary also utilizes independent sales representatives to market our products to specialty stores throughout the country.

Products are marketed to department and specialty store customers during “market weeks,” generally four to five months in advance of each of our selling seasons. We assist our customers in allocating their purchasing budgets among the items in the various product lines to enable consumers to view the full range of our offerings in each collection. During the course of the retail selling seasons, we monitor our product sell-through at retail in order to directly assess consumer response to our products.

We emphasize the development of long-term customer relationships by consulting with our customers concerning the style and coordination of clothing purchased by the store, optimal delivery schedules, floor presentation, pricing and other merchandising considerations. Frequent communications between senior management and other sales personnel and their counterparts at various levels in the buying organizations of our customers is an essential element of our marketing and sales efforts. These contacts allow us to closely monitor retail sales volume to maximize sales at acceptable profit margins for both us and our customers. Our marketing efforts attempt to build upon the success of prior selling seasons to encourage existing customers to devote greater selling space to our product lines and to penetrate additional individual stores within existing customers. We discuss with our largest customers retail trends and their plans regarding anticipated levels of total purchases from us for future seasons. These discussions are intended to assist us in planning the production and timely delivery of our products.

Design

Our products and certain of the fabrics from which they are made are designed by an in-house staff based in our New York office. We believe that our design staff is well regarded for their distinctive styling capabilities and their ability to contemporize fashion classics. Where appropriate, emphasis is placed on the coordination of outfits and quality of fabrics to encourage the purchase of more than one garment.

Manufacturing and Distribution

We do not own any manufacturing facilities; all of our products are manufactured in accordance with our design specifications and production schedules through arrangements with independent manufacturers. We believe that outsourcing our manufacturing maximizes our flexibility while avoiding significant capital expenditures, work-in-process buildup and the costs of a large workforce. Approximately 97% of our product is manufactured by independent suppliers located primarily in China and elsewhere in the Far East. Approximately 3% of our products are manufactured in the United States. No contractual obligations exist between us and our manufacturers except on an order-by-order basis. During fiscal 2008, we purchased approximately 74% of our finished goods from our ten largest manufacturers, including approximately 24% of our purchases from our largest manufacturer. Contracting with foreign manufacturers enables us to take advantage of prevailing lower labor rates and to use a skilled labor force to produce high quality products.

Generally, each manufacturer agrees to produce finished garments on the basis of our purchase orders, specifying the price and quantity of items to be produced either on open terms or by a letter of credit naming the manufacturer as beneficiary.

Our technical production support staff coordinates the production of patterns and the production of samples from the patterns by its production staff and by overseas manufacturers. The production staff also coordinates the marking and the grading of the patterns in anticipation of production by overseas manufacturers. The overseas manufacturers produce finished garments in accordance with the production samples and obtain necessary quota allocations and other requisite customs clearances. Our branch office in Hong Kong monitors production at each manufacturing facility to control quality, compliance with our specifications, timely delivery of finished garments, and arranges for the shipment of finished products to our third party distribution centers. We utilize third party distribution centers in New Jersey and California for shipping of our finished goods.

We believe that the number and geographical diversity of our manufacturing sources minimize the risk of adverse consequences that would result from termination of our relationship with any of our larger manufacturers. We also believe that we would have the ability to develop, over a reasonable period of time, adequate alternate manufacturing sources should any of our existing arrangements terminate. However, should any substantial number of such manufacturers become unable or unwilling to continue to produce apparel for us or to meet their delivery schedules, or if our present relationships with such manufacturers were otherwise materially adversely affected, there can be no assurance that we would find alternate manufacturers of finished goods on satisfactory terms to permit us to meet our commitments to our customers on a timely basis. In such event, our operations could be materially disrupted, especially over the short-term. We believe that relationships with our major manufacturers are satisfactory.

We select a broad range of fabrics in the production of our clothing, consisting of synthetic fibers (including polyester and acrylic), natural fibers (including cotton and wool) and blends of natural and synthetic fibers. We do not have any formal, long-term arrangements with any fabric or other raw material supplier. During fiscal 2008, most of the fabrics used in our products manufactured in the Far East were produced by a limited number of suppliers located in the Far East. To date, we have not experienced any significant difficulty in obtaining fabrics or other raw materials and consider our sources of supply to be adequate.

We operate under substantial time constraints in producing each of our collections. Orders from our customers generally preceed the related shipping period by up to four months. In order to make timely delivery of merchandise which reflects current style trends and tastes, we attempt to schedule a substantial portion of our fabric and manufacturing commitments relatively late in a production cycle. However, in order to secure adequate amounts of quality raw materials, especially greige (i.e., “undyed”) goods, we must make some advance commitments to suppliers of such goods. Many of these early commitments are made subject to changes in colors, assortments and/or delivery dates.

Imports and Import Restrictions

Arrangements with our manufacturers and suppliers are subject to the risks attendant to doing business abroad, including the availability of quota and other requisite customs clearances, the imposition of export duties, political and social instability, currency revaluations and restrictions on the transfer of funds. Until January 2005 our textile apparel was subject to quota. Quota represents the right to export amounts of certain categories of merchandise from one country into another country. On January 1, 2005 pursuant to the Agreement on Textile and Clothing, quotas were eliminated for World Trade Organization (“WTO”) member countries, including the United States. Although quotas were eliminated, China’s accession agreement for membership in the WTO provides that the WTO member countries, including the United States, reserves the right to impose quotas or other penalties if it determines that imports from China have surged and caused a market disruption.

The United States and the countries in which our products are manufactured may, from time-to time, impose new quotas, duties, tariffs or other restrictions, or adversely adjust presently prevailing quotas, duty or tariff levels, with the result that our operations and our ability to continue to import products at current or increased levels could be adversely affected. We cannot predict the likelihood or frequency of any such events occurring. We monitor duty, tariff and quota-related developments, and continually seek to minimize our potential exposure to quota-related risks through, among other measures, geographical diversification of our manufacturing sources, allocation of production of merchandise categories where more quota is available and shifts of production among countries and manufacturers. The expansion in the past few years of our varied manufacturing sources and the variety of countries in which we have potential manufacturing arrangements, although not the result of specific import restrictions, have had the result of reducing the potential adverse effect of any increase in such restrictions. In addition, substantially all of our products are subject to United States customs duties. Due to the large portion of our products which are produced abroad, any substantial disruption of our foreign suppliers could have a material adverse effect on our operations and financial condition.

Backlog

As of September 15, 2008 and September 17, 2007, our order book reflected unfilled customer orders for approximately $53.8 million and $40.5 million of merchandise, respectively. Order book data at any date are materially affected by the timing of the initial showing of collections to the trade, as well as by the timing of recording of orders and of shipments. The order book represents customer orders prior to discounts. Accordingly, a comparison of unfilled orders from period to period is not necessarily meaningful and may not be indicative of eventual actual shipments.

Trademarks

CHAUS, CHAUS & CO., JOSEPHINE, JOSEPHINE CHAUS, CYNTHIA STEFFE, CYNTHIA CYNTHIA STEFFE and FRANCES & RITA are registered trademarks of the Company for wearing apparel. We consider our trademarks to be strong and highly recognized and to have significant value in the marketing of our products. We also registered and made filings for many of our trademarks for use in other categories including accessories, fragrances, cosmetics and related retail selling services in certain foreign countries, including the European Union.

We have an exclusive license with Kenneth Cole Productions (LIC), Inc. to design, manufacture and distribute wholesale women’s sportswear bearing the marks KENNETH COLE REACTION and KENNETH COLE NEW YORK (cream label) for sale in women’s better sportswear and better petite sportswear of approved department stores and approved specialty retailers, UNLISTED and UNLISTED, A KENNETH COLE PRODUCTION brands.

Competition

The women’s apparel industry is highly competitive, both within the United States and abroad. We compete with many apparel companies, some of which are larger and have better established brand names and greater resources. A greater number of competitors have been making branded products available to various channels of distribution increasing our competition. In some cases we also compete with private-label brands of our department store customers.

We believe that our ability to effectively anticipate, gauge and respond to changing consumer demand and taste relatively far in advance, as well as our ability to operate within substantial production and delivery constraints (including obtaining necessary quota allocations), is necessary to compete successfully in the women’s apparel industry. Consumer and customer acceptance and support, which depend primarily upon styling, pricing, quality (both in material and production), and product branding, are also important aspects of competition in this industry. We believe that our success will depend upon our ability to remain competitive in these areas.

Furthermore, our traditional department store customers, which account for a substantial portion of our business, encounter intense competition from off-price and discount retailers, mass merchandisers and specialty stores. We believe that our ability to increase our present levels of sales will depend on such customers’ ability to maintain their competitive position and our ability to increase market share of sales to department stores and other retailers.

Employees

At June 30, 2008, we employed 189 employees as compared with 228 employees at June 30, 2007. This total includes 43 in managerial and administrative positions, approximately 77 in design, production and production administration, 17 in marketing, merchandising and sales, and 52 in our Hong Kong based Far East operation. We are party to a collective bargaining agreement with the Amalgamated Workers Union, Local 88, covering 5 full-time technical production support employees. This agreement expired August 31, 2008. We are negotiating a new contract with this union. We are also party to an agreement with the New York Metropolitan Joint Board Local 89-22-1 and Local 10 Unite Here, AFL-CIO covering 6 full-time employees. This agreement expires on September 1, 2010.

We consider relations with our employees to be satisfactory and have not experienced any business interruptions as a result of labor disagreements with our employees.

Executive Officers

The executive officers of the Company are:

NAME	AGE	POSITION

Josephine Chaus	57	Chairwoman of the Board and Chief Executive Officer
David Stiffman	52	Chief Operating Officer
Barton Heminover	54	Chief Financial Officer

Executive officers serve at the discretion of the Board of Directors.

Josephine Chaus is a co-founder of the Company and has held various positions with the Company since its inception. She has been a director of the Company since 1977, President from 1980 through February 1993, Chief Executive Officer from July 1991 through September 1994 and again since December 1998, Chairwoman of the Board since 1991 and member of the Office of the Chairman since September 1994.

David Stiffman joined the Company as Chief Operating Officer in December, 2007. He has over 25 years of industry experience. Most recently, from June 1997 to November 2007, he was employed by Liz Claiborne, Inc. as a Vice President in a variety of financial, strategy and business development (M&A) and operating roles.

Barton Heminover joined the Company as Vice President/Corporate Controller in July 1996 and served as Vice President of Finance from January 2000 through August 2002 and was appointed Chief Financial Officer in August 2002. Prior to joining the Company he was employed by Petrie Retail, Inc. (formerly Petrie Stores Corporation), a woman’s retail apparel chain, serving as Vice President/Treasurer from 1986 to 1994 and as Vice President/Financial Controller from 1994 to 1996.

Forward Looking Statements

Certain statements contained herein are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that have been made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements are indicated by words or phrases such as “anticipate,” “estimate,” “project,” “expect,” “believe,” “may,” “could,” “would,” “plan”, “intend” and similar words or phrases. Such statements are based on current expectations and are subject to certain risks, uncertainties and assumptions, including, but not limited to, the overall level of consumer spending on apparel; the financial strength of the retail industry, generally and our customers in particular; changes in trends in the market segments in which we compete and our ability to gauge and respond to changing consumer demands and fashion trends; the level of demand for our products; our dependence on our major department store customers; the success of the Kenneth Cole license agreement; the highly competitive nature of the fashion industry; our ability to satisfy our cash flow needs, including the cash requirements under the Kenneth Cole license agreement, by meeting our business plan and satisfying the financial covenants in our credit facility; our ability to operate within production and delivery constraints, including the risk of failure of manufacturers to deliver products in a timely manner or to quality standards; our ability to meet the requirements of the Kenneth Cole license agreement; our ability to operate effectively in the new quota environment, including changes in sourcing patterns resulting from the elimination of quota on apparel products; our ability to attract and retain qualified personnel; and changes in economic or political conditions in the markets where we sell or source our products, including war and terrorist activities and their effects on shopping patterns, as well as other risks and uncertainties set forth in the Company’s publicly-filed documents, including this Annual Report on Form 10-K. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 1A.	Risk Factors.

We rely on a few significant customers and the decrease in business from one or more of these significant customers could have a material adverse impact on our business.  During fiscal 2008, approximately 53% of our net revenue was from three corporate entities – Sam’s Club (22%), Dillard’s Department Stores (17%) and TJX Companies (14%). We have no long- term agreements with our customers and a decision by any of these key customers to reduce the amount of purchases from us whether motivated by strategic and operational initiatives or financial difficulties could have a material adverse impact on our business, financial condition and results of operations. Continued vertical integration by retailers and the development of their own labels could also result in a decrease in business which could have a material adverse impact on us.

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

We use foreign suppliers for the manufacturing of our products.  We do not own any manufacturing facilities; all of our products are manufactured in accordance with our design specifications and production schedules through arrangements with independent manufacturers. Approximately 97% of our products are manufactured by independent suppliers located primarily in China, Hong Kong and elsewhere in the Far East. Approximately 3% of our products are manufactured in the United States. No contractual obligations exist between us and our manufacturers except on an order-by-order basis. During fiscal 2008, we purchased approximately 74% of our finished goods from our ten largest manufacturers, including approximately 24% of our purchases from our largest manufacturer. The inability of a manufacturer to ship orders in a timely manner in accordance with our specifications could have a material adverse impact on us. Our customers could refuse to accept deliveries, cancel orders, request significant reduction in purchase price or vendors allowances.

There are other risks associated with using foreign manufacturers such as :

•	Political and labor instability with foreign countries

•	Terrorism, military conflict or war

•	Changes in quotas, duty rates or other politically imposed restrictions by foreign countries or the United States

•	Delays in the delivery of cargo due to security considerations or other shipping disruptions

•	A decrease in availability or increase in the cost of raw materials

The success of our Kenneth Cole licensed products depends on the value of the licensed brands and our achieving sufficient sales to offset the minimum royalty payments we must pay with respect to these products.  The success of our Kenneth Cole licensed products depends on the value of the Kenneth Cole brand name. Our sales of these products could decline if Kenneth Cole’s image or reputation were to be negatively impacted. If sales of our Kenneth Cole licensed products decline, our profitability and earnings could be negatively affected because we would remain obligated to pay minimum royalties. Under our license agreement with KCP, we are required to achieve certain minimum sales levels, to pay certain minimum royalties and advertising and to maintain a minimum net worth. If we fail to make the minimum payments, maintain the required minimum sales, or maintain the required minimum net worth levels, KCP will have the right to terminate the license agreement. If KCP were to terminate the license agreement, our revenues would decrease.

We operate in a highly competitive industry.  The apparel business is highly competitive with numerous apparel designers, manufacturers and importers. Many of our competitors have greater financial and marketing resources than we do and, in some cases, are vertically integrated in that they own and operate retail stores in addition to manufacturing and distribution operations. The competition within the industry may result in reduced prices and therefore reduced sales and profitability which could have a material adverse effect on us.

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

Risks associated with the ownership of Common Stock.  As of June 30, 2008, our Chairwoman and Chief Executive Officer owned approximately 50.3% of our outstanding stock. Accordingly, she has the ability to exert significant influence over our management and policies, such as the election of our directors, the appointment of new management and the approval of any other action requiring the approval of our stockholders, including any amendments to our certificate of incorporation, a sale of all or substantially all of our assets or a merger.

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

Our principal executive office is located at 530 Seventh Avenue in New York City where the Company leases approximately 33,000 square feet. This lease expires in May 2009. This facility also houses our Chaus and Kenneth Cole showrooms and our sales, design, production and merchandising staffs.

Our Cynthia Steffe subsidiary is located at 550 Seventh Avenue in New York City where we lease approximately 12,000 square feet. This lease expires in October 2013.

Our technical production support facility (including our sample and patternmakers) is located at 519 Eighth Avenue in New York City where the Company leases approximately 15,000 square feet. This lease expires in August 2009.

The lease on our former distribution center located in Secaucus, New Jersey expired on December 31, 2005. Effective January 1, 2006, we entered into a sublease for approximately 14,000 square feet for our administrative and finance personnel, and our computer operations which are located at our former distribution center. The sublease expires in June 2010. We arranged for a third party contractor specializing in logistics to handle our distribution needs at the former distribution facility effective September 1, 2005.

Our Hong Kong office has an annual lease for approximately 8,500 square feet.

Item 3.	Legal Proceedings.

We are involved in legal proceedings from time to time arising out of the ordinary conduct of its business. We believe that the outcome of these proceedings will not have a material adverse effect on our financial condition or results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock, par value $0.01 per share (the “Common Stock”), is currently traded in the over the counter market and quotations are available on the Over the Counter Bulletin Board (OTC BB: CHBD).

The following table sets forth for each of the Company’s fiscal periods indicated the high and low bid prices for the Common Stock as reported on the OTC BB. These prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

		High	Low

Fiscal 2007
	First Quarter	$0.95	$0.75
	Second Quarter	1.00	0.76
	Third Quarter	1.16	0.80
	Fourth Quarter	1.09	0.75
Fiscal 2008
	First Quarter	$0.95	$0.56
	Second Quarter	0.69	0.55
	Third Quarter	0.65	0.27
	Fourth Quarter	0.55	0.28
Fiscal 2009
	July 1- September 12, 2008	$0.35	$0.27

As of September 17, 2008, we had approximately 404 stockholders of record.

We have not declared or paid cash dividends or made other distributions on the Common Stock since prior to our 1986 initial public offering. The payment of dividends, if any, in the future is within the discretion of the Board of Directors and will depend on our earnings, capital requirements and financial condition. It is the present intention of the Board of Directors to retain all earnings, if any, for use in our business operations and, accordingly, the Board of Directors does not expect to declare or pay any dividends in the foreseeable future. In addition, our Financing Agreements prohibit the Company from declaring dividends or making other distributions on our capital stock, without the consent of the lender. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition, Liquidity and Capital Resources.”

The graph below matches Bernard Chaus, Inc.’s cumulative 5-year total shareholder return on common stock with the cumulative total returns of the S&P 500 index and the S&P Apparel, Accessories & Luxury Goods index. The graph tracks the performance of a $100 investment in our common stock and in each of the indexes (with the reinvestment of all dividends) from June 30, 2003 to June 30, 2008.

	6/03	6/04	6/05	6/06	6/07	6/08

Bernard Chaus, Inc.	100.00	100.00	111.58	96.84	85.26	31.58
S&P 500	100.00	119.11	126.64	137.57	165.90	144.13
S&P Apparel, Accessories & Luxury Goods	100.00	128.23	158.39	155.76	214.64	133.85

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

Statement of Operations Data:

	Fiscal Year Ended June 30,
	2008	2007	2006	2005	2004
		(In thousands, except per share amounts)

Net revenue	$118,028	$146,772	$136,827	$143,255	$157,107
Cost of goods sold	85,893	104,076	99,697	103,661	117,451

Gross profit	32,135	42,696	37,130	39,594	39,656
Selling, general and administrative expenses	38,798	41,023	40,867	39,240	34,894
Interest expense, net	921	1,076	914	1,328	1,355

Income (loss) before income tax provision	(7,584)	597	(4,651)	(974)	3,407
Income tax provision	94	75	223	183	303

Net income (loss)	$(7,678)	$522	$(4,874)	$(1,157)	$3,104

Basic earnings (loss) per share(1)	$(0.21)	$0.01	$(0.13)	$(0.04)	$0.11

Diluted earnings (loss) per share(2)	$(0.21)	$0.01	$(0.13)	$(0.04)	$0.10

Weighted average number of common shares outstanding – basic	37,429	37,479	37,017	28,363	27,504

Weighted average number of common and common equivalent shares outstanding – diluted	37,429	37,930	37,017	28,363	30,490

Balance Sheet Data

	As of June 30,
	2008	2007	2006	2005	2004

Working capital	$5,876	$14,664	$15,932	$21,456	$17,191
Total assets	27,750	37,491	39,914	44,298	46,376
Short-term debt, including current portion of long-term debt	7,023	1,700	4,079	1,700	10,263
Long-term debt	—	2,225	3,925	5,625	7,325
Stockholders’ equity	10,450	18,252	17,823	21,639	16,699

(1)	Computed by dividing the applicable net income(loss) by the weighted average number of shares of Common Stock outstanding during the year.

(2)	Computed by dividing the applicable net income (loss) by the weighted average number of Common Shares outstanding and Common Stock equivalents outstanding during the year.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The Company designs, arranges for the manufacture of and markets an extensive range of women’s career and casual sportswear principally under the JOSEPHINE CHAUS® JOSEPHINE® CHAUS®, CYNTHIA STEFFE®, and CYNTHIA CYNTHIA STEFFE® trademarks and under private label brand names. Our products are sold nationwide through department store chains, specialty retailers,off price retailers, wholesale clubs and other retail outlets. On June 13, 2005, we entered into a license agreement with Kenneth Cole Productions (LIC), Inc. (“KCP”) which was subsequently amended in September and December 2007. The license agreement as amended grants us an exclusive license to design, manufacture, sell and distribute women’s sportswear under the Licensor’s trademark KENNETH COLE REACTION and the KENNETH COLE NEW YORK (cream label) in the United States in the women’s better sportswear and better petite sportswear department of approved department stores and approved specialty retailers, UNLISTED and UNLISTED, A KENNETH COLE PRODUCTION brands (the “Unlisted Brands”). We began initial shipments of the KENNETH COLE REACTION line in December 2005 and transitioned from the KENNETH COLE REACTION label to the KENNETH COLE NEW YORK (cream label) for department stores and specialty stores in the first quarter of fiscal 2009. The initial term will expire on June 30, 2012 except for the Unlisted Brands which expire at the end of calendar 2008, and extension beyond 2008 is subject to the approval of KCP. While KCP retains the ability to sell products bearing the mark KENNETH COLE NEW YORK (black label) in the same channels, it is expected that products bearing the cream label and products bearing the black label will not typically be sold in the same stores. It is also the expectation of the parties that in the stores where the cream label and black label lines overlap, the black label products will be sold in different and more exclusive departments, and will have a distinctly higher price point, than the cream label products. The license agreement permits early termination by us or the Licensor under certain circumstances. We have the option to renew the license agreement for an additional term of three years if we meet specified sales targets and are in compliance with the agreement. The license agreement also requires us to achieve certain minimum sales levels, to pay specified royalties and advertising on net sales, to pay certain minimum royalties and advertising and to maintain a minimum net worth.

Results of Operations

The following table sets forth, for the years indicated, certain items expressed as a percentage of net revenue.

	Fiscal Year Ended June 30,
	2008	2007	2006

Net revenue	100.0%	100.0%	100.0%
Gross profit	27.2%	29.1%	27.1%
Selling, general and administrative expenses	32.9%	28.0%	29.9%
Interest expense	0.8%	0.7%	0.7%
Net income (loss)	(6.5)%	0.4%	(3.6)%

Fiscal 2008 Compared to Fiscal 2007

Net revenues for fiscal 2008 decreased 19.6% or $28.8 million to $118.0 million as compared to $146.8 million for fiscal 2007. Units sold decreased by 14.5% and the overall price per unit decreased by approximately 5.8%. Our net revenues decreased primarily due to a decrease in revenues in our Chaus product lines ($15.7 million), private label product lines ($11.6 million) and Cynthia Steffe product lines ($9.2 million), partially offset by an increase in revenues in our licensed product lines ($7.7 million). The decrease in revenues across most product lines was due to a decrease in customer orders as a result of product realignment, vendor competition and general business conditions in the women’s apparel sector. The decrease in revenues in our Chaus product lines was primarily attributable to a decrease in business with our club channel of distribution.

Gross profit for fiscal 2008 decreased $10.6 million to $32.1 million as compared to $42.7 million for fiscal 2007. As a percentage of sales, gross profit decreased to 27.2% for fiscal 2008 from 29.1% for fiscal 2007. The decrease in gross profit dollars was primarily attributable to the decrease in gross profit in our Cynthia Steffe product lines ($5.7 million), Chaus product lines ($4.9 million), private label product lines ($3.8 million), partially offset by an increase in gross profit in our licensed product lines ($3.8 million). The decrease in gross profit percentage was associated with the decrease in gross profit percentage in our Chaus, Cynthia Steffe and private label product lines due to a change in the mix of sales within product lines and higher returns and allowances as a percentage of sales in the Cynthia Steffe product lines. These factors were partially offset by the increase in gross profit percentage in our licensed product lines.

Selling, general and administrative (“SG&A”) expenses decreased by $2.2 million to $38.8 million for fiscal 2008 as compared to $41.0 million in fiscal 2007. As a percentage of net revenue, SG&A expenses increased to 32.9% in fiscal 2008 as compared to 28.0% in fiscal 2007. The decrease in SG&A expenses was primarily due to a decrease in payroll and payroll related costs ($1.4 million), distribution related costs ($0.6 million), independent sales representative commissions ($0.4 million), professional and consulting expenses ($0.3 million), travel related expenses ($0.3 million), and marketing related costs ($0.2 million) partially offset by an increase in design related costs ($1.0 million). The decrease in payroll and payroll related costs were due to staff reductions during the second fiscal quarter, and the decrease in distribution costs were largely due to the lower sales volume. The increase in design related costs were primarily attributable to an increase in design related costs for our Cynthia Steffe product lines. The increase in SG&A expense as a percentage of net revenue was due to the overall decrease in sales volume which reduced our leverage on SG&A expenses.

Interest expense decreased in fiscal 2008 compared to fiscal 2007 primarily due to lower interest rates.

Our income tax provision for fiscal 2008 includes provisions for state and local taxes, and a deferred provision for the temporary differences associated with the Company’s indefinite lived intangibles.

We periodically review our historical and projected taxable income and consider available information and evidence to determine if it is more likely than not that a portion of the deferred tax assets will be realized. A valuation allowance is established to reduce the deferred tax assets to the amount that is more likely than not to be realized. As of June 30, 2008 and 2007, based upon its evaluation of taxable income and the current business environment, we recorded a full valuation allowance on our deferred tax assets including net operating losses (“NOL’s”). In fiscal 2008, the valuation allowance was increased by $4.2 million to $47.2 million at June 30, 2008 from $43.0 million at June 30, 2007 primarily to reflect our net operating loss and to reflect changes in deferred tax assets. If we determine that a portion of the deferred tax assets will be realized in the future, that portion of the valuation allowance will be reduced and we will provide for an income tax benefit in our Statement of Operations at our estimated effective tax rate. See discussion below under Critical Accounting Policies and Estimates regarding income taxes and our federal net operating loss carryforward.

Fiscal 2007 Compared to Fiscal 2006

Net revenues for fiscal 2007 increased 7.3% or $10.0 million to $146.8 million as compared to $136.8 million for fiscal 2006. Units sold decreased by 2.4% and the overall price per unit increased by approximately 10.0%. Our net revenues increased primarily due to an increase in revenues in our licensed product lines ($19.0 million) and Cynthia Steffe product lines ($0.5 million), and were partially offset by a decrease in revenues in our private label product lines ($5.0 million) and in our Chaus product lines ($4.5 million). The decrease in revenues in the Chaus product lines and private label product lines reflected decreased sales to department stores and discounters. See table of percentage of net revenue by class on page 2 for additional information. Licensed products began shipping in December 2005 and as result fiscal 2007 reflect twelve months of shipping the licensed product lines as compared to fiscal 2006 which had seven months of shipping.

Gross profit for fiscal 2007 increased $5.6 million to $42.7 million as compared to $37.1 million for fiscal 2006. As a percentage of sales, gross profit increased to 29.1% for fiscal 2007 from 27.1% for fiscal 2006. The increase in gross profit dollars was primarily attributable to the increase in gross profit in our licensed product lines ($4.5 million) and Cynthia Steffe product lines ($2.2 million) partially offset by a decrease in gross profit in our Chaus product lines ($0.7 million) and our private label product lines ($0.4 million). The increase in gross profit percentage was associated with the increase in gross profit percentage for all product lines, the mix of sales between product lines as well as reduced sales allowances in the Cynthia Steffe product lines.

Selling, general and administrative (“SG&A”) expenses increased by $0.1 million to $41.0 million for fiscal 2007 as compared to $40.9 million in fiscal 2006. As a percentage of net revenue, SG&A expenses decreased to 28.0% in fiscal 2007 as compared to 29.9% in fiscal 2006. The increase in SG&A expenses was primarily due to an increase in professional and consulting fees ($1.0 million), and marketing related costs ($0.8 million), partially offset by a decrease in design related costs ($0.9 million) and in total costs associated with warehouse and distribution ($0.7 million). The increase in professional and consulting fees were partly attributable to the renegotiation of the Kenneth Cole license agreement, trademark registrations and product consulting services. Most of the increase in our marketing and advertising costs are attributable to costs associated with the Kenneth Cole Reaction label which we began shipping in December 2005. The decrease in design related costs were due to changes in our purchasing and sourcing of samples and sample piece goods. Our overall distribution costs were reduced in fiscal 2007 as compared to fiscal 2006 due to arrangements with third party distributors to handle the distribution of our products. These arrangements enabled us to reduce our payroll and lease expenses formerly associated with our warehouse and distribution facility. The decrease in SG&A expenses as a percentage of net revenue was due to the increase in sales volume from the Kenneth Cole licensed product lines and Cynthia Steffe product lines which reduced our leverage on SG&A expenses.

Interest increased in fiscal 2007 compared to fiscal 2006 primarily due to higher bank borrowings and higher interest rates.

Our income tax provision for fiscal 2007, includes federal alternative minimum taxes (AMT), resulting from the use of our net operating loss (NOL) carryforward from prior years and provisions for state and local taxes, and a deferred provision for the temporary differences associated with the Company’s indefinite lived intangibles.

We periodically review our historical and projected taxable income and consider available information and evidence to determine if it is more likely than not that a portion of the deferred tax assets will be realized. A valuation allowance is established to reduce the deferred tax assets to the amount that is more likely than not to be realized. As of June 30, 2007 and 2006, based upon its evaluation of taxable income and the current business environment, we recorded a full valuation allowance on our deferred tax assets including NOL’s. In fiscal 2007, the valuation allowance was decreased by $0.9 million to $43.0 million at June 30, 2007 from $43.9 million at June 30, 2006 primarily to reflect our usage of NOL carryforwards and to reflect changes in deferred tax assets. If we determine that a portion of the deferred tax assets will be realized in the future, that portion of the valuation allowance will be reduced and we will provide for an income tax benefit in our Statement of Operations at our estimated effective tax rate. See discussion below under Critical Accounting Policies and Estimates regarding income taxes and our federal net operating loss carryforward.

Financial Condition, Liquidity and Capital Resources

General

Net cash used in operating activities was $6.1 million for fiscal 2008 as compared to net cash provided by operating activities of $8.6 million for fiscal 2007 and net cash used in operating activities of $8.0 million for fiscal 2006. Net cash used in operating activities for fiscal 2008 resulted primarily from our net loss ($7.7 million), a decrease in accounts payable ($3.2 million), partially offset by a decrease in accounts receivable ($3.3 million). The decrease in accounts payable of $3.2 million is attributable to the decrease in inventory and the timing of payments for inventory. The decrease in accounts receivable of $3.3 million was predominately due to the decrease in sales during the fourth quarter of fiscal 2008 as compared to fiscal 2007. We do not currently anticipate that these changes in accounts receivable or accounts payable will adversely affect our cash flows for fiscal 2009.

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

Cash used in investing activities was $0.4 million in fiscal 2008 compared to $1.0 million in fiscal 2007 and $1.0 million in fiscal 2006. The investing activities in fiscal 2008 consisted of $0.4 million for the purchases of fixed assets in connection with management information systems and furniture and fixtures. The investing activities in fiscal 2007 consisted of $1.0 million for the purchases of fixed assets in connection with construction of the Kenneth Cole store fixtures and management information systems. In fiscal 2009, we anticipate capital expenditures of approximately $0.5 million, primarily for management information system upgrades.

Cash provided by financing activities of $3.1 million for fiscal 2008 resulted from net borrowings of $4.8 million for short-term bank borrowings offset by the principal payments of $1.7 million on the term loan. Cash used in financing activities of $4.2 million for fiscal 2007 resulted from net payments of $2.4 million for short-term bank borrowings and principal payments of $1.7 million on the term loan.

Financing Agreements

On September 18, 2008, we amended our financing agreement with The CIT Group/Commercial Services, Inc. (“CIT”) with a three year agreement that expires in September 2011 (the “New Financing Agreement”) which replaces the former financing agreement (the “Former Financing Agreement”) discussed below. The New Financing Agreement provides us with a $30.0 million revolving line of credit (the “New Revolving Facility”), including a sub-limit in the amount of $12.0 million for issuance of letters of credit.

At our option, the New Revolving Facility may bear interest either at the JP Morgan Chase Bank Rate (“Prime Rate”) or the London Interbank Offered Rate (“LIBOR”). If we choose the Prime Rate, the interest on the Revolving Facility accrues at a rate of 1/2 of 1% above the Prime Rate. If we choose LIBOR, the interest on the New Revolving Facility accrues at a rate of 3% above LIBOR.

Our obligations under the New Financing Agreement are secured by a first priority lien on substantially all of the Company’s assets, including accounts receivable, inventory, intangibles, equipment, and trademarks, and a pledge of the Company’s interest in its subsidiaries.

The New Financing Agreement contains numerous financial and operational covenants, including limitations on additional indebtedness, liens, dividends, stock repurchases and capital expenditures. In addition, we are required to maintain (i) specified levels of tangible net worth, (ii) minimum EBITDA, (iii) specified leverage ratios and (iv) specified levels of minimum borrowing availability under the New Revolving Facility. In the event of the early termination by the Company of the New Financing Agreement, we will be liable for termination fees of (a) 2.0% of the revolving credit limit if the New Financing Agreement terminates on or before the end of the first year, (b) 1.0% of the revolving credit limit if the New Financing Agreement terminates on or before the end of the second year, (c) 0.50% of the revolving credit limit if the New Financing Agreement terminates any time thereafter. However, the early termination fee will be waived if terminated 120 days from expiration date.

Until September 18, 2008, we operated under the Former Financing Agreement with CIT which provided us with a $40 million revolving line of credit (the “Former Revolving Facility”), a $25 million sublimit for letters of credit, and a term loan (the “Term Loan”).

The Former Financing Agreement bore interest at (i) on the Former Revolving Facility, at a rate of 1/2 of 1% above the Prime Rate and (ii) on the Term Loan, at a rate of 1% above the Prime Rate. The interest rate as of June 30, 2008 on the Former Revolving Facility was 5.5% and on the Term Loan was 6.0%.

The Term loan was paid down in quarterly installments of $425,000 with a balloon payment of $1.8 million which would have been due on October 1, 2008. The New Financing Agreement assumes the obligation of the Term Loan. Our obligations under the Former Financing Agreement were secured by the same assets of the New Financing Agreement.

The Former Financing Agreement contained numerous financial and operational covenants similar to the New Financing Agreement. On September 18, 2008, the Company and CIT agreed to amend the Former Financing Agreement to modify the financial covenants to be consistent with our year end results.

On June 30, 2008, we had $1.2 million of outstanding letters of credit under the Former Revolving Facility, total availability of approximately $11.0 million under the Former Financing Agreement, a balance of $2.2 million on the Term Loan and $4.8 million on revolving credit borrowings. At June 30, 2007, we had $4.1 million of outstanding letters of credit under the Former Revolving Facility, total availability of approximately $19.7 million under the Former Financing Agreement, a balance of $3.9 million on the Term Loan and no revolving credit borrowings.

Factoring Agreements

On September 18, 2008, we entered into a new factoring agreement (the “New Factoring Agreement”) with CIT. The New Factoring Agreement is a non-recourse factoring agreement which provides notification factoring on substantially all of our sales. The proceeds of the New Factoring Agreement are assigned to CIT as collateral for all indebtedness, liabilities and obligations due CIT under the New Financing Agreement. A factoring commission based on various rates is charged on the gross face amount of all accounts with minimum fees as defined in the agreement.

Until September 18, 2008, one of our subsidiaries, CS Acquisition had a factoring agreement with CIT which provided for a factoring commission based on various sales levels. Such agreement had an annual minimum factoring fee of $50,000 and we were obligated to pay to CIT a collateral management fee of $5,000 a month.

Future Financing Requirements

At June 30, 2008, we had working capital of $5.9 million as compared with working capital of $14.7 million at June 30, 2007. Our business plan requires the availability of sufficient cash flow and borrowing capacity to finance our product lines and to meet our cash needs for the support of the Kenneth Cole product lines. We expect to satisfy such requirements through cash on hand, cash flow from operations and borrowings under our New Financing Agreement. We believe that we have adequate resources to meet our needs for the foreseeable future assuming that we meet our business plan and satisfy the covenants set forth in the New Financing Agreement.

The foregoing discussion contains forward-looking statements which are based upon current expectations and involve a number of uncertainties, including our ability to maintain our borrowing capabilities under the New Financing Agreement, retail market conditions, and consumer acceptance of our products.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements except for inventory purchase orders and letters of credit under the Financing Agreements. See “Financing Agreements”.

Inflation

We do not believe that the relatively moderate rates of inflation which recently have been experienced in the United States, where we compete, has had a significant effect on our net revenue or profitability.

Seasonality of Business and Fashion Risk

Our principal products are organized into seasonal lines for resale at the retail level during the Spring, Summer, Fall and Holiday Seasons. Typically, our products are designed as much as one year in advance and manufactured approximately one season in advance of the related retail selling season. Accordingly, the success of our products is often dependent on our ability to successfully anticipate the needs of retail customers and the tastes of the ultimate consumer up to a year prior to the relevant selling season.

Historically, our sales and operating results fluctuate by quarter, with the greatest sales typically occurring in our first and third fiscal quarters. It is in these quarters that our Fall and Spring product lines, which traditionally have had the highest volume of net sales, are shipped to customers, with revenues recognized at the time of shipment. As a result, we experience significant variability in our quarterly results and working capital requirements. Moreover, delays in shipping can cause revenues to be recognized in a later quarter, resulting in further variability in such quarterly results.

Foreign Operations

Our foreign sourcing operations are subject to various risks of doing business abroad and any substantial disruption of our relationships with our foreign suppliers could adversely affect our operations. Any material increase in duty levels, material decrease in quota levels or material decrease in available quota allocation could adversely affect our operations. Approximately 97% of our products sold in fiscal 2008 were manufactured by independent suppliers located primarily in China and elsewhere in the Far East.

Critical Accounting Policies and Estimates

Significant accounting policies are more fully described in Note 2 to the consolidated financial statements. Certain of our accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. These judgments are based on historical experience, observation of trends in the industry, information provided by customers and information available from other outside sources, as appropriate. Significant accounting policies include:

Revenue Recognition — Sales are recognized upon shipment of products to customers since title and risk of loss passes upon shipment. Provisions for estimated uncollectible accounts, discounts and returns and allowances are provided when sales are recorded based upon historical experience and current trends. While such amounts have been within expectations and the provisions established, we cannot guarantee that we will continue to experience the same rates as in the past.

Accounts Receivable — Accounts Receivable are net of allowances and anticipated discounts. An allowance for doubtful accounts is determined through analysis of the aging of accounts receivable at the date of the financial statements, assessments of collectibility based on historical trends and an evaluation of the impact of economic conditions. This amount is not significant primarily due to our history of minimal bad debts. An allowance for discounts is based on those discounts relating to open invoices where trade discounts have been extended to customers. Costs associated with potential returns of products as well as allowable customer markdowns and operational charge backs, net of expected recoveries, are included as a reduction to net revenue and are part of the provision for allowances included in Accounts Receivable. These provisions result from seasonal negotiations as well as historic deduction trends, net expected recoveries and the evaluation of current market conditions. As of June 30, 2008 and June 30, 2007, Account Receivable was net of allowances of $2.9 million, and $2.8 million, respectively.

Effective September 18, 2008, the Company has entered into a new factoring agreement whereby substantially all of its receivables will be factored (See Note 6).

Inventories — Inventories are stated at the lower of cost or market, cost being determined on the first-in, first-out method. The majority of our inventory purchases are shipped FOB shipping point from our suppliers. We take title and assume the risk of loss when the merchandise is received at the boat or airplane overseas. We record inventory at the point of such receipt at the boat or airplane overseas. Reserves for slow moving and aged merchandise are provided to adjust inventory costs based on historical experience and current product demand. Inventory reserves were $0.7 million at June 30, 2008, and $0.8 million at June 30,

2007. Inventory reserves are based upon the level of excess and aged inventory and estimated recoveries on the sale of the inventory. While markdowns have been within expectations and the provisions established, we cannot guarantee that we will continue to experience the same level of markdowns as in the past.

Valuation of Long-Lived Assets, Trademarks and Goodwill — Periodically we review the carrying value of our long-lived assets for continued appropriateness. This review is based upon projections of anticipated future undiscounted cash flows. While we believe that our estimates of future cash flows are reasonable, different assumptions regarding such cash flows could materially affect evaluations. We evaluate goodwill and trademarks at least annually or whenever events and changes in circumstances suggest that the carrying amount may not be recoverable from our estimated future cash flows. To the extent these future projections or our strategies change, the conclusion regarding impairment may differ from the current estimates. No impairment of long term assets have been recognized during the fiscal years ended June 30, 2008, 2007 and 2006.

Income Taxes — Results of operations have generated a federal tax net operating loss (“NOL”) carryforward of approximately $107.2 million as of June 30, 2008. Approximately 75% of the Company’s net operating loss carryforward expires between 2009 and 2012. Generally accepted accounting principles require that we record a valuation allowance against the deferred tax asset associated with this NOL if it is “more likely than not” that we will not be able to utilize it to offset future taxable income. As of June 30, 2008, based upon its evaluation of our historical and projected results of operations, the current business environment and the magnitude of the NOL, we recorded a full valuation allowance on our deferred tax assets including NOL’s. The provision for income taxes primarily relates to provisions for state and local taxes and a deferred provision for temporary differences associated with indefinite lived intangibles. It is possible, however, that we could be profitable in the future at levels which cause us to conclude that it is more likely than not we will realize all or a portion of the NOL carryforward. Upon reaching such a conclusion, we would record the estimated net realizable value of the deferred tax asset at that time and would then provide for income taxes at a rate equal to our combined federal and state effective rates. Subsequent revisions to the estimated net realizable value of the deferred tax asset could cause our provision for income taxes to vary from period to period, although its cash tax payments would remain unaffected until the benefit of the NOL is utilized.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk — We are subject to market risk from exposure to changes in interest rates based primarily on our financing activities. The market risk inherent in the financial instruments represents the potential loss in earnings or cash flows arising from adverse changes in interest rates. These debt obligations with interest rates tied to the prime rate are described in “Liquidity and Capital Resources”, as well as Note 6 of the Notes to the Consolidated Financial Statements. We manage these exposures through regular operating and financing activities. We have not entered into any derivative financial instruments for hedging or other purposes. The following quantitative disclosures are based on the prevailing prime rate. These quantitative disclosures do not represent the maximum possible loss or any expected loss that may occur, since actual results may differ from these estimates.

At June 30, 2008 and 2007, the carrying amounts of our revolving credit borrowings and term loan approximated fair value. As of June 30, 2008, our revolving credit interest rate was 5.50% and the term loan bore interest at 6.0%. As of June 30, 2008, a hypothetical immediate 10% adverse change in prime interest rates relating to our revolving credit borrowings and term loan would have less than $0.1 million unfavorable impact on our earnings and cash flows over a one-year period.

Item 8.	Financial Statements and Supplementary Data.

The Company’s consolidated financial statements are included herein commencing on page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A(T).	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Company’s Chairwoman along with the Company’s Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Each fiscal quarter the Company carries out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chairwoman and Chief Executive Officer (“CEO”), along with the Company’s Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this evaluation, our management, with the participation of the CEO and CFO, concluded that, as of June 30, 2008, our internal controls over financial reporting were effective.

Changes in Internal Control over Financial Reporting

During the fiscal year ended June 30, 2008, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). A system of internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation and fair presentation of financial statements for external purposes in accordance with generally accepted accounting principles. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our Chairwoman and Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of June 30, 2008. Based on this assessment, management concluded that our internal control over financial reporting was effective as of June 30, 2008.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Item 9B.  Other Information

None

PART III

Item 10.	Directors and Executive Officers of the Registrant.

Information with respect to the executive officers of the Company is set forth in Part I of this Annual Report on Form 10-K.

Information called for by Item 10 is incorporated by reference to the information to be set forth under the heading “Election of Directors” in the Company’s definitive proxy statement relating to its 2008 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A (the “2008 Proxy Statement”).

Item 11.	Executive Compensation.

Information called for by Item 11 is incorporated by reference to the information to be set forth under the heading “Executive Compensation” in the Company’s 2008 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholders matters.

Information called for by Item 12 is incorporated by reference to the information to be set forth under the heading “Security Ownership of Certain Beneficial Owners and Management” in the Company’s 2008 Proxy Statement.

Information with respect to securities authorized for issuance under equity compensation plans is incorporated by reference to the information to be set forth under the heading “Compensation Program Components” in the Company’s 2008 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions.

Information called for by Item 13 is incorporated by reference to the information to be set forth under the headings “Executive Compensation” and “Certain Transactions” in the Company’s 2008 Proxy Statement.

Item 14.	Principal Accounting Fees and Services.

Information called for by Item 14 is incorporated by reference to the information to be set forth under the headings “Report of the Audit Committee” and “Auditors” in the Company’s 2008 Proxy Statement.

PART IV

Item 15.	Exhibits, Financial Statement Schedule

(a)	Financial Statements and Financial Statement Schedule: See List of Financial Statements and Financial Statement Schedule on page F-1.

(b)	Exhibits

3.1		Restated Certificate of Incorporation (the “Restated Certificate”) of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1, Registration No. 33-5954 (the “1986 Registration Statement”)).

3.2		Amendment dated November 18, 1987 to the Restated Certificate (incorporated by reference to Exhibit 3.11 of the Company’s Registration Statement on Form S-2, Registration No. 33-63317 (the “1995 Registration Statement”)).

3.3		Amendment dated November 15, 1995 to the Restated Certificate (incorporated by reference to Exhibit 3.12 of Amendment No. 1 to the 1995 Registration Statement).

3.4		Amendment dated December 9, 1998 to the Restated Certificate (incorporated by reference to Exhibit 3.13 of the Company’s Form 10-K for the year ended June 30, 1998 (the “1998 Form 10-K”)).

3.5		By-Laws of the Company, as amended (incorporated by reference to exhibit 3.1 of the Company’s Form 10-Q for the quarter ended December 31, 1987).

3.6		Amendment dated September 13, 1994 to the By-Laws (incorporated by reference to Exhibit 10.105 of the Company’s Form 10-Q for the quarter ended September 30, 1994).

†10	.77	1998 Stock Option Plan, as amended by Amendment No. 1 thereto including form of related stock option agreement (incorporated by reference to Exhibit A and Exhibit B of the Company’s Proxy Statement filed with the Commission on October 17, 2000).

10.81		Collective Bargaining Agreement between the Company and Amalgamated Workers Union, Local 88 effective as of September 24, 1999 (incorporated by reference to Exhibit 10.81 of the Company’s Form 10-K for the year ended June 30, 1999 (the “1999 Form 10-K”)).

10.82		Lease between the Company and Adler Realty Company, dated June 1, 1999 with respect to the Company’s executive offices and showroom at 530 Seventh Avenue, New York City (incorporated by reference to Exhibit 10.82 of the 1999 Form 10-K).

10.83		Lease between the Company and Kaufman Eighth Avenue Associates, dated September 11, 1999 with respect to the Company’s technical support facilities at 519 Eighth Avenue, New York City (incorporated by reference to Exhibit of the Company’s Form 10-K for the year ended June 30, 2000 (the “2000 Form 10-K”)).

10.90		Lease modification agreement between the Company and Hartz Mountain Industries, Inc., dated August 30, 1999 with respect to the Company’s distribution and office facilities in Secaucus, NJ. (incorporated by reference to Exhibit 10.90 of the Company’s Form 10-K for the year ended June 30, 2001 (the “2001 Form 10-K”)).

10.100		Financing Agreement between the Company and CIT/Commercial Services, Inc., as Agent, dated September 27, 2002. (incorporated by reference to Exhibit 10.100 of the 2002 Form 10-K).

10.101		Factoring Agreement between the Company and CIT/Commercial Services, Inc., dated September 27, 2002. (incorporated by reference to Exhibit 10.101 of the 2002 Form 10-K).

10.102		Joinder and Amendment No. 1 to Financing Agreement by and among the Company, S.L. Danielle and The CIT Group/Commercial Services, Inc., as agent, dated November 27, 2002. (incorporated by reference to Exhibit 10.102 of the Company’s Form 10-Q for the quarter ended December 31, 2002).

10.103	Amendment No. 1 to Factoring Agreement between the Company and The CIT Group/
Commercial Services, Inc., dated November 27, 2002. (incorporated by reference to Exhibit 10.103 of the Company’s Form 10-Q for the quarter ended December 31, 2002).

10.104	Factoring Agreement between S.L. Danielle and The CIT Group/Commercial Services, Inc., dated November 27, 2002. (incorporated by reference to Exhibit 10.104 of the Company’s Form 10-Q for the quarter ended December 31, 2002).

10.105	Asset Purchase Agreement between S.L. Danielle and S.L. Danielle, Inc., dated November 27, 2002. (incorporated by reference to Exhibit 10.105 of the Company’s Form 10-Q for the quarter ended December 31, 2002).

10.106	Joinder and Amendment No. 2 to Financing Agreement by and among the Company, S.L. Danielle, Cynthia Steffe Acquisition, LLC and The CIT Group/Commercial Services, Inc., as agent, dated January 30, 2004. (incorporated by reference to Exhibit 10.106 of the Company’s Form 10-Q for the quarter ended December 31, 2003).

10.107	Amendment No. 2 to Factoring Agreement between the Company and The CIT Group/Commercial Services, Inc., dated January 30, 2004. (incorporated by reference to Exhibit 10.107 of the Company’s Form 10-Q for the quarter ended December 31, 2003).

10.108	Amendment No. 1 to Factoring Agreement between S.L. Danielle and The CIT Group/Commercial Services, Inc., dated January 30, 2004. (incorporated by reference to Exhibit 10.108 of the Company’s Form 10-Q for the quarter ended December 31, 2003).

10.109	Factoring Agreement between Cynthia Steffe Acquisition, LLC and The CIT Group/Commercial Services, Inc., dated January 15, 2004. (incorporated by reference to Exhibit 10.109 of the Company’s Form 10-Q for the quarter ended December 31, 2003).

10.112	Notice of Defactoring among Bernard Chaus, Inc., S.L. Danielle Acquisition, LLC and the CIT Group/Commercial Services, Inc., dated March 31, 2004. (incorporated by reference to Exhibit 10.112 of the Company’s Form 10-Q for the quarter ended March 31, 2004).

10.113	Amendment No. 1 to Factoring Agreement between Cynthia Steffe Acquisition LLC and the CIT Group/Commercial Services, Inc., dated April 1, 2004. (incorporated by reference to Exhibit 10.113 of the Company’s Form 10-Q for the quarter ended March 31, 2004).

10.114	Amendment No. 3 to Financing Agreement among the Company, S.L. Danielle, Cynthia Steffe Acquisition, LLC and the CIT Group/Commercial Services, Inc. as agent, dated September 15, 2004 (incorporated by reference to Exhibit 10.114 of the 2004 Form 10-K).

10.117	Amendment No. 4 to Financing Agreement among the Company, S.L. Danielle, Cynthia Steffe Acquisition, LLC and the CIT Group/Commercial Services, Inc. as agent, dated November 11, 2004. (incorporated by reference to Exhibit 10.117 of the Company’s form 10-Q the quarter ended December 31, 2004).

10.118	Amendment No. 2 to Factoring Agreement between Cynthia Steffe Acquisition LLC and the CIT Group/Commercial Services, Inc., dated November 11, 2004. (incorporated by reference to Exhibit 10.118 of the Company’s form 10-Q the quarter ended December 31, 2004).

10.119	Amendment No. 5 to Financing Agreement among the Company, S.L. Danielle, Cynthia Steffe Acquisition, LLC and the CIT Group/Commercial Services, Inc. dated May 12, 2005. (incorporated by reference to Exhibit 10.119 of the 2005 Form 10-K).

10.120	Stock Purchase Agreement between Bernard Chaus, Inc. and Kenneth Cole Productions, Inc. dated June 13, 2005. (incorporated by reference to Exhibit 10.120 of the 2005 Form 10-K).

10.121	License Agreement between Kenneth Cole Productions (LIC), Inc. and Bernard Chaus, Inc. dated June 13, 2005 (filed in redacted form since confidential treatment was requested pursuant to Rule 24b-2 for certain portions thereof). (incorporated by reference to Exhibit 10.121 of the 2005 Form 10-K).

10.122	Amendment No. 6 to Financing Agreement among the Company, S.L. Danielle, Cynthia Steffe Acquisition, LLC and the CIT Group/Commercial Services, Inc. dated September 15, 2005. (incorporated by reference to Exhibit 10.122 of the 2005 Form 10-K).

10.123		Amendment No. 7 to Financing Agreement among the Company, S.L. Danielle, Cynthia Steffe Acquisition, LLC and the CIT Group/Commercial Services, Inc. dated May 8, 2006. (incorporated by reference to Exhibit 10.123 of the 2006 Form 10-K).

10.124		Amendment No. 8 to Financing Agreement among the Company, S.L. Danielle, Cynthia Steffe Acquisition, LLC and the CIT Group/Commercial Services, Inc. dated September 21, 2006. (incorporated by reference to Exhibit 10.124 of the 2006 Form 10-K).

10.125		Amendment No. 9 to Financing Agreement among the Company, S.L. Danielle, Cynthia Steffe Acquisition, LLC and the CIT Group/Commercial Services, Inc. dated August 31, 2007. (incorporated by reference to Exhibit 10.125 of the 2007 Form 10-K).

10.126		Amendment No. 1 License Agreement between Kenneth Cole Productions (LIC), Inc. and Bernard Chaus, Inc. dated September 26, 2007 (filed in redacted form since confidential treatment was requested pursuant to Rule 24b-2 for certain portions thereof). (incorporated by reference to Exhibit 10.126 of the 2007 Form 10-K).

10.127		Amendment No. 10 to Financing Agreement among the Company, S.L. Danielle, Cynthia Steffe Acquisition, LLC and the CIT Group/Commercial Services, Inc. dated January 31, 2008. (incorporated by reference to Exhibit 10.127 of the Company’s form 10-Q the quarter ended December 31, 2007).

10.128		Amendment 2 to License Agreement between Kenneth Cole Productions (LIC), Inc. and Bernard Chaus, Inc. dated December 31, 2007 (filed in redacted form since confidential treatment was requested pursuant to Rule 24b-2 for certain portions thereof). (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on January 16, 2008).

*10	.129	Amendment No. 11 to Financing Agreement among the Company, S.L. Danielle, Cynthia Steffe Acquisition, LLC and the CIT Group/Commercial Services, Inc. dated September 02, 2008. (incorporated by reference to Exhibit 10.129 of the 2008 Form 10-K).

*10	.130	Financing Agreement between the Company and CIT/Commercial Services, Inc., as Agent, dated September 18, 2008. (incorporated by reference to Exhibit 10.130 of the 2008 Form 10-K).

*10	.131	Factoring Agreement between the Company and CIT/Commercial Services, Inc., dated September 18, 2008. (filed in redacted form since confidential treatment was requested pursuant to Rule 24b-2 for certain portions there of) (incorporated by reference to Exhibit 10.131 of the 2008 Form 10-K).

*21		List of Subsidiaries of the Company.

*23	.1	Consent of Mahoney Cohen & Company, CPA,P.C., Independent Registered Public Accounting Firm.

*31	.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Josephine Chaus.

*31	.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Barton Heminover.

*32	.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Josephine Chaus.

*32	.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Barton Heminover.

†	Management agreement or compensatory plan or arrangement required to be filed as an exhibit.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BERNARD CHAUS, INC.

By:	/s/ Josephine Chaus
Josephine Chaus
Chairwoman of the Board and
Chief Executive Officer

Date: September 19, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Josephine Chaus Josephine Chaus	Chairwoman of the Board and Chief Executive Officer	September 19, 2008

/s/ David Stiffman David Stiffman	Chief Operating Officer	September 19, 2008

/s/ Barton Heminover Barton Heminover	Chief Financial Officer	September 19, 2008

/s/ Philip G. Barach Philip G. Barach	Director	September 19, 2008

/s/ Harvey M. Krueger Harvey M. Krueger	Director	September 19, 2008

BERNARD CHAUS, INC. AND SUBSIDIARIES

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

The following consolidated financial statements of Bernard Chaus, Inc. and subsidiaries are included in Item 8:

Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets – June 30, 2008 and 2007	F-3
Consolidated Statements of Operations – Years Ended June 30, 2008, 2007 and 2006	F-4
Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) – Years Ended June 30, 2008, 2007 and 2006	F-5
Consolidated Statements of Cash Flows – Years Ended June 30, 2008, 2007 and 2006	F-6
Notes to Consolidated Financial Statements	F-7
The following consolidated financial statement schedule of Bernard Chaus, Inc. and subsidiaries is included in Item 15:
Schedule II – Valuation and Qualifying Accounts	S-1
EX-10.129: AMENDMENT NO. 11 TO FINANCING AGREEMENT
EX-10.130: FINANCING AGREEMENT
EX-10.131: FACTORING AGREEMENT
EX-21 : SUBSIDIARIES
EX-23.1: CONSENT OF MAHONEY COHEN & COMPANY
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32.1: CERTIFICATION
EX-32.2: CERTIFICATION

The other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Bernard Chaus, Inc.
New York, New York

We have audited the accompanying consolidated balance sheets of Bernard Chaus, Inc. and subsidiaries as of June 30, 2008 and 2007 and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss) and cash flows for each of the three years in the period ended June 30, 2008. Our audits also included the financial statement schedule listed in the Index at item 15 for each of the three years in the period ended June 30, 2008. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Bernard Chaus, Inc. and subsidiaries at June 30, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2008 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/S/ Mahoney Cohen & Company, CPA, P.C.

New York, New York
September 18, 2008

BERNARD CHAUS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except number of shares and per share amounts)

	June 30,	June 30,
	2008	2007

Assets
Current Assets
Cash and cash equivalents	$61	$3,377
Accounts receivable – net	13,350	16,605
Accounts receivable – due from factor	839	1,638
Inventories – net	7,482	8,876
Prepaid expenses and other current assets	596	462

Total current assets	22,328	30,958
Fixed assets – net	2,053	2,960
Other assets – net	112	316
Trademarks	1,000	1,000
Goodwill	2,257	2,257

Total assets	$27,750	$37,491

Liabilities and Stockholders’ Equity
Current Liabilities
Revolving credit borrowings	$4,798	$—
Accounts payable	6,844	10,012
Accrued expenses	2,585	4,582
Term loan – current	2,225	1,700

Total current liabilities	16,452	16,294
Term loan	—	2,225
Long term liabilities	386	347
Deferred income taxes	462	373

Total liabilities	17,300	19,239
Commitments and Contingencies (Notes 6, 7, and 9)

Stockholders’ Equity
Preferred stock, $.01 par value, authorized shares – 1,000,000; issued and outstanding shares – none	—	—
Common stock, $.01 par value, authorized shares – 50,000,000; issued shares – 37,543,643 at June 30,2008 and 37,443,643 at June 30,2007	375	374
Additional paid-in capital	133,373	133,331
Deficit	(121,217)	(113,539)
Accumulated other comprehensive loss	(601)	(434)
Less: Treasury stock at cost – 62,270 shares at June 30, 2008 and 2007	(1,480)	(1,480)

Total stockholders’ equity	10,450	18,252

Total liabilities and stockholders’ equity	$27,750	$37,491

See accompanying notes to consolidated financial statements.

BERNARD CHAUS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except number of shares and per share amounts)

	Fiscal Year Ended June 30,
	2008	2007	2006

Net revenue	$118,028	$146,772	$136,827
Cost of goods sold	85,893	104,076	99,697

Gross profit	32,135	42,696	37,130
Selling, general and administrative expenses	38,798	41,023	40,867

Income (loss) from operations	(6,663)	1,673	(3,737)
Interest expense	921	1,076	914

Income (loss) before income tax provision	(7,584)	597	(4,651)
Income tax provision	94	75	223

Net income (loss)	$(7,678)	$522	$(4,874)

Basic earnings (loss) per share	$(0.21)	$0.01	$(0.13)

Diluted earnings (loss) per share	$(0.21)	$0.01	$(0.13)

Weighted average number of common shares outstanding – basic	37,429,000	37,479,000	37,017,000

Weighted average number of common and common equivalent shares outstanding – diluted	37,429,000	37,930,000	37,017,000

See accompanying notes to consolidated financial statements.

BERNARD CHAUS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except number of shares)

	Common Stock					Treasury Stock
									Accumulated
			Additional						Other
	Number		Paid-in			Number			Comprehensive
	of Shares	Amount	Capital	(Deficit)		of Shares	Amount		Loss	Total

Balance at July 1, 2005	36,004,359	$360	$132,621	(	$ 109,187)	62,270		($1,480)	($675)	$21,639
Issuance of common stock upon exercise of stock options	1,607,500	16	650		—	—		—	—	666
Repurchase and retirement of common stock	(21,774)	—	(21)		—	—		—	—	(21)
Stock option compensation expense	—	—	199		—	—		—	—	199
Net change in pension liability	—	—	—		—	—		—	214	214
Net loss	—	—	—		(4,874)	—		—	—	(4,874)

Comprehensive loss										(4,660)

Balance at June 30, 2006	37,590,085	376	133,449		(114,061)	62,270		(1,480)	(461)	17,823
Issuance of common stock upon exercise of stock options	41,248	—	24		—	—		—	—	24
Repurchase and retirement of common stock	(187,690)	(2)	(192)		—	—		—	—	(194)
Stock option compensation expense	—	—	50		—	—		—	—	50
Net change in pension liability	—	—	—		—	—		—	27	27
Net income	—	—	—		522	—		—	—	522

Comprehensive income										549

Balance at June 30, 2007	37,443,643	374	133,331		(113,539)	62,270		(1,480)	(434)	18,252
Issuance of restricted common stock	100,000	1	—		—	—		—	—	1
Stock option compensation expense	—	—	42		—	—		—	—	42
Net change in pension liability	—	—	—		—	—		—	(167)	(167)
Net loss	—	—	—		(7,678)	—		—	—	(7,678)

Comprehensive loss										(7,845)

Balance at June 30, 2008	37,543,643	$375	$133,373	(	$ 121,217)	62,270	(	$ 1,480)	($601)	$10,450

See accompanying notes to consolidated financial statements.

BERNARD CHAUS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended June 30,
	2008	2007	2006

Operating Activities
Net income (loss)	$(7,678)	$522	$(4,874)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,272	1,300	1,213
Stock compensation expense	42	50	199
Deferred income taxes	89	91	103
Changes in operating assets and liabilities:
Accounts receivable	3,255	5,259	(5,533)
Accounts receivable due from factor	799	(248)	299
Inventories	1,394	263	1,528
Prepaid expenses and other assets	56	172	227
Accounts payable	(3,168)	708	(175)
Accrued expenses and long term liabilities	(2,124)	455	(961)

Net Cash Provided By (Used In) Operating Activities	(6,063)	8,572	(7,974)

Investing Activities
Purchases of fixed assets	(351)	(1,066)	(962)

Net Cash Used In Investing Activities	(351)	(1,066)	(962)

Financing Activities
Net proceeds (repayments)from revolving credit borrowings	4,798	(2,379)	2,379
Principal payments on term loan	(1,700)	(1,700)	(1,700)
Repurchases and retirement of Common Stock	—	(194)	(21)
Net proceeds from issuance of stock	—	24	666

Net Cash Provided By (Used In) Financing Activities	3,098	(4,249)	1,324

Increase (Decrease) in Cash and Cash Equivalents	(3,316)	3,257	(7,612)
Cash and Cash Equivalents, Beginning of Year	3,377	120	7,732

Cash and Cash Equivalents, End of Year	$61	$3,377	$120

Supplemental Disclosure of Cash Flow Information:
Cash paid for:
Taxes	$55	$40	$74

Interest	$881	$1,017	$839

Non Cash Transaction:

On January 9, 2008 the Company issued 100,000 shares of restricted stock.

See accompanying notes to consolidated financial statements.

BERNARD CHAUS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2008, 2007 AND 2006

1.	Business

Bernard Chaus, Inc. (the “Company” or “Chaus”) designs, arranges for the manufacture of and markets an extensive range of women’s career and casual sportswear principally under the JOSEPHINE CHAUS® JOSEPHINE®, CHAUS®, CYNTHIA STEFFE®, and CYNTHIA CYNTHIA STEFFE® trademarks and under private label brand names. The Company’s products are sold nationwide through department store chains, specialty retailers, discount stores, wholesale clubs and other retail outlets. The Company’s CHAUS product lines sold through the department store channels are in the opening price points of the “better” category. The Company’s CYNTHIA STEFFE product lines are an upscale contemporary women’s apparel line sold through department stores and specialty stores. The Company’s private label product lines are sold to various customers according to their specifications. The Company also has a license agreement with Kenneth Cole Productions, Inc. to manufacture and sell women’s sportswear under various labels. The Company began initial shipments of these licensed products in December 2005 primarily to department stores. These products offer high-quality fabrications and styling at “better” price points. As used herein, fiscal 2008 refers to the fiscal year ended June 30, 2008, fiscal 2007 refers to the fiscal year ended June 30, 2007 and fiscal 2006 refers to the fiscal year ended June 30, 2006.

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

Shipping and Handling:

Shipping and handling costs are included as a component of selling, general and administrative expenses in the consolidated statements of operations. In fiscal year 2008, 2007 and 2006 shipping and handling costs approximated $3.2 million, $3.8 million and $3.2 million, respectively. Effective September 1, 2005 the Company began utilizing third party distribution providers to reduce its overall distribution expenses by reducing its payroll and lease expenses formerly associated with the Company’s warehouse and distribution facility. Shipping and handling costs charged to customers is recorded as a component of net revenue. For all periods presented shipping and handling costs charged to customers was less than $0.2 million.

Cooperative Advertising:

Cooperative advertising allowances are recorded in selling, general and administrative expenses in the period in which the costs are incurred. Cooperative advertising expenses in fiscal years ended June 30, 2008 and June 2007 were approximately $1.0 million, and in fiscal year ended June 30, 2006 were approximately $0.7 million.

Credit Terms:

The Company extends credit to its customers based on an evaluation of the customer’s financial condition and credit history, except for customers of the Company’s wholly owned subsidiary, Cynthia Steffe Acquisition, LLC (“CS Acquisition”). CS Acquisition has a Factoring Agreement with The CIT Group/Commercial Services, Inc. (“CIT”) pursuant to which the Company receives payment from CIT as of the earlier of: a) the date that CIT has been paid by the Company’s customers; b) the date of the customer’s longest maturity if the customer is in a bankruptcy or insolvency proceeding or c) the last day of the third month following the customer’s longest maturity date if the receivable remains unpaid. CIT assumes only the risk of the Company’s customers’ insolvency or non-payment. All other receivable risks for customer deductions that reduce the customer receivable balances are retained by the Company, including, but not limited to, allowable customer markdowns, operational chargebacks, disputes, discounts, and returns.

At June 30, 2008 and 2007 approximately 94% and 91%, respectively, of the Company’s accounts receivable was non- factored. At June 30, 2008 and 2007, approximately 59% and 67%, respectively, of the Company’s accounts receivable were due from customers owned by three single corporate entities. During fiscal 2008, approximately 53% of the Company’s net revenue was from three corporate entities – Sam’s Club 22%, Dillard’s Department Stores 17% and TJX Companies 14%. During fiscal 2007 approximately 58% of the Company’s net revenue was from three corporate entities – Sam’s Club 23%, Dillard’s Department Stores 22%, and TJX Companies 13%. During fiscal 2006 approximately 54% of the Company’s net revenue was from three corporate entities – Dillards Department Stores 23%, Sam’s Club 22% and TJX Companies 9% As a result of the Company’s dependence on its major customers, such customers may have the ability to influence the Company’s business decisions. The loss of or significant decrease in business from any of its major customers could have a material adverse effect on the Company’s financial position and results of operations.

Accounts Receivable:

Accounts Receivable is net of allowances and anticipated discounts. An allowance for doubtful accounts is determined through analysis of the aging of accounts receivable at the date of the financial statements, assessments of collectibility based on historical trends and an evaluation of the impact of economic conditions. This amount is not significant primarily due to the Company’s history of minimal bad debts. An allowance for discounts is based on those discounts relating to open invoices where trade discounts have been extended to customers. Costs associated with potential returns of products as well as allowable customer markdowns and operational charge backs, net of expected recoveries, are included as a reduction to net revenue and are part of the provision for allowances included in Accounts Receivable. These provisions result from seasonal negotiations as well as historic deduction trends, net expected recoveries and the evaluation of current market conditions. As of June 30, 2008 and June 30, 2007, Accounts Receivable was net of allowances of $2.9 million and $2.8 million, respectively.

Effective September 18, 2008, The Company has entered into a new factoring agreement whereby substantially all of its receivables will be factored (See Note 6).

Inventories:

Inventories are stated at the lower of cost or market, cost being determined on the first-in, first-out method. The majority of the Company’s inventory purchases are shipped FOB shipping point from the Company’s suppliers. The Company takes title and assumes the risk of loss when the merchandise is received at the boat or airplane overseas. The Company records inventory at the point of such receipt at the boat or airplane overseas. Reserves for slow moving and aged merchandise are provided to write-down inventory costs to net realizable value based on historical experience and current product demand. Inventory reserves were $0.7 million at June 30, 2008 and $0.8 million at June 30, 2007. Inventory reserves are based upon the level of excess and aged inventory and the Company’s estimated recoveries on the sale of the inventory. While markdowns have been within expectations and the provisions established, the Company cannot guarantee that it will continue to experience the same level of markdowns as in the past.

Cost of goods sold:

Cost of goods sold includes the costs incurred to acquire and produce inventory for sale, including product costs, freight-in, duty costs, commission cost and provisions for inventory losses. During fiscal 2008, the Company purchased approximately 74% of its finished goods from its ten largest manufacturers, including approximately 24% of its purchases from its largest manufacturer. The Company believes that the number and geographical diversity of its manufacturing sources minimize the risk of adverse consequences that would result from termination of its relationship with any of its larger manufacturers. The Company also believes that it would have the ability to develop, over a reasonable period of time, adequate alternate manufacturing sources should any of its existing arrangements terminate. However, should any substantial number of such manufacturers become unable or unwilling to continue to produce apparel for the Company or to meet their delivery schedules, or if the Company’s present relationships with such manufacturers were otherwise materially adversely affected, there can be no assurance that the Company would find alternate manufacturers of finished goods on satisfactory terms to permit the Company to meet its commitments to its customers on a timely basis. In such event, the Company’s operations could be materially disrupted, especially over the short-term.

Cash and Cash Equivalents:

All highly liquid investments with an original maturity of three months or less at the date of purchase are classified as cash equivalents.

Goodwill and Trademarks:

Goodwill represents the excess of purchase price over the fair value of net assets acquired in business combinations accounted for under the purchase method of accounting. Goodwill relates to the acquisition of S.L. Danielle, Inc. (“SL Danielle”) and certain assets of Cynthia Steffe division of LF Brands Marketing, Inc. (“Cynthia Steffe”). Trademarks relate to the Cynthia Steffe trademarks and were determined to have an indefinite life. Pursuant to the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” the Company does not amortize assets with indefinite lives and conducts impairment testing annually in the fourth quarter of each fiscal year, or sooner if events and changes in circumstances suggest that the carrying amount may not be recoverable from its estimated future cash flows. No impairment charges related to goodwill and trademarks have been recorded for the fiscal years ended June 30, 2008, 2007, and 2006.

Long-Lived Assets:

The Company reviews certain long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. In that regard, the Company assesses the recoverability of such assets based upon estimated undiscounted cash flow forecasts. While the Company believes that its estimates of future cash flows are reasonable, different assumptions regarding such cash flows could materially affect evaluations. To the extent these future projections or the Company’s strategies change, the conclusion regarding impairment may differ from the current estimates. No impairment charges related to long-lived assets have been recognized for fiscal years ended June 30, 2008, 2007 and 2006.

Income Taxes:

The Company accounts for income taxes under the asset and liability method in accordance with SFAS No. 109, Accounting for Income Taxes. Deferred income taxes reflect the future tax consequences of differences between the tax bases of assets and liabilities and their financial reporting amounts at year-end. The Company periodically reviews its historical and projected taxable income and considers available information and evidence to determine if it is more likely than not that a portion of the deferred tax assets will be realized. A valuation allowance is established to reduce the deferred tax assets to the amount that is more likely than not to be realized. As of June 30, 2008 and 2007, based upon its evaluation, of the Company’s historical and projected results of operations, the current business environment and the magnitude of the NOL, the Company recorded a full valuation allowance on its deferred tax assets. See Note 5. If the Company determines that it is more likely than not that a portion of the deferred tax assets will be realized in the future, that portion of the valuation allowance will be reduced and the Company will provide for an income tax benefit in its Statement of Operations at its estimated effective tax rate.

Stock-based Compensation:

The Company has a Stock Option Plan and accounts for the plan under SFAS No. 123 (revised 2004), “Share Based Payment” (“SFAS No. 123R”) which requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements.

The following assumptions were used in the Black Scholes option pricing model that was utilized to determine stock-based employee compensation expense under the fair value based method:

	For the Year Ended
	June 30,	June 30,	June 30,
	2008	2007	2006

Weighted average fair value of stock options granted	$0.79	$0.92	$0.90
Risk-free interest rate	5.03%	5.15%	3.97%
Expected dividend yield	0%	0%	0%
Expected life of options	10.0 years	10.0 years	10.0 years
Expected volatility	131%	170%	86%

Earnings Per Share:

Basic earnings (loss) per share has been computed by dividing the applicable net income (loss) by the weighted average number of common shares outstanding. Diluted earnings per share has been computed for the year end June 30, 2007 by dividing the applicable net income by the weighted average number of common shares outstanding and common share equivalents. Potentially dilutive shares of 111,342 and 556,883 were not included in the calculation of diluted loss per share for the years ended June 30, 2008 and 2006 respectively, as their inclusion would have been antidilutive.

	For the Year Ended
	June 30,	June 30,	June 30,
	2008	2007	2006

Denominator for earnings(loss) per share (in millions):
Denominator for basic earnings (loss) per share weighted-average shares outstanding	37.4	37.5	37.0
Assumed exercise of potential common shares	—	.4	—

Denominator for diluted earnings (loss) per share	37.4	37.9	37.0

Advertising Expense:

Advertising costs are expensed when incurred. Advertising expenses including co-op advertising of $1.8 million, $2.3 million and $1.6 million, were included in selling, general and administrative expenses for the years ended June 30, 2008, 2007 and 2006 respectively.

Fixed Assets:

Furniture and equipment are depreciated using the straight-line method over a range of three to eight years. Leasehold improvements are amortized using the straight-line method over either the term of the lease or the estimated useful life of the improvement, whichever period is shorter. Computer hardware and software is depreciated using the straight-line method over three to five years.

Other Assets:

Other assets primarily consist of security deposits for real estate leases and deferred financing costs, which are being amortized over the life of the former finance agreement (See Note 6).

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

Deferred Rent Obligations:

The Company accounts for rent expense under noncancelable operating leases with scheduled rent increases on a straight-line basis over the lease term. The excess of straight-line rent expense over scheduled payment amounts is recorded as a deferred liability included in long-term liabilities. Deferred rent obligations amounted to $0.3 million at June 30, 2008 and $0.4 million at June 30, 2007.

Other Comprehensive Income (Loss):

Other comprehensive income (loss) is reflected in the consolidated statements of stockholders’ equity and comprehensive income (loss). Other comprehensive income (loss) reflects adjustments for pension liabilities.

Segment Reporting:

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information requires enterprises to report certain information about products and services, activities in different geographic areas and reliance on major customers and to disclose certain segment information in their financial statements. The basis for determining an enterprise’s operating segments is the manner in which financial information is used internally by the enterprise’s chief operating decision maker. The Company has determined that it operates in one segment, women’s career and casual sportswear. In addition, less than 2% of total revenue is derived from customers outside the United States. Substantially all of the Company’s long-lived assets are located in the United States.

New Accounting Pronouncements:

In September 2006, the Financial Accounting Standard Board (“FASB”) issued SFAS 157 “Fair Value Measures” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This Statement is initially effective for financial statements issued for fiscal years beginning after November 15, 2007, (fiscal year 2009 for the Company) and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Positions (“FSP”) 157-1, which amends SFAS 157 to remove leasing transactions accounted for under SFAS 13, “Accounting for Leases” and FSP 157-2, which deferred the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis to fiscal years beginning after November 15, 2008 (fiscal year 2010 for the Company). The Company is currently assessing the impact of SFAS 157on its financial statements.

In February 2007, FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” (“SFAS 159”), which amends the accounting for assets and liabilities in financial statements in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. This statement does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. SFAS 159 is effective for the first fiscal year beginning after November 15, 2007 (fiscal year 2009 for the Company). The Company does not believe that it will have a material impact on its financial statements.

In December 2007, the FASB issued SFAS 160 “Noncontrolling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company does not have any noncontrolling interests in subsidiaries and believes that SFAS 160 will not have a material impact on its financial statements.

In December 2007, the FASB issued SFAS 141 (Revised 2007) “Business Combinations” (“SFAS 141R”). SFAS 141R establishes principles and requirements for the reporting entity in a business combination, including recognition and measurement in the financial statements of the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS 141R also establishes disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, and interim periods within those fiscal years.

In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 requires enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for, and how they affect an entity’s financial position, financial performance, and cash flows. The Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company’s adoption of SFAS 161 will not have a material impact on its financial Statements.

In May 2008, the FASB issued SFAS 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. SFAS 162 will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (PCAOB) amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The Company’s adoption of SFAS 162 will not have a material impact on its financial Statements.

In May 2008, the FASB issued SFAS 163, “Accounting for Financial Guarantee Insurance Contracts – an interpretation of FASB Statement No. 60 (“SFAS 163”). SFAS 163 requires recognition of an insurance claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years. Early application is not permitted. The Company’s adoption of SFAS 163 will not have a material impact on its financial Statements.

3.	Inventories — net

	June 30,	June 30,
	2008	2007
	(In thousands)

Raw materials	$172	$472
Work-in-process	29	39
Finished goods	7,281	8,365

Total	$7,482	$8,876

Inventories are stated at the lower of cost, using the first-in first-out (FIFO) method, or market. Included in inventories is merchandise in transit of approximately $3.8 million at June 30, 2008 and $5.5 million at June 30, 2007.

4.	Fixed Assets

	June 30,	June 30,
	2008	2007
	(In thousands)

Computer hardware and software	$4,376	$4,463
Furniture and equipment	2,236	2,090
Leasehold improvements	4,509	4,603

	11,121	11,156
Less: accumulated depreciation and amortization	9,068	8,196

	$2,053	$2,960

5.	Income Taxes

The following are the major components of the provision for income taxes (In thousands):

	Fiscal Year Ended June 30,
	2008	2007	2006

Current:
Federal	$0	$22	$28
State	5	(38)	92

	$5	$(16)	$120
Deferred:
Federal	$75	$75	$88
State	14	16	15

	$89	$91	$103

Total	$94	$75	$223

Significant components of the Company’s net deferred tax assets and deferred tax liabilities are as follows:

	June 30,	June 30,
	2008	2007
	(In thousands)

Deferred tax assets:
Net federal, state and local operating loss carryforwards	$42,900	$38,600
Costs capitalized to inventory for tax purposes	700	1,000
Inventory valuation	300	300
Excess of book over tax depreciation	1,200	1,500
Sales allowances not currently deductible	1,300	1,100
Reserves and other items not currently deductible	800	500

	47,200	43,000
Less: valuation allowance for deferred tax assets	(47,200)	(43,000)

Net deferred tax asset	$—	$—

	June 30,	June 30,
	2008	2007
	(In thousands)

Deferred tax liability:
Deferred tax liability related to indefinite lived intangibles	$(462)	$(373)

The Company accounts for income taxes under the asset and liability method in accordance with SFAS No. 109, Accounting for Income Taxes. Deferred income taxes reflect the future tax consequences of differences between the tax bases of assets and liabilities and their financial reporting amounts at year-end. The Company periodically reviews its historical and projected taxable income and considers available information and evidence to determine if it is more likely than not that a portion of the deferred tax assets will be realized. A valuation allowance is established to reduce the deferred tax assets to the amount that is more likely than not to be realized. As of June 30, 2008 and 2007, based upon its evaluation of historical and projected results of operation and the current business environment, the Company recorded a full valuation allowance on its deferred tax assets. In fiscal 2008, the valuation allowance was increased by $4.2 million to $47.2 million at June 30, 2008 from $43.0 million at June 30, 2007 to primarily reflect the net operating loss and to reflect changes in deferred tax assets. If the Company determines that it is more likely than not that a portion of the deferred tax assets will be realized in the future, that portion of the valuation allowance will be reduced and the Company will provide for an income tax benefit in its Statement of Operations at its effective tax rate.

The Company has provided a deferred tax liability in the amount of $462,000 as of June 30, 2008 on the temporary differences associated with its indefinite-lived intangibles. The Company’s indefinite lived intangibles are not amortized for book purposes. As the Company continues to amortize these intangible assets for tax purposes, it will provide a deferred tax liability on the temporary difference. The temporary difference will not reverse until such time as the assets are impaired or sold therefore the likelihood of being offset by the Company’s net operating loss carryforward is uncertain. There were no sales or impairments during the years ended June 30, 2008 and 2007.

At June 30, 2008, the Company has a federal net operating loss carryforward for income tax purposes of approximately $107.2 million, which will expire between fiscal 2009 and 2028. Approximately 75% of the Company’s net operating loss carryforward expires between 2009 and 2012. Approximately $0.7 million of the operating loss carryforwards relate to the exercise of nonqualified stock options.

In fiscal 2007, state and local taxes include approximately $74,000 of reimbursements from state taxing authorities for prior year refunds.

	Fiscal Year Ended June 30,
	2008	2007	2006
	(In thousands)

Expense (benefit) for federal income taxes at the statutory rate	$(2,611)	$209	$(1,645)
State and local taxes, net of federal benefit	4	(25)	29
Other	73	18	41
Effects of tax loss carryforwards	2,628	(127)	1,798

Provision for income taxes	$94	$75	$223

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of SFAS No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with Statement 109 and prescribes a recognition threshold and measurement attribute for the financial statement disclosure of tax positions taken, or expected to be taken, on a tax return. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

The Company adopted the provisions of FIN 48 on July 1, 2007, and the adoption did not have a material impact on the consolidated financial statements. The Company classifies any interest and penalty payments or accruals within operating expenses on the financial statements. There were no accruals of interest and penalties, nor were there any unrecognized tax benefits at the date of adoption of FIN 48. The Internal Revenue Service has reviewed the Company’s income tax returns through the period ended June 30, 2003 and proposed no changes to the tax returns filed by the Company.

6.	Financing Agreements

On September 18, 2008, the Company amended its financing agreement with The CIT Group/Commercial Services, Inc. (“CIT”) with a three year agreement that expires in September 2011 (the “New Financing Agreement”) which replaces the former financing agreement (the “Former Financing Agreement”) discussed below. The New Financing Agreement provides the Company with a $30 million revolving line of credit (the “New Revolving Facility”), including a sub-limit in the amount of $12 million for issuance of letters of credit.

At the option of the Company, the New Revolving Facility may bear interest either at the JP Morgan Chase Bank Rate (“Prime Rate”) or the London Interbank Offered Rate (“LIBOR”).If the Company chooses the Prime Rate, the interest on the Revolving Facility accrues at a rate of 1/2 of 1% above the Prime Rate. If the Company chooses LIBOR, the interest on the Revolving Facility accrues at a rate of 3% above LIBOR.

The Company’s obligations under the New Financing Agreement are secured by a first priority lien on substantially all of the Company’s assets, including the Company’s accounts receivable, inventory, intangibles, equipment, and trademarks, and a pledge of the Company’s interest in its subsidiaries.

The New Financing Agreement contains numerous financial and operational covenants, including limitations on additional indebtedness, liens, dividends, stock repurchases and capital expenditures. In addition, the Company is required to maintain (i) specified levels of tangible net worth, (ii) minimum EBITDA (earnings before interest, taxes, depreciation and amortization), (iii) specified leverage ratios, and (iv) specified levels of minimum borrowing availability under the New Revolving Facility. In the event of the early termination by the Company of the New Financing Agreement, the Company will be liable for termination fees of (a) 2.0% of the revolving credit limit if the New Financing Agreement terminates on or before the end of the first year, (b) 1.0% of the revolving credit limit if the New Financing Agreement terminates on or before the end of the second year, (c) 0.50% of the revolving credit limit if the New Financing Agreement terminates any time thereafter. However, the early termination fee will be waived if terminated 120 days from expiration date. The expiration of the New Financing Agreement is September 18, 2012.

Until September 18, 2008, the Company operated under the Former Financing Agreement with CIT which provided the Company with a $40 million revolving line of credit (the “Former Revolving Facility”), a $25 million sublimit for letters of credit, and a term loan (the “Term Loan”).

The Former Financing Agreement bore interest at (i) on the Former Revolving Facility, at a rate of 1/2 of 1% above the Prime Rate and (ii) on the Term Loan, at a rate of 1% above the Prime Rate. The interest rate as of June 30, 2008 on the Former Revolving Facility was 5.50% and on the Term Loan was 6.00%.

The Term loan was paid down in quarterly installments of $425,000 with a balloon payment of $1.8 million which would have been due on October 1, 2008. The New Financing Agreement assumed the obligation of the Term Loan. The Company’s obligations under the Former Financing Agreement were secured by the same assets of the New Financing Agreement.

The Former Financing Agreement contained numerous financial and operational covenants similar to the New Financing Agreement. On September 18, 2008, the Company and CIT agreed to amend the Former Financing Agreement to modify the financial covenants to be consistent with the Company’s year end results.

On June 30, 2008, the Company had $1.2 million of outstanding letters of credit under the Former Revolving Facility, total availability of approximately $11.0 million under the Former Financing Agreement, a balance of $2.2 million on the Term Loan and revolving credit borrowings of $4.8 million. On June 30, 2007, the Company had $4.1 million of outstanding letters of credit under the Former Revolving Facility, total availability of approximately $19.7 million under the Former Financing Agreement, a balance of $3.9 million on the Term Loan and no revolving credit borrowings.

Factoring Agreements

On September 18, 2008, the Company entered into a new factoring agreement (the “New Factoring Agreement”) with CIT. The New Factoring Agreement is a non-recourse factoring agreement which provides notification factoring on substantially all of the Company’s sales. The proceeds of the New Factoring Agreement are assigned to CIT as collateral for all indebtedness, liabilities and obligations due CIT under the New Financing Agreement. A factoring commission based on various rates are charged on the gross face amount of all accounts with minimum fees as defined in the agreement.

Until September 18, 2008, one of the Company’s subsidiaries, CS Acquisition had a factoring agreement with CIT which provided for a factoring commission based on various sales levels. Such agreement had an annual minimum factoring fee of $50,000 and the Company was obligated to pay to CIT a collateral management fee of $5,000 a month.

Future Financing Requirements

At June 30, 2008, the Company had working capital of $5.7 million as compared with working capital of $14.7 million at June 30, 2007. The Company’s business plan requires the availability of sufficient cash flow and borrowing capacity to finance its product lines and to meet its cash needs for the support of the Kenneth Cole product lines. The Company expects to satisfy such requirements through cash on hand, cash flow from operations and borrowings under its New Financing Agreements. The Company believes that it has adequate resources to meet its needs for the foreseeable future assuming that it meets its business plan and satisfies the covenants set forth in the New Financing Agreement.

7.	Employee Benefit Plans

Pension Plan:

Pursuant to a collective bargaining agreement, the Company’s union employees are eligible to participate in the Company’s defined benefit pension plan after completion of one year of eligible service. Pension benefits are based on the number of years of service times a predetermined factor. Effective June 30, 2007, the Company has adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Post Retirement Plans, an Amendment of FASB No. 87,106 and 132(R) (“SFAS 158”). SFAS 158 requires employers to recognize the over or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The adoption of this statement did not have an effect on the Company’s financial statements. The Company uses June 30, 2008 as its measurement date for the pension plan.

Pension expense amounted to approximately $24,000, $45,000, and $76,000 in fiscal 2008, 2007, and 2006, respectively.

Obligations and Funded Status

The reconciliation of the benefit obligation and funded status of the pension plan as of June 30, 2008 and 2007 is as follows:

	2008	2007
	(in thousands)

Change in benefit obligation
Benefit obligation at beginning of year	$1,844	$1,704
Service cost	22	26
Interest cost	108	105
Change in assumption	—	55
Actuarial loss/(gain)	(10)	19
Benefits paid	(74)	(65)

Benefit obligation at end of year	$1,890	$1,844

Change in plan assets
Fair value of plan assets at beginning of year	$1,631	$1,347
Actual return on plan assets	(70)	187
Employer contributions	125	162
Benefits paid	(74)	(65)

Fair value of plan assets at end of year	$1,612	$1,631

Funded status	$(278)	$(213)
Unrecognized net actuarial loss	601	434

Net amount recognized	$323	$221

Amounts recognized in the statement of financial position consist of:
Accrued benefit cost	$(278)	$(213)
Accumulated other comprehensive loss	601	434

Net amount recognized	$323	$221

The total accrued benefit cost of $278,000 is included in long-term liabilities on the consolidated balance sheet as of June 30, 2008. Of the accrued benefit cost at June 30, 2007 $126,000 is in accrued expenses and $87,000 is in long-term liabilities. As of June 30, 2008, the amount in accumulated other comprehensive loss that has not yet been recognized as a component of net periodic benefit cost is comprised entirely of net actuarial losses. The amount of the net actuarial losses expected to be recognized as a component of net periodic benefit cost over the next fiscal year is approximately $45,000.

	June 30,	June 30,
(In thousands)	2008	2007

Projected and accumulated benefit obligation	$1,890	$1,844
Fair value of plan assets	$1,612	$1,631

	Fiscal Year
(In thousands)	2008	2007	2006

Components of Net Periodic Benefit Cost:
Service cost	$22	$26	$40
Interest cost	108	105	95
Expected return on plan assets	(132)	(115)	(104)
Amortization of accumulated unrecognized net loss	26	29	45

Net periodic benefit cost	$24	$45	$76

Additional Information

The adjustment to the funded status included in other comprehensive loss (income) was $167,000, ($27,000), and ($214,000) for the years ended June 30, 2008, 2007 and 2006, respectively.

Assumptions

Weighted average assumptions used to determine:

Net periodic benefit cost for the years ended June 30,	2008	2007	2006

Discount Rate	6.00%	6.25%	5.25%
Expected Long Term Rate of Return on plan assets	8.00%	8.25%	8.50%

Benefit Obligation at June 30,	2008	2007

Discount Rate	6.00%	6.00%
Expected Long Term Rate of Return on plan assets	7.75%	8.00%

The expected long-term rate of return on plan assets was determined based on long-term return analysis for equity, debt and other securities as well as historical returns. Long-term trends are evaluated relative to market factors such as inflation and interest rates.

Plan Assets

The Company’s pension plan weighted-average asset allocations at June 30, 2008 and 2007, by asset category are as follows:

	Plan Assets	Plan Assets
	at June 30	at June 30
Asset Category	2008	2007

Equity securities	52%	57%
Debt securities	27%	30%
Other	21%	13%

Total	100%	100%

The Company’s investment strategy for the pension plan is to invest in a diversified portfolio of assets managed by an outside portfolio manager. The Company’s goal is to provide for steady growth in the pension plan assets, exceeding the Company’s expected return on plan assets of 7.75%. The portfolio is balanced to maintain the Company’s targeted allocation percentage by type of investment. See table below. Investments are made by the portfolio manager based upon guidelines of the Company.

The parameters maintained by the portfolio manager are as follows:

Percentage of
Total Portfolio	Asset Category

5 – 15%	Cash and short term investments
25 – 35%	Long-term fixed income
50 – 65%	Common stock

Contributions

The Company expects to contribute $125,000 to the pension plan in fiscal 2009.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (In thousands):

Fiscal Year	Pension Benefits

2009	$83
2010	92
2011	96
2012	108
2013	118
2014 – 2018	694

Savings Plan:

The Company has a savings plan (the “Savings Plan”) under which eligible employees may contribute a percentage of their compensation and the Company (subject to certain limitations) contributes 10% of the employee’s contribution. The Company contributions are invested in investment funds selected by the participants and are subject to vesting provisions of the Savings Plan. The contribution to the Savings plan in fiscal 2008 and 2007 was funded by the plan’s forfeiture account and as a result the Company did not incur an expense. Expense under the Savings Plan was approximately $68,000 in fiscal 2006.

8.	Stock Based Compensation:

Stock Option Plan

The Company has a Stock Option Plan (the “Option Plan”). Pursuant to the Option Plan, the Company may grant to eligible individuals incentive stock options, as defined in the Internal Revenue Code of 1986, and non-incentive stock options. Generally, vesting periods range from two to five years with a maximum term of ten years. Under the Option Plan, 7,750,000 shares of Common Stock are reserved for issuance. The maximum number of Shares that any one Eligible Individual may be granted in respect of options may not exceed 4,000,000 shares of Common Stock. No stock options may be granted subsequent to October 29, 2007. The exercise price may not be less than 100% of the fair market value on the date of grant for incentive stock options.

Information regarding the Company’s stock options is summarized below:

	Stock Options
			Weighted
	Number	Exercise	Average
	of Shares	Price Range	Exercise Price

Outstanding at June 30, 2005	4,171,527	$.38 – $3.50	$.64
Options granted	30,000	$1.06	$1.06
Options exercised	(1,607,500)	$.38 – $.50	$.41
Options canceled	(65,000)	$.75 – $3.00	$1.07

Outstanding at June 30, 2006	2,529,027	$.50 – $3.50	$.77
Options granted	30,000	$ .92	$.92
Options exercised	(41,248)	$.50 – $.75	$.59
Options canceled	(899,000)	$.50 – $.94	$.90

Outstanding at June 30, 2007	1,618,779	$.50 – $3.50	$.71

Options granted	30,000	$.81	$.81
Options canceled	(571,967)	$.50 – $3.11	$.85

Outstanding at June 30, 2008	1,076,812	$.50 – $3.50	$.64

The following table summarizes information about the Company’s outstanding and exercisable stock options at June 30, 2008:

	Outstanding			Exercisable
		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
		Contractual	Exercise		Exercise
Range of Exercise Price	Shares	Life (Yrs.)	Price	Shares	Price

$0.50	709,312	3.11	$0.50	709,312	$0.50
$0.69	5,000	2.00	$0.69	5,000	$0.69
$0.75	202,500	4.16	$0.75	202,500	$0.75
$0.81	30,000	9.00	$0.81	—	—
$0.92	30,000	8.00	$0.92	7,500	$0.92
$0.95	30,000	6.00	$0.95	22,500	$0.95
$0.98	30,000	5.00	$0.98	30,000	$0.98
$1.06	30,000	7.00	$1.06	15,000	$1.06
$3.00	5,000	1.00	$3.00	5,000	$3.00
$3.50	5,000	—	$3.50	5,000	$3.50

	1,076,812	3.80	$0.64	1,001,812	$0.61

There were no options exercised during fiscal 2008. The total intrinsic value of options exercised during the years ended June 30, 2007 and 2006, was $22,000 and $666,000, respectively. The total fair value of shares vested during the years ended June 30, 2008, 2007, and 2006 was $28,000, $50,000, and $199,000, respectively. There was no aggregate intrinsic value of options outstanding or options currently exercisable at June 30, 2008.

A summary of the status of the Company’s nonvested shares as of June 30, 2008, and changes during the year ended June 30, 2008, is presented below:

		Weighted-Average
		Grant Date
Nonvested Shares:	Shares	Fair Value

Nonvested, July 1, 2007	75,000	$0.89
Granted	30,000	0.79
Vested	(30,000)	0.88

Nonvested, June 30, 2008	75,000	$0.85

All stock options are granted at fair market value of the Common Stock at grant date. The outstanding stock options have a weighted average contractual life of 3.80 years, 3.31 years and 5.48 years in 2008, 2007 and 2006, respectively. The number of stock options exercisable at June 30, 2008, 2007 and 2006 were 1,001,812, 1,543,779 and 1,969,027 respectively. As of June 30, 2008, there was $38,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Option Plan. That cost is expected to be recognized over a weighted-average period of 2.0 years.

Restricted Stock Inducement Plan

On November 15, 2007, the Board of Directors adopted the Bernard Chaus, Inc. 2007 Restricted Stock Inducement Plan (the “Plan”). As the Plan was an inducement plan, the shareholders of the Company did not approve, nor were they required to approve, the Plan. The Plan was intended to induce certain individuals to become employees of the Company by offering them a stake in the Company’s success. The maximum number of shares of the Company’s common stock that may be granted under the Plan is 100,000, which may consist of authorized and unissued shares or treasury shares. The number and kind of shares available under the Plan are subject to adjustment upon changes in capitalization of the Company affecting the shares. Whenever any outstanding award is forfeited, cancelled or terminated, the underlying shares will be available for future issuance, to the extent of the forfeiture, cancellation or termination. The Plan will remain in effect until the earlier of ten years from the date of its adoption by the Board or the date it is terminated by the Board. The Board has discretion to amend and/or terminate the Plan without the consent of participants, provided that no amendment may impair any rights previously granted to a participant under the Plan without such participant’s consent. On January 9, 2008, the Company granted to its Chief Operating Officer, 100,000 shares of restricted stock which vest in two annual installments of 50,000 shares. The Restricted stock was issued at the fair market value at date of grant. The fair market value of approximately $59,000 is being recognized over the two year vesting period. Stock compensation expense for the restricted shares was approximately $14,000 for the fiscal year ended June 30, 2008.

9.	Commitments, Contingencies and Other Matters

Lease Obligations:

The Company leases showroom, distribution and office facilities, and equipment under various noncancelable operating lease agreements which expire through fiscal 2014. Rental expense for the years ended June 30, 2008, 2007 and 2006 was approximately $1.8 million, $1.8 million and $2.3 million, respectively.

The minimum aggregate rental commitments at June 30, 2008 are as follows (in thousands):

Fiscal year ending:

2009	$2,003
2010	709
2011	416
2012	388
2013	349
Thereafter	113

$3,978

Letters of Credit:

The Company was contingently liable under letters of credit issued by banks to cover primarily contractual commitments for merchandise purchases of approximately $1.0 million and $3.9 million at June 30, 2008 and June 30, 2007, respectively. The Company also was contingently liable for stand by letters of credit issued by banks of approximately $0.2 million as June 30, 2008 and 2007.

Inventory purchase commitments:

The Company was contingently liable for contractual commitments for merchandise purchases of approximately $5.2 million and $7.9 million at June 30, 2008 and June 30, 2007, respectively. The contractual commitments for merchandise purchases include the letters of credits shown above.

Kenneth Cole License Agreement:

The Company entered into a license agreement with Kenneth Cole Productions (LIC) in June 2005 which was subsequently amended in September and December 2007. Under the license agreement the Company is required to achieve certain minimum sales levels, to pay specified royalties and advertising on net sales, to pay certain minimum royalties and advertising and to maintain a minimum net worth. The initial term of the license expires on June 30, 2012. The license agreement permits early termination by the Company or the Licensor under certain circumstances. The Company was also obligated to expend a total of $3.6 million (reduced by agreement between the Company and Kenneth Cole Productions, Inc. from $4.0 million), in the period ending December 31, 2008 to support the initial launch of the licensed products. The Company has recorded in the Statement of Operations an expense of approximately $1.0 million and

$0.6 million as of June 30, 2007 and June 30, 2006, respectively, related to the launch. In accordance with the amended license agreement the remaining launch fee obligation in the amount of $2.0 million has been eliminated.

The following table summarizes as of June 30, 2008, the Company’s Kenneth Cole License Agreement commitments by future period through June 30, 2012 assuming the license is in effect through the expiration date (in thousands):

Fiscal year ending:

2009	$1,565
2010	1,715
2011	1,398
2012	1,227

$5,905

Korean Office Closing:

The Company closed its Korean branch office in August 2007 and as a result, amounts became due to employees under Korean statutory severance laws of approximately $650,000 which had been accumulated and included in accrued expenses as of June 30, 2007. These amounts were paid in fiscal 2008.

Litigation:

The Company is involved in legal proceedings from time to time arising out of the ordinary conduct of its business. The Company believes that the outcome of these proceedings will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

10.	Unaudited Quarterly Results of Operations

Unaudited quarterly financial information for fiscal 2008 and fiscal 2007 is set forth in the table below:

	(In thousands, except per share amounts)
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Fiscal 2008
Net revenue	$35,546	$25,376	$32,686	$24,420
Gross profit	10,395	5,280	10,278	6,182
Net income (loss)	(354)	(4,389)	260	(3,195)
Basic earnings (loss) per share	(0.01)	(0.12)	0.01	(0.09)
Diluted earnings (loss) per share	(0.01)	(0.12)	0.01	(0.09)
Fiscal 2007
Net revenue	$39,509	$39,387	$38,243	$29,633
Gross profit	12,031	11,835	11,558	7,272
Net income (loss)	1,244	1,265	563	(2,550)
Basic earnings (loss) per share	0.03	0.03	0.02	(0.07)
Diluted earnings (loss) per share	0.03	0.03	0.01	(0.07)

The sum of the quarterly net earnings per share amounts may not equal the full-year amount since the computations of the weighted average number of common-equivalent shares outstanding for each quarter and the full year are made independently.

SCHEDULE II
BERNARD CHAUS, INC. & SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

		Additions
	Balance at	Charged to
	Beginning of	Costs and		Balance at
Description	Year	Expenses	Deductions	End of Year

Year ended June 30, 2008
Allowance for doubtful accounts	$60	$0	$35[1]	$25
Reserve for customer allowances and deductions	$2,785	$12,444	$12,313[2]	$2,916

Year ended June 30, 2007
Allowance for doubtful accounts	$137	$0	$77[1]	$60
Reserve for customer allowances and deductions	$2,516	$12,403	$12,134[2]	$2,785

Year ended June 30, 2006
Allowance for doubtful accounts	$150	$0	$13[1]	$137
Reserve for customer allowances and deductions	$1,675	$10,303	$9,462[2]	$2,516

1	Uncollectible accounts written off

2	Allowances charged to reserve and granted to customers

S-1