Form 10-Q
period 2008-09-30
CHAUS BERNARD INC
filed 2008-10-31
CIK 793983

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2008.
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes ☑ No ☐.
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Date	Class	Shares Outstanding
October 30, 2008	Common Stock, $0.01 par value	37,481,373

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
BERNARD CHAUS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except number of shares and per share amounts)

	September 30,	June 30,	September 30,
	2008	2008	2007
	(Unaudited)	( * )	(Unaudited)
Assets
Current Assets
Cash	$65	$61	$112
Accounts receivable — net	23,320	13,350	25,397
Accounts receivable — due from factor	885	839	1,766
Inventories — net	8,154	7,482	8,867
Prepaid expenses and other current assets	758	596	731

Total current assets	33,182	22,328	36,873
Fixed assets — net	1,865	2,053	2,654
Other assets	112	112	117
Trademarks	1,000	1,000	1,000
Goodwill	2,257	2,257	2,257

Total assets	$38,416	$27,750	$42,901

Liabilities and Stockholders’ Equity
Current Liabilities
Revolving credit borrowings	$16,078	$4,798	$9,458
Accounts payable	7,480	6,844	8,040
Accrued expenses	3,426	2,585	3,289
Term loan — current	—	2,225	1,700

Total current liabilities	26,984	16,452	22,487
Term loan	—	—	1,800
Long term liabilities	358	386	315
Deferred income taxes	484	462	396

Total liabilities	27,826	17,300	24,998
Stockholders’ Equity
Preferred stock, $.01 par value, authorized shares — 1,000,000; issued and outstanding shares— none	—	—	—
Common stock, $.01 par value, authorized shares — 50,000,000; issued shares — 37,543,643 at September 30, 2008 and June 30, 2008 and 37,443,643 at September 30, 2007	375	375	374
Additional paid-in capital	133,387	133,373	133,336
Deficit	(121,091)	(121,217)	(113,893)
Accumulated other comprehensive loss	(601)	(601)	(434)
Less: Treasury stock at cost — 62,270 shares at September 30 2008, June 30, 2008 and September 30, 2007	(1,480)	(1,480)	(1,480)

Total stockholders’ equity	10,590	10,450	17,903

Total liabilities and stockholders’ equity	$38,416	$27,750	$42,901

*	Derived from audited financial statements at June 30, 2008.
See accompanying notes to consolidated financial statements.

BERNARD CHAUS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except number of shares and per share amounts)

	For the Three Months Ended
	September 30,	September 30,
	2008	2007
	(Unaudited)	(Unaudited)
Net revenue	$33,898	$35,546
Cost of goods sold	23,930	25,151

Gross profit	9,968	10,395
Selling, general and administrative expenses	9,579	10,430

Income (loss)from operations	389	(35)

Interest expense, net	233	269

Income (loss) before income tax provision	156	(304)
Income tax provision	30	50

Net Income (loss)	$126	$(354)

Basic earnings (loss) per share	$0.00	$(0.01)

Diluted earnings (loss) per share	$0.00	$(0.01)

Weighted average number of common shares outstanding- basic	37,481,000	37,381,000

Weighted average number of common and common equivalent shares outstanding- diluted	37,481,000	37,381,000

See accompanying notes to consolidated financial statements.

BERNARD CHAUS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Three Months Ended
	September 30,	September 30,
	2008	2007
	(Unaudited)
Operating Activities
Net income (loss)	$126	$(354)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	295	331
Stock compensation expense	14	5
Deferred income taxes	22	23
Changes in operating assets and liabilities:
Accounts receivable	(9,970)	(8,792)
Accounts receivable due from factor	(46)	(128)
Inventories	(672)	9
Prepaid expenses and other current assets	(162)	(80)
Accounts payable	636	(1,972)
Accrued expenses and long term liabilities	813	(1,325)

Net Cash Used In Operating Activities	(8,944)	(12,283)

Investing Activities
Purchases of fixed assets	(107)	(15)

Cash Used In Investing Activities	(107)	(15)

Financing Activities
Net proceeds from revolving credit borrowings	9,480	9,458
Principal payments on term loan	(425)	(425)

Net Cash Provided By Financing Activities	9,055	9,033

Increase (decrease) in cash and cash equivalents	4	(3,265)
Cash and cash equivalents, beginning of period	61	3,377

Cash and cash equivalents, end of period	$65	$112

Supplemental Disclosure of Cash Flow Information:
Cash paid for:
Taxes	$17	$35

Interest	$211	$257

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
On September 18, 2008, in connection with the amended financing agreement (See Note 3), $1,800,000 of the term loan was assumed through the utilization of the Company’s revolving credit borrowings.
See accompanying notes to consolidated financial statements.

BERNARD CHAUS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Three Months Ended September 30, 2008 and September 30, 2007
     1. Business and Summary of Significant Accounting Policies
Business:
          Bernard Chaus, Inc. (the “Company” or “Chaus”) designs, arranges for the manufacture of and markets an extensive range of women’s career and casual sportswear principally under the JOSEPHINE CHAUS®, JOSEPHINE®, CHAUS®, CYNTHIA STEFFE®, and CYNTHIA CYNTHIA STEFFE® trademarks and under private label brand names. The Company’s products are sold nationwide through department store chains, specialty retailers, discount stores, wholesale clubs and other retail outlets. The Company’s CHAUS product lines sold through the department store channels are in the opening price points of the “better” category. The Company’s CYNTHIA STEFFE product lines are upscale contemporary women’s apparel lines sold through department stores and specialty stores. The Company’s private label product lines are sold to various customers according to their specifications. The Company also has a license agreement with Kenneth Cole Productions, Inc. to manufacture and sell women’s sportswear under various labels. The Company began initial shipments of these licensed products in December 2005 primarily to department stores. These products offer high-quality fabrications and styling at “better” price points. As used herein, fiscal 2009 refers to the fiscal year ended June 30, 2009 and fiscal 2008 refers to the fiscal year ended June 30, 2008.
Basis of Presentation:
          The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending June 30, 2009 (“fiscal 2009”) or any other period. The balance sheet at June 30, 2008 has been derived from the audited financial statements at that date. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2008.
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

BERNARD CHAUS, INC. AND SUBSIDIARIES
Revenue Recognition:
          The Company recognizes sales upon shipment of products to customers since title and risk of loss pass upon shipment. Provisions for estimated uncollectible accounts, discounts and returns and allowances are provided when sales are recorded based upon historical experience and current trends. While such amounts have been within expectations and the provisions established, the Company cannot guarantee that it will continue to experience the same rates as in the past.
Credit Terms:
          The Company extends credit to its customers based on an evaluation of the customer’s financial condition and credit history, except for customers of the Company’s wholly owned subsidiary, Cynthia Steffe Acquisition, LLC (“CS Acquisition”). CS Acquisition has a Factoring Agreement with The CIT Group/Commercial Services, Inc. (“CIT”) pursuant to which the Company receives payment from CIT as of the earlier of: a) the date that CIT has been paid by the Company’s customers; b) the date of the customer’s longest maturity if the customer is in a bankruptcy or insolvency proceeding or c) the last day of the third month following the customer’s longest maturity date if the receivable remains unpaid. CIT assumes only the risk of the Company’s customers’ insolvency or non-payment. All other receivable risks for customer deductions that reduce the customer receivable balances are retained by the Company, including, but not limited to, allowable customer markdowns, operational chargebacks, disputes, discounts, and returns. As of September 30, 2008 approximately 96% of the Company’s accounts receivable was non-factored.
Accounts Receivable:
          Accounts Receivable are net of allowances and anticipated discounts. An allowance for doubtful accounts is determined through analysis of the aging of accounts receivable at the date of the financial statements, assessments of collectibility based on historical trends and an evaluation of the impact of economic conditions. This amount is not significant primarily due to the Company’s history of minimal bad debts. An allowance for discounts is based on those discounts relating to open invoices where trade discounts have been extended to customers. Costs associated with potential returns of products, as well as allowable customer markdowns and operational charge backs, net of expected recoveries, are included as a reduction to net revenue and are part of the provision for allowances included in Accounts Receivable. These provisions result from seasonal negotiations as well as historic deduction trends, net expected recoveries and the evaluation of current market conditions. As of September 30, 2008, June 30, 2008 and September 30, 2007, Accounts Receivable was net of allowances of $3.0 million, $2.9 million and $2.9 million, respectively.
          Effective September 18, 2008, the Company entered into a new factoring agreement whereby substantially all of its receivables will be factored for sales beginning as of October 6, 2008.
Inventories:
          Inventories are stated at the lower of cost or market, cost being determined on the first-in, first-out method. The majority of the Company’s inventory purchases are shipped FOB shipping point from the Company’s suppliers. The Company takes title and assumes the risk of loss when the merchandise is received at the boat or airplane overseas. The Company records inventory at the point of such receipt at the boat or airplane overseas. Reserves for slow moving and aged merchandise are provided to adjust inventory costs based on historical experience and current product demand. Inventory reserves were approximately $1.0 million at September 30, 2008, $0.7 million at June 30, 2008 and $0.9 million at September 30, 2007. Inventory reserves are based upon the level of excess and aged inventory and the Company’s estimated recoveries on the sale of the inventory. While markdowns have been within expectations and the provisions established, the Company cannot guarantee that it will continue to experience the same level of markdowns as in the past.

BERNARD CHAUS, INC. AND SUBSIDIARIES
Cash and Cash Equivalents:
          All highly liquid investments with an original maturity of three months or less at the date of purchase are classified as cash equivalents.
Income Taxes:
          The Company accounts for income taxes under the asset and liability method in accordance with SFAS No. 109, Accounting for Income Taxes. Deferred income taxes reflect the future tax consequences of differences between the tax bases of assets and liabilities and their financial reporting amounts at year-end. The Company periodically reviews its historical and projected taxable income and considers available information and evidence to determine if it is more likely than not that a portion of the deferred tax assets will be realized. A valuation allowance is established to reduce the deferred tax assets to the amount that is more likely than not to be realized. As of September 30, 2008, June 30, 2008 and September 30, 2007 based upon its evaluation of the Company’s historical and projected results of operations, the current business environment and the magnitude of the net operating loss (“NOL”), the Company recorded a full valuation allowance on its deferred tax assets. If the Company determines that it is more likely than not that a portion of the deferred tax assets will be realized in the future, that portion of the valuation allowance will be reduced and the Company will provide for an income tax benefit in the Statement of Operations at its estimated effective tax rate.
          The Company has provided a deferred tax liability on the temporary differences associated with its indefinite-lived intangibles. The Company’s indefinite-lived intangibles are not amortized for book purposes. As the Company continues to amortize these intangible assets for tax purposes, it will provide a deferred tax liability on the temporary difference. The temporary difference will not reverse until such time as the assets are impaired or sold; therefore, the likelihood of being offset by the Company’s NOL carryforward is uncertain. There were no sales or impairments of indefinite-lived intangibles assets during all periods presented.
Earnings (loss) Per Share:
          Basic earnings (loss) per share has been computed by dividing the applicable net income (loss) by the weighted average number of common shares outstanding. Diluted earnings per share has been computed by dividing the applicable net income by the weighted average number of common shares outstanding and common share equivalents.

	For the Three Months Ended
	September 30,	September 30,
Denominator for earnings (loss) per share (in millions):	2008	2007
Denominator for basic earnings (loss) per share weighted-average shares outstanding	37.5	37.4
Assumed exercise of potential common shares	—	—

Denominator for diluted earnings (loss) per share	37.5	37.4

          Options to purchase approximately 1,072,000 common shares were excluded from the computation of diluted earnings per share for the three months ended September 30, 2008 because their effect would be anti-dilutive due to their exercise price being greater than the average market price. Potentially dilutive shares of 0.3 million were not included in the calculation of diluted net loss per share for the three months ended September 30, 2007, as their inclusion would be antidilutive.
New accounting pronouncements:
          In September 2006, the Financial Accounting Standard Board (“FASB”) issued SFAS 157 “Fair Value Measures” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Positions (“FSP”) 157-1, which amends SFAS 157 to remove leasing transactions accounted for under SFAS 13, “Accounting for Leases” and FSP 157-2, which deferred the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities that are recognized or

BERNARD CHAUS, INC. AND SUBSIDIARIES
disclosed at fair value in the financial statements on a nonrecurring basis to fiscal years beginning after November 15, 2008. The Company adopted SFAS 157 on July 1, 2008. The adoption of SFAS 157 for financial assets and liabilities did not have a material impact on the Company’s consolidated financial statements because the Company does not maintain investments or derivative instruments. The Company does not believe the adoption of SFAS 157 for nonfinancial assets and liabilities, effective July 1, 2009, will have a material impact on our consolidated financial statements.
          In February 2007, FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” (“SFAS 159”), which amends the accounting for assets and liabilities in financial statements in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. This Statement does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. Entities that choose the fair value option will recognize unrealized gains and losses on items for which the fair value option was elected in earnings at each subsequent reporting date. The Company adopted SFAS 159 on July 1, 2008. The Company has currently chosen not to elect the fair value option for any items that are not already required to be measured at fair value in accordance with accounting principles generally accepted in the United States.
          In December 2007, the FASB issued SFAS 160 “Noncontrolling Interests in Consolidated Financial Statements — an Amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company does not have any noncontrolling interests in subsidiaries and believes that SFAS 160 will not have a material impact on its financial statements.
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
          In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 requires enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for, and how they affect an entity’s financial position, financial performance, and cash flows. The Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company’s adoption of SFAS 161 will not have a material impact on its financial statements.
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
          In May 2008, the FASB issued SFAS 163, “Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60 (“SFAS 163”). SFAS 163 requires recognition of an insurance claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years. Early application is not permitted. The Company’s adoption of SFAS 163 will not have a material impact on its financial statements.

BERNARD CHAUS, INC. AND SUBSIDIARIES
     2. Inventories — net

	September 30,	June 30,	September 30,
	2008	2008	2007
		(in thousands)
	(unaudited)		(unaudited)
Raw materials	$229	$172	$376
Work-in-process	20	29	101
Finished goods	7,905	7,281	8,390

Total	$8,154	$7,482	$8,867

          Inventories are stated at the lower of cost, using the first in first-out (FIFO) method, or market. Included in finished goods inventories is merchandise in transit of approximately $3.2 million at September 30, 2008, $3.8 million at June 30, 2008 and $1.9 million at September 30, 2007.
     3. Financing Agreements
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
          At the option of the Company, the New Revolving Facility may bear interest either at the JP Morgan Chase Bank Rate (“Prime Rate”) or the London Interbank Offered Rate (“LIBOR”). If the Company chooses the Prime Rate, the interest on the Revolving Facility accrues at a rate of 1/2 of 1% above the Prime Rate. If the Company chooses LIBOR, the interest on the Revolving Facility accrues at a rate of 3 % above LIBOR. The interest rate as of September 30, 2008 was 5.5%.
          The Company’s obligations under the New Financing Agreement are secured by a first priority lien on substantially all of the Company’s assets, including the Company’s accounts receivable, inventory, intangibles, equipment, and trademarks, and a pledge of the Company’s interest in its subsidiaries.
          The New Financing Agreement contains numerous financial and operational covenants, including limitations on additional indebtedness, liens, dividends, stock repurchases and capital expenditures. In addition, the Company is required to maintain (i) specified levels of tangible net worth, (ii) minimum EBITDA (earnings before interest, taxes, depreciation and amortization), (iii) specified leverage ratios, and (iv) specified levels of minimum borrowing availability under the New Revolving Facility. In the event of the early termination, as defined, by the Company of the New Financing Agreement, the Company will be liable for termination fees of (a) 2.0% of the revolving credit limit if the New Financing Agreement terminates on or before the end of the first year, (b) 1.0% of the revolving credit limit if the New Financing Agreement terminates on or before the end of the second year, (c) 0.50% of the revolving credit limit if the New Financing Agreement terminates any time thereafter. However, the early termination fee will be waived if terminated within 120 days from the expiration date. The expiration of the New Financing Agreement is September 18, 2011. At September 30, 2008, the Company was in compliance with all covenants.
          Until September 18, 2008, the Company operated under the Former Financing Agreement with CIT which provided the Company with a $40 million revolving line of credit (the “Former Revolving Facility”), a $25 million

BERNARD CHAUS, INC. AND SUBSIDIARIES
sublimit for letters of credit, and a term loan (the “Term Loan”). The Former Financing Agreement bore interest at (i) on the Former Revolving Facility, at a rate of 1/2 of 1% above the Prime Rate and (ii) on the Term Loan, at a rate of 1% above the Prime Rate.
          The Term loan was paid down in quarterly installments of $425,000 with a balloon payment of $1.8 million which would have been due on October 1, 2008 but was assumed by the New Financing Agreement. The Company’s obligations under the Former Financing Agreement were secured by the same assets as the New Financing Agreement.
          On September 30, 2008, the Company had $3.1 million of outstanding letters of credit, total availability of approximately $5.2 million, and $16.1 million of revolving credit borrowings under the New Financing Agreement. At September 30, 2007, the Company had $2.2 million of outstanding letters of credit , total availability of approximately $17.3 million, a balance of $3.5 million on the Term Loan and $9.5 million of revolving credit borrowings under the Former Financing Agreement.
Factoring Agreement
          On September 18, 2008, the Company entered into a new factoring agreement (the “New Factoring Agreement”) with CIT. The New Factoring Agreement is a non-recourse factoring agreement which provides notification factoring on substantially all of the Company’s sales beginning as of October 6, 2008. The proceeds of the New Factoring Agreement are assigned to CIT as collateral for all indebtedness, liabilities and obligations due CIT under the New Financing Agreement. A factoring commission based on various rates are charged on the gross face amount of all accounts with minimum fees as defined in the agreement.
          Until September 18, 2008, one of the Company’s subsidiaries, CS Acquisition, had a factoring agreement with CIT which provided for a factoring commission based on various sales levels.
     4. Pension Plan
     Components of Net Periodic Benefit Cost

	Pension Plan
	For the Three Months Ended
	September 30,	September 30,
	2008	2007
	(Unaudited)
	(In Thousands)
Service cost	$4	$6
Interest cost	28	27
Expected return on plan assets	(32)	(33)
Amortization of net loss	11	6

Net periodic benefit cost	$11	$6

     Employer Contributions
          For the three months ended September 30, 2008, the Company’s contribution to the pension plan was $35,000. The Company anticipates $54,000 in additional contributions to fund its pension plan in fiscal 2009.
     5. Commitments
          The Company entered into a lease modification agreement effective October 7, 2008 which extends the term of the lease for the Company’s executive offices and showrooms located at 530 Seventh Avenue, New York, New York for a period of 10 years beginning on June 1, 2009. The total annual lease expense under this modification is approximately $1.7 million

BERNARD CHAUS, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-looking Statements
          Our disclosure and analysis in this Quarterly Report on Form 10-Q contains forward-looking statements. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. Such statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “may,” “could,” “would,” “should,” “plan,” “believe,” “hope” and other words and terms of similar meaning. In particular, these include, among others, statements relating to present or anticipated consumer demand, future revenues, capital expenditures, future financings and collaborations, personnel, manufacturing requirements and capabilities, the impact of new accounting pronouncements, and other statements regarding matters that are not historical facts or statements of current condition.
          There are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements, including those addressed below in Part II, Item 1A. under “Risk Factors.”
          We undertake no obligation (and expressly disclaim any such obligation) to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. You are advised, however, to consult any further disclosures we make on related subjects in our filings with the United States Securities and Exchange Commission (“SEC”), all of which are available in the SEC EDGAR database at www.sec.gov and from us.
          Unless the context otherwise requires, the terms “Company”, “we”, “us” and “our” refer to Bernard Chaus, Inc.
Overview
          The Company designs, arranges for the manufacture of and markets an extensive range of women’s career and casual sportswear principally under the JOSEPHINE CHAUS®, JOSEPHINE®, CHAUS®, CYNTHIA STEFFE®, and CYNTHIA CYNTHIA STEFFE® trademarks and under private label brand names. Our products are sold nationwide through department store chains, specialty retailers,off price retailers, wholesale clubs and other retail outlets. On June 13, 2005, we entered into a license agreement (the “License Agreement”) with Kenneth Cole Productions (LIC), Inc. (“KCP” or the “Licensor”), which was subsequently amended in September and December 2007. The License Agreement as amended grants us an exclusive license to design, manufacture, sell and distribute women’s sportswear under the Licensor’s trademark KENNETH COLE REACTION and KENNETH COLE NEW YORK (cream label) in the United States in the women’s better sportswear and better petite sportswear department of approved department stores and approved specialty retailers and UNLISTED and UNLISTED, A KENNETH COLE PRODUCTION brands (the “Unlisted Brands”). We began initial shipments of the KENNETH COLE REACTION line in December 2005 and transitioned from the KENNETH COLE REACTION label to the KENNETH COLE NEW YORK (cream label) for department stores and specialty stores in the first quarter of fiscal 2009. The initial term of the License Agreement will expire on June 30, 2012, except for the Unlisted Brands which expire at the end of calendar 2008, with an extension beyond 2008 subject to the approval of KCP.KCP has provided additional approval for specific products in Calendar 2009. While KCP retains the ability to sell products bearing the mark KENNETH COLE NEW YORK (black label) in the same channels, it is expected that products bearing the cream label and products bearing the black label will not typically be sold in the same stores. It is also the expectation of the parties that in the stores where the cream label and black label lines overlap, the black label products will be sold in different and more exclusive departments and will have a distinctly higher price point than the cream label products. The License Agreement permits early termination by us or the Licensor under certain circumstances. We have the option to renew the License Agreement for an additional term of three years if we meet specified sales targets and are in compliance with the License Agreement. The License Agreement also requires us to achieve certain minimum sales levels, to pay specified royalties and advertising on net sales, to pay certain minimum royalties and advertising and to maintain a minimum net worth.

BERNARD CHAUS, INC. AND SUBSIDIARIES
Results of Operations
The following table sets forth, for the periods indicated, certain items expressed as a percentage of net revenue.

	For the Quarter Ended
	September 30,	September 30,
	2008	2007
Net revenue	100.00%	100.00%
Gross profit	29.4%	29.2%
Selling, general and administrative expenses	28.3%	29.3%
Interest expense	0.7%	0.8%
Net income (loss)	0.4%	(1.0)%
          Net revenues for the quarter ended September 30, 2008 decreased by 4.5%, or $1.6 million, to $33.9 million from $35.5 million for the quarter ended September 30, 2007. Units sold decreased by approximately .9% and the overall price per unit decreased by approximately 3.8%. The Company’s revenues decreased due to a decrease in revenues in the Company’s Chaus product lines ($2.8 million), private label product lines ($2.9 million), and the Company’s Cynthia Steffe product lines ($1.8 million), partially offset by an increase in revenues in the Company’s licensed product lines ($5.9 million). The decrease in revenues across most product lines was due to a decrease in customer orders as a result of product realignment, competition and general business conditions in the women’s apparel sector. The decrease in revenues in the Company’s Chaus product lines was primarily attributable to a decrease in business with its club channel of distribution.
          Gross profit for the quarter ended September 30, 2008 decreased $0.4 million to $10.0 million as compared to $10.4 million for the quarter ended September 30, 2007 primarily attributable to a decrease in revenues. The decrease in gross profit dollars was primarily due to the decrease in gross profit in the Company’s Chaus product lines ($1.3 million), Cynthia Steffe product lines ($1.1 million), and the Company’s private label product lines ($0.1 million), partially offset by an increase in gross profit in the Company’s licensed product lines ($2.1 million). The gross profit as a percentage of net revenue remained approximately the same due to an increase in gross profit percentage in the Company’s licensed product lines and private label product lines offset by a decrease in gross profit percentage in the Company’s Chaus product lines and the Cynthia Steffe product lines.
          Selling, general and administrative (“SG&A”) expenses decreased by $0.8 million to $9.6 million (28.3% of net revenue) for the quarter ended September 30, 2008 from $10.4 million (29.3% of net revenue) for the quarter ended September 30, 2007. The main component of the decrease in SG&A expenses for the quarter ended September 30, 2008 were payroll and payroll related costs ($0.5 million) and professional and consulting fees ($0.4 million). The decrease in payroll and payroll related cost was due to staff reductions during the second quarter of fiscal 2008.
          Interest expense was lower for the quarter ended September 30, 2008 as compared to the quarter ended September 30, 2007, primarily due to lower interest rates, partially offset by higher bank borrowings.
          Our income tax provision for the three months September 30, 2008 and September 30, 2007 includes provisions for state and local taxes and a deferred provision for the temporary differences associated with the Company’s indefinite lived intangibles.
          We periodically review our historical and projected taxable income and consider available information and evidence to determine if it is more likely than not that a portion of the deferred tax assets will be realized. A valuation

BERNARD CHAUS, INC. AND SUBSIDIARIES
allowance is established to reduce the deferred tax assets to the amount that is more likely than not to be realized. As of September 30, 2008, June 30, 2008 and September 30, 2007, based upon our evaluation of taxable income and the current business environment, we recorded a full valuation allowance on our deferred tax assets including NOL’s. If we determine that a portion of the deferred tax assets will be realized in the future, that portion of the valuation allowance will be reduced and we will provide for an income tax benefit in our Statement of Operation at the effective tax rate. See discussion below under Critical Accounting Policies and Estimates regarding income taxes and the Company’s federal NOL carryforward.
Financial Position, Liquidity and Capital Resources
General
          Net cash used in operating activities was $8.9 million for the three months ended September 30, 2008 as compared to net cash used in operating activities of $12.3 million for the three months ended September 30, 2007. Net cash used in operating activities for the three-month period of fiscal 2009 resulted primarily from an increase in accounts receivable of ($10.0 million), an increase in inventories of ($0.7 million), partially offset by an increase in accrued expenses and long term liabilities of ($0.8 million) and an increase in accounts payable of ($0.6 million). The increase in accounts receivable of $10.0 million was due to the increase in sales for the quarter ended September 30, 2008 as compared to the quarter ended June 30, 2008. Net cash used in operating activities for the three month period ended September 30, 2007 resulted primarily from an increase in accounts receivable and accounts receivable due from factor ($8.9 million), a decrease in accounts payable ($2.0 million) and a decrease in accrued expenses and long term liabilities ($1.3 million).
          Cash used in investing activities in the three months ended September 30, 2008 was $107,000 compared to $15,000 in the previous year. The purchases of fixed assets for three months ended September 30, 2008 consisted primarily of management information system replacements and upgrades. In fiscal 2009, the Company anticipates capital expenditures of approximately $500,000 primarily for management information system upgrades and other capital items. The unexpended portion of capital expenditures for the remainder of fiscal 2009 is approximately $393,000.
          Net cash provided by financing activities of $9.1 million for the three months ended September 30, 2008 was primarily the result of net proceeds from short-term bank borrowings of $9.5 million, offset by principal payments on the term loan of $0.4 million. Net cash provided by financing activities of $9.0 million for the three months ended September 30, 2007 was primarily the result of net proceeds from short-term bank borrowings of $9.5 million, partially offset by principal payments on term loan of $0.4 million.
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
          At our option, the New Revolving Facility may bear interest either at the JP Morgan Chase Bank Rate (“Prime Rate”) or the London Interbank Offered Rate (“LIBOR”). If we choose the Prime Rate, the interest on the Revolving Facility accrues at a rate of 1/2 of 1% above the Prime Rate. If we choose LIBOR, the interest on the New Revolving Facility accrues at a rate of 3% above LIBOR. The interest rate as of September 30, 2008 was 5.5%.
          Our obligations under the New Financing Agreement are secured by a first priority lien on substantially all of the Company’s assets, including accounts receivable, inventory, intangibles, equipment, and trademarks, and a pledge of the Company’s interest in its subsidiaries.

BERNARD CHAUS, INC. AND SUBSIDIARIES
          The New Financing Agreement contains numerous financial and operational covenants, including limitations on additional indebtedness, liens, dividends, stock repurchases and capital expenditures. In addition, we are required to maintain (i) specified levels of tangible net worth, (ii) minimum EBITDA, (iii) specified leverage ratios and (iv) specified levels of minimum borrowing availability under the New Revolving Facility. In the event of the early termination by the Company of the New Financing Agreement, we will be liable for termination fees of (a) 2.0% of the revolving credit limit if the New Financing Agreement terminates on or before the end of the first year, (b) 1.0% of the revolving credit limit if the New Financing Agreement terminates on or before the end of the second year, (c) 0.50% of the revolving credit limit if the New Financing Agreement terminates any time thereafter. However, the early termination fee will be waived if terminated 120 days from expiration date. The expiration of the New Financing Agreement is September 18, 2011. At September 30, 2008, we were in compliance with all covenants.
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
          The Term loan was paid down in quarterly installments of $425,000 with a balloon payment of $1.8 million which would have been due on October 1, 2008 but was assumed by the New Financing Agreement. Our obligations under the Former Financing Agreement were secured by the same assets of the New Financing Agreement.
          On September 30, 2008, we had $3.1 million of outstanding letters of credit and total availability of approximately $5.2 million, and $16.1 million revolving credit borrowings under the New Financing Agreement. At September 30,2007, we had $2.2 million of outstanding letters of credit, total availability of approximately $17.3 million, a balance of $3.5 million on the Term Loan and $9.5 million in revolving credit borrowings under the Former Financing Agreement.
Factoring Agreement
          On September 18, 2008, we entered into a new factoring agreement (the “New Factoring Agreement”) with CIT. The New Factoring Agreement is a non-recourse factoring agreement which provides notification factoring on substantially all of our sales beginning as of October 6, 2008. The proceeds of the New Factoring Agreement are assigned to CIT as collateral for all indebtedness, liabilities and obligations due CIT under the New Financing Agreement. A factoring commission based on various rates is charged on the gross face amount of all accounts with minimum fees as defined in the agreement.
          Until September 18, 2008, one of our subsidiaries, CS Acquisition had a factoring agreement with CIT which provided for a factoring commission based on various sales levels. Such agreement had an annual minimum factoring fee of $50,000, and we were obligated to pay to CIT a collateral management fee of $5,000 a month.
Future Financing Requirements
          At September 30, 2008, we had working capital of $6.2 million as compared with working capital of $14.4 million at September 30, 2007. Our business plan requires the availability of sufficient cash flow and borrowing capacity to finance our product lines. We expect to satisfy such requirements through cash on hand, cash flow from operations and borrowings under our New Financing Agreement. We believe that we have adequate resources to meet our needs for the foreseeable future assuming that we meet our business plan and satisfy the covenants set forth in the New Financing Agreement.
          The foregoing discussion contains forward-looking statements which are based upon current expectations and involve a number of uncertainties,and risk factors as set forth in the Company’s Annual Report on Form 10-K for the

BERNARD CHAUS, INC. AND SUBSIDIARIES
year ended June 30 2008, in addition to our ability to maintain our borrowing capabilities under the New Financing Agreement, retail market conditions, and consumer acceptance of our products.
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
          Accounts Receivable — Accounts Receivable are net of allowances and anticipated discounts. An allowance for doubtful accounts is determined through analysis of the aging of accounts receivable at the date of the financial statements, assessments of collectability based on historical trends and an evaluation of the impact of economic conditions. This amount is not significant primarily due to the Company’s history of minimal bad debts. An allowance for discounts is based on those discounts relating to open invoices where trade discounts have been extended to customers. Costs associated with potential returns of products as well as allowable customer markdowns and operational charge backs, net of expected recoveries, are included as a reduction to net revenue and are part of the provision for allowances included in Accounts Receivable. These provisions result from seasonal negotiations as well as historic deduction trends, net expected recoveries and the evaluation of current market conditions. As of September 30, 2008, June 30, 2008, and September 30, 2007, Accounts Receivable was net of allowances of $3.0 million, $2.9 million, and $2.9 million, respectively.
          Effective September 18, 2008, we entered into a factoring agreement whereby substantially all of our receivables will be factored for sales beginning as of October 6, 2008.
          Inventories — Inventories are stated at the lower of cost or market, cost being determined on the first-in, first-out method. The majority of our inventory purchases are shipped FOB shipping point from our suppliers. We take title and assume the risk of loss when the merchandise is received at the boat or airplane overseas. We record inventory at the point of such receipt at the boat or airplane overseas. Reserves for slow moving and aged merchandise are provided to adjust inventory costs based on historical experience and current product demand. Inventory reserves were $1.0 million at September 30, 2008, $0.7 million at June 30, 2008 and $0.9 million at September 30, 2007. Inventory reserves are based upon the level of excess and aged inventory and estimated recoveries on the sale of the inventory. While markdowns have been within expectations and the provisions established, we cannot guarantee that we will continue to experience the same level of markdowns as in the past.
          Valuation of Long-Lived Assets, Trademarks and Goodwill — Periodically we review the carrying value of our long-lived assets for continued appropriateness. This review is based upon projections of anticipated future undiscounted cash flows. While we believe that our estimates of future cash flows are reasonable, different assumptions regarding such cash flows could materially affect evaluations. We evaluate goodwill and trademarks at least annually or whenever events and changes in circumstances suggest that the carrying amount may not be recoverable from our estimated future cash flows. To the extent these future projections or our strategies change, the conclusion regarding impairment may differ from the current estimates. As of September 30, 2008, and September 30, 2007, no impairment on long term assets has been recognized.

BERNARD CHAUS, INC. AND SUBSIDIARIES
          Income Taxes— Results of operations have generated a federal tax net operating loss (“NOL”) carryforward of approximately $107.2 million as of June 30, 2008. Approximately 75% of the Company’s NOL carryforward expires between 2009 and 2012. Generally accepted accounting principles require that we record a valuation allowance against the deferred tax asset associated with this NOL if it is “more likely than not” that we will not be able to utilize it to offset future taxable income. As of September 30, 2008, based upon evaluation of our historical and projected results of operations, the current business environment and the magnitude of the NOL’s, we recorded a full valuation allowance on our deferred tax assets including NOL’s. The provision for income taxes primarily relates to provisions for state and local taxes and a deferred provision for temporary differences associated with indefinite lived intangibles. It is possible, however, that we could be profitable in the future at levels which cause us to conclude that it is more likely than not we will realize all or a portion of the NOL carryforward. Upon reaching such a conclusion, we would record the estimated net realizable value of the deferred tax asset at that time and would then provide for income taxes at a rate equal to our combined federal and state effective rates. Subsequent revisions to the estimated net realizable value of the deferred tax asset could cause our provision for income taxes to vary from period to period, although its cash tax payments would remain unaffected until the benefit of the NOL is utilized.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
          Interest Rate Risk— The Company is subject to market risk from exposure to changes in interest rates based primarily on its financing activities. The market risk inherent in the financial instruments represents the potential loss in earnings or cash flows arising from adverse changes in interest rates. These debt obligations with interest rates tied to the prime rate are described in “Liquidity and Capital Resources”, as well as Note 3 of the Notes to the Consolidated Financial Statements. The Company manages these exposures through regular operating and financing activities. The Company has not entered into any derivative financial instruments for hedging or other purposes. The following quantitative disclosures are based on the prevailing prime rate. These quantitative disclosures do not represent the maximum possible loss or any expected loss that may occur, since actual results may differ from these estimates.
          At September 30, 2008 and 2007, the carrying amounts of the Company’s revolving credit borrowings and term loan approximated fair value. As of September 30, 2008, the Company’s revolving credit borrowings bore interest at 5.5%. As of September 30, 2008, a hypothetical immediate 10% adverse change in prime interest rates relating to the Company’s revolving credit borrowings would have approximately a $0.1 million unfavorable impact on its earnings and cash flows over a one-year period.
Item 4. Controls and Procedures
          The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Company’s Chairwoman and Chief Executive Officer, Chief Operating Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
          Each fiscal quarter the Company carries out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chairwoman and Chief Executive Officer, Chief Operating Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon the foregoing, the Company’s Chairwoman and Chief Executive Officer, Chief Operating Officer, and Chief Financial Officer, concluded that, as of September 30, 2008, the Company’s disclosure controls and procedures were effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s Exchange Act reports.

BERNARD CHAUS, INC. AND SUBSIDIARIES
          During the fiscal quarter ended September 30, 2008, there has been no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
None.
Item 1A. Risk Factors.
          There are many factors that affect our business and the results of our operations. In addition to the other information set forth in this quarterly report, you should carefully read and consider “Item 1A. Risk Factors” in Part I, and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, of our Annual Report on Form 10-K for the year ended June 30, 2008, which contain a description of significant factors that might cause the actual results of operations in future periods to differ materially from those currently expected or desired.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Submission of Matters to a Vote of Security Holders.
None.
Item 5. Other Information.
          The Company entered into a lease modification agreement effective October 7, 2008 which extends the term of the lease for the Company’s executive offices and showrooms located at 530 Seventh Avenue, New York, New York for a period of 10 years beginning on June 1, 2009. The total annual lease expense under this modification is approximately $1.7 million.

BERNARD CHAUS, INC. AND SUBSIDIARIES
Item 6. Exhibits
*10.132	Lease modification agreement between the Company and G&S Realty 1, LLC dated October 7, 2008 with respect to the Company’s executive offices and showrooms at 530 Seventh Avenue, New York, New York.

*31.1	Certification of Chief Executive Officer pursuant to Rule13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer pursuant to Rule13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Josephine Chaus, Chairwoman of the Board and Chief Executive Officer of Bernard Chaus, Inc.

*32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Barton Heminover, Chief Financial Officer of Bernard Chaus, Inc.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BERNARD CHAUS, INC.
(Registrant)

Date: October 31, 2008	By:	/s/ Josephine Chaus

JOSEPHINE CHAUS
Chairwoman of the Board, and
Chief Executive Officer

Date: October 31, 2008	By:	/s/ David Stiffman

DAVID STIFFMAN
Chief Operating Officer

Date: October 31, 2008	By:	/s/ Barton Heminover

BARTON HEMINOVER
Chief Financial Officer

BERNARD CHAUS, INC. AND SUBSIDIARIES
INDEX TO EXHIBITS

Exhibit Number	Exhibit Title

10.132	Lease modification agreement between the Company and G&S Realty 1, LLC dated October 7, 2008 with respect to the Company’s executive offices and showrooms at 530 Seventh Avenue, New York, New York.

31.1	Certification of Chief Executive Officer pursuant to Rule13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Josephine Chaus, Chairwoman of the Board and Chief Executive Officer of Bernard Chaus, Inc.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Barton Heminover, Chief Financial Officer of Bernard Chaus, Inc.