Form 10-Q
period 2008-12-31
CHAUS BERNARD INC
filed 2009-02-17
CIK 793983

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended December 31, 2008.
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
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer , or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
      Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes ☐ No ☑
      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Date	Class	Shares Outstanding
February 17, 2009	Common Stock, $0.01 par value	37,481,373

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
BERNARD CHAUS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except number of shares and per share amounts)

	December 31,	June 30,	December 31,
	2008	2008	2007
	(Unaudited)	( * )	(Unaudited)
Assets
Current Assets
Cash	$82	$61	$73
Accounts receivable – net	144	13,350	13,805
Due from factor	16,478	839	—
Inventories – net	11,249	7,482	8,071
Prepaid expenses and other current assets	733	596	736

Total current assets	28,686	22,328	22,685
Fixed assets – net	1,650	2,053	2,440
Other assets	190	112	123
Trademarks	1,000	1,000	1,000
Goodwill	2,257	2,257	2,257

Total assets	$33,783	$27,750	$28,505

Liabilities and Stockholders’ Equity
Current Liabilities
Revolving credit borrowings	$14,984	$4,798	$1,781
Accounts payable	8,016	6,844	6,785
Accrued expenses	2,658	2,585	2,639
Term loan – current	—	2,225	3,075

Total current liabilities	25,658	16,452	14,280
Long term liabilities	602	386	284
Deferred income taxes	506	462	419

Total liabilities	26,766	17,300	14,983
Stockholders’ Equity
Preferred stock, $.01 par value, authorized shares – 1,000,000; issued and outstanding shares– none	—	—	—
Common stock, $.01 par value, authorized shares – 50,000,000; issued shares – 37,543,643 at December 31, 2008 and June 30, 2008 and 37,443,643 at December 31, 2007	375	375	374
Additional paid-in capital	133,395	133,373	133,344
Deficit	(124,672)	(121,217)	(118,282)
Accumulated other comprehensive loss	(601)	(601)	(434)
Less: Treasury stock at cost – 62,270 shares at December 31, 2008, June 30, 2008 and December 31, 2007	(1,480)	(1,480)	(1,480)

Total stockholders’ equity	7,017	10,450	13,522

Total liabilities and stockholders’ equity	$33,783	$27,750	$28,505

*	Derived from audited financial statements at June 30, 2008.
See accompanying notes to consolidated financial statements.

BERNARD CHAUS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except number of shares and per share amounts)

	For the Three Months Ended		For the Six Months Ended
	December 31,	December 31,	December 31,	December 31,
	2008	2007	2008	2007
	(Unaudited)		(Unaudited)
Net revenue	$26,049	$25,376	$59,947	$60,922
Cost of goods sold	20,426	20,096	44,356	45,247

Gross profit	5,623	5,280	15,591	15,675
Selling, general and administrative expenses	8,882	9,396	18,461	19,826

Loss from operations	(3,259)	(4,116)	(2,870)	(4,151)

Interest expense, net	289	258	522	527

Loss before income tax provision	(3,548)	(4,374)	(3,392)	(4,678)
Income tax provision	33	15	63	65

Net loss	$(3,581)	$(4,389)	$(3,455)	$(4,743)

Basic loss per share	$(0.10)	$(0.12)	$(0.09)	$(0.13)

Diluted loss per share	$(0.10)	$(0.12)	$(0.09)	$(0.13)

Weighted average number of shares outstanding- basic	37,481,000	37,381,000	37,481,000	37,381,000

Weighted average number of common and common equivalent shares outstanding- diluted	37,481,000	37,381,000	37,481,000	37,381,000

See accompanying notes to consolidated financial statements.

BERNARD CHAUS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Six Months Ended
	December 31,	December 31,
	2008	2007
	(Unaudited)
Operating Activities
Net loss	$(3,455)	$(4,743)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	614	623
Stock compensation expense	22	13
Gain from insurance recovery	(384)	—
Proceeds from insurance recovery	92	—
Deferred income taxes	44	46
Changes in operating assets and liabilities:
Accounts receivable	13,206	2,800
Due from factor	(15,639)	1,638
Inventories	(3,767)	805
Prepaid expenses and other current assets	(132)	(93)
Accounts payable	1,172	(3,227)
Accrued expenses and long term liabilities	289	(2,006)

Net Cash Used In Operating Activities	(7,938)	(4,144)

Investing Activities
Purchases of fixed assets	(194)	(91)
Proceeds from insurance recovery	192	—

Net cash Used In Investing Activities	(2)	(91)

Financing Activities
Net proceeds from revolving credit borrowings	8,386	1,781
Principal payments on term loan	(425)	(850)

Net cash Provided By Financing Activities	7,961	931

Increase (decrease) in cash and cash equivalents	21	(3,304)
Cash and cash equivalents, beginning of period	61	3,377

Cash and cash equivalents, end of period	$82	$73

Supplemental Disclosure of Cash Flow Information:
Cash paid for:
Taxes	$21	$41

Interest	$456	$508

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
(UNAUDITED)
Six Months Ended December 31, 2008 and December 31, 2007
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
Basis of Presentation:
          The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and six months ended December 31, 2008 are not necessarily indicative of the results that may be expected for the year ending June 30, 2009 (“fiscal 2009”) or any other period. The balance sheet at June 30, 2008 has been derived from the audited financial statements at that date. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2008.
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
Due from Factor and Accounts Receivable:
          The Company entered into a new factoring agreement on September 18, 2008 with CIT Group/Commercial Services, Inc. (“CIT”) whereby substantially all of its receivables were factored for sales beginning as of October 6, 2008. The factoring agreement is a non-recourse factoring agreement whereby CIT based on credit approved orders assumes the accounts receivable risk of the Company’s customers in the event of insolvency or non payment. All other receivable risks for customer deductions that reduce the customer receivable balances are retained by the Company, including, but not limited to, allowable customer markdowns, operational chargebacks, disputes, discounts, and returns. These deductions have been recorded as a reduction of amounts due from factor. The Company receives payment on non-recourse factored receivables from CIT as of the earlier of: a) the date that CIT has been paid by the Company’s customers; b) the date of the customer’s longest maturity if the customer is in a bankruptcy or insolvency proceeding or c) the last day of the third month following the customer’s longest maturity date if the receivable remains unpaid. The Company assumes the accounts receivable risk on sales factored to CIT but not approved by CIT as non-recourse, which at December 31,2008 approximated $0.6 million. The Company also assumes the risk on accounts receivable which was approximately $0.1 million as of December 31, 2008. As of June 30, 2008 and December 31, 2007, accounts receivable was reduced by costs associated with potential returns of products, as well as allowable customer markdowns and operational chargebacks, net of expected recoveries of approximately $2.9 million and $3.1 million, respectively.
Inventories:
          Inventories are stated at the lower of cost or market, cost being determined on the first-in, first-out method. The majority of the Company’s inventory purchases are shipped FOB shipping point from the Company’s suppliers. The Company takes title and assumes the risk of loss when the merchandise is received at the boat or airplane overseas. The Company records inventory at the point of such receipt at the boat or airplane overseas. Reserves for slow moving and aged merchandise are provided to adjust inventory costs based on historical experience and current product demand. Inventory reserves were approximately $1.2 million at December 31, 2008, $0.7 million at June 30, 2008 and $0.9 million at December 31, 2007. Inventory reserves are based upon the level of excess and aged inventory and the Company’s estimated recoveries on the sale of the inventory. While markdowns have been within expectations and the provisions established, the Company cannot guarantee that it will continue to experience the same level of markdowns as in the past.
Cash and Cash Equivalents:
          All highly liquid investments with an original maturity of three months or less at the date of purchase are classified as cash equivalents.
Income Taxes:
          The Company accounts for income taxes under the asset and liability method in accordance with SFAS No. 109, Accounting for Income Taxes. Deferred income taxes reflect the future tax consequences of differences between the tax bases of assets and liabilities and their financial reporting amounts at year-end. The Company periodically reviews its historical and projected taxable income and considers available information and evidence to determine if it is more likely than not that a portion of the deferred tax assets will be realized. A valuation allowance is established to reduce the deferred tax assets to the amount that is more likely than not to be realized. As of December 31, 2008, June 30, 2008 and December 31, 2007 based upon its evaluation of the Company’s historical and projected results of operations, the current business environment and the magnitude of the net operating loss (“NOL”), the Company recorded a full valuation allowance on its deferred tax assets. If the Company determines that it is more likely than not that a portion of the deferred

BERNARD CHAUS, INC. AND SUBSIDIARIES
tax assets will be realized in the future, that portion of the valuation allowance will be reduced and the Company will provide for an income tax benefit in the Statement of Operations at its estimated effective tax rate.
          The Company has provided a deferred tax liability on the temporary differences associated with its indefinite-lived intangibles. The Company’s indefinite-lived intangibles are not amortized for book purposes. As the Company continues to amortize these intangible assets for tax purposes, it will provide a deferred tax liability on the temporary difference. The temporary difference will not reverse until such time as the assets are impaired or sold; therefore, the likelihood of being offset by the Company’s NOL carryforward is uncertain. There were no sales or impairments of indefinite-lived intangible assets during all periods presented.
Earnings (loss) Per Share:
          Basic earnings (loss) per share has been computed by dividing the applicable net income (loss) by the weighted average number of common shares outstanding. Diluted earnings per share has been computed by dividing the applicable net income by the weighted average number of common shares outstanding and common share equivalents.

	For the Three Months Ended		For the Six Months Ended
	December 31,	December 31,	December 31,	December 31,
Denominator for earnings (loss) per share (in millions):	2008	2007	2008	2007
Denominator for basic earnings (loss) per share weighted-average shares outstanding	37.5	37.4	37.5	37.4
Assumed exercise of potential common shares	—	—	—	—

Denominator for diluted earnings (loss) per share	37.5	37.4	37.5	37.4

          Options to purchase approximately 1,057,000 common shares were excluded from the computation of diluted earnings per share for the three and six months ended December 31, 2008 because their effect would be anti-dilutive due to their exercise price being greater than the average market price. Potentially dilutive shares of 0.1 million and 0.2 million were not included in the calculation of diluted net loss per share for the three and six months ended December 31, 2007, respectively, as their inclusion would be anti-dilutive.
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

BERNARD CHAUS, INC. AND SUBSIDIARIES
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
          In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 requires enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for, and how they affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company’s adoption of SFAS 161 will not have a material impact on its financial statements.
          In May 2008, the FASB issued SFAS 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. The Company adopted SFAS 162 on November 15, 2008, the effective date, and the Company does not believe that the adoption will have a material effect on the consolidated financial statements.
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
          In December 2008, the FASB issued FASB Staff Position No. 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP 132(R)-1”) which expands the disclosure requirements about plan assets for pension plans, postretirement medical plans, and other funded postretirement plans. Specifically, the rules require disclosure of: i) how investment allocation decisions are made by management; ii) major categories of plan assets; iii) significant concentrations of credit risk within plan assets; iv) the level of the fair value hierarchy in which the fair value measurements of plan assets fall (i.e. level 1, level 2 or level 3); v) information about the inputs and valuation techniques used to measure the fair value of plan assets; and vi) a reconciliation of the beginning and ending balances of plan assets valued with significant unobservable inputs (i.e. level 3 assets). FSP 132(R)-1 is required to be adopted by the Company in fiscal 2010. The Company is currently evaluating the provisions of this new standard and has not determined the impact of adoption on the consolidated financial statements at this time.

BERNARD CHAUS, INC. AND SUBSIDIARIES
     2. Inventories — net

	December 31,	June 30,	December 31,
	2008	2008	2007
		(in thousands)
	(unaudited)		(unaudited)
Raw materials	$339	$172	$397
Work-in-process	75	29	34
Finished goods	10,835	7,281	7,640

Total	$11,249	$7,482	$8,071

          Inventories are stated at the lower of cost, using the first in first-out (FIFO) method, or market. Included in finished goods inventories is merchandise in transit of approximately $4.8 million at December 31, 2008, $3.8 million at June 30, 2008 and $3.4 million at December 31, 2007.
     3. Financing Agreements
          On September 18, 2008, the Company amended its financing agreement with CIT with a three year agreement that expires in September 2011 (the “New Financing Agreement”) which replaces the former financing agreement (the “Former Financing Agreement”) discussed below. The New Financing Agreement provides the Company with a $30 million revolving line of credit (the “New Revolving Facility”), including a sub-limit in the amount of $12 million for issuance of letters of credit.
          Initially, at the option of the Company, the New Revolving Facility may bear interest either at the JP Morgan Chase Bank Rate (“Prime Rate”) or the London Interbank Offered Rate (“LIBOR”). If the Company chooses the Prime Rate, the interest on the New Revolving Facility accrues at a rate of 1/2 of 1% above the Prime Rate. If the Company chooses LIBOR, the interest on the New Revolving Facility accrues at a rate of 3% above LIBOR. The interest rate as of December 31, 2008 was 3.75%. Amendment No. 1, as defined below, eliminates the LIBOR option for borrowing.
          The Company’s obligations under the New Financing Agreement are secured by a first priority lien on substantially all of the Company’s assets, including the Company’s accounts receivable, inventory, intangibles, equipment, and trademarks, and a pledge of the Company’s interest in its subsidiaries. In addition, on September 18, 2008, we entered into a new factoring agreement (the “New Factoring Agreement”) with CIT. The New Factoring Agreement is a non-recourse factoring agreement which provides notification factoring on substantially all of our sales beginning as of October 6, 2008.
          The New Financing Agreement contains numerous financial and operational covenants, including limitations on additional indebtedness, liens, dividends, stock repurchases and capital expenditures. At December 31, 2008, the Company was not in compliance with a number of the financial covenants under its agreements with CIT. The Company and CIT entered into Amendment No. 1 to the New Financing Agreement (the “Amendment No. 1”) dated as of February 1, 2009. Amendment No. 1 modifies the New Financing Agreement by (i) eliminating the LIBOR option for borrowings; (ii) increasing the applicable margin rate by 0.5%; and (iii) adding certain covenant tests for the period ended and as of February 28, 2009. Additionally, Amendment No. 1 grants the Company a waiver with respect to our non-compliance for the quarter ended December 31, 2008. Under Amendment No. 1, CIT is continuing to provide funding to the Company in accordance with the agreements as described above.
          The Company is currently engaged in negotiations with CIT regarding a potential amendment to the terms of the agreements to revise these financial covenants for future periods. If the Company cannot achieve an acceptable amendment, it believes that it will be unable to meet the financial covenants for its third quarter, resulting in a default under the agreements. The Company has not yet reached an agreement with CIT, and there can be no guarantee that an agreement will be reached on terms acceptable to it. To the extent that CIT agrees to an amendment of these financial covenants, such amendment may result in interest being payable on all borrowings at higher interest rates. To the extent that the Company cannot reach an agreement with CIT or find alternative financing, it may not have sufficient cash flow from operations to meet its liquidity needs, and therefore, this will have a material adverse affect on its business, results of operations, liquidity and financial condition, and its ability to operate as a going concern.

BERNARD CHAUS, INC. AND SUBSIDIARIES
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
          On December 31, 2008, the Company had $2.5 million of outstanding letters of credit, total availability of approximately $1.0 million, and $15.0 million of revolving credit borrowings under the New Financing Agreement. At December 31, 2007, the Company had $4.7 million of outstanding letters of credit, total availability of approximately $11.0 million, a balance of $3.1 million on the Term Loan and $1.8 million of revolving credit borrowings under the Former Financing Agreement.
Factoring Agreement
          The proceeds of the New Factoring Agreement are assigned to CIT as collateral for all indebtedness, liabilities and obligations due CIT under the New Financing Agreement. A factoring commission based on various rates is charged on the gross face amount of all accounts with minimum fees as defined in the agreement. The New Factoring Agreement contains cross-default provisions with the New Financing Agreement-see Financing Agreements above.
          Until September 18, 2008, one of the Company’s subsidiaries, CS Acquisition, had a factoring agreement with CIT which provided for a factoring commission based on various sales levels.
     4. Pension Plan
     Components of Net Periodic Benefit Cost:

	For the Three Months Ended		For the Six Months Ended
	December 31,	December 31,	December 31,	December 31,
	2008	2007	2008	2007
	(Unaudited)		(Unaudited)
	(In Thousands)		(In Thousands)
Service cost	$4	$6	$8	$12
Interest cost	28	27	56	54
Expected return on plan assets	(32)	(33)	(64)	(66)
Amortization of net loss	11	6	22	12

Net periodic benefit cost	$11	$6	$22	$12

     Employer Contributions
          For the six months ended December 31, 2008, the Company’s contribution to the pension plan was $71,000. The Company anticipates $35,000 in additional contributions to fund its pension plan in fiscal 2009.

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
Overview
          The Company designs, arranges for the manufacture of and markets an extensive range of women’s career and casual sportswear principally under the JOSEPHINE CHAUS®, JOSEPHINE®, CHAUS®, CYNTHIA STEFFE®, and CYNTHIA CYNTHIA STEFFE® trademarks and under private label brand names. Our products are sold nationwide through department store chains, specialty retailers,off price retailers, wholesale clubs and other retail outlets. On June 13, 2005, we entered into a license agreement (the “License Agreement”) with Kenneth Cole Productions (LIC), Inc. (“KCP” or the “Licensor”), which was subsequently amended in September and December 2007. The License Agreement as amended grants us an exclusive license to design, manufacture, sell and distribute women’s sportswear under the Licensor’s trademark KENNETH COLE REACTION and KENNETH COLE NEW YORK (cream label) in the United States in the women’s better sportswear and better petite sportswear department of approved department stores and approved specialty retailers and UNLISTED and UNLISTED, A KENNETH COLE PRODUCTION brands (the “Unlisted Brands”). We began initial shipments of the KENNETH COLE REACTION line in December 2005 and transitioned from the KENNETH COLE REACTION label to the KENNETH COLE NEW YORK (cream label) for department stores and specialty stores in the first quarter of fiscal 2009. The initial term of the License Agreement will expire on June 30, 2012, except for the Unlisted Brands which expired at the end of calendar 2008, with an extension beyond 2008 subject to the approval of KCP. KCP has provided additional approval for specific products in Calendar 2009. While KCP retains the ability to sell products bearing the mark KENNETH COLE NEW YORK (black label) in the same channels, it is expected that products bearing the cream label and products bearing the black label will not typically be sold in the same stores. It is also the expectation of the parties that in the stores where the cream label and black label lines overlap, the black label products will be sold in different and more exclusive departments and will have a distinctly higher price point than the cream label products. The License Agreement permits early termination by us or the Licensor under certain circumstances. We have the option to renew the License Agreement for an additional term of three years if we meet specified sales targets and are in compliance with the License Agreement. The License Agreement also requires us to achieve certain minimum sales levels, to pay specified royalties and advertising on net sales, to pay certain minimum royalties and advertising and to maintain a minimum net worth.

BERNARD CHAUS, INC. AND SUBSIDIARIES
Results of Operations
The following table sets forth, for the periods indicated, certain items expressed as a percentage of net revenue.

	For the Three Months Ended		For the Six Months Ended
	December 31,	December 31,	December 31,	December 31,
	2008	2007	2008	2007
Net Revenue	100.0%	100.0%	100.0%	100.0%
Gross Profit	21.6%	20.8%	26.0%	25.7%
Selling, general and administrative expenses	34.1%	37.0%	30.8%	32.5%
Interest expense	1.1%	1.0%	0.9%	0.9%
Net loss	(13.7)%	(17.3)%	(5.8)%	(7.8)%
          Net revenues for the quarter ended December 31, 2008 increased by 2.7%, or $0.6 million, to $26.0 million from $25.4 million for the quarter ended December 31, 2007. Units sold increased by approximately 5.0% and the overall price per unit decreased by approximately 2.3%. Our revenues increased due to an increase in revenues in our licensed product lines ($5.1 million), and Chaus product lines ($0.5 million), partially offset by a decrease in revenues in our private label product lines ($4.0 million) and Cynthia Steffe product lines ($1.0 million). The decrease in revenues across our Chaus product lines and Cynthia Steffe product lines were due to a decrease in customer orders as a result of product realignment, competition and general business conditions in the women’s apparel sector. The decrease in revenues in the Company’s Chaus product lines was primarily attributable to a decrease in business with our club channel of distribution.
          Net revenues for the six months ended December 31, 2008 decreased by 1.6%, or $1.0 million, to $59.9 million from $60.9 million for the quarter ended December 31, 2007. Units sold increased by approximately 1.3% and the overall price per unit decreased by approximately 2.9%. Our revenues decreased due to a decrease in revenues in our private label product lines ($6.9 million), Cynthia Steffe product lines ($2.8 million), and Chaus product lines ($2.3 million) partially offset by an increase in revenues in our licensed product lines ($11.0 million). The decrease in revenues across most product lines were due to a decrease in customer orders as a result of product realignment, competition and general business conditions in the women’s apparel sector. The decrease in revenues in the Company’s Chaus product lines was primarily attributable to a decrease in business with our club channel of distribution.
          Gross profit for the quarter ended December 31, 2008 increased $0.3 million to $5.6 million as compared to $5.3 million for the quarter ended December 31, 2007 primarily attributable to an increase in revenues and overall gross profit percentage. The increase in gross profit dollars was primarily due to the increase in gross profit in our licensed product lines ($1.8 million), and our Chaus product lines ($0.3 million), partially offset by a decrease in gross profit in our private label product lines ($1.0 million) and Cynthia Steffe product lines ($0.8 million). The gross profit as a percentage of net revenue increased approximately 0.8% due to an increase in gross profit percentage across all product lines except our Cynthia Steffe product lines.
          Gross profit for the six months ended December 31, 2008 decreased $0.1 million to $15.6 million as compared to $15.7 million for the six months ended December 31, 2007 primarily attributable to a decrease in revenues. The decrease in gross profit dollars was primarily due to the decrease in gross profit in our Cynthia Steffe product lines ($1.9 million), in our Chaus product lines ($1.1 million), and our private label product lines ($1.1 million), partially offset by an increase in gross profit in our licensed product lines ($4.0 million). Gross profit as a percentage of net revenue remained approximately the same due to an increase in gross profit percentage in the Company’s licensed product lines and private label product lines offset by a decrease in gross profit percentage in the Company’s Chaus product lines and the Cynthia Steffe product lines.
          Selling, general and administrative (“SG&A”) expenses decreased by $0.5 million to $8.9 million (34.1% of net revenue) for the quarter ended December 31, 2008 from $9.4 million (37.0% of net revenue) for the quarter ended

BERNARD CHAUS, INC. AND SUBSIDIARIES
December 31, 2007. The main components of the decrease in SG&A expenses for the quarter ended December 31, 2008 were payroll and payroll related costs ($0.4 million), professional and consulting fees ($0.3 million) and miscellaneous income of approximately $0.4 million associated with insurance proceeds from a fire at our corporate office. These reductions were partially offset by an increase in design related costs of approximately $0.5 million. The decrease in payroll and payroll related costs were due to staff reductions during the second quarter of fiscal 2008.
          Selling, general and administrative (“SG&A”) expenses decreased by $1.3 million to $18.5 million (30.8% of net revenue) for the six months ended December 31, 2008 from $19.8 million (32.5% of net revenue) for the six months ended December 31, 2007. The main components of the decrease in SG&A expenses for the six months ended December 31, 2008 were payroll and payroll related costs ($1.0 million), professional and consulting fees ($0.7 million), and miscellaneous income of approximately $0.4 million associated with insurance proceeds from a fire at our corporate office. These reductions were partially offset by an increase in design related costs of approximately $0.7 million. The decrease in payroll and payroll related costs were due to staff reductions during the second quarter of fiscal 2008.
          Interest expense increased for the quarter ended December 31, 2008 as compared to the quarter December 31, 2007, primarily due to higher bank borrowings partially offset by lower interest rates. Interest expense was approximately the same for the six months ended December 31, 2008 as compared to the six months ended December 31, 2007.
          Our income tax provision for the quarter and the six months ended December 31, 2008 and December 31, 2007 includes provisions for state and local taxes and a deferred provision for the temporary differences associated with the Company’s indefinite-lived intangibles.
          We periodically review our historical and projected taxable income and consider available information and evidence to determine if it is more likely than not that a portion of the deferred tax assets will be realized. A valuation allowance is established to reduce the deferred tax assets to the amount that is more likely than not to be realized. As of December 31, 2008, June 30, 2008 and December 31, 2007, based upon our evaluation of taxable income and the current business environment, we recorded a full valuation allowance on our deferred tax assets including NOL’s. If we determine that a portion of the deferred tax assets will be realized in the future, that portion of the valuation allowance will be reduced and we will provide for an income tax benefit in our Statement of Operations at the effective tax rate. See discussion below under Critical Accounting Policies and Estimates regarding income taxes and the Company’s federal NOL carryforward.
Financial Position, Liquidity and Capital Resources
General
          Net cash used in operating activities was $7.9 million for the six months ended December 31, 2008 as compared to net cash used in operating activities of $4.1 million for the six months ended December 31, 2007. Net cash used in operating activities for the six month period of fiscal 2009 resulted primarily from a net loss ($3.5 million), an increase in due from factor ($15.6 million), an increase in inventories of ($3.8 million), partially offset by a decrease in accounts receivable ($13.2 million) and an increase in accounts payable ($1.2 million). Effective October 6, 2008, the Company factored substantially all its sales and as a result the accounts receivable was reduced ($13.2 million) and the due from factor increased ($15.6 million). The net increase of due from factor and accounts receivable ($2.4 million) was due to the increase in sales for the three months ended December 31, 2008 as compared to the three months ended June 30, 2008. Net cash used in operating activities for the six month period ended December 31, 2007 resulted primarily from a net loss ($4.7 million), a decrease in accounts payable ($3.2 million), a decrease in accrued expenses and long term liabilities ($2.0 million), offset by a decrease in accounts receivable and accounts receivable due from factor ($4.4 million), and a decrease in inventories ($0.8 million).
          Cash used in investing activities in the six months ended December 31, 2008 was $2, 000 compared to $91, 000 in the previous year. The purchases of fixed assets of approximately $194,000 for the six months ended December 31, 2008 consisted primarily of management information system replacements and upgrades. For the six months ended December 31, 2008, we received proceeds from insurance recovery of approximately $192,000. We anticipate capital expenditures in

BERNARD CHAUS, INC. AND SUBSIDIARIES
fiscal 2009 of approximately $300,000 primarily for management information system upgrades and other capital items. The unexpended portion of capital expenditures for the remainder of fiscal 2009 is approximately $100,000.
          Net cash provided by financing activities of $8.0 million for the six months ended December 31, 2008 was primarily the result of net proceeds from short-term bank borrowings of $8.4 million, offset by principal payments on the term loan of $0.4 million. Net cash provided by financing activities of $0.9 million for the six months ended December 31, 2007 was primarily the result of net proceeds from short-term bank borrowings of $1.8 million, partially offset by principal payments on term loan of $0.9 million.
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
          Initially, at our option, the New Revolving Facility may bear interest either at the JP Morgan Chase Bank Rate (“Prime Rate”) or the London Interbank Offered Rate (“LIBOR”). If we choose the Prime Rate, the interest on the New Revolving Facility accrues at a rate of 1/2 of 1% above the Prime Rate. If we choose LIBOR, the interest on the New Revolving Facility accrues at a rate of 3% above LIBOR. The interest rate as of December 31, 2008 was 3.75%. Amendment No. 1, as defined below, eliminates the LIBOR option for borrowing.
          Our obligations under the New Financing Agreement are secured by a first priority lien on substantially all of the Company’s assets, including accounts receivable, inventory, intangibles, equipment, and trademarks, and a pledge of the Company’s interest in its subsidiaries.
          The New Financing Agreement contains numerous financial and operational covenants, including limitations on additional indebtedness, liens, dividends, stock repurchases and capital expenditures. More specifically, we are required to maintain (i) specified levels of tangible net worth, (ii) minimum EBITDA, (iii) specified leverage ratios and (iv) specified levels of minimum borrowing availability under the New Revolving Facility. In the event of the early termination by the Company of the New Financing Agreement, we will be liable for termination fees of (a) 2.0% of the revolving credit limit if the New Financing Agreement terminates on or before the end of the first year, (b) 1.0% of the revolving credit limit if the New Financing Agreement terminates on or before the end of the second year, (c) 0.50% of the revolving credit limit if the New Financing Agreement terminates any time thereafter. However, the early termination fee will be waived if terminated 120 days from expiration date. The expiration of the New Financing Agreement is September 18, 2011. At December 31, 2008, we were not in compliance with all covenants. Refer to discussion under Future Financing Requirements.
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
          On December 31, 2008, we had $2.5 million of outstanding letters of credit and total availability of approximately $1.0 million, and $15.0 million revolving credit borrowings under the New Financing Agreement. At December 31, 2007, we had $4.7 million of outstanding letters of credit , total availability of approximately $11.0 million, a balance of $3.1 million on the Term Loan and $1.8 million in revolving credit borrowings under the Former Financing Agreement.

BERNARD CHAUS, INC. AND SUBSIDIARIES
Factoring Agreement
          On September 18, 2008, we entered into a new factoring agreement (the “New Factoring Agreement”) with CIT. The New Factoring Agreement is a non-recourse factoring agreement which provides notification factoring on substantially all of our sales beginning as of October 6, 2008. The proceeds of the New Factoring Agreement are assigned to CIT as collateral for all indebtedness, liabilities and obligations due CIT under the New Financing Agreement. A factoring commission based on various rates is charged on the gross face amount of all accounts with minimum fees as defined in the agreement. The New Factoring Agreement contains cross-default provisions with the New Financing Agreement-see Future Financing Requirements.
          Until September 18, 2008, one of our subsidiaries, CS Acquisition had a factoring agreement with CIT which provided for a factoring commission based on various sales levels. Such agreement had an annual minimum factoring fee of $50,000, and we were obligated to pay to CIT a collateral management fee of $5,000 a month.
Future Financing Requirements
          At December 31, 2008, we had working capital of $3.0 million as compared with working capital of $8.4 million at December 31, 2007. At December 31, 2008, the Company was not in compliance with a number of the financial covenants under its agreements with CIT. The Company and CIT entered into Amendment No. 1 to the New Financing Agreement (the “Amendment No. 1”) dated as of February 1, 2009. Amendment No. 1 modifies the New Financing Agreement by (i) eliminating the LIBOR option for borrowings; (ii) increasing the applicable margin rate by 0.5%; and (iii) adding certain covenant tests for the period ended and as of February 28, 2009. Additionally, Amendment No. 1 grants the Company a waiver with respect to our non-compliance for the quarter ended December 31, 2008. Under Amendment No. 1, CIT is continuing to provide funding to the Company in accordance with the agreements as described above.
          We are currently engaged in negotiations with CIT regarding a potential amendment to the terms of the agreements to revise these financial covenants for future periods. If we cannot achieve an acceptable amendment, we believe that we will be unable to meet the financial covenants for our third quarter, resulting in a default under the agreements. We have not yet reached an agreement with CIT, and there can be no guarantee that an agreement will be reached on terms acceptable to us. To the extent that CIT agrees to an amendment of these financial covenants, such amendment may result in interest being payable on all borrowings at higher interest rates. To the extent that we cannot reach an agreement with CIT or find alternative financing, we may not have sufficient cash flow from operations to meet our liquidity needs, and therefore, this will have a material adverse affect on our business, results of operations, liquidity and financial condition, and our ability to operate as a going concern.
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

BERNARD CHAUS, INC. AND SUBSIDIARIES
          Due from Factor and Accounts Receivable — The Company entered into a new factoring agreement on September 18, 2008 with CIT Group/Commercial Services, Inc. (“CIT”) whereby substantially all of its receivables were factored for sales beginning as of October 6, 2008. The factoring agreement is a non-recourse factoring agreement whereby CIT, based on credit approved orders, assumes the accounts receivable risk of the Company’s customers in the event of insolvency or non payment All other receivable risks for customer deductions that reduce the customer receivable balances are retained by the Company, including, but not limited to, allowable customer markdowns, operational chargebacks, disputes, discounts, and returns. These deductions have been recorded as a reduction of amounts due from factor. The Company receives payment on non-recourse factored receivables from CIT as of the earlier of: a) the date that CIT has been paid by the Company’s customers; b) the date of the customer’s longest maturity if the customer is in a bankruptcy or insolvency proceedings; or c) the last day of the third month following the customer’s longest maturity date if the receivable remains unpaid. The Company assumes the accounts receivable risk on sales factored to CIT but not approved by CIT as non-recourse which at December 2008 approximated $0.6 million. The Company also assumes the risk on accounts receivable which was approximately $0.1 million as of December 31, 2008. As of June 30, 2008 and December 31, 2007, Accounts Receivable was reduced by costs associated with potential returns of products, as well as allowable customer markdowns and operational chargebacks, net of expected recoveries of approximately $2.9 million and $3.1 million, respectively.
          Inventories — Inventories are stated at the lower of cost or market, cost being determined on the first-in, first-out method. The majority of our inventory purchases are shipped FOB shipping point from our suppliers. We take title and assume the risk of loss when the merchandise is received at the boat or airplane overseas. We record inventory at the point of such receipt at the boat or airplane overseas. Reserves for slow moving and aged merchandise are provided to adjust inventory costs based on historical experience and current product demand. Inventory reserves were $1.2 million at December 31, 2008, $0.7 million at June 30, 2008 and $0.9 million at December 31, 2007. Inventory reserves are based upon the level of excess and aged inventory and estimated recoveries on the sale of the inventory. While markdowns have been within expectations and the provisions established, we cannot guarantee that we will continue to experience the same level of markdowns as in the past.
          Valuation of Long-Lived Assets, Trademarks and Goodwill — Periodically we review the carrying value of our long-lived assets for continued impairment. This review is based upon projections of anticipated future undiscounted cash flows. While we believe that our estimates of future cash flows are reasonable, different assumptions regarding such cash flows could materially affect evaluations. We evaluate goodwill and trademarks at least annually or whenever events and changes in circumstances suggest that the carrying amount may not be recoverable from our estimated future cash flows. To the extent these future projections or our strategies change, the conclusion regarding impairment may differ from the current estimates. As of December 31,2008, and 2007, no impairment on long term assets has been recognized.
          Income Taxes — Results of operations have generated a federal tax net operating loss (“NOL”) carryforward of approximately $107.2 million as of June 30, 2008. Approximately 75% of the Company’s NOL carryforward expires between 2009 and 2012. Generally accepted accounting principles require that we record a valuation allowance against the deferred tax asset associated with this NOL if it is “more likely than not” that we will not be able to utilize it to offset future taxable income. As of December 31, 2008, based upon evaluation of our historical and projected results of operations, the current business environment and the magnitude of the NOL’s, we recorded a full valuation allowance on our deferred tax assets including NOL’s. The provision for income taxes primarily relates to provisions for state and local taxes and a deferred provision for temporary differences associated with indefinite lived intangibles. It is possible, however, that we could be profitable in the future at levels which cause us to conclude that it is more likely than not we will realize all or a portion of the NOL carryforward. Upon reaching such a conclusion, we would record the estimated net realizable value of the deferred tax asset at that time and would then provide for income taxes at a rate equal to our combined federal and state effective rates. Subsequent revisions to the estimated net realizable value of the deferred tax asset could cause our provision for income taxes to vary from period to period, although its cash tax payments would remain unaffected until the benefit of the NOL is utilized.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
          Interest Rate Risk — The Company is subject to market risk from exposure to changes in interest rates based primarily on its financing activities. The market risk inherent in the financial instruments represents the potential loss in

BERNARD CHAUS, INC. AND SUBSIDIARIES
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
          At December 31, 2008 and 2007, the carrying amounts of the Company’s revolving credit borrowings and term loan approximated fair value. As of December 31, 2008, the Company’s revolving credit borrowings bore interest at 3.75%. As of December 31, 2008, a hypothetical immediate 10% adverse change in prime interest rates relating to the Company’s revolving credit borrowings would have approximately a $0.1 million unfavorable impact on its earnings and cash flows over a one-year period.
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
          Each fiscal quarter the Company carries out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chairwoman and Chief Executive Officer, Chief Operating Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon the foregoing, the Company’s Chairwoman and Chief Executive Officer, Chief Operating Officer, and Chief Financial Officer, concluded that, as of December 31, 2008, the Company’s disclosure controls and procedures were effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s Exchange Act reports.
          During the fiscal quarter ended December 31, 2008, there has been no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Submission of Matters to a Vote of Security Holders.
(a)	The Annual Meeting of Stockholders of the Company was held on November 13, 2008 at 9:00 a.m.

(c)	At such meeting, the Stockholders voted on the election of three directors of the Company to serve until the next Annual Meeting of Stockholders and until their respective successors have been elected and qualified.

	Number of Shares
	For	Withheld
Harvey M. Krueger	36,077,172	700,414
Philip G. Barach	36,077,082	700,504
Josephine Chaus	36,072,067	705,519
The Stockholders also approved the Company’s 2008 Equity Incentive Plan (the “Incentive Plan”) that provides for the availability of additional shares for issuance under the Incentive Plan to attract and retain selected employees, directors and consultants and provide them with incentives and rewards for superior performance. The Incentive Plan replaces the 1998 Stock Option Plan that expired on October 29, 2007.

Number of Shares
For	Withheld
29,770,652	5,934,176
Item 5. Other Information.
The Company and CIT entered into Amendment No. 1 to the New Financing Agreement (the “Amendment No. 1”) dated as of February 1, 2009. Amendment No. 1 modifies the New Financing Agreement by (i)  eliminating the LIBOR option for borrowings; (ii) increasing the applicable margin rate by 0.5%; and (iii) adding certain covenant tests for the period ended and as of February 28, 2009. Additionally, Amendment No. 1 grants the Company a waiver with respect to our non-compliance for the quarter ended December 31, 2008. The foregoing description is qualified in its entirety by reference to Amendment No. 1, a copy of which is attached hereto as Exhibit 10.133 and is incorporated herein by reference.

BERNARD CHAUS, INC. AND SUBSIDIARIES
Item 6. Exhibits

*10.133	Amendment No. 1 to Amended and Restated Financing Agreement and Waiver, dated February 1, 2009, between the Company and the CIT Group/Commercial Services, Inc.

*31.1	Certification of Chief Executive Officer pursuant to Rule13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer pursuant to Rule13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Josephine Chaus, Chairwoman of the Board and Chief Executive Officer of Bernard Chaus, Inc.

*32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Barton Heminover, Chief Financial Officer of Bernard Chaus, Inc.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BERNARD CHAUS, INC. (Registrant)
Date: February 17, 2009	By:	/s/ Josephine Chaus
JOSEPHINE CHAUS
Chairwoman of the Board, and Chief Executive Officer

Date: February 17, 2009	By:	/s/ David Stiffman
DAVID STIFFMAN
Chief Operating Officer

Date: February 17, 2009	By:	/s/ Barton Heminover
BARTON HEMINOVER
Chief Financial Officer

BERNARD CHAUS, INC. AND SUBSIDIARIES
INDEX TO EXHIBITS

Exhibit Number	Exhibit Title

10.133	Amendment No. 1 to Amended and Restated Financing Agreement and waiver, dated February 1, 2009, between the Company and the CIT Group/Commercial Services, Inc.

31.1	Certification of Chief Executive Officer pursuant to Rule13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Josephine Chaus, Chairwoman of the Board and Chief Executive Officer of Bernard Chaus, Inc.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Barton Heminover, Chief Financial Officer of Bernard Chaus, Inc.