Form 10-Q
period 2009-03-31
CHAUS BERNARD INC
filed 2009-05-14
CIK 793983

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2009.
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been to such filing requirements for the past 90 days Yes ☑ No ☐.
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any , every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐.
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
                          (Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Date	Class	Shares Outstanding

May 13, 2009	Common Stock, $0.01 par value	37,481,373

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
BERNARD CHAUS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except number of shares and per share amounts)

	March 31,	June 30,	March 31,
	2009	2008	2008
	(Unaudited)	(*)	(Unaudited)
Assets
Current Assets
Cash	$70	$61	$72
Accounts receivable — net	82	13,350	20,152
Due from factor	22,122	839	1,091
Inventories — net	7,935	7,482	7,206
Prepaid expenses and other current assets	753	596	660

Total current assets	30,962	22,328	29,181
Fixed assets — net	1,276	2,053	2,153
Other assets	174	112	114
Trademarks	1,000	1,000	1,000
Goodwill	2,257	2,257	2,257

Total assets	$35,669	$27,750	$34,705

Liabilities and Stockholders’ Equity
Current Liabilities
Revolving credit borrowings	$17,103	$4,798	$8,454
Accounts payable	7,534	6,844	6,038
Accrued expenses	2,893	2,585	3,072
Term loan — current	—	2,225	2,650

Total current liabilities	27,530	16,452	20,214
Long term liabilities	710	386	252
Deferred income taxes	528	462	442

Total liabilities	28,768	17,300	20,908
Stockholders’ Equity
Preferred stock, $0.01 par value, authorized shares — 1,000,000; issued and outstanding shares — none	—	—	—
Common stock, $0.01 par value, authorized shares — 50,000,000; issued shares — 37,543,643 at March 31, 2009, June 30, 2008 and March 31, 2008	375	375	375
Additional paid-in capital	133,405	133,373	133,358
Deficit	(124,798)	(121,217)	(118,022)
Accumulated other comprehensive loss	(601)	(601)	(434)
Less: treasury stock at cost — 62,270 shares at March 31, 2009, June 30, 2008 and March 31, 2008	(1,480)	(1,480)	(1,480)

Total stockholders’ equity	6,901	10,450	13,797

Total liabilities and stockholders’ equity	$35,669	$27,750	$34,705

*	Derived from audited financial statements at June 30, 2008.
See accompanying notes to consolidated financial statements.

BERNARD CHAUS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except number of shares and per share amounts)

	For the Three Months Ended		For the Nine Months Ended
	March 31,	March 31,	March 31,	March 31,
	2009	2008	2009	2008
	(Unaudited)		(Unaudited)
Net revenue	$33,107	$32,686	$93,054	$93,608
Cost of goods sold	23,729	22,408	68,085	67,655

Gross profit	9,378	10,278	24,969	25,953
Selling, general and administrative expenses	9,265	9,768	27,726	29,594

Income (loss) from operations	113	510	(2,757)	(3,641)
Interest expense, net	207	220	729	747

Income (loss) before income tax provision	(94)	290	(3,486)	(4,388)
Income tax provision	32	30	95	95

Net income (loss)	$(126)	$260	$(3,581)	$(4,483)

Basic earnings (loss) per share	$(0.00)	$0.01	$(0.10)	$(0.12)

Diluted earnings (loss) per share	$(0.00)	$0.01	$(0.10)	$(0.12)

Weighted average number of shares outstanding- basic	37,481,000	37,473,000	37,481,000	37,412,000

Weighted average number of common and common equivalent shares outstanding- diluted	37,481,000	37,476,000	37,481,000	37,412,000

See accompanying notes to consolidated financial statements.

BERNARD CHAUS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Nine Months Ended
	March 31,	March 31,
	2009	2008
	(Unaudited)
Operating Activities
Net loss	$(3,581)	$(4,483)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	924	940
Loss on disposal of fixed assets	95	—
Stock compensation expense	32	28
Gain from insurance recovery	(384)	—
Proceeds from insurance recovery	92	—
Deferred income taxes	66	69
Changes in operating assets and liabilities:
Accounts receivable	13,268	(3,547)
Due from factor	(21,283)	547
Inventories	(453)	1,670
Prepaid expenses and other current assets	(147)	(9)
Accounts payable	690	(3,974)
Accrued expenses and long term liabilities	632	(1,605)

Net Cash Used in Operating Activities	(10,049)	(10,364)

Investing Activities
Purchases of fixed assets	(214)	(120)
Proceeds from insurance recovery	192	—

Net Cash Used in Investing Activities	(22)	(120)

Financing Activities
Net proceeds from revolving credit borrowings	10,505	8,454
Principal payments on term loan	(425)	(1,275)

Net Cash Provided by Financing Activities	10,080	7,179

Increase (decrease) in cash and cash equivalents	9	(3,305)
Cash and cash equivalents, beginning of period	61	3,377

Cash and cash equivalents, end of period	$70	$72

Supplemental Disclosure of Cash Flow Information:
Cash paid for:
Taxes	$23	$44

Interest	$673	$710

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
(UNAUDITED)
Nine Months Ended March 31, 2009 and March 31, 2008
     1. Business and Summary of Significant Accounting Policies
Business:
     Bernard Chaus, Inc. (the “Company” or “Chaus”) designs, arranges for the manufacture of and markets an extensive range of women’s career and casual sportswear principally under the JOSEPHINE CHAUS®, JOSEPHINE®, CHAUS®, CYNTHIA STEFFE®, and CYNTHIA CYNTHIA STEFFE® trademarks and under private label brand names. The Company’s products are sold nationwide through department store chains, specialty retailers, discount stores, wholesale clubs and other retail outlets. The Company’s CHAUS product lines sold through the department store channels are in the opening price points of the “better” category. The Company’s CYNTHIA STEFFE product lines are upscale contemporary women’s apparel lines sold through department stores and specialty stores. The Company’s private label product lines are designed and sold to various customers. The Company also has a license agreement with Kenneth Cole Productions, Inc. to manufacture and sell women’s sportswear under various labels. These products offer high-quality fabrications and styling at “better” price points. As used herein, fiscal 2009 refers to the fiscal year ended June 30, 2009 and fiscal 2008 refers to the fiscal year ended June 30, 2008.
Basis of Presentation:
     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and nine months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending June 30, 2009 (“fiscal 2009”) or any other period. The balance sheet at June 30, 2008 has been derived from the audited financial statements at that date. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2008.
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
Due from Factor and Accounts Receivable:
     The Company has a factoring agreement with CIT Group/Commercial Services, Inc. (“CIT”), see Note 3, whereby substantially all of its receivables were factored for sales beginning as of October 6, 2008. The factoring agreement is a non-recourse factoring agreement whereby CIT, based on credit approved orders, assumes the accounts receivable risk of the Company’s customers in the event of insolvency or non payment. All other receivable risks for customer deductions that reduce the customer receivable balances are retained by the Company, including, but not limited to, allowable customer markdowns, operational chargebacks, disputes, discounts, and returns. These deductions totaling approximately $3.0 million at March 31, 2009 have been recorded as a reduction of amounts due from factor. The Company receives payment on non-recourse factored receivables from CIT as of the earlier of: a) the date that CIT has been paid by the Company’s customers; b) the date of the customer’s longest maturity if the customer is in a bankruptcy or insolvency proceeding or c) the last day of the third month following the customer’s longest maturity date if the receivable remains unpaid. The Company assumes the accounts receivable risk on sales factored to CIT but not approved by CIT as non-recourse, which at March 31, 2009 approximated $0.5 million. The Company also assumes the risk on accounts receivable not factored to CIT which were approximately $0.1 million as of March 31, 2009. As of June 30, 2008 and March 31, 2008, accounts receivable were reduced by costs associated with potential returns of products, as well as allowable customer markdowns and operational chargebacks, net of expected recoveries of approximately $2.9 million.
Inventories:
     Inventories are stated at the lower of cost or market, cost being determined on the first-in, first-out method. The majority of the Company’s inventory purchases are shipped FOB shipping point from the Company’s suppliers. The Company takes title and assumes the risk of loss when the merchandise is received at the boat or airplane overseas. The Company records inventory at the point of such receipt at the boat or airplane overseas. Reserves for slow moving and aged merchandise are provided to adjust inventory costs based on historical experience and current product demand. Inventory reserves were approximately $1.2 million at March 31, 2009, $0.7 million at June 30, 2008 and $0.8 million at March 31, 2008. Inventory reserves are based upon the level of excess and aged inventory and the Company’s estimated recoveries on the sale of the inventory. While historical markdowns have been within expectations and the provisions established, the Company cannot guarantee that it will continue to experience the same level of markdowns as in the past.
Cash and Cash Equivalents:
     All highly liquid investments with an original maturity of three months or less at the date of purchase are classified as cash equivalents.

Long Lived Assets, Trademarks and Goodwill :
     Periodically we review the carrying value of our long-lived assets for continued impairment. This review is based upon projections of anticipated future undiscounted cash flows. While we believe that our estimates of future cash flows are reasonable, different assumptions regarding such cash flows could materially affect evaluations. We evaluate goodwill and trademarks at least annually at fiscal year end or whenever events and changes in circumstances suggest that the carrying amount may not be recoverable from our estimated future cash flows. To the extent these future projections or our strategies change, the conclusion regarding impairment may differ from the current estimates. As of March 31, 2009, and 2008, no impairment on long term assets has been recognized.
Income Taxes:
     The Company accounts for income taxes under the asset and liability method in accordance with SFAS No. 109, “Accounting for Income Taxes.” Deferred income taxes reflect the future tax consequences of differences between the tax bases of assets and liabilities and their financial reporting amounts at year-end. The Company periodically reviews its historical and projected taxable income and considers available information and evidence to determine if it is more likely than not that a portion of the deferred tax assets will be realized. A valuation allowance is established to reduce the deferred tax assets to the amount that is more likely than not to be realized. As of March 31, 2009, June 30, 2008 and March 31, 2008 based upon its evaluation of the Company’s historical and projected results of operations, the current business environment and the magnitude of the net operating loss (“NOL”), the Company recorded a full valuation allowance on its deferred tax assets. If the Company determines that it is more likely than not that a portion of the deferred tax assets will be realized in the future, that portion of the valuation allowance will be reduced and the Company will provide for an income tax benefit in the Statement of Operations at its estimated effective tax rate.
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

	For the Three Months		For the Nine Months
	Ended		Ended
	March 31,	March 31,	March 31,	March 31,
Denominator for earnings (loss) per share (in millions):	2009	2008	2009	2008
Denominator for basic earnings (loss) per share weighted-average shares outstanding	37.5	37.5	37.5	37.4
Assumed exercise of potential common shares	—	—	—	—

Denominator for diluted earnings (loss) per share	37.5	37.5	37.5	37.4

     Options to purchase approximately 992,000 common shares were excluded from the computation of diluted earnings per share for the three and nine months ended March 31, 2009 because their effect would be anti-dilutive due to their exercise price being greater than the average market price. Potentially dilutive shares of 3,000 were included in the calculation of diluted earnings per share for the three months ended March 31, 2008. Potentially dilutive shares of 156,000 were not included in the calculation of diluted net loss per share for the nine months ended March 31, 2008, as their inclusion would be anti-dilutive.
New Accounting Pronouncements:
     In September 2006, the Financial Accounting Standard Board (“FASB”) issued SFAS 157 “Fair Value Measurement” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Positions (“FSP”) 157-1, which amends SFAS 157 to remove leasing transactions accounted for under SFAS 13, “Accounting for Leases,” and FSP 157-2, which deferred the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis to fiscal years beginning after November 15, 2008. The Company adopted SFAS 157 on July 1, 2008. The adoption of SFAS 157 for financial assets and liabilities did not have a material impact on the Company’s consolidated financial statements because the Company does not maintain investments or derivative instruments. The Company does not believe the adoption of SFAS 157 for nonfinancial assets and liabilities, effective July 1, 2009, will have a material impact on our consolidated financial statements.
     In February 2007, FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which amends the accounting for assets and liabilities in financial statements in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. This Statement does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. Entities that choose the fair value option will recognize unrealized gains and losses on items for which the fair value option was elected in earnings at each subsequent reporting date. The Company adopted SFAS 159 on July 1, 2008. The Company has currently chosen not to elect the fair value option for any items that are not already required to be measured at fair value in accordance with accounting principles generally accepted in the United States.
     In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company does not have any noncontrolling interests in subsidiaries and believes that SFAS 160 will not have a material impact on its financial statements.
     In December 2007, the FASB issued SFAS 141 (Revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R establishes principles and requirements for the reporting entity in a business combination, including recognition and measurement in the financial statements of the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS 141R also establishes disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, and interim periods within those fiscal years.
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
     In May 2008, the FASB issued SFAS 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. The Company adopted SFAS 162 on November 15, 2008, the effective date, and the adoption did not have a material effect on the consolidated financial statements.
     In May 2008, the FASB issued SFAS 163, “Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60” (“SFAS 163”). SFAS 163 requires recognition of an insurance claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years. Early application is not permitted. The Company’s adoption of SFAS 163 will not have a material impact on its financial statements.
     In December 2008, the FASB issued FASB Staff Position No. 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP 132(R)- 1”) which expands the disclosure requirements about plan assets for pension plans, postretirement medical plans, and other funded postretirement plans. Specifically, the rules require disclosure of: i) how investment allocation decisions are made by management; ii) major categories of plan assets; iii) significant concentrations of credit risk within plan assets; iv) the level of the fair value hierarchy in which the fair value measurements of plan assets fall (i.e. level 1, level 2 or level 3); v) information about the inputs and valuation techniques used to measure the fair value of plan assets; and vi) a reconciliation of the beginning and ending balances of plan assets valued with significant unobservable inputs (i.e. level 3 assets). FSP 132(R)-1 is required to be adopted by the Company in fiscal 2010. The Company is currently evaluating the provisions of this new standard and has not determined the impact of adoption on the consolidated financial statements at this time.

     2. Inventories — net

	March 31,	June 30,	March 31,
	2009	2008	2008
	(unaudited)	(in thousands)	(unaudited)
		(*)
Raw materials	$339	$172	$292
Work-in-process	142	29	65
Finished goods	7,453	7,281	6,849

Total	$7,934	$7,482	$7,206

*	Derived from audited financial statements at June 30, 2008.
     Inventories are stated at the lower of cost, using the first in first-out (FIFO) method, or market. Included in finished goods inventories is merchandise in transit of approximately $2.2 million at March 31, 2009, $3.8 million at June 30, 2008 and $2.5 million at March 31, 2008.
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
     Initially, at the option of the Company, the New Revolving Facility provided for interest either at the JP Morgan Chase Bank Rate (“Prime Rate”) or the London Interbank Offered Rate (“LIBOR”). If the Company chose the Prime Rate, the interest on the New Revolving Facility accrues at a rate of 0.5 % above the Prime Rate. If the Company chose LIBOR, the interest on the New Revolving Facility accrues at a rate of 3% above LIBOR. The interest rate as of March 31, 2009 was 4.25%. Amendment No. 1, as defined below, eliminated the LIBOR option for borrowing and increased the applicable margin by 0.5% and the letter agreement, as described below, further increased the applicable margin by 1%.
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
     The New Financing Agreement contains numerous financial and operational covenants, including limitations on additional indebtedness, liens, dividends, stock repurchases and capital expenditures. At December 31, 2008, the Company was not in compliance with a number of the financial covenants under its agreements with CIT. On February 1, 2009, the Company and CIT entered into Amendment No. 1, to the New Financing Agreement (the “Amendment No. 1”) which modified the New Financing Agreement by (i) eliminating the LIBOR option for borrowings; (ii) increasing the applicable margin rate by 0.5%; and (iii) adding certain covenant tests as of and for the period ended February 28, 2009. Additionally, Amendment No. 1 granted the Company a waiver with respect to its non-compliance for the quarter ended December 31, 2008. The Company is currently in default of Amendment No.1 regarding certain covenant tests as of and for the period ended February 28, 2009. In addition the Company is in default of the New Financing Agreement regarding certain covenant tests as of and for the period ended March 31, 2009. The Company has been advised by CIT that although the Company is not in compliance with certain financial covenants under the New Financing Agreement and is therefore in default, CIT is not terminating the New Financing Agreement, and, without waiving those defaults, will continue to operate under, and provide funding in accordance with the New Financing Agreement at CIT’s discretion.
     On May 12, 2009, the Company entered into a letter agreement with CIT further amending the New Financing Agreement, effective as of May 1, 2009, to (i) increase the applicable margin rate for base rate loans under the New Financing Agreement to 2% and (ii) increase the guaranty fees for our letters of credit.
     The Company is currently engaged in negotiations with CIT regarding a potential amendment to the terms of the agreements to revise the financial covenants for future periods. If the Company cannot achieve an acceptable amendment, it believes that it will be unable to meet the financial covenants for its fourth quarter, resulting in an additional default under the agreements. As a result, CIT may, in its sole discretion halt any and all obligations to make loans, advances and extensions of credit. Upon the continuance of such non-compliance, CIT may in its sole discretion (i) declare that all financial obligations are due and immediately payable; (ii) terminate the New Financing Agreement; and (iii) require that all outstanding and future financial obligations incur a higher default interest rate. To the extent that the Company cannot reach an agreement with CIT or find alternative financing, it will not have sufficient cash flow from operations to meet its liquidity needs, and therefore, this will have a material adverse affect on its business, results of operations, liquidity and financial condition, and its ability to operate as a going concern.
     Until September 18, 2008, the Company operated under the Former Financing Agreement with CIT which provided the Company with a $40 million revolving line of credit (the “Former Revolving Facility”), a $25 million sublimit for letters of credit, and a term loan (the “Term Loan”). The Former Financing Agreement bore interest at (i) on the Former Revolving Facility, at a rate of 0.5% above the Prime Rate and (ii) on the Term Loan, at a rate of 1% above the Prime Rate.
     The Term loan was paid down in quarterly installments of $425,000 with a balloon payment of $1.8 million which would have been due on October 1, 2008 but was assumed by the New Financing Agreement. The Company’s obligations under the Former Financing Agreement were secured by the same assets as the New Financing Agreement.
     On March 31, 2009, the Company had $0.9 million of outstanding letters of credit, total availability of approximately $2.5 million, and $17.1 million of revolving credit borrowings under the New Financing Agreement. At March 31, 2008, the Company had $2.0 million of outstanding letters of credit, total availability of approximately $11.7 million, a balance of $2.7 million on the Term Loan and $8.5 million of revolving credit borrowings under the Former Financing Agreement.
Factoring Agreement
     On September 18, 2008, the Company entered into a new factoring agreement with CIT which was amended on May 12, 2009 (the “New Factoring Agreement”). The New Factoring Agreement is a non-recourse agreement which provides notification factoring on substantially all of the Company’s sales. The proceeds of the New Factoring Agreement are assigned to CIT as collateral for all indebtedness, liabilities and obligations due CIT under the New Financing Agreement. A factoring commission based on various rates is charged on the gross face amount of all accounts with minimum fees as defined in the agreement. The New Factoring Agreement contains cross-default provisions with the New Financing Agreement-see Financing Agreements above.
     Prior to September 18, 2008, one of the Company’s subsidiaries, CS Acquisition, had a factoring agreement with CIT which provided for a factoring commission based on various sales levels.

     4. Pension Plan
     Components of Net Periodic Benefit Cost:

	For the Three Months		For the Nine Months
	Ended		Ended
	March 31,	March 31,	March 31,	March 31,
	2009	2008	2009	2008
	(Unaudited)		(Unaudited)
	(In Thousands)		(In Thousands)
Service cost	$4	$6	$12	$18
Interest cost	28	27	84	81
Expected return on plan assets	(32)	(33)	(96)	(99)
Amortization of net loss	11	6	33	18

Net periodic benefit cost	$11	$6	$33	$18

     Employer Contributions
     For the nine months ended March 31, 2009, the Company’s contribution to the pension plan was $106,000. The Company anticipates no additional contributions to fund its pension plan in fiscal 2009.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
     We undertake no obligation (and expressly disclaim any such obligation) to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. You are advised, however, to consult any further disclosures we make on related subjects in our filings with the United States Securities and Exchange Commission (“SEC”), all of which are available in the SEC EDGAR database at www.sec.gov and from us if requested in writing to our Chief Financial Officer at 65 Enterprise Avenue South, Secaucus, New Jersey 07094.
     Unless the context otherwise requires, the terms “Company,” “we,” “us” and “our” refer to Bernard Chaus, Inc.
Overview
     The Company designs, arranges for the manufacture of and markets an extensive range of women’s career and casual sportswear principally under the JOSEPHINE CHAUS®, JOSEPHINE®, CHAUS®, CYNTHIA STEFFE®, and CYNTHIA CYNTHIA STEFFE® trademarks and under private label brand names. Our products are sold nationwide through department store chains, specialty retailers, off price retailers, wholesale clubs and other retail outlets. On June 13, 2005, we entered into a license agreement (the “License Agreement”) with Kenneth Cole Productions (LIC), Inc. (“KCP” or the “Licensor”), which was subsequently amended in September and December 2007. The License Agreement as amended grants us an exclusive license to design, manufacture, sell and distribute women’s sportswear under the Licensor’s trademark KENNETH COLE REACTION and KENNETH COLE NEW YORK (cream label) in the United States in the women’s better sportswear and better petite sportswear department of approved department stores and approved specialty retailers and UNLISTED and UNLISTED, A KENNETH COLE PRODUCTION brands (the “Unlisted Brands”). We began initial shipments of the KENNETH COLE REACTION line in December 2005 and transitioned from the KENNETH COLE REACTION label to the KENNETH COLE NEW YORK (cream label) for department stores and specialty stores in the first quarter of fiscal 2009. The agreement includes an option for the Company to extend the term for an additional 3 years provided the Company meets certain conditions in the agreement. The initial term of the License Agreement will expire on June 30, 2012, except for the Unlisted Brands which expired at the end of calendar 2008, with an extension beyond 2008 subject to the approval of KCP. KCP has provided additional approval for specific products in calendar 2009. While KCP retains the ability to sell products bearing the mark KENNETH COLE NEW YORK (black label) in the same channels, it is expected that products bearing the cream label and products bearing the black label will not typically be sold in the same stores. It is also the expectation of the parties that in the stores where the cream label and black label lines overlap, the black label products will be sold in different and more exclusive departments and will have a distinctly higher price point than the cream label products. The License Agreement permits early termination by us or the Licensor under certain circumstances. We have the option to renew the License Agreement for an additional term of three years if we meet specified sales targets and are in compliance with the License Agreement. The License Agreement also requires us to achieve certain minimum sales levels, to pay specified royalties and advertising on net sales, to pay certain minimum royalties and advertising and to maintain a minimum net worth.
Results of Operations
     The following table sets forth, for the periods indicated, certain items expressed as a percentage of net revenue.

	For the Three Months Ended		For the Nine Months Ended
	March 31,	March 31,	March 31,	March 31,
	2009	2008	2009	2008
Net Revenue	100.0%	100.0%	100.0%	100.0%
Gross Profit	28.3%	31.4%	26.8%	27.7%
Selling, general and administrative expenses	28.0%	29.9%	29.8%	31.6%
Interest expense	0.6%	0.7%	0.8%	0.8%
Net income (loss)	(0.4)%	0.8%	(3.8)%	(4.8)%
     Net revenues for the quarter ended March 31, 2009 increased by 1.3%, or $0.4 million, to $33.1 million from $32.7 million for the quarter ended March 31, 2008. Units sold increased by approximately 19.6% and the overall price per unit decreased by approximately 15.3%. Our revenues increased due to an increase in revenues in our Chaus product lines ($3.0 million) and our licensed product lines ($0.5 million), partially offset by a decrease in revenues in our Cynthia Steffe product lines ($2.6 million) and our private label product lines ($0.5 million). The increase in revenues in our Chaus product lines was primarily attributable to an increase in business in our department store and club channels of distribution partially offset by a decrease in our discount channel of distribution. The decrease in business in our Cynthia Steffe product lines were due to a decrease in customer orders as a result of product realignment, competition and general business conditions in the women’s apparel sector.
     Net revenues for the nine months ended March 31, 2009 decreased by 0.6%, or $0.6 million, to $93.0 million from $93.6 million for the nine months ended March 31, 2008. Units sold increased by approximately 8.0% and the overall price per unit decreased by approximately 7.9%. Our revenues decreased due to a decrease in revenues in our Cynthia Steffe product lines ($5.4 million), private label product lines ($7.5 million), partially offset by an increase in revenues in our Chaus product lines ($0.7 million) and our licensed product lines ($11.6 million). The decrease in revenues in our Cynthia Steffe and Private label product lines were due to a decrease in customer orders as a result of product realignment, competition and general business conditions in the women’s apparel sector. The increase in revenues in our licensed product lines was due to an increase in all channels of distribution.
     Gross profit for the quarter ended March 31, 2009 decreased $0.9 million to $9.4 million as compared to $10.3 million for the quarter ended March 31, 2008 primarily due to a decrease in gross profit in our Cynthia Steffe product lines ($1.7 million) and our private label product lines ($0.2 million), partially offset by an increase in gross profit in our Chaus product lines ($0.9 million) and our licensed product lines ($0.1 million). The gross profit as a percentage of net revenue decreased approximately 3.1%

primarily due to a decrease in gross profit percentage in our Cynthia Steffe product lines partially offset by an increase in gross profit percentage in our Chaus product lines.
     Gross profit for the nine months ended March 31, 2009 decreased $1.0 million to $25.0 million as compared to $26.0 million for the nine months ended March 31, 2008. The decrease in gross profit dollars was primarily attributable to the decrease in gross profit in our Cynthia Steffe product lines ($3.6 million), partially offset by an increase in gross profit in our private label product lines ($1.0 million), our Chaus product lines ($1.0 million), and our licensed product lines ($0.6 million). Gross profit as a percentage of net revenue decreased approximately 0.9% due to a decrease in gross profit percentage in our Cynthia Steffe product lines partially offset by an increase in gross profit percentage in our private label product lines.
     Selling, general and administrative (“SG&A”) expenses decreased by $0.5 million to $9.3 million (28.0% of net revenue) for the quarter ended March 31, 2009 from $9.8 million (29.9% of net revenue) for the quarter ended March 31, 2008. The main components of the decrease in SG&A expenses for the quarter ended March 31, 2009 were professional and consulting fees ($0.1 million) marketing and advertising expense ($0.1 million), design related costs ($0.1 million), and payroll and payroll related costs ($0.1 million). Payroll and payroll related costs for the quarter ended March 31, 2009 includes approximately $0.3 million of severance costs as a result of staff reductions in January 2009.
     Selling, general and administrative (“SG&A”) expenses decreased by $1.9 million to $27.7 million (29.8% of net revenue) for the nine months ended March 31, 2009 from $29.6 million (31.6% of net revenue) for the nine months ended March 31, 2008. The main components of the decrease in SG&A expenses for the nine months ended March 31, 2009 were payroll and payroll related costs ($1.1 million), professional and consulting fees ($0.8 million), and miscellaneous income of approximately $0.4 million associated with insurance proceeds from a fire at our corporate office. These reductions were partially offset by an increase in design related costs of approximately $0.6 million. The decrease in payroll and payroll related costs were due to staff reductions. Payroll and payroll related costs for the nine months ended March 31, 2009 includes approximately $0.5 million of severance costs as a result of staff reductions.
     Interest expense was approximately the same for the quarter and the nine months ended March 31, 2009 as compared to the quarter and nine months ended March 31, 2008. Higher bank borrowings were offset by lower interest rates.
     Our income tax provision for the quarter and the nine months ended March 31, 2009 and March 31, 2008 includes provisions for state and local taxes and a deferred provision for the temporary differences associated with the Company’s indefinite-lived intangibles.
     We periodically review our historical and projected taxable income and consider available information and evidence to determine if it is more likely than not that a portion of the deferred tax assets will be realized. A valuation allowance is established to reduce the deferred tax assets to the amount that is more likely than not to be realized. As of March 31, 2009, June 30, 2008 and March 31, 2008, based upon our evaluation of taxable income and the current business environment, we recorded a full valuation allowance on our deferred tax assets including NOL’ s. If we determine that a portion of the deferred tax assets will be realized in the future, that portion of the valuation allowance will be reduced and we will provide for an income tax benefit in our Statement of Operations at the effective tax rate. See discussion below under Critical Accounting Policies and Estimates regarding income taxes and the Company’s federal NOL carryforward.

Financial Position, Liquidity and Capital Resources
General
     Net cash used in operating activities was $10.1 million for the nine months ended March 31, 2009 as compared to net cash used in operating activities of $10.4 million for the nine months ended March 31, 2008. Net cash used in operating activities for the nine month period of fiscal 2009 resulted primarily from a net loss ($3.6 million), an increase in due from factor ($21.3 million), partially offset by a decrease in accounts receivable ($13.3 million), an increase in accounts payable ($0.7 million) and an increase in accrued expenses and long term liabilities ($0.6 million). Effective October 6, 2008, the Company factored substantially all its sales, and as a result, the accounts receivable decreased and the due from factor increased. The net increase of due from factor and accounts receivable ($8.0 million) was due to the increase in sales for the three months ended March 31, 2009 as compared to the three months ended June 30, 2008. Net cash used in operating activities for the nine month period ended March 31, 2008 resulted primarily from a net loss ($4.5 million), a decrease in accounts payable ($4.0 million), an increase in accounts receivable ($3.5 million), partially offset by a decrease in inventories ($1.7 million).
     Net cash used in investing activities in the nine months ended March 31, 2009 was $18,000 compared to $120,000 in the previous year. The purchases of fixed assets of approximately $210,000 for the nine months ended March 31, 2009 consisted primarily of management information system replacements and upgrades. For the nine months ended March 31, 2009, we received proceeds from insurance recovery of approximately $192,000. We anticipate capital expenditures in fiscal 2009 of approximately $250,000 primarily for management information system upgrades and other capital items. The unexpended portion of capital expenditures for the remainder of fiscal 2009 is approximately $40,000.
     Net cash provided by financing activities of $10.1 million for the nine months ended March 31, 2009 was primarily the result of net proceeds from short-term bank borrowings of $10.5 million, offset by principal payments on the term loan of $0.4 million. Net cash provided by financing activities of $7.2 million for the nine months ended March 31, 2008 was primarily the result of net proceeds from short-term bank borrowings of $8.5 million, partially offset by principal payments on term loan of $1.3 million.
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
     Initially, at our option, the New Revolving Facility provided for interest either at the JP Morgan Chase Bank Rate (“Prime Rate”) or the London Interbank Offered Rate (“LIBOR”). If we chose the Prime Rate, the interest on the New Revolving Facility accrues at a rate of 0.5% above the Prime Rate. If we chose LIBOR, the interest on the New Revolving Facility accrues at a rate of 3% above LIBOR. The interest rate as of March 31, 2009 was 4.25%. Amendment No. 1, as defined below, eliminated the LIBOR option for borrowing and increased the applicable margin by 0.5% and the letter agreement as described below further increased the applicable margin by 1%.
     Our obligations under the New Financing Agreement are secured by a first priority lien on substantially all of the Company’s assets, including accounts receivable, inventory, intangibles, equipment, and trademarks, and a pledge of the Company’s interest in its subsidiaries.

     The New Financing Agreement contains numerous financial and operational covenants, including limitations on additional indebtedness, liens, dividends, stock repurchases and capital expenditures. More specifically, we are required to maintain (i) specified levels of tangible net worth, (ii) minimum EBITDA, (iii) specified leverage ratios and (iv) specified levels of minimum borrowing availability under the New Revolving Facility. In the event of the early termination by the Company of the New Financing Agreement, we will be liable for termination fees of (a) 2.0% of the revolving credit limit if the New Financing Agreement terminates on or before the end of the first year, (b) 1.0% of the revolving credit limit if the New Financing Agreement terminates on or before the end of the second year, (c) 0.5% of the revolving credit limit if the New Financing Agreement terminates any time thereafter. However, the early termination fee will be waived if terminated 120 days from expiration date. The expiration of the New Financing Agreement is September 18, 2011. At March 31, 2009, we were not in compliance with all covenants. Refer to discussion under Future Financing Requirements.
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
     On March 31, 2009, we had $0.9 million of outstanding letters of credit and total availability of approximately $2.5 million, and $17.1 million revolving credit borrowings under the New Financing Agreement. At March 31, 2008, we had $2.0 million of outstanding letters of credit, total availability of approximately $11.7 million, a balance of $2.7 million on the Term Loan and $8.5 million in revolving credit borrowings under the Former Financing Agreement.
Factoring Agreement
     On September 18, 2008, we entered into a new factoring agreement with CIT which was amended on May 12, 2009 (the “New Factoring Agreement”). The New Factoring Agreement is a non-recourse agreement which provides notification factoring on substantially all of our sales. The proceeds of the New Factoring Agreement are assigned to CIT as collateral for all indebtedness, liabilities and obligations due CIT under the New Financing Agreement. A factoring commission based on various rates is charged on the gross face amount of all accounts with minimum fees as defined in the agreement. The New Factoring Agreement contains cross-default provisions with the New Financing Agreement. See Future Financing Requirements.
     Prior to September 18, 2008, one of our subsidiaries, CS Acquisition had a factoring agreement with CIT which provided for a factoring commission based on various sales levels.
Future Financing Requirements
     At December 31, 2008, we were not in compliance with a number of the financial covenants under our agreements with CIT. On February 1, 2009, the Company and CIT entered into Amendment No. 1 to the New Financing Agreement (the “Amendment No. 1”) which modified the New Financing Agreement by (i) eliminating the LIBOR option for borrowings; (ii) increasing the applicable margin rate by 0.5%; and (iii) adding certain covenant tests as of and for the period ended February 28, 2009. Additionally, Amendment No. 1 granted the Company a waiver with respect to our non-compliance for the quarter ended December 31, 2008. The Company is currently in default of Amendment No.1 regarding certain covenant tests as of and for the period ended February 28, 2009. In addition the Company is in default of the New Financing Agreement regarding certain covenant tests as of and for the period ended March 31, 2009. The Company has been advised by CIT that although the Company is not in compliance with certain financial covenants under the New Financing Agreement and is therefore in default. CIT is not terminating the New Financing Agreement, and, without waiving those defaults, will continue to operate under, and provide funding in accordance with the New Financing Agreement at CIT’s discretion.
     On May 12, 2009, we entered into a letter agreement with CIT further amending the New Financing Agreement, effective as of May 1, 2009, to (i) increase the applicable margin rate for base rate loans under the New Financing Agreement to 2% and (ii) increase the guaranty fees for our letters of credit.
     We are currently engaged in negotiations with CIT regarding a potential amendment to the terms of the agreements to revise financial covenants for future periods. If we cannot achieve an acceptable amendment, we believe that we will be unable to meet the financial covenants for our fourth quarter, resulting in an additional default under the agreements. As a result, CIT may, in its sole discretion halt any and all obligations to make loans, advances and extensions of credit. Upon the continuance of such non-compliance, CIT may in its sole discretion (i) declare that all financial obligations are due and immediately payable; (ii) terminate the New Financing Agreement; and (iii) require that all outstanding and future financial obligations incur a higher default interest rate. To the extent that we cannot reach an agreement with CIT or find alternative financing, we will not have sufficient cash flow from operations to meet our liquidity needs, and therefore, this will have a material adverse affect on our business, results of operations, liquidity and financial condition, and our ability to operate as a going concern.
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
     Due from Factor and Accounts Receivable — The Company has a factoring agreement with CIT whereby substantially all of its receivables are factored The factoring agreement is a non-recourse factoring agreement whereby CIT, based on credit approved orders, assumes the accounts receivable risk of the Company’s customers in the event of insolvency or non payment All other receivable risks for customer deductions that reduce the customer receivable balances are retained by the Company, including, but not limited to, allowable customer markdowns, operational chargebacks, disputes, discounts, and returns. These deductions totaling approximately $3.0 million as of March 31, 2009 have been recorded as a reduction of amounts due from factor. The Company receives payment on non-recourse factored receivables from CIT as of the earlier of: a) the date that CIT has been paid by the Company’s customers; b) the date of the customer’s longest maturity if the customer is in a bankruptcy or insolvency proceedings; or c) the last day of the third month following the customer’s longest maturity date if the receivable remains unpaid. The Company assumes the accounts receivable risk on sales factored to CIT but not approved by CIT as non-recourse which at March 31, 2009 approximated $0.5 million. The Company also assumes the risk on accounts receivable not factored to CIT which was approximately $0.1 million as of March 31, 2009. As of June 30, 2008 and March 31, 2008, Accounts Receivable was reduced by costs associated with potential returns of products, as well as allowable customer markdowns and operational chargebacks, net of expected recoveries of approximately $2.9 million.
     Inventories — Inventories are stated at the lower of cost or market, cost being determined on the first-in, first-out method. The majority of our inventory purchases are shipped FOB shipping point from our suppliers. We take title and assume the risk of loss when the merchandise is received at the boat or airplane overseas. We record inventory at the point of such receipt at the boat or airplane overseas. Reserves for slow moving and aged merchandise are provided to adjust inventory costs based on historical experience and current product demand. Inventory reserves were $1.2 million at March 31, 2009, $0.7 million at June 30, 2008 and $0.8 million at March 31, 2008. Inventory reserves are based upon the level of excess and aged inventory and estimated recoveries on the sale of the inventory. While historical markdowns have been within expectations and the provisions established, we cannot guarantee that we will continue to experience the same level of markdowns as in the past.
     Valuation of Long-Lived Assets, Trademarks and Goodwill — Periodically we review the carrying value of our long-lived assets for continued impairment. This review is based upon projections of anticipated future undiscounted cash flows. While we believe that our estimates of future cash flows are reasonable, different assumptions regarding such cash flows could materially affect evaluations. We evaluate goodwill and trademarks at least annually at fiscal year end or whenever events and changes in circumstances suggest that the carrying amount may not be recoverable from our estimated future cash flows. To the extent these future projections or our strategies change, the conclusion regarding impairment may differ from the current estimates. As of March 31, 2009, and 2008, no impairment on long term assets has been recognized.
     Income Taxes — Results of operations have generated a federal tax net operating loss (“NOL”) carryforward of approximately $107.2 million as of June 30, 2008. Approximately 75% of the Company’s NOL carryforward expires between 2009 and 2012. Generally accepted accounting principles require that we record a valuation allowance against the deferred tax asset associated with this NOL if it is “more likely than not” that we will not be able to utilize it to offset future taxable income. As of March 31, 2009, based upon evaluation of our historical and projected results of operations, the current business environment and the magnitude of the NOL’ s, we recorded a full valuation allowance on our deferred tax assets including NOL’s. The provision for income taxes primarily relates to provisions for state and local taxes and a deferred provision for temporary differences associated with indefinite lived intangibles. It is possible, however, that we could be profitable in the future at levels which cause us to conclude that it is more likely than not we will realize all or a portion of the NOL carryforward. Upon reaching such a conclusion, we would record the estimated net realizable value of the deferred tax asset at that time and would then provide for income taxes at a rate equal to our combined federal and state effective rates. Subsequent revisions to the estimated net realizable value of the deferred tax asset could cause our provision for income taxes to vary from period to period, although its cash tax payments would remain unaffected until the benefit of the NOL is utilized.
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
     At March 31, 2009 and 2008, the carrying amounts of the Company’s revolving credit borrowings and term loan approximated fair value. As of March 31, 2009, the Company’s revolving credit borrowings bore interest at 4.25%. As of March 31, 2009, a hypothetical immediate 10% adverse change in prime interest rates relating to the Company’s revolving credit borrowings would have approximately a $0.1 million unfavorable impact on its earnings and cash flows over a one-year period.
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
     Each fiscal quarter the Company carries out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chairwoman and Chief Executive Officer, Chief Operating Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon the foregoing, the Company’s Chairwoman and Chief Executive Officer, Chief Operating Officer, and Chief Financial Officer, concluded that, as of March 31, 2009, the Company’s disclosure controls and procedures were effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s Exchange Act reports.
     During the fiscal quarter ended March 31, 2009, there has been no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
None.
Item 1A. Risk Factors.
     There are many factors that affect our business and the results of our operations. In addition to the risk factors discussed in Future Financing Requirements and the other information set forth in this quarterly report, you should carefully read and consider “Item 1A. Risk Factors” in Part I, and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, of our Annual Report on Form 10-K for the year ended June 30, 2008, which contain a description of significant factors that might cause the actual results of operations in future periods to differ materially from those currently expected or desired.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Submission of Matters to a Vote of Security Holders.
None.
Item 5. Other Information.
None.
Item 6. Exhibits.
10.1	Amendment to the Financing Agreement by and among Bernard Chaus, Inc., Cynthia Steffe Acquisition LLC, S.L. Danielle Acquisition, LLC and The CIT Group/Commercial Services, Inc., dated May 12, 2009.

10.2	Amendment to the Factoring Agreement by and among Bernard Chaus, Inc., Cynthia Steffe Acquisition LLC, S.L. Danielle Acquisition, LLC and The CIT Group/Commercial Services, Inc., dated May 12, 2009.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a- 14(a) or 15d- 14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Josephine Chaus, Chairwoman of the Board and Chief Executive Officer of Bernard Chaus, Inc.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Barton Heminover, Chief Financial Officer of Bernard Chaus, Inc.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BERNARD CHAUS, INC. (Registrant)

Date: May 13, 2009	By:	/s/ Josephine Chaus

JOSEPHINE CHAUS
Chairwoman of the Board and Chief Executive Officer

Date: May 13, 2009	By:	/s/ David Stiffman

DAVID STIFFMAN
Chief Operating Officer

Date: May 13, 2009	By:	/s/ Barton Heminover

BARTON HEMINOVER
Chief Financial Officer

BERNARD CHAUS, INC. AND SUBSIDIARIES
INDEX TO EXHIBITS

Exhibit
Number	Exhibit Title

10.1	Amendment to the Financing Agreement by and among Bernard Chaus, Inc., Cynthia Steffe Acquisition LLC, S.L. Danielle Acquisition, LLC and The CIT Group/Commercial Services, Inc., dated May 12, 2009.

10.2	Amendment to the Factoring Agreement by and among Bernard Chaus, Inc., Cynthia Steffe Acquisition LLC, S.L. Danielle Acquisition, LLC and The CIT Group/Commercial Services, Inc., dated May 12, 2009.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a- 14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Josephine Chaus, Chairwoman of the Board and Chief Executive Officer of Bernard Chaus, Inc.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Barton Heminover, Chief Financial Officer of Bernard Chaus, Inc.