Form 10-K
period 2009-06-30
CHAUS BERNARD INC
filed 2009-09-23
CIK 793983

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2009
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 1-9169

BERNARD CHAUS, INC.
(Exact name of registrant as specified in its charter)

New York (State or other jurisdiction of incorporation or organization)	13-2807386 (I.R.S. Employer Identification No.)
530 Seventh Avenue, New York, New York (Address of principal executive offices)	10018 (Zip Code)

Registrant’s telephone number, including area code
(212) 354-1280
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, $0.01 par value	None; securities quoted on the Over the Counter Bulletin Board

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).  Yes ☐    No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on December 31, 2008 was $1,305,085.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Date	Class	Shares Outstanding

September 23, 2009	Common Stock, $0.01 par value	37,481,373

Documents Incorporated by Reference	Location in Form 10-K in which incorporated

Portions of registrant’s Proxy Statement for the Annual	Part III
Meeting of Stockholders to be held November 12, 2009.

PART I

Item 1.	Business.

General

Bernard Chaus, Inc. designs, arranges for the manufacture of and markets an extensive range of women’s career and casual sportswear principally under the JOSEPHINE CHAUS®, JOSEPHINE®, JOSEPHINE STUDIO®, CHAUS®, CYNTHIA STEFFE®, and CYNTHIA CYNTHIA STEFFE® trademarks and under private label brand names. Our products are sold nationwide through department store chains, specialty retailers, discount stores, wholesale clubs and other retail outlets. Our CHAUS product lines sold through the department store channels are in the opening price points of the “better” category. Our CYNTHIA STEFFE product lines are upscale contemporary women’s apparel lines sold through department stores and specialty stores. Our private label product lines are designed and sold to various customers. We also have a license agreement with Kenneth Cole Productions, Inc. to manufacture and sell women’s sportswear under various labels. These products offer high-quality fabrications and styling at “better” price points. Unless the context otherwise requires, the terms “Company”, “we”, “us” and “our” refer to Bernard Chaus, Inc. As used herein, fiscal 2009 refers to the fiscal year ended June 30, 2009, fiscal 2008 refers to the fiscal year ended June 30, 2008, and fiscal 2007 refers to the fiscal year ended June 30, 2007.

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

Kenneth Cole — a better sportswear line focused on a contemporary customer. On June 13, 2005, we entered into a license agreement (the “License Agreement”) with Kenneth Cole Productions (LIC), Inc. (“KCP” or the “Licensor”), which was subsequently amended in September and December 2007. The License Agreement as amended grants us an exclusive license to design, manufacture, sell and distribute women’s sportswear under the Licensor’s trademark KENNETH COLE REACTION and KENNETH COLE NEW YORK (cream label) in the United States in the women’s better sportswear and better petite sportswear department of approved department stores and approved specialty retailers and UNLISTED and UNLISTED, A KENNETH COLE PRODUCTION brands (the “Unlisted Brands”). We began initial shipments of the KENNETH COLE REACTION line in December 2005 and have transitioned from the KENNETH COLE REACTION label to the KENNETH COLE NEW YORK (cream label) for department stores and specialty stores in the first quarter of fiscal 2009. The agreement includes an option for the Company to extend the term for an additional 3 years provided the Company meets certain conditions in the agreement. The initial term of the License Agreement will expire on June 30, 2012 except for the Unlisted Brands which expired at the end of calendar 2008, with an extension beyond 2008 subject to the approval of KCP. KCP has provided additional approval for specific Unlisted products in calendar 2009. Pursuant to the amendment, KCP has agreed not to sell women’s sportswear, or license any other party to sell women’s sportswear, in the United States in the women’s better sportswear and better petite sportswear department of approved department stores and approved specialty retailers bearing the mark KENNETH COLE NEW YORK under its cream label. While KCP retains the ability to sell products bearing the mark KENNETH COLE NEW YORK (black label) in the same channels, it is expected that products bearing the cream label and products bearing the black label will not typically be sold in the same stores. It is also the expectation of the parties that in the stores where the cream label and black label lines overlap, the black label products will be sold in different and more exclusive departments, and will have a distinctly higher price point, than the cream label products. The License Agreement permits early termination by us or the Licensor under certain circumstances. We have an option to renew the License Agreement for an additional term of three years if we meet specified sales targets and are otherwise in compliance with the License Agreement. The License Agreement also requires us to achieve certain minimum sales levels, to pay specified royalties and advertising on net sales, to pay certain minimum royalties and advertising and to maintain a minimum net worth. In September 2009, KCP provided a waiver to the default of the minimum net worth requirement through fiscal 2010.

Private Label — private label apparel manufactured according to customers’ specifications.

During fiscal 2009, the suggested retail prices of the majority of our Chaus products sold in the department store channels ranged in price between $39.00 and $99.00. Jackets ranged in price between $79.00 and $99.00, skirts and pants ranged in price between $49.00 and $69.00, and knit tops, blouses and sweaters ranged in price between $39.00 and $89.00.

During fiscal 2009, the suggested retail prices of the majority of our Cynthia Steffe products ranged in price between $75.00 and $590.00. Jackets ranged in price between $225.00 and $590.00, skirts and pants ranged in price between $95.00 and $195.00, blouses and sweaters ranged in price between $75.00 and $275.00 and dresses ranged in price between $225.00 and $365.00.

During fiscal 2009, the suggested retail prices of the majority of our Kenneth Cole New York products ranged in price between $29.00 and $139.00. Jackets ranged in price between $99.00 and $139.00, skirts and pants ranged in price between $69.00 and $89.00, knit tops, blouses, and sweaters ranged in price between $29.00 and $99.00, and dresses ranged in price between $99.00 and $129.00.

The following table sets forth a breakdown by percentage of our net revenue by class for fiscal 2007 through fiscal 2009:

	Fiscal Year Ended June 30,
	2009	2008	2007

Josephine Chaus and Chaus	38%	37%	40%
Private Labels	18	24	27
Licensed Products	38	28	17
Cynthia Steffe and Cynthia Cynthia Steffe	6	11	16

Total	100%	100%	100%

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

Customers

Our products are sold nationwide in an estimated 4,000 points of distribution operated by approximately 400 department store chains, specialty retailers and other retail outlets. We do not have any long-term commitments or contracts with any of our customers.

We entered into a factoring agreement in September 2008 which was amended on May 12, 2009, and September 2009 with CIT Group/Commercial Services, Inc. (“CIT”). Refer to footnote No. 2 and No. 6 for further discussion.

At June 30, 2009 and 2008, approximately 98% and 6%, respectively of our accounts receivable was factored. At June 30, 2008, approximately 59% of our accounts receivable were due from customers owned by three single corporate entities. During fiscal 2009, approximately 50% of our net revenue was from three corporate entities – Sam’s Club (20%), TJX Companies (18%) and Dillard’s Department Stores (12%). During fiscal 2008, approximately 53% of our net revenue was from three corporate entities – Sam’s Club (22%), Dillard’s Department Stores (17%) and TJX Companies (14%). During fiscal 2007, approximately 58% of our net revenue was from three corporate entities – Sam’s Club (23%), Dillard’s Department Stores (22%) and TJX Companies (13%). As a result of our dependence on our major customers, such customers may have the ability to influence our business decisions. The loss of or significant decrease in business from any of our customers could have a material adverse effect on our financial position and results of operations. In addition, our ability to achieve growth in revenues is dependent, in part, on our ability to identify new distribution channels.

Sales and Marketing

Our selling operation is highly centralized. Sales to our store customers are made primarily by our full time sales executives located in our New York City showrooms. Our Cynthia Steffe subsidiary also utilizes independent sales representatives and distributors to market our products to specialty stores throughout the United States and internationally.

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

Design

Our products and certain of the fabrics from which they are made are designed by an in-house staff based in our New York office. We believe that our design staff is well regarded for their distinctive styling capabilities and to contemporize fashion classics. Where appropriate, emphasis is placed on the coordination of outfits and quality of fabrics to encourage the purchase of more than one garment.

Manufacturing and Distribution

We do not own any manufacturing or distribution facilities; all of our products are manufactured in accordance with our design specifications and production schedules through arrangements with independent manufacturers and we utilize third party distribution centers in New Jersey and California for shipping of our finished goods.

We believe that outsourcing our manufacturing maximizes our flexibility while avoiding significant capital expenditures, work-in-process buildup and the costs of a large workforce. For the year ended June 30, 2009, approximately 97% of our product was manufactured in China and elsewhere in the Far East and approximately 3% of our product was manufactured in the United States. During fiscal 2009, we purchased approximately 84% of our finished goods from our ten largest manufacturers, including approximately 23% of our purchases from our largest manufacturer. As of June 30, 2009 no contractual obligations exist between us and our manufacturers except on an order-by-order basis.

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

Our branch office in Hong Kong has had responsibility for monitoring each manufacturing facility to control quality, compliance with our specifications, timely delivery of finished garments, and arrange for the shipment of finished products to our third party distribution centers.

In July 2009 we entered into an exclusive supply agreement with China Ting Group Holdings Limited (“CTG”). This agreement expands the long standing relationship we have had with CTG. CTG is a vertically integrated garment manufacturer, exporter and retailer with headquarters in Hong Kong and principal garment manufacturing facilities in Hangzhou, China. CTG will act as the exclusive supplier of substantially all merchandise purchased by us in Asia beginning with our Spring 2010 line (product shipping in January to our customers) in addition to providing sample making and production supervision services. CTG will be responsible for manufacturing product according to our specifications. As part of this agreement, CTG will assume the responsibilities previously managed by our Hong Kong office. The majority of the staff working at our Hong Kong office will transfer to and be employed by CTG and will continue to manage these functions under CTG’s supervision.

We select a broad range of fabrics in the production of our clothing, consisting of synthetic fibers (including polyester and acrylic), natural fibers (including cotton and wool) and blends of natural and synthetic fibers which are purchased by our manufacturers. During fiscal 2009, most of the fabrics used in our products manufactured in the Far East were produced by a limited number of suppliers located in the Far East. To date, we have not experienced any significant difficulty in obtaining fabrics or other raw materials and consider our sources of supply to be adequate.

We operate under substantial time constraints in producing each of our collections. Orders from our customers generally precede the related shipping period by up to four months. In order to make timely delivery of merchandise which reflects current style trends and tastes, we attempt to schedule a substantial portion of our fabric and manufacturing commitments relatively late in a production cycle. However, in order to secure adequate amounts of quality raw materials, especially greige (i.e., “undyed”) goods, we must make some advance commitments to suppliers of such goods. Many of these early commitments are made subject to changes in colors, assortments and/or delivery dates.

Imports and Import Restrictions

Arrangements with our manufacturers and suppliers are subject to the risks attendant to doing business abroad, including the availability of quota and other requisite customs clearances, the imposition of export duties, political and social instability, currency revaluations and restrictions on the transfer of funds. Until January 2005 our textile apparel was subject to quota. Quota represents the right to export amounts of certain categories of merchandise from one country into another country. On January 1, 2005 pursuant to the Agreement on Textile and Clothing, quotas were eliminated for World Trade Organization (“WTO”) member countries, including the United States. Although quotas were eliminated, China’s accession agreement for membership in the WTO provides that the WTO member countries, including the United States, reserves the right to impose quotas or other penalties if it determines that imports from China have surged and caused a market disruption. No such quotas have been imposed to date.

The United States and the countries in which our products are manufactured may, from time-to-time, impose new quotas, duties, tariffs or other restrictions, or adversely adjust presently prevailing quotas, duty or tariff levels, with the result that our operations and our ability to continue to import products at current or increased levels could be adversely affected. We cannot predict the likelihood or frequency of any such events occurring. We monitor duty, tariff and quota-related developments, and continually seek to minimize our potential exposure to quota-related risks through, among other measures, geographical diversification of our manufacturing sources, allocation of production of merchandise categories where more quota is available and shifts of production among countries and manufacturers. The expansion in the past few years of our varied manufacturing sources and the variety of countries in which we have potential manufacturing arrangements, although not the result of specific import restrictions, have had the result of reducing the potential adverse effect of any increase in such restrictions. In addition, substantially all of our products are subject to United States customs duties. Due to the large portion of our products which are produced abroad, any substantial disruption of our foreign suppliers could have a material adverse effect on our operations and financial condition.

Backlog

As of September 21, 2009 and September 22, 2008, our order book reflected unfilled customer orders for approximately $30.0 million and $53.0 million of merchandise, respectively. Order book data at any date are materially affected by the timing of the initial showing of collections to the trade, as well as by the timing of recording of orders and of shipments. The order book represents customer orders prior to discounts. Accordingly, a comparison of unfilled orders from period to period is not necessarily meaningful and may not be indicative of eventual actual shipments.

Trademarks

CHAUS, CHAUS & CO., JOSEPHINE, JOSEPHINE CHAUS, JOSEPHINE STUDIO, CYNTHIA STEFFE, CYNTHIA CYNTHIA STEFFE and FRANCES & RITA are registered trademarks of the Company for wearing apparel. We consider our trademarks to be strong and highly recognized and to have significant value in the marketing of our products. We also registered and made filings for many of our trademarks for use in other categories including accessories, fragrances, cosmetics and related retail selling services in certain foreign countries, including countries in Asia and the European Union.

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

We believe that our ability to effectively anticipate, gauge and respond to changing consumer demand and taste relatively far in advance, as well as our ability to operate within substantial production and delivery constraints is necessary to compete successfully in the women’s apparel industry. Consumer and customer acceptance and support, which depend primarily upon styling, pricing, quality (both in material and production), and product branding, are also important aspects of competition in this industry. We believe that our success will depend upon our ability to remain competitive in these areas.

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

Employees

At June 30, 2009, we employed 124 employees as compared with 189 employees at June 30, 2008. This total includes 32 in managerial and administrative positions, approximately 48 in design, production and production administration, 19 in marketing, merchandising and sales, and 25 in our Hong Kong based Far East operation. We are party to an agreement with Local 10 Unite Here, AFL-CIO covering 4 full–time employees. This agreement expires on September 1, 2010.

We consider relations with our employees to be satisfactory and have not experienced any business interruptions as a result of labor disagreements with our employees.

Executive Officers

The executive officers of the Company are:

NAME	AGE	POSITION

Josephine Chaus	58	Chairwoman of the Board and Chief Executive Officer
David Stiffman	53	Chief Operating Officer
Barton Heminover	55	Chief Financial Officer

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

Forward Looking Statements

Certain statements contained herein are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that have been made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements are indicated by words or phrases such as “anticipate,” “estimate,” “project,” “expect,” “believe,” “may,” “could,” “would,” “plan”, “intend” and similar words or phrases. Such statements are based on current expectations and are subject to certain risks, uncertainties and assumptions, including, but not limited to, the overall level of consumer spending on apparel; the financial strength of the retail industry, generally and our customers in particular; changes in trends in the market segments in which we compete and our ability to gauge and respond to changing consumer demands and fashion trends; the level of demand for our products; our dependence on our major department store customers; the success of the Kenneth Cole license agreement; the highly competitive nature of the fashion industry; our ability to satisfy our cash flow needs, including the cash requirements under the Kenneth Cole license agreement, by meeting our business plan and satisfying the financial covenants in our credit facility; our ability to operate within production and delivery constraints, including the risk of failure of manufacturers and our exclusive supplier to deliver products in a timely manner or to quality standards; our ability to meet the requirements of the Kenneth Cole license agreement; our ability to operate effectively in the new quota environment, including changes in sourcing patterns resulting from the elimination of quota on apparel products; our ability to attract and retain qualified personnel; and changes in economic or political conditions in the markets where we sell or source our products, including war and terrorist activities and their effects on shopping patterns, as well as other risks and uncertainties set forth in the Company’s publicly-filed documents, including this Annual Report on Form 10-K. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 1A.	Risk Factors.

We rely on a few significant customers and the decrease in business from one or more of these significant customers could have a material adverse impact on our business.  During fiscal 2009, approximately 50% of our net revenue was from three corporate entities — Sam’s Club (20%), TJX Companies (18%) and Dillard’s Department Stores (12%). We have no long- term agreements with our customers and a decision by any of these key customers to reduce the amount of purchases from us whether motivated by strategic and operational initiatives or financial difficulties could have a material adverse impact on our business, financial condition and results of operations. Continued vertical integration by retailers and the development of their own labels could also result in a decrease in business which could have a material adverse impact on us.

We must remain competitive by our ability to adequately anticipate market trends, respond to changing fashion trends and consumers’ buying patterns.  Fashion trends can change rapidly, and our business is sensitive to such changes. We must effectively anticipate, gauge and respond to changing consumer demand and taste relatively far in advance of delivery to the consumer. There can be no assurance that we will accurately anticipate shifts in fashion trends to appeal to changing consumer tastes in a timely manner. Consumer and customer acceptance and support, which depend primarily upon styling, pricing, and quality, are important to remain competitive. If we are unsuccessful in responding to changes in fashion trends, our business, financial condition and results of operations will be materially adversely affected.

We rely on our lender CIT to borrow money in order to fund our operations.  We rely on CIT, which is the sole source of our financing to borrow money in order to fund our operations. There has been significant news coverage regarding CIT’s financial stability, its ability to meet its financial obligations, and the possibility of CIT filing bankruptcy. Should any of these events occur, CIT may not be able to fund our business. While we believe we can obtain alternative financing, we may not have sufficient cashflow from operations to meet our liquidity needs, and therefore this could result in a material adverse effect on our business, liquidity and financial condition. CIT also provides credit and collection activities for our business and interruptions to these processes could also have a material adverse impact on our operations.

We rely on our ability to execute our plans in order to have access to capital to fund our operations.  If we are unable to execute our plans, we may not be able to have access to capital to fund our operations.

We use foreign suppliers for the manufacturing of our products and in July 2009 we entered into an exclusive supply agreement with one of our major manufacturers, CTG.  We do not own any manufacturing facilities and CTG will be our exclusive supplier of substantially all product we purchase in Asia/China. CTG will be responsible for the manufacturing of our products in accordance with our design specifications and production schedules. As with this past year, we expect over 95% of our products will be manufactured in the Far East and beginning with our January 2010 deliveries substantially all of our products purchased in Asia will be sourced through CTG. The inability of a manufacturer or the inability of CTG to ship orders in a timely manner in accordance with our specifications could have a material adverse impact on us. Our customers could refuse to accept deliveries, cancel orders, request significant reduction in purchase price or vendors allowances. We believe that CTG has the resources to manufacture our products in accordance with our specification and delivery schedules. In the event CTG is unable to meet our requirements and/or our agreement was to terminate we believe that we would have the ability to develop, over a reasonable period of time, adequate alternate manufacturing sources. However, there can be no assurance that we would find alternate manufacturers of finished goods on satisfactory terms to permit us to meet our commitments to our customers on a timely basis. In such event, our operations could be materially disrupted, especially over the short-term.

There are other risks associated with using foreign manufacturers such as:

•	Political and labor instability with foreign countries.

•	Terrorism, military conflict or war

•	Changes in quotas, duty rates or other politically imposed restrictions by China and other foreign countries or the United States

•	Delays in the delivery of cargo due to security considerations or other shipping disruptions

•	A decrease in availability or increase in the cost of raw materials

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

We operate in a highly competitive industry.  The apparel business is highly competitive with numerous apparel designers, manufacturers and importers. Many of our competitors have greater financial and marketing resources than we do and, in some cases, are vertically integrated in that they own and operate retail stores in addition to distributing on a wholesale basis. The competition within the industry may result in reduced prices and therefore reduced sales and profitability which could have a material adverse effect on us.

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

Risks associated with the ownership of Common Stock.  As of June 30, 2009, our Chairwoman and Chief Executive Officer owned approximately 50.2% of our outstanding stock. Accordingly, she has the ability to exert significant influence over our management and policies, such as the election of our directors, the appointment of new management and the approval of any other action requiring the approval of our stockholders, including any amendments to our certificate of incorporation, a sale of all or substantially all of our assets or a merger.

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

Our success is dependent upon our ability to attract new and retain existing key personnel.  Our operations will also depend to a great extent on our ability to attract new key personnel with relevant experience and retain existing key personnel in the future. The market for qualified personnel is extremely competitive. Our failure to attract additional qualified employees could have a material adverse effect on our prospects for long-term growth.

Our success is dependent on consumer demand and economic conditions stabilizing.  Our operations are dependent on consumer demand for our products and the economic climate stabilizing. If the economic environment were to deteriorate consumer demand for our products may be affected thus having an adverse impact on our operations.

Item 2.	Properties.

Our principal executive office is located at 530 Seventh Avenue in New York City where the Company leases approximately 33,000 square feet. In September 2008, this lease was amended and now expires in May 2019. This facility also houses our Chaus and Kenneth Cole showrooms and our sales, design, production and merchandising staffs.

Our Cynthia Steffe subsidiary is located at 550 Seventh Avenue in New York City where we lease approximately 12,000 square feet. This lease expires in October 2013.

We leased approximately 15,000 square feet of space at 519 Eighth Avenue in New York City. Our technical production support staff including our sample and patternmakers was located at this facility. As a result of staff reductions and consolidation into our other facilities we were able to eliminate this space when the lease expired in August 2009.

We have a sublease for approximately 14,000 square feet for our administrative and finance personnel, and our computer operations located at 65 Enterprise Ave, South, Secaucus, New Jersey. The sublease expires in June 2010.

Our Hong Kong office has an annual lease for approximately 8,500 square feet, which is being eliminated with the closing of the Hong Kong office in December 2009.

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

		High	Low

Fiscal 2008
	First Quarter	$0.95	$0.56
	Second Quarter	0.69	0.55
	Third Quarter	0.65	0.27
	Fourth Quarter	0.55	0.28
Fiscal 2009
	First Quarter	$0.35	$0.26
	Second Quarter	0.29	0.05
	Third Quarter	0.11	0.07
	Fourth Quarter	0. 15	0.11
Fiscal 2010
	July 1- September 16, 2009	$0.19	$0.12

As of September 18, 2009, we had approximately 400 stockholders of record.

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

The following graph compares the cumulative 5-year total return to shareholders on Bernard Chaus, Inc.’s common stock relative to the cumulative total returns of the S&P 500 index and the S&P Apparel, Accessories & Luxury Goods index. The graph assumes that the value of the investment in the company’s common stock and in each of the indexes (including reinvestment of dividends) was $100 on June 30, 2004 and tracks it through June 30, 2009.

	6/04	6/05	6/06	6/07	6/08	6/09

Bernard Chaus, Inc.	100.00	111.58	96.84	85.26	31.58	15.26
S&P 500	100.00	106.32	115.50	139.28	121.01	89.29
S&P Apparel, Accessories & Luxury Goods	100.00	123.52	121.47	167.39	104.38	84.65

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Item 6.	Selected Financial Data.

The following financial information is qualified by reference to, and should be read in conjunction with, the Consolidated Financial Statements of the Company and the notes thereto, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations contained elsewhere herein.

Statement of Operations Data:

	Fiscal Year Ended June 30,
	2009	2008	2007	2006	2005
	(In thousands, except per share amounts)

Net revenue	$112,096	$118,028	$146,772	$136,827	$143,255
Cost of goods sold	83,415	85,893	104,076	99,697	103,661

Gross profit	28,681	32,135	42,696	37,130	39,594
Selling, general and administrative expenses	35,360	38,798	41,023	40,867	39,240
Goodwill impairment	2,257	—	—	—	—
Interest expense, net	951	921	1,076	914	1,328

Income (loss) before income tax (benefit) provision	(9,887)	(7,584)	597	(4,651)	(974)
Income tax (benefit) provision	(310)	94	75	223	183

Net income (loss)	$(9,577)	$(7,678)	$522	$(4,874)	$(1,157)

Basic earnings (loss)per share(1)	$(0.26)	$(0.21)	$0.01	$(0.13)	$(0.04)

Diluted earnings (loss)per share(2)	$(0.26)	$(0.21)	$0.01	$(0.13)	$(0.04)

Weighted average number of common shares outstanding – basic	37,481	37,429	37,479	37,017	28,363

Weighted average number of common and common equivalent shares outstanding – diluted	37,481	37,429	37,930	37,017	28,363

Balance Sheet Data

	As of June 30,
	2009	2008	2007	2006	2005

Working capital	$15	$5,876	$14,664	$15,932	$21,456
Total assets	17,051	27,750	37,491	39,914	44,298
Short-term debt, including current portion of long-term debt	6,606	7,023	1,700	4,079	1,700
Long-term debt	—	—	2,225	3,925	5,625
Stockholders’ equity	588	10,450	18,252	17,823	21,639

(1)	Computed by dividing the applicable net income (loss) by the weighted average number of shares of Common Stock outstanding during the year.

(2)	Computed by dividing the applicable net income (loss) by the weighted average number of Common Shares outstanding and Common Stock equivalents outstanding during the year.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The Company designs, arranges for the manufacture of and markets an extensive range of women’s career and casual sportswear principally under the JOSEPHINE CHAUS® JOSEPHINE®, JOSEPHINE STUDIO®, CHAUS®, CYNTHIA STEFFE®, and CYNTHIA CYNTHIA STEFFE® trademarks and under private label brand names. Our products are sold nationwide through department store chains, specialty retailers, off price retailers, wholesale clubs and other retail outlets. On June 13, 2005, we entered into a license agreement with Kenneth Cole Productions (LIC), Inc.(the “License Agreement”) which was subsequently amended in September and December 2007. The License Agreement as amended grants us an exclusive license to design, manufacture, sell and distribute women’s sportswear under the Licensor’s trademark KENNETH COLE REACTION and the KENNETH COLE NEW YORK (cream label) in the United States in the women’s better sportswear and better petite sportswear department of approved department stores and approved specialty retailers , UNLISTED and UNLISTED, A KENNETH COLE PRODUCTION brands (the “Unlisted Brands”). We began initial shipments of the KENNETH COLE REACTION line in December 2005 and transitioned from the KENNETH COLE REACTION label to the KENNETH COLE NEW YORK (cream label) for department stores and specialty stores in the first quarter of fiscal 2009. The License Agreement includes an option for the Company to extend the term for an additional 3 years provided the Company meets certain conditions in the License Agreement. The initial term of the License Agreement will expire on June 30, 2012, except for the Unlisted Brands which expired at the end of calendar 2008, with an extension beyond 2008 subject to the approval of KCP. KCP has provided additional approval for specific Unlisted Brands products in calendar 2009. Pursuant to the amendment, KCP has agreed not to sell women’s sportswear, or license any other party to sell women’s sportswear, in the United States in the women’s better sportswear and better petite sportswear department of approved department stores and approved specialty retailers bearing the mark KENNETH COLE NEW YORK under its cream label. While KCP retains the ability to sell products bearing the mark KENNETH COLE NEW YORK (black label) in the same channels, it is expected that products bearing the cream label and products bearing the black label will not typically be sold in the same stores. It is also the expectation of the parties that in the stores where the cream label and black label lines overlap, the black label products will be sold in different and more exclusive departments, and will have a distinctly higher price point, than the cream label products. The License Agreement permits early termination by us or the Licensor under certain circumstances. We have the option to renew the License Agreement for an additional term of three years if we meet specified sales targets and are in compliance with the License Agreement. The License Agreement also requires us to achieve certain minimum sales levels, to pay specified royalties and advertising on net sales, to pay certain minimum royalties and advertising and to maintain a minimum net worth.

Results of Operations

The following table sets forth, for the years indicated, certain items expressed as a percentage of net revenue.

	Fiscal Year Ended June 30,
	2009	2008	2007

Net revenue	100.0%	100.0%	100.0%
Gross profit	25.6%	27.2%	29.1%
Selling, general and administrative expenses	31.5%	32.9%	28.0%
Goodwill impairment	2.0%	—	—
Interest expense	0.8%	0.8%	0.7%
Net income (loss)	(8.5)%	(6.5)%	0.4%

Fiscal 2009 Compared to Fiscal 2008

Net revenues for fiscal 2009 decreased 5.0% or $5.9 million to $112.1 million as compared to $118.0 million for fiscal 2008. Units sold decreased by 9.9% and the overall price per unit increased by approximately 5.2%. Our net revenues decreased primarily due to a decrease in revenues in our private label product lines of $8.4 million, Cynthia Steffe product lines of $6.9 million, and Chaus product lines of $0.7 million partially offset by an increase in revenues in our licensed product lines of $10.1 million. The decrease in revenues across our private label and Cynthia Steffe product lines was due to a decrease in customer orders as a result of product realignment, vendor competition and general business conditions in the women’s apparel sector. The decrease in business in our Chaus product lines was primarily attributable to a decrease in our club channel of distribution substantially offset by an increase in our department store and discount channel of distribution. The increase in licensed product lines was substantially due to an increase in penetration in existing department store customers associated with the various Kenneth Cole labels.

Gross profit for fiscal 2009 decreased $3.4 million to $28.7 million as compared to $32.1 million for fiscal 2008. As a percentage of sales, gross profit decreased to 25.6% for fiscal 2009 from 27.2% for fiscal 2008. The decrease in gross profit dollars was primarily attributable to the decrease in gross profit in our Cynthia Steffe product lines of $3.8 million, Chaus product lines of $2.0 million, and private label product lines of $1.6 million partially offset by an increase in gross profit in our licensed product lines of $4.0 million. The decrease in gross profit percentage was associated with the decrease in gross profit percentage in our Cynthia Steffe and Chaus product lines due to the change in the mix of sales within product lines and higher returns and allowances as a percentage of sales in the Cynthia Steffe product lines. These factors were partially offset by the increase in gross profit percentage in private label and our licensed product lines due to the change in the mix of sales.

Selling, general and administrative (“SG&A”) expenses decreased by $3.4 million to $35.4 million for fiscal 2009 as compared to $38.8 million in fiscal 2008. As a percentage of net revenue, SG&A expenses decreased to 31.5% in fiscal 2009 as compared to 32.9% in fiscal 2008. The decrease in SG&A expenses was primarily due to a decrease in payroll and payroll related costs of $1.6 million, professional and consulting expenses of $0.7 million, and distribution related costs of $0.4 million. Other contributing factors for the reduction of SG&A were decreases in recruiting fees of $0.4 million, provision for bad debt of $0.3 million and other miscellaneous items of $0.7 million which includes miscellaneous income of approximately $0.5 million associated with insurance proceeds from a fire at our corporate office. These reductions were partially offset by an increase in occupancy costs of $0.7 million primarily due to the amendment and extension of the lease entered into for our corporate office at 530 Seventh Avenue . The decrease in payroll and payroll related costs were due to staff reductions during the third and fourth fiscal quarters, and the decrease in distribution costs were largely due to the lower sales volume in addition to improved efficiencies. The decrease in SG&A expense as a percentage of net revenue was due to the expense reductions mentioned above.

Goodwill impairment incurred in fiscal 2009 relates to amounts previously recorded from the acquisitions of S.L. Danielle, Inc. (“SL Danielle”) and certain assets of Cynthia Steffe division of LF Brands Marketing, Inc (“Cynthia Steffe”). During the fourth quarter we performed our impairment testing and determined that the goodwill balances for SL Danielle and Cynthia Steffe were impaired, therefore we recorded a goodwill impairment of $2.3 million.

Interest expense was nominally higher for fiscal 2009 compared to fiscal 2008 primarily due to higher bank borrowings partially offset by lower interest rates.

Our income tax benefit for fiscal 2009 is due to the reversal of deferred tax liabilities of $341,000 which represents amounts previously recorded for temporary differences relating to the Company’s goodwill which was deemed to be impaired during the current year. This benefit was partially offset by provisions for state and local taxes of $5,000 and deferred taxes of $26,000 for the temporary differences associated with the Company’s trademarks.

We periodically review our historical and projected taxable income and consider available information and evidence to determine if it is more likely than not that a portion of the deferred tax assets will be realized. A valuation allowance is established to reduce the deferred tax assets to the amount that is more likely than not to be realized. As of June 30, 2009 and 2008, based upon its evaluation of taxable income and the current business environment, we recorded a full valuation allowance on our deferred tax assets including net operating losses (“NOL’s”). In fiscal 2009, the valuation allowance was decreased by $5.4 million to $41.8 million at June 30, 2009 from $47.2 million at June 30, 2008 primarily due to the partial expiration of net operating loss carryforwards, offset by our current year’s net operating loss, and other changes in deferred tax assets. If we determine that a portion of the deferred tax assets will be realized in the future, that portion of the valuation allowance will be reduced and we will provide for an income tax benefit in our Statement of Operations at our estimated effective tax rate. See discussion below under Critical Accounting Policies and Estimates regarding income taxes and our federal net operating loss carryforward.

Fiscal 2008 Compared to Fiscal 2007

Net revenues for fiscal 2008 decreased 19.6% or $28.8 million to $118.0 million as compared to $146.8 million for fiscal 2007. Units sold decreased by 14.5% and the overall price per unit decreased by approximately 5.8%. Our net revenues decreased primarily due to a decrease in revenues in our Chaus product lines of $15.7 million, private label product lines of $11.6 million and Cynthia Steffe product lines of $9.2 million, partially offset by an increase in revenues in our licensed product lines of $7.7 million. The decrease in revenues across most product lines was due to a decrease in customer orders as a result of product realignment, vendor competition and general business conditions in the women’s apparel sector. The decrease in revenues in our Chaus product lines was primarily attributable to a decrease in business with our club channel of distribution.

Gross profit for fiscal 2008 decreased $10.6 million to $32.1 million as compared to $42.7 million for fiscal 2007. As a percentage of sales, gross profit decreased to 27.2% for fiscal 2008 from 29.1% for fiscal 2007. The decrease in gross profit dollars was primarily attributable to the decrease in gross profit in our Cynthia Steffe product lines of $5.7 million, Chaus product lines of $4.9 million, private label product lines of $3.8 million, partially offset by an increase in gross profit in our licensed product lines of $3.8 million. The decrease in gross profit percentage was associated with the decrease in gross profit percentage in our Chaus, Cynthia Steffe and private label product lines due to a change in the mix of sales within product lines and higher returns and allowances as a percentage of sales in the Cynthia Steffe product lines. These factors were partially offset by the increase in gross profit percentage in our licensed product lines.

Selling, general and administrative (“SG&A”) expenses decreased by $2.2 million to $38.8 million for fiscal 2008 as compared to $41.0 million in fiscal 2007. As a percentage of net revenue, SG&A expenses increased to 32.9% in fiscal 2008 as compared to 28.0% in fiscal 2007. The decrease in SG&A expenses was primarily due to a decrease in payroll and payroll related costs of $1.4 million, distribution related costs of $0.6 million, independent sales representative commissions of $0.4 million, professional and consulting expenses of $0.3 million, travel related expenses of $0.3 million, and marketing related costs of $0.2 million partially offset by an increase in design related costs of $1.0 million. The decrease in payroll and payroll related costs were due to staff reductions during the second fiscal quarter, and the decrease in distribution costs were largely due to the lower sales volume. The increase in design related costs were primarily attributable to an increase in design related costs for our Cynthia Steffe product lines. The increase in SG&A expense as a percentage of net revenue was due to the overall decrease in sales volume which reduced our leverage on SG&A expenses.

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

Financial Condition, Liquidity and Capital Resources

Financing Considerations

For the year ended June 30, 2009, we realized losses from operations of $8.9 million ($6.7 million excluding goodwill impairment), and at June 30, 2009, we had minimal working capital and shareholders’ equity. In July 2009, we entered into an exclusive supply agreement with China Ting Group (“CTG”), one of our major manufacturers, and received a $4 million supply premium. As a part of this agreement CTG will assume responsibility for the functions previously managed by our Hong Kong office and the majority of our Hong Kong office associates will transfer to CTG. As a result we will close our Hong Kong office in the second quarter of fiscal 2010 and we expect to generate approximately $1 million in cost savings for fiscal 2010. The Company has also implemented during fiscal 2009 approximately $7 million of annual cost reduction initiatives that are expected to be realized in fiscal 2010. As discussed below, in September 2009, we entered into an Amended Restated Factoring and Financing Agreement with The CIT Group Commercial Services, Inc. which provides receivable based financing.

General

Net cash provided by operating activities was $0.5 million in fiscal 2009 as compared to net cash used in operating activities of $6.1 million for fiscal 2008 and net cash provided by operating activities of $8.6 million for fiscal 2007. Net cash provided by operating activities for fiscal 2009 resulted primarily from a decrease in accounts receivable — net ($13.1 million), a decrease in inventory ($3.6 million), the non cash charge to net operating loss for goodwill impairment ($2.3 million) and depreciation and amortization ($1.2 million). These items were substantially offset by an increase in accounts receivable — factored ($9.8 million), our net loss of ($9.6 million) and a decrease in accounts payable ($0.6 million). Effective October 6, 2008, the Company factored substantially all its sales, and as a result, the accounts receivable — net decreased and the accounts receivable — factored increased. The net decrease of accounts receivable — factored and accounts receivable ($3.4 million) was predominately due to the decrease in sales during the fourth quarter of fiscal 2009 as compared to fiscal 2008. The decrease in accounts payable of $0.6 million is attributable to the timing of payments for inventory.

Net cash used in operating activities for fiscal 2008 of $6.1 million resulted primarily from our net loss ($7.7 million), a decrease in accounts payable ($3.2 million), partially offset by a decrease in accounts receivable ($3.3 million). The decrease in accounts payable of $3.2 million is attributable to the decrease in inventory and the timing of payments for inventory. The decrease in accounts receivable of $3.3 million was predominately due to the decrease in sales during the fourth quarter of fiscal 2008 as compared to fiscal 2007.

Net cash provided by investing activities was $3,000 in fiscal 2009 as compared to net cash used in investing activities in fiscal 2008 of $351,000. The investing activities in fiscal 2009 consisted of purchases of fixed assets of $189,000 primarily to replace management information equipment destroyed in a fire in our corporate office in June 2008. These purchases were substantially offset by the insurance proceeds we received as a result of the fire. The investing activities in fiscal 2008 consisted of $351,000 for the purchases of fixed assets in connection with management information systems and furniture and fixtures.

Net cash used in financing activities for fiscal 2009 resulted primarily from the principal payment on the term loan of $0.4 million. Net cash provided by financing activities of $3.1 million for fiscal 2008 resulted from net borrowings of $4.8 million for short-term bank borrowings offset by the principal payments of $1.7 million on the term loan.

Financing Agreements

On September 10, 2009 we entered into an Amended and Restated Factoring and Financing Agreement (“September 2009 Agreement”) with The CIT Group/Commercial Services, Inc. (“CIT”) that expires on September 18, 2011. This agreement consolidated our financing and factoring arrangements into one agreement and replaced all prior financing and factoring agreements with CIT. The September 2009 Agreement provides us with a $30.0 million revolving line of credit including a sub-limit in the amount of $12.0 million for issuance of letters of credit.

The borrowings under the September 2009 Agreement accrue interest at a rate of 2% above prime (5.25% as of September 17, 2009). The interest rate as of June 30, 2009 under the prior financing agreement was 5.25%.

Our obligations under the September 2009 Agreement are secured by a first priority lien on substantially all of our assets, including accounts receivable, inventory, intangibles, equipment, and trademarks, and a pledge of our interest in our subsidiaries.

The September 2009 Agreement contains various financial and operational covenants, including limitations on additional indebtedness, liens, dividends, stock repurchases and capital expenditures. More specifically, we are required to maintain minimum levels of defined tangible net worth, minimum EBITDA, and minimum leverage ratios. We have the option to terminate the agreement with CIT. If we terminate the agreement with CIT due to the non performance by CIT of certain obligations for a specific period of time, we will not be liable for any termination fees. Otherwise, in the event of an early termination by us we will be liable for termination fees of (a) 1.0% of the revolving credit limit if we terminate on or before September 18, 2010 and (b) 0.50% of the revolving credit limit if we terminate after September 18, 2010. However, the early termination fee will be waived if we terminate 120 days from September 18, 2011.

At June 30, 2009, we were not in compliance with certain covenants under the prior financing agreement and CIT has waived non compliance in connection with entering into the September 2009 Agreement.

Under our financing agreements with CIT prior to the September 2009 Agreement (“Prior Agreements”) we operated under various interest rates which were increased due to our covenant defaults. Under the Prior Agreements we had a term loan which was paid down in quarterly installments of $425,000 with a balloon payment of $1.8 million which would have been due on October 1, 2008. This term loan was assumed by the revolving line of credit under the Prior Agreements. Our obligations under the Prior Agreements were secured by the same assets of the September 2009 Agreement.

On June 30, 2009, we had $1.2 million of outstanding letters of credit, and total availability of approximately $0.9 million and revolving credit borrowings of $6.6 million. On June 30, 2008, we had $1.2 million of outstanding letters of credit, total availability of approximately $11.0 million, a balance of $2.2 million on a term loan, and $4.8 million of revolving credit borrowings.

Factoring Agreements

As discussed above the September 2009 Agreement replaced our previous factoring agreements with CIT. This agreement is a non-recourse agreement which provides notification factoring on substantially all of our sales. The proceeds of this agreement are assigned to CIT as collateral for all indebtedness, liabilities and obligations due CIT. A factoring commission based on various rates is charged on the gross face amount of all accounts with minimum fees as defined in the agreement. The previous factoring agreements operated under similar conditions.

Prior to September 18, 2008, one of our subsidiaries, CS Acquisition had a factoring agreement with CIT which provided for a factoring commission based on various sales levels.

Future Financing Requirements

At June 30, 2009, we had working capital of $15,000 as compared with working capital of $5.9 million at June 30, 2008. Our business plan requires the availability of sufficient cash flow and borrowing capacity to finance our product lines and to meet our cash needs. We expect to satisfy such requirements through cash on hand, cash flow from operations and borrowings from our lender. Our fiscal 2010 business plan anticipates improvement from fiscal 2009, by achieving improved gross margin percentages and additional cost reduction initiatives primarily in the last six months of fiscal 2010. Our ability to achieve our fiscal 2010 business plan is critical to maintaining adequate liquidity and compliance with covenants set forth in the September 2009 Agreement. There can be no assurance that we will be successful in our efforts. We rely on CIT, which is the sole source of our financing to borrow money in order to fund our operations. There has been significant news coverage regarding CIT’s financial stability, its ability to meet its financial obligations, and the possibility of CIT filing bankruptcy. Should any of these events occur, CIT may not be able to fund our business. While we believe we can obtain alternative financing, we may not have sufficient cashflow from operations to meet our liquidity needs, and therefore this could result in a material adverse affect on our business, liquidity and financial condition.

The foregoing discussion contains forward-looking statements which are based upon current expectations and involve a number of uncertainties, including our ability to maintain our borrowing capabilities under the September 2009 Agreement, retail market conditions, and consumer acceptance of our products.

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

Foreign Operations

Our foreign sourcing operations are subject to various risks of doing business abroad and any substantial disruption of our relationships with our foreign suppliers could adversely affect our operations. Any material increase in duty levels, material decrease in quota levels or material decrease in available quota allocation could adversely affect our operations. Approximately 97% of our products sold in fiscal 2009 were manufactured by independent suppliers located primarily in China and elsewhere in the Far East. In July 2009 we entered into an exclusive supply agreement with CTG where CTG will be our exclusive supplier of substantially all product we purchase in Asia/China.

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

Factoring Agreement and Accounts Receivable — We have a factoring agreement with CIT whereby substantially all of our receivables are factored. The factoring agreement is a non-recourse factoring agreement whereby CIT, based on credit approved orders, assumes the accounts receivable risk of our customers in the event of insolvency or non payment. All other receivable risks for customer deductions that reduce the customer receivable balances are retained by us, including, but not limited to, allowable customer markdowns, operational chargebacks, disputes, discounts, and returns. These deductions totaling approximately $3.4 million as of June 30, 2009 have been recorded as a reduction of amounts factored. We receive payment on non-recourse factored receivables from CIT as of the earlier of: a) the date that CIT has been paid by our customers; b) the date of the customer’s longest maturity if the customer is in a bankruptcy or insolvency proceedings; or c) the last day of the third month following the customer’s longest maturity date if the receivable remains unpaid. We assume the accounts receivable risk on sales factored to CIT but not approved by CIT as non-recourse which at June 30, 2009 approximated $0.4 million. We also assume the risk on accounts receivable not factored to CIT which was approximately $0.2 million as of June 30, 2009. Prior to October 2008 we extended credit to our customers and Accounts Receivable was reduced by costs associated with potential returns of products, as well as allowable customer markdowns and operational chargebacks, net of expected recoveries of approximately $2.9 million as of June 30, 2008.

Inventories — Inventories are stated at the lower of cost or market, cost being determined on the first-in, first-out method. The majority of our inventory purchases are shipped FOB shipping point from our suppliers. We take title and assume the risk of loss when the merchandise is received at the boat or airplane overseas. We record inventory at the point of such receipt at the boat or airplane overseas. Reserves for slow moving and aged merchandise are provided to adjust inventory costs based on historical experience and current product demand. Inventory reserves were $0.9 million at June 30, 2009, and $0.7 million at June 30, 2008. Inventory reserves are based upon the level of excess and aged inventory and estimated recoveries on the sale of the inventory. While markdowns have been within expectations and the provisions established, we cannot guarantee that we will continue to experience the same level of markdowns as in the past.

Valuation of Long-Lived Assets, Trademarks and Goodwill — Periodically we review the carrying value of our long-lived assets for continued appropriateness. We evaluate goodwill and trademarks at least annually or whenever events and changes in circumstances suggest that the carrying value maybe impaired. During the fourth quarter of fiscal 2009, we performed impairment testing by determining the fair value of the entire Company based on the market capitalization at June 30, 2009. We then allocated the fair value among the various reporting units and determined that the goodwill balances for SL Danielle and Cynthia Steffe were impaired because the carrying value exceeded the allocated fair value. Accordingly, we recorded a goodwill impairment of $2.3 million for fiscal year end 2009. As of June 30, 2009 we no longer maintain any goodwill. Our review of trademarks and long-lived assets is based upon projections of anticipated future undiscounted cash flows. While we believe that our estimates of future cash flows are reasonable, different assumptions regarding such cash flows could materially affect evaluations. To the extent these future projections or our strategies change, the conclusion regarding impairment may differ from the current estimates. There was an impairment charge of approximately $0.1 of long lived assets in fiscal 2009 and no impairment for fiscal 2008 and 2007. No impairment of trademarks have been recognized during the fiscal years 2009, 2008 and 2007.

Income Taxes — Results of operations have generated a federal tax net operating loss (“NOL”) carryforward of approximately $93.2 million as of June 30, 2009. Approximately 70% of the Company’s net operating loss carryforward expires between 2010 and 2012. Generally accepted accounting principles require that we record a valuation allowance against the deferred tax asset associated with this NOL if it is “more likely than not” that we will not be able to utilize it to offset future taxable income. As of June 30, 2009, based upon its evaluation of our historical and projected results of operations, the current business environment and the magnitude of the NOL, we recorded a full valuation allowance on our deferred tax assets including NOL’s. The provision for income taxes primarily relates to provisions for state and local taxes and a deferred provision for temporary differences associated with indefinite lived intangibles. It is possible, however, that we could be profitable in the future at levels which cause us to conclude that it is more likely than not we will realize all or a portion of the NOL carryforward. Upon reaching such a conclusion, we would record the estimated net realizable value of the deferred tax asset at that time and would then provide for income taxes at a rate equal to our combined federal and state effective rates. Subsequent revisions to the estimated net realizable value of the deferred tax asset could cause our provision for income taxes to vary from period to period, although its cash tax payments would remain unaffected until the benefit of the NOL is utilized.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk — We are subject to market risk from exposure to changes in interest rates based primarily on our financing activities. The market risk inherent in the financial instruments represents the potential loss in earnings or cash flows arising from adverse changes in interest rates. These debt obligations with interest rates tied to the prime rate are described in “Financial Condition, Liquidity and Capital Resources”, as well as Note 6 of the Notes to the Consolidated Financial Statements. We manage these exposures through regular operating and financing activities. We have not entered into any derivative financial instruments for hedging or other purposes. The following quantitative disclosures are based on the prevailing prime rate. These quantitative disclosures do not represent the maximum possible loss or any expected loss that may occur, since actual results may differ from these estimates.

At June 30, 2009 and 2008, the carrying amounts of our revolving credit borrowings and term loan approximated fair value. As of June 30, 2009, our revolving credit borrowings bore interest at a rate of 5.25%. As of June 30, 2009, a hypothetical immediate 10% adverse change in prime interest rates relating to our revolving credit borrowings and term loan would have less than $0.1 million unfavorable impact on our earnings and cash flows over a one-year period.

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

Each fiscal quarter the Company carries out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chairwoman and Chief Executive Officer (“CEO”), along with the Company’s Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this evaluation, our management, with the participation of the CEO and CFO, concluded that, as of June 30, 2009, our internal controls over financial reporting were effective.

Changes in Internal Control over Financial Reporting

During the fiscal year ended June 30, 2009, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Under the supervision and with the participation of our management, including our Chairwoman and Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of June 30, 2009. Based on this assessment, management concluded that our internal control over financial reporting was effective as of June 30, 2009.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Item 9B.	Other Information

None

PART III

Item 10.	Directors and Executive Officers of the Registrant.

Information with respect to the executive officers of the Company is set forth in Part I of this Annual Report on Form 10-K.

Information called for by Item 10 is incorporated by reference to the information to be set forth under the heading “Election of Directors” in the Company’s definitive proxy statement relating to its 2009 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A (the “2009 Proxy Statement”).

Item 11.	Executive Compensation.

Information called for by Item 11 is incorporated by reference to the information to be set forth under the heading “Executive Compensation” in the Company’s 2009 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information called for by Item 12 is incorporated by reference to the information to be set forth under the heading “Security Ownership of Certain Beneficial Owners and Management” in the Company’s 2009 Proxy Statement.

Information with respect to securities authorized for issuance under equity compensation plans is incorporated by reference to the information to be set forth under the heading “Compensation Program Components” in the Company’s 2009 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions.

Information called for by Item 13 is incorporated by reference to the information to be set forth under the headings “Executive Compensation” and “Certain Transactions” in the Company’s 2009 Proxy Statement.

Item 14.	Principal Accounting Fees and Services.

Information called for by Item 14 is incorporated by reference to the information to be set forth under the headings “Report of the Audit Committee” and “Auditors” in the Company’s 2009 Proxy Statement.

PART IV

Item 15.	Exhibits, Financial Statement Schedule

(a)	Financial Statements and Financial Statement Schedule: See List of Financial Statements and Financial Statement Schedule on page F-1.

(b)	Exhibits

3.1		Restated Certificate of Incorporation (the “Restated Certificate”) of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1, Registration No. 33-5954 (the “1986 Registration Statement”)).

3.2		Amendment dated November 18, 1987 to the Restated Certificate (incorporated by reference to Exhibit 3.11 of the Company’s Registration Statement on Form S-2, Registration No. 33-63317 (the “1995 Registration Statement”)).

3.3		Amendment dated November 15, 1995 to the Restated Certificate (incorporated by reference to Exhibit 3.12 of Amendment No. 1 to the 1995 Registration Statement).

3.4		Amendment dated December 9, 1998 to the Restated Certificate (incorporated by reference to Exhibit 3.13 of the Company’s Form 10-K for the year ended June 30, 1998 (the “1998 Form 10-K”)).

3.5		By-Laws of the Company, as amended (incorporated by reference to exhibit 3.1 of the Company’s Form 10-Q for the quarter ended December 31, 1987).

3.6		Amendment dated September 13, 1994 to the By-Laws (incorporated by reference to Exhibit 10.105 of the Company’s Form 10-Q for the quarter ended September 30, 1994).

†10	.77	1998 Stock Option Plan, as amended by Amendment No. 1 thereto including form of related stock option agreement (incorporated by reference to Exhibit A and Exhibit B of the Company’s Proxy Statement filed with the Commission on October 17, 2000).

10.81		Collective Bargaining Agreement between the Company and Amalgamated Workers Union, Local 88 effective as of September 24, 1999 (incorporated by reference to Exhibit 10.81 of the Company’s Form 10-K for the year ended June 30, 1999 (the “1999 Form 10-K”)).

10.82		Lease between the Company and Adler Realty Company, dated June 1, 1999 with respect to the Company’s executive offices and showroom at 530 Seventh Avenue, New York City (incorporated by reference to Exhibit 10.82 of the 1999 Form 10-K).

10.83		Lease between the Company and Kaufman Eighth Avenue Associates, dated September 11, 1999 with respect to the Company’s technical support facilities at 519 Eighth Avenue, New York City (incorporated by reference to Exhibit of the Company’s Form 10-K for the year ended June 30, 2000 (the “2000 Form 10-K”)).

10.90		Lease modification agreement between the Company and Hartz Mountain Industries, Inc., dated August 30, 1999 with respect to the Company’s distribution and office facilities in Secaucus, NJ. (incorporated by reference to Exhibit 10.90 of the Company’s Form 10-K for the year ended June 30, 2001 (the “2001 Form 10-K”)).

10.100		Financing Agreement between the Company and CIT/Commercial Services, Inc., as Agent, dated September 27, 2002. (incorporated by reference to Exhibit 10.100 of the 2002 Form 10-K).

10.101		Factoring Agreement between the Company and CIT/Commercial Services, Inc., dated September 27, 2002. (incorporated by reference to Exhibit 10.101 of the 2002 Form 10-K).

10.102		Joinder and Amendment No. 1 to Financing Agreement by and among the Company, S.L. Danielle and The CIT Group/Commercial Services, Inc., as agent, dated November 27, 2002. (incorporated by reference to Exhibit 10.102 of the Company’s Form 10-Q for the quarter ended December 31, 2002).

10.103		Amendment No. 1 to Factoring Agreement between the Company and The CIT Group/Commercial Services, Inc., dated November 27, 2002. (incorporated by reference to Exhibit 10.103 of the Company’s Form 10-Q for the quarter ended December 31, 2002).

10.104	Factoring Agreement between S.L. Danielle and The CIT Group/Commercial Services, Inc., dated November 27, 2002. (incorporated by reference to Exhibit 10.104 of the Company’s Form 10-Q for the quarter ended December 31, 2002).

10.105	Asset Purchase Agreement between S.L. Danielle and S.L. Danielle, Inc., dated November 27, 2002. (incorporated by reference to Exhibit 10.105 of the Company’s Form 10-Q for the quarter ended December 31, 2002).

10.106	Joinder and Amendment No. 2 to Financing Agreement by and among the Company, S.L. Danielle, Cynthia Steffe Acquisition, LLC and The CIT Group/Commercial Services, Inc., as agent, dated January 30, 2004. (incorporated by reference to Exhibit 10.106 of the Company’s Form 10-Q for the quarter ended December 31, 2003).

10.107	Amendment No. 2 to Factoring Agreement between the Company and The CIT Group/Commercial Services, Inc., dated January 30, 2004. (incorporated by reference to Exhibit 10.107 of the Company’s Form 10-Q for the quarter ended December 31, 2003).

10.108	Amendment No. 1 to Factoring Agreement between S.L. Danielle and The CIT Group/Commercial Services, Inc., dated January 30, 2004. (incorporated by reference to Exhibit 10.108 of the Company’s Form 10-Q for the quarter ended December 31, 2003).

10.109	Factoring Agreement between Cynthia Steffe Acquisition, LLC and The CIT Group/Commercial Services, Inc., dated January 15, 2004. (incorporated by reference to Exhibit 10.109 of the Company’s Form 10-Q for the quarter ended December 31, 2003).

10.112	Notice of Defactoring among Bernard Chaus, Inc., S.L. Danielle Acquisition, LLC and the CIT Group/Commercial Services, Inc., dated March 31, 2004. (incorporated by reference to Exhibit 10.112 of the Company’s Form 10-Q for the quarter ended March 31, 2004).

10.113	Amendment No. 1 to Factoring Agreement between Cynthia Steffe Acquisition LLC and the CIT Group/Commercial Services, Inc., dated April 1, 2004. (incorporated by reference to Exhibit 10.113 of the Company’s Form 10-Q for the quarter ended March 31, 2004).

10.114	Amendment No. 3 to Financing Agreement among the Company, S.L. Danielle, Cynthia Steffe Acquisition, LLC and the CIT Group/Commercial Services, Inc. as agent, dated September 15, 2004 (incorporated by reference to Exhibit 10.114 of the 2004 Form 10-K).

10.117	Amendment No. 4 to Financing Agreement among the Company, S.L. Danielle, Cynthia Steffe Acquisition, LLC and the CIT Group/Commercial Services, Inc. as agent, dated November 11, 2004. (incorporated by reference to Exhibit 10.117 of the Company’s form 10-Q the quarter ended December 31, 2004).

10.118	Amendment No. 2 to Factoring Agreement between Cynthia Steffe Acquisition LLC and the CIT Group/Commercial Services, Inc., dated November 11, 2004. (incorporated by reference to Exhibit 10.118 of the Company’s form 10-Q the quarter ended December 31, 2004).

10.119	Amendment No. 5 to Financing Agreement among the Company, S.L. Danielle, Cynthia Steffe Acquisition, LLC and the CIT Group/Commercial Services, Inc. dated May 12, 2005. (incorporated by reference to Exhibit 10.119 of the 2005 Form 10-K).

10.120	Stock Purchase Agreement between Bernard Chaus, Inc. and Kenneth Cole Productions, Inc. dated June 13, 2005. (incorporated by reference to Exhibit 10.120 of the 2005 Form 10-K).

10.121	License Agreement between Kenneth Cole Productions (LIC), Inc. and Bernard Chaus, Inc. dated June 13, 2005 (filed in redacted form since confidential treatment was requested pursuant to Rule 24b-2 for certain portions thereof). (incorporated by reference to Exhibit 10.121 of the 2005 Form 10-K).

10.122	Amendment No. 6 to Financing Agreement among the Company, S.L. Danielle, Cynthia Steffe Acquisition, LLC and the CIT Group/Commercial Services, Inc. dated September 15, 2005. (incorporated by reference to Exhibit 10.122 of the 2005 Form 10-K).

10.123		Amendment No. 7 to Financing Agreement among the Company, S.L. Danielle, Cynthia Steffe Acquisition, LLC and the CIT Group/Commercial Services, Inc. dated May 8, 2006. (incorporated by reference to Exhibit 10.123 of the 2006 Form 10-K).

10.124		Amendment No. 8 to Financing Agreement among the Company, S.L. Danielle, Cynthia Steffe Acquisition, LLC and the CIT Group/Commercial Services, Inc. dated September 21, 2006. (incorporated by reference to Exhibit 10.124 of the 2006 Form 10-K).

10.125		Amendment No. 9 to Financing Agreement among the Company, S.L. Danielle, Cynthia Steffe Acquisition, LLC and the CIT Group/Commercial Services, Inc. dated August 31, 2007. (incorporated by reference to Exhibit 10.125 of the 2007 Form 10-K).

10.126		Amendment No. 1 License Agreement between Kenneth Cole Productions (LIC), Inc. and Bernard Chaus, Inc. dated September 26, 2007 (filed in redacted form since confidential treatment was requested pursuant to Rule 24b-2 for certain portions thereof). (incorporated by reference to Exhibit 10.126 of the 2007 Form 10-K).

10.127		Amendment No. 10 to Financing Agreement among the Company, S.L. Danielle, Cynthia Steffe Acquisition, LLC and the CIT Group/Commercial Services, Inc. dated January 31, 2008. (incorporated by reference to Exhibit 10.127 of the Company’s form 10-Q the quarter ended December 31, 2007).

10.128		Amendment 2 to License Agreement between Kenneth Cole Productions (LIC), Inc. and Bernard Chaus, Inc. dated December 31, 2007 (filed in redacted form since confidential treatment was requested pursuant to Rule 24b-2 for certain portions thereof). (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on January 16, 2008).

10.129		Amendment No. 11 to Financing Agreement among the Company, S.L. Danielle, Cynthia Steffe Acquisition, LLC and the CIT Group/Commercial Services, Inc. dated September 02, 2008. (incorporated by reference to Exhibit 10.129 of the 2008 Form 10-K).

10.130		Financing Agreement between the Company and CIT/Commercial Services, Inc., as Agent, dated September 18, 2008. (incorporated by reference to Exhibit 10.130 of the 2008 Form 10-K).

10.131		Factoring Agreement between the Company and CIT/Commercial Services, Inc., dated September 18, 2008. (filed in redacted form since confidential treatment was requested pursuant to Rule 24b-2 for certain portions there of) (incorporated by reference to Exhibit 10.131 of the 2008 Form 10-K).

10.132		Lease modification agreement between the Company and G&S Realty 1, LLC dated October 7, 2008 with respect to the Company’s executive offices and showrooms at 530 Seventh Avenue, New York, New York. (incorporated by reference to Exhibit 10.132 of the Company’s form 10-Q the quarter ended September 30, 2008).

10.133		Amendment No. 1 to Amendment and Restated Financing Agreement and Waiver, dated February 1, 2009, between the Company and the CIT Group/Commercial Services, Inc. (incorporated by reference to Exhibit 10.133 of the Company’s form 10-Q the quarter ended December 31, 2008).

10.1		Amendment to the Financing Agreement by and among Bernard Chaus, Inc., Cynthia Steffe Acquisition LLC, S.L. Danielle Acquisition, LLC and The CIT Group/Commercial Services, Inc., dated May 12, 2009. (incorporated by reference to Exhibit 10.1 of the Company’s form 10-Q the quarter ended March 31, 2009).

10.2		Amendment to the Factoring Agreement by and among Bernard Chaus, Inc., Cynthia Steffe Acquisition LLC, S.L. Danielle Acquisition, LLC and The CIT Group/Commercial Services, Inc., dated May 12, 2009. (incorporated by reference to Exhibit 10.2 of the Company’s form 10-Q the quarter ended March 31, 2009).

*10	.3	Amended and Restated Factoring and Financing Agreement by and among Bernard Chaus, Inc., Cynthia Steffe Acquisition LLC, S.L. Danielle Acquisition, LLC and The CIT Group/Commercial Services, Inc., dated September 10, 2009. (filed in redacted form since confidential treatment was requested pursuant to Rule 24b-2 for certain portions thereof).

*21		List of Subsidiaries of the Company.

*23	.1	Consent of MHM Mahoney Cohen CPAs (The New York Practice of Mayer Hoffman McCann P.C.), Independent Registered Public Accounting Firm.

*23	.2	Consent of Mahoney Cohen & Company, CPA, P.C., Independent Registered Public Accounting Firm.

*31	.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Josephine Chaus.

*31	.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Barton Heminover.

*32	.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Josephine Chaus.

*32	.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Barton Heminover.

†	Management agreement or compensatory plan or arrangement required to be filed as an exhibit.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BERNARD CHAUS, INC.

By:	/s/ Josephine Chaus
Josephine Chaus
Chairwoman of the Board and
Chief Executive Officer

Date: September 23, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Josephine Chaus Josephine Chaus	Chairwoman of the Board and Chief Executive Officer	September 23, 2009

/s/ David Stiffman David Stiffman	Chief Operating Officer and Director	September 23, 2009

/s/ Barton Heminover Barton Heminover	Chief Financial Officer	September 23, 2009

/s/ Philip G. Barach Philip G. Barach	Director	September 23, 2009

/s/ Harvey M. Krueger Harvey M. Krueger	Director	September 23, 2009

/s/ Robert Flug Robert Flug	Director	September 23, 2009

BERNARD CHAUS, INC. AND SUBSIDIARIES

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

The following consolidated financial statements of Bernard Chaus, Inc. and subsidiaries are included in Item 8:

Reports of Independent Registered Public Accounting Firms	F-2
Consolidated Balance Sheets – June 30, 2009 and 2008	F-4
Consolidated Statements of Operations – Years Ended June 30, 2009, 2008 and 2007	F-5
Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) – Years Ended June 30, 2009, 2008 and 2007	F-6
Consolidated Statements of Cash Flows – Years Ended June 30, 2009, 2008 and 2007	F-7
Notes to Consolidated Financial Statements	F-8
The following consolidated financial statement schedule of Bernard Chaus, Inc. and subsidiaries is included in Item 15:
Schedule II – Valuation and Qualifying Accounts	S-1
EX-10.3
EX-21
EX-23.1
EX-23.2
EX-31.1
EX-31.2
EX-32.1
EX-32.2

The other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Bernard Chaus, Inc.
New York, New York

We have audited the accompanying consolidated balance sheet of Bernard Chaus, Inc. and subsidiaries as of June 30, 2009 and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss) and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the Index at item 15 for the year ended June 30, 2009. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Bernard Chaus, Inc. and subsidiaries at June 30, 2009, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ MHM Mahoney Cohen CPAs
(The New York Practice of Mayer Hoffman McCann P.C.)

New York, New York
September 23, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Bernard Chaus, Inc.
New York, New York

We have audited the accompanying consolidated balance sheet of Bernard Chaus, Inc. and subsidiaries as of June 30, 2008 and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss) and cash flows for each of the two years in the period ended June 30, 2008. Our audits also included the financial statement schedule listed in the Index at item 15 for each of the two years in the period ended June 30, 2008. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Bernard Chaus, Inc. and subsidiaries at June 30, 2008, and the results of their operations and their cash flows for each of the two years in the period ended June 30, 2008 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/S/ Mahoney Cohen & Company, CPA, P.C.

New York, New York
September 18, 2008

BERNARD CHAUS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except number of shares and per share amounts)

	June 30,	June 30,
	2009	2008

Assets
Current Assets
Cash and cash equivalents	$126	$61
Accounts receivable – factored (Note 6)	10,589	839
Accounts receivable – net	207	13,350
Inventories – net	3,839	7,482
Prepaid expenses and other current assets	275	596

Total current assets	15,036	22,328
Fixed assets – net	857	2,053
Other assets – net	158	112
Trademarks	1,000	1,000
Goodwill	—	2,257

Total assets	$17,051	$27,750

Liabilities and Stockholders’ Equity
Current Liabilities
Revolving credit borrowings	$6,606	$4,798
Accounts payable	6,251	6,844
Accrued expenses	2,164	2,585
Term loan – current	—	2,225

Total current liabilities	15,021	16,452
Long term liabilities	1,295	386
Deferred income taxes	147	462

Total liabilities	16,463	17,300
Commitments and Contingencies (Notes 6, 7, and 9)

Stockholders’ Equity
Preferred stock, $.01 par value, authorized shares – 1,000,000; issued and outstanding shares – none	—	—
Common stock, $.01 par value, authorized shares – 50,000,000; issued shares – 37,543,643 at June 30, 2009 and 2008	375	375
Additional paid-in capital	133, 416	133,373
Deficit	(130,794)	(121,217)
Accumulated other comprehensive loss	(929)	(601)
Less: Treasury stock at cost – 62,270 shares at June 30, 2009 and 2008	(1,480)	(1,480)

Total stockholders’ equity	588	10,450

Total liabilities and stockholders’ equity	$17,051	$27,750

See accompanying notes to consolidated financial statements.

BERNARD CHAUS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except number of shares and per share amounts)

	Fiscal Year Ended June 30,
	2009	2008	2007

Net revenue	$112,096	$118,028	$146,772
Cost of goods sold	83,415	85,893	104,076

Gross profit	28,681	32,135	42,696
Selling, general and administrative expenses	35,360	38,798	41,023
Goodwill impairment	2,257	—	—

Income (loss) from operations	(8,936)	(6,663)	1,673
Interest expense	951	921	1,076

Income (loss) before income tax (benefit) provision	(9,887)	(7,584)	597
Income tax (benefit) provision	(310)	94	75

Net income (loss)	$(9,577)	$(7,678)	$522

Basic earnings (loss) per share	$(0.26)	$(0.21)	$0.01

Diluted earnings (loss) per share	$(0.26)	$(0.21)	$0.01

Weighted average number of common shares outstanding – basic	37,481,000	37,429,000	37,479,000

Weighted average number of common and common equivalent shares outstanding – diluted	37,481,000	37,429,000	37,930,000

See accompanying notes to consolidated financial statements.

BERNARD CHAUS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except number of shares)

	Common Stock				Treasury Stock
							Accumulated
			Additional				Other
	Number		Paid-in		Number		Comprehensive
	of Shares	Amount	Capital	(Deficit)	of Shares	Amount	Loss	Total

Balance at July 1, 2006	37,590,085	$376	$133,449	$(114,061)	62,270	$(1,480)	$(461)	$17,823
Issuance of common stock upon exercise of stock options	41,248	—	24	—	—	—	—	24
Repurchase and retirement of common stock	(187,690)	(2)	(192)	—	—	—	—	(194)
Stock option compensation expense	—	—	50	—	—	—	—	50
Net change in pension liability	—	—	—	—	—	—	27	27
Net income	—	—	—	522	—	—	—	522

Comprehensive income								549

Balance at June 30, 2007	37,443,643	374	133,331	(113,539)	62,270	(1,480)	(434)	18,252
Issuance of restricted common stock	100,000	1	—	—	—	—	—	1
Stock option compensation expense	—	—	42	—	—	—	—	42
Net change in pension liability	—	—	—	—	—	—	(167)	(167)
Net loss	—	—	—	(7,678)	—	—	—	(7,678)

Comprehensive loss								(7,845)

Balance at June 30, 2008	37,543,643	375	133,373	(121,217)	62,270	(1,480)	(601)	10,450
Stock option compensation expense	—	—	43	—	—	—	—	43
Net change in pension liability	—	—	—	—	—	—	(328)	(328)
Net loss	—	—	—	(9,577)	—	—	—	(9,577)

Comprehensive loss								(9,905)

Balance at June 30, 2009	37,543,643	$375	$133,416	$(130,794)	62,270	$(1,480)	$(929)	$588

See accompanying notes to consolidated financial statements

BERNARD CHAUS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended June 30,
	2009	2008	2007

Operating Activities
Net income (loss)	$(9,577)	$(7,678)	$522
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,190	1,272	1,300
Goodwill impairment	2,257	—	—
Loss on disposal and impairment of fixed assets	272	—	—
Stock compensation expense	43	42	50
Gain from insurance recovery	(464)	—	—
Proceeds from insurance recovery	215	—	—
Deferred income taxes	(315)	89	91
Changes in operating assets and liabilities:
Accounts receivable	13,143	3,255	5,259
Accounts receivable — factored	(9,750)	799	(248)
Inventories	3,643	1,394	263
Prepaid expenses and other assets	288	56	172
Accounts payable	(593)	(3,168)	708
Accrued expenses and long term liabilities	127	(2,124)	455

Net cash provided by (used in) operating activities	479	(6,063)	8,572

Investing Activities
Purchases of fixed assets	(189)	(351)	(1,066)
Proceeds from insurance recovery	192	—	—

Net cash provided by (used in) investing activities	3	(351)	(1,066)

Financing Activities
Net proceeds (repayments) from revolving credit borrowings	8	4,798	(2,379)
Principal payments on term loan	(425)	(1,700)	(1,700)
Repurchases and retirement of Common Stock	—	—	(194)
Net proceeds from issuance of stock	—	—	24

Net cash provided by (used in) financing activities	(417)	3,098	(4,249)

Increase (decrease) in cash and cash equivalents	65	(3,316)	3,257
Cash and cash equivalents, beginning of year	61	3,377	120

Cash and cash equivalents, end of year	$126	$61	$3,377

Supplemental Disclosure of Cash Flow Information:
Cash paid for:
Taxes	$25	$55	$40

Interest	$879	$881	$1,017

Supplemental Disclosure of Non-Cash Investing and Financing Activities:

On January 9, 2008 the Company issued 100,000 shares of restricted stock.

On September 18, 2008, in connection with the amended financing agreement (See Note 6), $1,800,000 of the term loan was assumed through the utilization of the Company’s revolving credit borrowings.

See accompanying notes to consolidated financial statements.

BERNARD CHAUS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2009, 2008 AND 2007

1.	Business

Bernard Chaus, Inc. (the “Company” or “Chaus”) designs, arranges for the manufacture of and markets an extensive range of women’s career and casual sportswear principally under the JOSEPHINE CHAUS® JOSEPHINE®, JOSEPHINE STUDIO®, CHAUS®, CYNTHIA STEFFE®, and CYNTHIA CYNTHIA STEFFE® trademarks and under private label brand names. The Company’s products are sold nationwide through department store chains, specialty retailers, discount stores, wholesale clubs and other retail outlets. The Company’s CHAUS product lines sold through the department store channels are in the opening price points of the “better” category. The Company’s CYNTHIA STEFFE product lines are an upscale contemporary women’s apparel line sold through department stores and specialty stores. The Company’s private label product lines are designed and sold to various customers. The Company also has a license agreement with Kenneth Cole Productions, Inc. to manufacture and sell women’s sportswear under various labels. The Company began initial shipments of these licensed products in December 2005 primarily to department stores. These products offer high-quality fabrications and styling at “better” price points. As used herein, fiscal 2009 refers to the fiscal year ended June 30, 2009, fiscal 2008 refers to the fiscal year ended June 30, 2008 and fiscal 2007 refers to the fiscal year ended June 30, 2007.

For the year ended June 30, 2009, the Company realized losses from operations of $8.9 million ($6.7 million excluding goodwill impairment), and at June 30, 2009 has minimal working capital and shareholders’ equity. As discussed in Note 10, in July 2009, the Company entered into an exclusive supply agreement with one of its major manufacturers, China Ting Group Holdings Limited (“CTG”) and received a $4 million supply premium. As part of this agreement, CTG will assume the responsibilities previously managed by the Company’s Hong Kong office. The majority of the staff working at the Company’s Hong Kong office will transfer and be employed by CTG and will continue to manage these functions under CTG supervision. As a result, we plan to close our Hong Kong office in the second quarter of fiscal 2010 and expect to generate approximately $1 million in savings for fiscal 2010. The Company has also implemented during fiscal 2009 approximately $7 million of annual cost reduction initiatives that are expected to be realized in fiscal 2010. In addition, as discussed in Notes 6 and 9, on September 2009, the Company entered into an Amended Restated Factoring and Financing Agreement with The CIT Group Commercial Services, Inc. (“CIT”) and received a waiver from Kenneth Cole Productions for the default under the license agreement between the two parties.

The Company’s business plan requires the availability of sufficient cash flow and borrowing capacity to finance its product lines and to meet its cash needs. The Company expects to satisfy such requirements through cash on hand, cash flow from operations and borrowings from its lender. The Company’s fiscal 2010 business plan anticipates improvement from fiscal 2009, by achieving improved gross margin percentages and additional cost reduction initiatives primarily in the last six months of fiscal 2010. The Company’s ability to achieve its fiscal 2010 business plan is critical to maintaining adequate liquidity and compliance with covenants set forth in the September 2009 Agreement. There can be no assurance that the Company will be successful in its efforts. The Company relies on CIT, which is the sole source of the Company’s financing to borrow money in order to fund its operations. There has been significant news coverage regarding CIT’s financial stability, its ability to meet its financial obligations, and the possibility of CIT filing bankruptcy. Should any of these events occur, CIT may not be able to fund the Company’s business. While the Company believes it can obtain alternative financing, the Company may not have sufficient cashflow from operations to meet its liquidity needs, and therefore this could result in a material adverse affect on its business, liquidity and financial condition.

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

Shipping and Handling:

Shipping and handling costs are included as a component of selling, general and administrative expenses in the consolidated statements of operations. In fiscal year 2009, 2008 and 2007 shipping and handling costs approximated $2.8 million, $3.2 million and $3.8 million, respectively. Shipping and handling costs charged to customers is recorded as a component of net revenue. For all periods presented shipping and handling costs charged to customers was less than $0.2 million.

Cooperative Advertising:

Cooperative advertising allowances are recorded in selling, general and administrative expenses in the period in which the costs are incurred. Cooperative advertising expenses in fiscal year 2009 was $0.7 million and for fiscal years 2008 and 2007 were approximately $1.0 million.

Factoring Agreement and Accounts Receivable:

The Company has a factoring agreement with CIT whereby substantially all of its receivables are factored. The factoring agreement is a non-recourse factoring agreement whereby CIT, based on credit approved orders, assumes the accounts receivable risk of the Company’s customers in the event of insolvency or non payment. All other receivable risks for customer deductions that reduce the customer receivable balances are retained by the Company, including, but not limited to, allowable customer markdowns, operational chargebacks, disputes, discounts, and returns. These deductions totaling $3.4 million as of June 30, 2009 have been recorded as a reduction of amounts in accounts receivable — factored. The Company receives payment on non-recourse factored receivables from CIT as of the earlier of: a) the date that CIT has been paid by the Company’s customers; b) the date of the customer’s longest maturity if the customer is in a bankruptcy or insolvency proceedings; or c) the last day of the third month following the customer’s longest maturity date if the receivable remains unpaid. The Company assumes the accounts receivable risk on sales factored to CIT but not approved by CIT as non-recourse which at June 30, 2009 approximated $0.4 million. The Company also assumes the risk on accounts receivable not factored to CIT which was approximately $0.2 million as of June 30, 2009. Prior to October 2008 the Company extended credit to its customers based on an evaluation of the customer’s financial condition and credit history, except for customers of the Company’s wholly owned subsidiary, Cynthia Steffe Acquisition, LLC. As of June 30, 2008 Accounts Receivable was reduced by costs associated with potential returns of products, as well as allowable customer markdowns and operational chargebacks, net of expected recoveries of approximately $2.9 million.

At June 30, 2009 and 2008 approximately 98% and 6%, respectively, of the Company’s accounts receivable was factored. At June 30, 2008, approximately 59% of the Company’s accounts receivable were due from customers owned by three single corporate entities. During fiscal 2009 approximately 50% of the Company’s net revenue was from three corporate entities — Sam’s Club (20%), TJX Companies (18%) and Dillard’s Department Stores (12%). During fiscal 2008, approximately 53% of the Company’s net revenue was from three corporate entities — Sam’s Club (22%), Dillard’s Department Stores (17%) and TJX Companies (14%). During fiscal 2007 approximately 58% of the Company’s net revenue was from three corporate entities — Sam’s Club (23%), Dillard’s Department Stores (22%), and TJX Companies (13%). As a result of the Company’s dependence on its major customers, such customers may have the ability to influence the Company’s business decisions. The loss of or significant decrease in business from any of its major customers could have a material adverse effect on the Company’s financial position and results of operations.

Inventories:

Inventories are stated at the lower of cost or market, cost being determined on the first-in, first-out method. The majority of the Company’s inventory purchases are shipped FOB shipping point from the Company’s suppliers. The Company takes title and assumes the risk of loss when the merchandise is received at the boat or airplane overseas. The Company records inventory at the point of such receipt at the boat or airplane overseas. Reserves for slow moving and aged merchandise are provided to write-down inventory costs to net realizable value based on historical experience and current product demand. Inventory reserves were $0.8 million at June 30, 2009 and $0.7 million at June 30, 2008. Inventory reserves are based upon the level of excess and aged inventory and the Company’s estimated recoveries on the sale of the inventory. While markdowns have been within expectations and the provisions established, the Company cannot guarantee that it will continue to experience the same level of markdowns as in the past.

Cost of goods sold:

Cost of goods sold includes the costs incurred to acquire and produce inventory for sale, including product costs, freight-in, duty costs, commission cost and provisions for inventory losses. During fiscal 2009, the Company purchased approximately 84% of its finished goods from its ten largest manufacturers, including approximately 23% of its purchases from its largest manufacturer. In July 2009 the Company entered into an exclusive supply agreement with one of its major manufacturers, CTG. (Refer to Note 10). The Company believes that CTG has the resources to manufacturer its products in accordance with the Company’s specification and delivery schedules. In the event CTG is unable to meet the Company’s requirements and/or the agreement was to terminate the Company believes that it would have the ability to develop, over a reasonable period of time, adequate alternate manufacturing sources. However, there can be no assurance that the Company would find alternate manufacturers of finished goods on satisfactory terms to permit it to meet its commitments to its customers on a timely basis. In such event, the Company’s operations could be materially disrupted, especially over the short-term.

Cash and Cash Equivalents:

All highly liquid investments with an original maturity of three months or less at the date of purchase are classified as cash equivalents.

Long-Lived Assets, Goodwill and Trademarks:

Goodwill represented the excess of purchase price over the fair value of net assets acquired in business combinations accounted for under the purchase method of accounting. Goodwill related to the acquisition of S.L. Danielle, Inc. (“SL Danielle”) and certain assets of Cynthia Steffe division of LF Brands Marketing, Inc. (“Cynthia Steffe”). Trademarks relate to the Cynthia Steffe trademarks and were determined to have an indefinite life. The Company does not amortize assets with indefinite lives and conducts impairment testing annually in the fourth quarter of each fiscal year, or sooner if events and changes in circumstances suggest that the carrying amount may not be recoverable from its estimated future cash flows. During the fourth quarter of fiscal 2009, the Company performed impairment testing by determining the fair value of the entire Company based on the market capitalization at June 30, 2009. The Company then allocated the fair value among the various reporting units and determined that the goodwill balances for SL Danielle and Cynthia Steffe were impaired because the carrying value exceeded the allocated fair value. Accordingly, the Company recorded a goodwill impairment of $2.3 million for fiscal year end 2009. As of June 30, 2009 the Company no longer maintains any goodwill. The review of trademarks and long lived assets is based upon projections of anticipated future undiscounted cash flows. While the Company believes that its estimates of future cash flows are reasonable, different assumptions regarding such cash flows could materially affect evaluations. To the extent these future projections or the Company’s strategies change, the conclusion regarding impairment may differ from the current estimates. There was an impairment charge of approximately $0.1 of long lived assets in fiscal 2009 and no impairment for fiscal 2008 and 2007. No impairment of trademarks has been recognized during the fiscal years 2009, 2008 and 2007.

Income Taxes:

The Company accounts for income taxes under the asset and liability method in accordance with SFAS No. 109, Accounting for Income Taxes. Deferred income taxes reflect the future tax consequences of differences between the tax bases of assets and liabilities and their financial reporting amounts at year-end. The Company periodically reviews its historical and projected taxable income and considers available information and evidence to determine if it is more likely than not that a portion of the deferred tax assets will be realized. A valuation allowance is established to reduce the deferred tax assets to the amount that is more likely than not to be realized. As of June 30, 2009 and 2008, based upon its evaluation, of the Company’s historical and projected results of operations, the current business environment and the magnitude of the NOL, the Company recorded a full valuation allowance on its deferred tax assets. See Note 5. If the Company determines that it is more likely than not that a portion of the deferred tax assets will be realized in the future, that portion of the valuation allowance will be reduced and the Company will provide for an income tax benefit in its Statement of Operations at its estimated effective tax rate.

Stock-based Compensation:

The Company has a Stock Option Plan and accounts for the plan under SFAS No. 123 (revised 2004), “Share Based Payment” (“SFAS No. 123R”) which requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. No option grants were issued in fiscal 2009.

The following assumptions were used in the Black Scholes option pricing model that was utilized to determine stock-based employee compensation expense under the fair value based method in fiscal 2008 and 2007, respectively.

	For the Year Ended
	June 30,	June 30,
	2008	2007

Weighted average fair value of stock options granted	$0.79	$0.92
Risk-free interest rate	5.03%	5.15%
Expected dividend yield	0%	0%
Expected life of options	10.0 years	10.0 years
Expected volatility	131%	170%

Earnings Per Share:

Basic earnings (loss) per share has been computed by dividing the applicable net income (loss) by the weighted average number of common shares outstanding. Diluted earnings per share has been computed for the year end June 30, 2007 by dividing the applicable net income by the weighted average number of common shares outstanding and common share equivalents. Options to purchase approximately 982,000 common shares were excluded from the computation of diluted earnings per share for the year ended June 30, 2009 because their exercise price was greater than the average market price. Potentially dilutive shares of 111,342 were not included in the calculation of diluted loss per share for the year ended June 30, 2008 as their inclusion would have been antidilutive.

	For the Year Ended
	June 30,	June 30,	June 30,
	2009	2008	2007

Denominator for earnings(loss) per share (in millions):
Denominator for basic earnings (loss) per share weighted-average shares outstanding	37.4	37.4	37.5
Assumed exercise of potential common shares	—	—	.4

Denominator for diluted earnings (loss) per share	37.4	37.4	37.9

Advertising Expense:

Advertising costs are expensed when incurred. Advertising expenses (including co-op advertising) of $1.6 million, $1.8 million and $2.3 million, were included in selling, general and administrative expenses for the years ended June 30, 2009, 2008 and 2007 respectively.

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

Other Assets:

Other assets primarily consist of security deposits for real estate leases and deferred financing costs, which are being amortized over the life of the finance agreement (See Note 6).

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

Deferred Rent Obligations:

The Company accounts for rent expense under noncancelable operating leases with scheduled rent increases on a straight-line basis over the lease term. The excess of straight-line rent expense over scheduled payment amounts is recorded as a deferred liability included in long-term liabilities. Deferred rent obligations amounted to $0.8 million at June 30, 2009 and $0.3 million at June 30, 2008.

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

New Accounting Pronouncements:

In September 2006, the Financial Accounting Standard Board (“FASB”) issued SFAS 157 “Fair Value Measurement” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Positions (“FSP”) 157-1, which amends SFAS 157 to remove leasing transactions accounted for under SFAS 13, “Accounting for Leases,” and FSP 157-2, which deferred the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis to fiscal years beginning after November 15, 2008. The Company adopted SFAS 157 on July 1, 2008. The adoption of SFAS 157 for financial assets and liabilities did not have a material impact on the Company’s consolidated financial statements because the Company does not maintain investments or derivative instruments. The Company does not believe the adoption of SFAS 157 for nonfinancial assets and liabilities, effective July 1, 2009, will have a material impact on its consolidated financial statements.

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

In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company does not have any noncontrolling interests in subsidiaries and does not believe that the adoption of SFAS 160, effective July 1, 2009, will have a material impact on its financial statements.

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

In December 2008, the FASB issued Staff Position No. 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP 132(R)- 1”) which expands the disclosure requirements about plan assets for pension plans, postretirement medical plans, and other funded postretirement plans. Specifically, the rules require disclosure of: i) how investment allocation decisions are made by management; ii) major categories of plan assets; iii) significant concentrations of credit risk within plan assets; iv) the level of the fair value hierarchy in which the fair value measurements of plan assets fall (i.e. level 1, level 2 or level 3); v) information about the inputs and valuation techniques used to measure the fair value of plan assets; and vi) a reconciliation of the beginning and ending balances of plan assets valued with significant unobservable inputs (i.e. level 3 assets). FSP 132(R)-1 is required to be adopted by the Company in fiscal 2010. The Company is currently evaluating the provisions of this new standard and has not determined the impact of adoption on the consolidated financial statements at this time.

In April 2009, the FASB issued Staff Position No. FAS 107-1, “Interim Disclosures About Fair Value of Financial Instruments” (“FSP 107-1”). FSP 107-1 amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financials information at interim reporting periods. SFAS No. 107-1 becomes effective for interim and annual periods ending after June 15, 2009 with early application permitted for period ending after March 15,

2009. The Company will adopt SFAS No. 107-1 effective July 1, 2009 which will require additional disclosure in its quarterly consolidated financial statements.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140” (“SFAS 166”). This statement improves the information that a reporting entity provides in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance and cash flows; and a continuing interest in transferred financial assets. In addition, SFAS 166 amends various concepts addressed by FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities — a replacement of FASB Statement No. 125”, including removing the concept of qualified special purpose entities. SFAS 166 must be applied to transfers occurring on or after the effective date. SFAS 166 becomes effective for interim and annual periods beginning after November 15, 2009. The Company does not expect to have a material impact on its consolidated financial statements upon adoption.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). This statement amends certain requirements of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities”. Among other accounting and disclosure requirements, SFAS 167 replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity and the obligation to absorb losses of the entity or the right to receive benefits from the entity. SFAS 167 becomes effective for interim and annual periods beginning after November 15, 2009. The Company does not expect the adoption of SFAS 167 to have a material impact on its consolidated financial statements.

Effective July 1, 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162” (“ASC”), which became the single official source of authoritative, nongovernmental GAAP. The historical GAAP hierarchy was eliminated and the ASC became the only level of authoritative GAAP, other than guidance issued by the SEC. All other literature became non-authoritative. ASC is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company does not expect the adoption of the ASC to have a material impact on its consolidated financial statements.

3.	Inventories — net

	June 30,	June 30,
	2009	2008
	(In thousands)

Raw materials	$306	$172
Work-in-process	71	29
Finished goods	3,462	7,281

Total	$3,839	$7,482

Inventories are stated at the lower of cost, using the first-in first-out (FIFO) method, or market. Included in inventories is merchandise in transit of approximately $1.5 million at June 30, 2009 and $3.8 million at June 30, 2008.

4.	Fixed Assets

	June 30,	June 30,
	2009	2008
	(In thousands)

Computer hardware and software	$4,523	$4,376
Furniture and equipment	1,591	2,236
Leasehold improvements	3,666	4,509

	9,780	11,121
Less: accumulated depreciation and amortization	8,923	9,068

	$857	$2,053

5.	Income Taxes

The following are the major components of the provision for income taxes (In thousands):

	Fiscal Year Ended June 30,
	2009	2008	2007

Current:
Federal	$0	$0	$22
State	5	5	(38)

	$5	$5	$(16)
Deferred:
Federal	$(271)	$75	$75
State	(44)	14	16

	$(315)	$89	$91

Total	$(310)	$94	$75

Significant components of the Company’s net deferred tax assets and deferred tax liabilities are as follows:

	June 30,	June 30,
	2009	2008
	(In thousands)

Deferred tax assets:
Net federal, state and local operating loss carryforwards	$37,300	$42,900
Costs capitalized to inventory for tax purposes	400	700
Inventory valuation	300	300
Excess of book over tax depreciation	1,600	1,200
Sales allowances not currently deductible	1,500	1,300
Reserves and other items not currently deductible	700	800

	41,800	47,200
Less: valuation allowance for deferred tax assets	(41,800)	(47,200)

Net deferred tax asset	$—	$—

	June 30,	June 30,
	2009	2008
	(In thousands)

Deferred tax liability:
Deferred tax liability related to indefinite lived intangibles	$(147)	$(462)

The Company accounts for income taxes under the asset and liability method in accordance with SFAS No. 109, Accounting for Income Taxes. Deferred income taxes reflect the future tax consequences of differences between the tax bases of assets and liabilities and their financial reporting amounts at year-end. The Company periodically reviews its historical and projected taxable income and considers available information and evidence to determine if it is more likely than not that a portion of the deferred tax assets will be realized. A valuation allowance is established to reduce the deferred tax assets to the amount that is more likely than not to be realized. As of June 30, 2009 and 2008, based upon its evaluation of historical and projected results of operations and the current business environment, the Company recorded a full valuation allowance on its deferred tax assets. In fiscal 2009, the valuation allowance was decreased by $5.4 million to $41.8 million at June 30, 2009 from $47.2 million at June 30, 2008 primarily due to the partial expiration of net operating loss carryforwards, offset by the Company’s current year net operating loss and other changes in deferred tax assets. If the Company determines that it is more likely than not that a portion of the deferred tax assets will be realized in the future, that portion of the valuation allowance will be reduced and the Company will provide for an income tax benefit in its Statement of Operations at its effective tax rate.

The Company’s deferred tax liability decreased by $315,000 to $147,000 at June 30, 2009 from $462,000 at June 30, 2008. This decrease was due to the reversal of the deferred tax liabilities previously recorded for temporary differences relating to the Company’s goodwill which was deemed impaired during the current year, partially offset by the deferred tax liability recorded in the current year on the temporary differences associated with the Company’s trademarks. The Company’s trademarks are not amortized for book purposes. As the Company continues to amortize trademarks for tax purposes, it will provide a deferred tax liability on the temporary difference. The temporary difference will not reverse until such time as the assets are impaired or sold therefore the likelihood of being offset by the Company’s net operating loss carryforward is uncertain. There were no sales or impairments during the years ended June 30, 2008 and 2007.

At June 30, 2009, the Company has a federal net operating loss carryforward for income tax purposes of approximately $93.2 million, which will expire between fiscal 2010 and 2029. Approximately 70% of the Company’s net operating loss carryforward expires between 2010 and 2012. Approximately $0.7 million of the operating loss carryforwards relate to the exercise of nonqualified stock options.

In fiscal 2007, state and local taxes include approximately $74,000 of reimbursements from state taxing authorities for prior year refunds.

	Fiscal Year Ended June 30,
	2009	2008	2007
	(In thousands)

(Benefit) expense for federal income taxes at the statutory rate	$(2,594)	$(2,611)	$209
State and local taxes, net of federal benefit	3	4	(25)
Other	68	73	18
Effects of tax loss carryforwards	2,213	2,628	(127)

(Benefit) provision for income taxes	$(310)	$94	$75

The Company adopted the provisions of FASB Interpretation No. 48 Accounting for Uncertainty in Income Taxes — An Interpretation of SFAS No. 109 (“FIN 48”) on July 1, 2007, and the adoption did not have a material impact on the consolidated financial statements. The Company classifies any interest and penalty payments or accruals within operating expenses on the financial statements. There were no accruals of interest and penalties, nor were there any unrecognized tax benefits at the date of adoption of FIN 48 through June 30, 2009 The Internal Revenue Service has reviewed the Company’s income tax returns through the period ended June 30, 2003 and proposed no changes to the tax returns filed by the Company.

6.	Financing Agreements

On September 10, 2009 the Company entered into an Amended and Restated Factoring and Financing Agreement (“September 2009 Agreement”) with The CIT Group/Commercial Services, Inc. (“CIT”) that expires on September 18, 2011. This agreement consolidated our financing and factoring arrangements into one agreement and replaced all prior financing and factoring agreements with CIT. The September 2009 Agreement provides the Company with a $30.0 million revolving line of credit including a sub-limit in the amount of $12.0 million for issuance of letters of credit.

The borrowings under the September 2009 Agreement accrue interest at a rate of 2% above prime (5.25% as of September 17, 2009). The interest rate as of June 30, 2009 under the prior financing agreement was 5.25%.

The Company’s obligations under the September 2009 Agreement are secured by a first priority lien on substantially all of the Company’s assets, including accounts receivable, inventory, intangibles, equipment, and trademarks, and a pledge of the Company’s interest in its subsidiaries.

The September 2009 Agreement contains various financial and operational covenants, including limitations on additional indebtedness, liens, dividends, stock repurchases and capital expenditures. More specifically, the Company is required to maintain minimum levels of defined tangible net worth, minimum EBITDA, and minimum leverage ratios. The Company has the option to terminate the agreement with CIT. If the Company terminates the agreement with CIT due to non performance by CIT of certain of its obligations for a specified period of time, the Company will not be liable for any termination fees. Otherwise in the event of an early termination by the Company it will be liable for termination fees of (a) 1.0% of the revolving credit limit if the Company terminates on or before September 18, 2010 and (b) 0.50% of the revolving credit limit if the Company terminates after September 18, 2010. However, the early termination fee will be waived if terminated 120 days from September 18, 2011.

At June 30, 2009, the Company was not in compliance with certain covenants under the prior financing agreement and CIT has waived non compliance in connection with entering into the September 2009 Agreement.

Under the Company’s financing agreements with CIT prior to the September 2009 Agreement (“Prior Agreements”) the Company operated under various interest rates which were increased due to covenant defaults. Under the Prior Agreements the Company had a term loan which was paid down in quarterly installments of $425,000 with a balloon payment of $1.8 million which would have been due on October 1, 2008. This term loan was assumed by the revolving line of credit under the Prior Agreements. The Company’s obligations under the Prior Agreements were secured by the same assets of the September 2009 Agreement.

On June 30, 2009, the Company had $1.2 million of outstanding letters of credit, and total availability of approximately $0.9 million and revolving credit borrowings of $6.6 million. On June 30, 2008, the Company had $1.2 million of outstanding letters of credit, total availability of approximately $11.0 million, a balance of $2.2 million on a term loan and $4.8 million of revolving credit borrowings.

Factoring Agreements

As discussed above the September 2009 Agreement replaced the Company’s previous factoring agreements with CIT. This agreement is a non-recourse agreement which provides notification factoring on substantially all of the Company’s sales. The proceeds of this agreement are assigned to CIT as collateral for all indebtedness, liabilities and obligations due CIT. A factoring commission based on various rates is charged on the gross face amount of all accounts with minimum fees as defined in the agreement. The previous factoring agreements operated under similar conditions.

Prior to September 18, 2008, one of the Company’s subsidiaries, CS Acquisition had a factoring agreement with CIT which provided for a factoring commission based on various sales levels.

7.	Employee Benefit Plans

Pension Plan:

Pursuant to a collective bargaining agreement, the Company’s union employees are eligible to participate in the Company’s defined benefit pension plan after completion of one year of eligible service. Pension benefits are based on the number of years of service times a predetermined factor. Effective June 30, 2007, the Company has adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Post Retirement Plans, an Amendment of FASB No. 87,106 and 132(R) (“SFAS 158”). SFAS 158 requires employers to recognize the over or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The adoption of this statement did not have an effect on the Company’s financial statements. The Company uses June 30, 2009 as its measurement date for the pension plan.

Pension expense amounted to approximately $45,000, $24,000, and $45,000 in fiscal 2009, 2008, and 2007, respectively.

Obligations and Funded Status

The reconciliation of the benefit obligation and funded status of the pension plan as of June 30, 2009 and 2008 is as follows:

	2009	2008
	(in thousands)

Change in benefit obligation
Benefit obligation at beginning of year	$1,890	$1,844
Service cost	17	22
Interest cost	111	108
Change in assumption	—	—
Actuarial loss/(gain)	5	(10)
Benefits paid	(78)	(74)

Benefit obligation at end of year	$1,945	$1,890

Change in plan assets
Fair value of plan assets at beginning of year	$1,612	$1,631
Actual return on plan assets	(241)	(70)
Employer contributions	106	125
Benefits paid	(78)	(74)

Fair value of plan assets at end of year	$1,399	$1,612

Funded status	$(546)	$(278)
Unrecognized net actuarial loss	929	601

Net amount recognized	$383	$323

Amounts recognized in the statement of financial position consist of:
Accrued benefit cost	$(546)	$(278)
Accumulated other comprehensive loss	929	601

Net amount recognized	$383	$323

The total accrued benefit cost of $546,000 and $278,000 is included in long-term liabilities on the consolidated balance sheet as of June 30, 2009 and June 30, 2008 respectively. As of June 30, 2009, the amount in accumulated other comprehensive loss that has not yet been recognized as a component of net periodic benefit cost is comprised entirely of net actuarial losses. The amount of the net actuarial losses expected to be recognized as a component of net periodic benefit cost over the next fiscal year is approximately $79,000.

	June 30,	June 30,
(In thousands)	2009	2008

Projected and accumulated benefit obligation	$1,945	$1,890
Fair value of plan assets	$1,399	$1,612

	Fiscal Year
(In thousands)	2009	2008	2007

Components of Net Periodic Benefit Cost:
Service cost	$17	$22	$26
Interest cost	111	108	105
Expected return on plan assets	(128)	(132)	(115)
Amortization of accumulated unrecognized net loss	45	26	29

Net periodic benefit cost	$45	$24	$45

Additional Information

The adjustment to the funded status included in other comprehensive loss (income) was $328,000, $167,000, and ($27,000) for the years ended June 30, 2009, 2008 and 2007, respectively.

Assumptions

Weighted average assumptions used to determine:

Net periodic benefit cost for the years ended June 30,	2009	2008	2007

Discount Rate	6.00%	6.00%	6.25%
Expected Long Term Rate of Return on plan assets	8.00%	8.00%	8.25%

Benefit Obligation at June 30,	2009	2008

Discount Rate	6.00%	6.00%
Expected Long Term Rate of Return on plan assets	7.75%	7.75%

The expected long-term rate of return on plan assets was determined based on long-term return analysis for equity, debt and other securities as well as historical returns. Long-term trends are evaluated relative to market factors such as inflation and interest rates.

Plan Assets

The Company’s pension plan weighted-average asset allocations at June 30, 2009 and 2008, by asset category are as follows:

	Plan Assets	Plan Assets
	at June 30	at June 30
Asset Category	2009	2008

Equity securities	37%	52%
Debt securities	34%	27%
Other	29%	21%

Total	100%	100%

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

The guidelines to be maintained by the portfolio manager are as follows:

Percentage of
Total Portfolio	Asset Category

5 – 15%	Cash and short term investments
25 – 35%	Long-term fixed income
50 – 65%	Common stock

Contributions

The Company does not expect it will be required to contribute to the pension plan in fiscal 2010.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (In thousands):

Fiscal Year	Pension Benefits

2010	$92
2011	96
2012	107
2013	117
2014	123
2015 – 2019	718

Savings Plan:

The Company has a savings plan (the “Savings Plan”) under which eligible employees may contribute a percentage of their compensation. The Company (subject to certain limitations) had contributed 10% of the employee’s contribution until July 2009 when the Company suspended its contribution. The Company contributions were invested in investment funds selected by the participants and were subject to vesting provisions of the Savings Plan. The contribution to the Savings plan in fiscal 2009, 2008, and 2007 was funded by the plan’s forfeiture account

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

Information regarding the Company’s stock options is summarized below:

	Stock Options
			Weighted
	Number	Exercise	Average
	of Shares	Price Range	Exercise Price

Outstanding at June 30, 2006	2,529,027	$.50 – $3.50	$.77
Options granted	30,000	$ .92	$.92
Options exercised	(41,248)	$.50 – $ .75	$.59
Options forfeited/expired	(899,000)	$.50 – $ .94	$.90

Outstanding at June 30, 2007	1,618,779	$.50 – $3.50	$.71
Options granted	30,000	$ .81	$.81
Options forfeited/expired	(571,967)	$.50 – $3.11	$.85

Outstanding at June 30, 2008	1,076,812	$.50 – $3.50	$.64
Options forfeited/expired	(94,800)	$.50 – $3.50	$.82

Outstanding at June 30, 2009	982,012	$.50 – $3.00	$.62

The following table summarizes information about the Company’s outstanding and exercisable stock options at June 30, 2009:

	Outstanding			Exercisable
		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
		Contractual	Exercise		Exercise
Range of Exercise Price	Shares	Life (Yrs.)	Price	Shares	Price

$0.50	672,012	2.11	$0.50	672,012	$0.50
$0.69	5,000	1.00	$0.69	5,000	$0.69
$0.75	165,000	3.16	$0.75	165,000	$0.75
$0.81	22,500	8.00	$0.81	5,625	$0.81
$0.92	25,000	7.00	$0.92	12,500	$0.92
$0.95	30,000	5.00	$0.95	30,000	$0.95
$0.98	30,000	4.00	$0.98	30,000	$0.98
$1.06	27,500	6.00	$1.06	20,625	$1.06
$3.00	5,000	—	$3.00	5,000	$3.00

	982,012	2.77	$0.62	945,762	$0. 61

There were no options exercised during fiscal 2009 and 2008. The total intrinsic value of options exercised during the years ended June 30, 2007 was $22,000. The total fair value of shares vested during the years ended June 30, 2009, 2008, and 2007 was $13,000, $28,000, and $50,000, respectively. There was no aggregate intrinsic value of options outstanding or options currently exercisable at June 30, 2009.

A summary of the status of the Company’s nonvested shares as of June 30, 2009, and changes during the year ended June 30, 2009, is presented below:

		Weighted-Average
		Grant Date
Nonvested Shares:	Shares	Fair Value

Nonvested, July 1, 2008	75,000	$0.85
Forfeited	(15,000)	0.86
Vested	(23,750)	0.85

Nonvested, June 30, 2009	36,250	$0.87

All stock options are granted at fair market value of the Common Stock at grant date. The outstanding stock options have a weighted average contractual life of 2.77 years, 3.80 years and 3.31 years in 2009, 2008 and 2007, respectively. The number of stock options exercisable at June 30, 2009, 2008 and 2007 were 945,762, 1,001,812 and 1,543,779 respectively. As of June 30, 2009, there was $12,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Option Plan. That cost is expected to be recognized over a weighted-average period of 1.0 years.

Restricted Stock Inducement Plan

On November 15, 2007, the Board of Directors adopted the Bernard Chaus, Inc. 2007 Restricted Stock Inducement Plan (the “Plan”). As the Plan was an inducement plan, the shareholders of the Company did not approve, nor were they required to approve, the Plan. The Plan was intended to induce certain individuals to become employees of the Company by offering them a stake in the Company’s success. The maximum number of shares of the Company’s common stock that may be granted under the Plan is 100,000, which may consist of authorized and unissued shares or treasury shares. The number and kind of shares available under the Plan are subject to adjustment upon changes in capitalization of the Company affecting the shares. Whenever any outstanding award is forfeited, cancelled or terminated, the underlying shares will be available for future issuance, to the extent of the forfeiture, cancellation or termination. The Plan will remain in effect until the earlier of ten years from the date of its adoption by the Board or the date it is terminated by the Board. The Board has discretion to amend and/or terminate the Plan without the consent of participants, provided that no amendment may impair any rights previously granted to a participant under the Plan without such participant’s consent. On January 9, 2008, the Company granted to its Chief Operating Officer, 100,000 shares of restricted stock which vest in two annual installments of 50,000 shares. The Restricted stock was issued at the fair market value at date of grant. The fair market value of approximately $59,000 is being recognized over the two year vesting period. Stock compensation expense for the restricted shares was approximately $29,000 and$14,000 for the fiscal years ended June 30, 2009 and June 30, 2008, respectively.

9.	Commitments, Contingencies and Other Matters

Lease Obligations:

The Company leases showroom, distribution and office facilities, and equipment under various noncancelable operating lease agreements which expire through fiscal 2014. Rental expense for the years ended June 30, 2009, 2008 and 2007 was approximately $2.4 million, $1.8 million and $1.8 million, respectively.

The minimum aggregate rental commitments at June 30, 2009 are as follows (in thousands):

Fiscal year ending:

2010	$2,137
2011	1,946
2012	1,964
2013	1,955
2014	1,776
Thereafter	9,236

$19,014

Letters of Credit:

The Company was contingently liable under letters of credit issued by banks to cover primarily contractual commitments for merchandise purchases of approximately $0.7 million and $1.0 million at June 30, 2009 and June 30, 2008, respectively. The Company also was contingently liable for stand by letters of credit issued by banks of approximately $0.5 million and $0.2 million as June 30, 2009 and 2008, respectively.

Inventory purchase commitments:

The Company was contingently liable for contractual commitments for merchandise purchases of approximately $6.5 million and $5.2 million at June 30, 2009 and June 30, 2008, respectively. The contractual commitments for merchandise purchases include the letters of credits shown above.

Kenneth Cole License Agreement:

The Company entered into a license agreement with Kenneth Cole Productions (LIC) in June 2005 which was subsequently amended in September and December 2007. Under the license agreement the Company is required to achieve certain minimum sales levels, to pay specified royalties and advertising on net sales, to pay certain minimum royalties and advertising and to maintain a minimum net worth. The initial term of the license expires on June 30, 2012. The agreement includes an option for the Company to extend the term for an additional 3 years provided the Company meets certain conditions in the agreement. The license agreement permits early termination by the Company or the Licensor under certain circumstances. In September 2009, the Company received a waiver to the default of the minimum net worth requirement through fiscal 2010.

The following table summarizes as of June 30, 2009, the Company’s Kenneth Cole License Agreement commitments by future period through June 30, 2012 assuming the license is in effect through the expiration date (in thousands):

Fiscal year ending:

2010	1,715
2011	1,398
2012	1,227

$4,340

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

10.	Subsequent Events:

In July 2009 the Company entered into an exclusive supply agreement with China Ting Group Holdings Limited (“CTG”). This agreement expands the long standing relationship the Company has had with CTG. CTG is a vertically integrated garment manufacturer, exporter and retailer with headquarters in Hong Kong and principal garment manufacturing facilities in Hangzhou, China. CTG will act as the exclusive supplier of substantially all merchandise purchased by the Company in Asia beginning with the Company’s Spring 2010 line (product shipping in January to our customers) in addition to providing sample making and production supervision services. CTG will be responsible for manufacturing product according to the Company’s specifications. As part of this agreement, CTG will assume the responsibilities previously managed by the Company’s Hong Kong office. The majority of the staff working at the Company’s Hong Kong office will transfer and be employed by CTG and will continue to manage these functions under CTG supervision. In consideration for the Company appointing CTG as the sole supplier of its merchandise in Asia/China for a term of 10 years, CTG paid the Company an exclusive supply premium of $4 million. The Company will recognize the premium as income on a straight line basis over the 10 year term of the agreement.

The Company has evaluated subsequent events through September 23, 2009, which is the date the financial statements were issued, and has concluded that no such events or transactions took place, which would require a disclosure herein, except as mentioned above relating to CTG, Note 6 relating to the Company’s Finance Agreement and Note 9 relating to the Kenneth Cole license agreement.

11.	Unaudited Quarterly Results of Operations

Unaudited quarterly financial information for fiscal 2009 and fiscal 2008 is set forth in the table below:

	(In thousands, except per share amounts)
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Fiscal 2009
Net revenue	$33,898	$26,049	$33,107	$19,042
Gross profit	9,968	5,623	9,378	3,712
Net income (loss)	126	(3,581)	(126)	(5,996)
Basic earnings (loss) per share	(0.00)	(0.10)	0.00	(0.16)
Diluted earnings (loss) per share	(0.00)	(0.10)	0.00	(0.16)
Fiscal 2008
Net revenue	$35,546	$25,376	$32,686	$24,420
Gross profit	10,395	5,280	10,278	6,182
Net income (loss)	(354)	(4,389)	260	(3,195)
Basic earnings (loss) per share	(0.01)	(0.12)	0.01	(0.09)
Diluted earnings (loss) per share	(0.01)	(0.12)	0.01	(0.09)

The sum of the quarterly net earnings per share amounts may not equal the full-year amount since the computations of the weighted average number of common-equivalent shares outstanding for each quarter and the full year are made independently.

SCHEDULE II
BERNARD CHAUS, INC. & SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

		Additions
	Balance at	Charged to
	Beginning of	Costs and		Balance at
Description	Year	Expenses	Deductions	End of Year

Year ended June 30, 2009
Allowance for doubtful accounts	$25	$0	$14[1]	$11
Reserve for customer allowances and deductions	$2,916	$12,182	$11,694[2]	$3,404

Year ended June 30, 2008
Allowance for doubtful accounts	$60	$0	$35[1]	$25
Reserve for customer allowances and deductions	$2,785	$12,444	$12,313[2]	$2,916

Year ended June 30, 2007
Allowance for doubtful accounts	$137	$0	$77[1]	$60
Reserve for customer allowances and deductions	$2,516	$12 ,403	$12,134[2]	$2,785

1	Uncollectible accounts written off

2	Allowances charged to reserve and granted to customers

S-1