Form 10-Q
period 2009-09-30
CHAUS BERNARD INC
filed 2009-11-09
CIK 793983

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2009.
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from __________________ to _________________.
Commission file number 1-9169
BERNARD CHAUS, INC.
(Exact Name of Registrant as Specified in its Charter)

New York	13-2807386

(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

530 Seventh Avenue, New York, New York (Address of Principal Executive Offices)	10018 (Zip Code)
(212) 354-1280
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any , every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
     Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Date	Class	Shares Outstanding

November 9, 2009	Common Stock, $0.01 par value	37,481,373

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
BERNARD CHAUS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except number of shares and per share amounts)

	September 30,	June 30,	September 30,
	2009	2009	2008
	(Unaudited)	( * )	(Unaudited)
Assets
Current Assets
Cash	$2,840	$126	$65
Accounts receivable — factored	15,197	10,589	885
Accounts receivable — net	1,488	207	23,320
Inventories — net	6,133	3,839	8,154
Prepaid expenses and other current assets	586	275	758

Total current assets	26,244	15,036	33,182
Fixed assets — net	818	857	1,865
Other assets	100	158	112
Trademarks	1,000	1,000	1,000
Goodwill	—	—	2,257

Total assets	$28,162	$17,051	$38,416

Liabilities and Stockholders’ Equity (Deficiency)
Current Liabilities
Revolving credit borrowings	$11,476	$6,606	$16,078
Accounts payable	9,136	6,251	7,480
Accrued expenses	2,726	2,164	3,426

Total current liabilities	23,338	15,021	26,984
Deferred income	3,534	—	—
Long term liabilities	1,486	1,295	358
Deferred income taxes	154	147	484

Total liabilities	28,512	16,463	27,826
Stockholders’ Equity (Deficiency)
Preferred stock, $.01 par value, authorized shares — 1,000,000; issued and outstanding shares — none	—	—	—
Common stock, $.01 par value, authorized shares — 50,000,000; issued shares — 37,543,643 at September 30, 2009, June 30, 2009 and September 30, 2008	375	375	375
Additional paid-in capital	133,421	133,416	133,387
Deficit	(131,737)	(130,794)	(121,091)
Accumulated other comprehensive loss	(929)	(929)	(601)
Less: Treasury stock at cost — 62,270 shares at September 30 2009, June 30, 2009 and September 30, 2008	(1,480)	(1,480)	(1,480)

Total stockholders’ equity (deficiency)	(350)	588	10,590

Total liabilities and stockholders’ equity (deficiency)	$28,162	$17,051	$38,416

*	Derived from audited financial statements at June 30, 2009.
See accompanying notes to consolidated financial statements.

BERNARD CHAUS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except number of shares and per share amounts)

	For the Three Months Ended
	September 30,	September 30,
	2009	2008
	(Unaudited)	(Unaudited)
Net revenue	$23,710	$33,898
Cost of goods sold	17,239	23,930

Gross profit	6,471	9,968
Selling, general and administrative expenses	7,251	9,579

Income (loss) from operations	(780)	389

Interest expense, net	153	233

Income (loss) before income tax provision	(933)	156
Income tax provision	10	30

Net income (loss)	$(943)	$126

Basic earnings (loss) per share	$(0.03)	$0.00

Diluted earnings (loss) per share	$(0.03)	$0.00

Weighted average number of common shares outstanding- basic	37,481,000	37,481,000

Weighted average number of common and common equivalent shares outstanding- diluted	37,481,000	37,481,000

See accompanying notes to consolidated financial statements.

BERNARD CHAUS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Three Months Ended
	September 30,	September 30,
	2009	2008
	(Unaudited)
Operating Activities
Net income (loss)	$(943)	$126
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	192	295
Amortization of deferred income	(66)	—
Stock compensation expense	5	14
Deferred income taxes	7	22
Changes in operating assets and liabilities:
Accounts receivable	(1,281)	(9,970)
Accounts receivable — factored	(4,608)	(46)
Inventories	(2,294)	(672)
Prepaid expenses and other current assets	(267)	(162)
Accounts payable	2,885	636
Accrued expenses and long term liabilities	353	813

Net cash used in operating activities	(6,017)	(8,944)

Investing Activities
Purchases of fixed assets	(139)	(107)

Cash used in investing activities	(139)	(107)

Financing Activities
Net proceeds from revolving credit borrowings	4,870	9,480
Proceeds from supply premium	4,000	—
Principal payments on term loan	—	(425)

Net cash provided by financing activities	8,870	9,055

Increase in cash	2,714	4
Cash beginning of period	126	61

Cash end of period	$2,840	$65

Supplemental Disclosure of Cash Flow Information:
Cash paid for:
Taxes	$13	$17

Interest	$139	$211

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
On September 18, 2008, in connection with the amended financing agreement, $1,800,000 of the term loan was assumed through the utilization of the Company’s revolving credit borrowings.
See accompanying notes to consolidated financial statements.

BERNARD CHAUS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Three Months Ended September 30, 2009 and September 30, 2008
     1. Business and Summary of Significant Accounting Policies
Business:
          Bernard Chaus, Inc. (the “Company” or “Chaus”) designs, arranges for the manufacture of and markets an extensive range of women’s career and casual sportswear principally under the JOSEPHINE CHAUS®, JOSEPHINE®, JOSEPHINE STUDIO®, CHAUS®, CYNTHIA STEFFE®, and CYNTHIA CYNTHIA STEFFE® trademarks and under private label brand names. The Company’s products are sold nationwide through department store chains, specialty retailers, discount stores, wholesale clubs and other retail outlets. The Company’s CHAUS product lines sold through the department store channels are in the opening price points of the “better” category. The Company’s CYNTHIA STEFFE product lines are an upscale contemporary women’s apparel line sold through department stores and specialty stores. The Company’s private label product lines are designed and sold to various customers. The Company also has a license agreement with Kenneth Cole Productions (LIC), Inc. to manufacture and sell women’s sportswear under various labels. The Company began initial shipments of these licensed products in December 2005 primarily to department stores. These products offer high-quality fabrications and styling at “better” price points. As used herein, fiscal 2010 refers to the fiscal year ended June 30, 2010 and fiscal 2009 refers to the fiscal year ended June 30, 2009.
          The Company’s business plan requires the availability of sufficient cash flow and borrowing capacity to finance its product lines and to meet its cash needs. The Company expects to satisfy such requirements through cash on hand, cash flow from operations and borrowings from its lender. The Company’s fiscal 2010 business plan anticipates improvement from fiscal 2009, by achieving improved gross margin percentages and additional cost reduction initiatives primarily in the last six months of fiscal 2010. The Company’s ability to achieve its fiscal 2010 business plan is critical to maintaining adequate liquidity and compliance with covenants set forth in the financing agreement (see Note 3). There can be no assurance that the Company will be successful in its efforts. The Company relies on The CIT Group/Commercial Services, Inc., which is the sole source of the Company’s financing to borrow money in order to fund its operations. On November 1, 2009, CIT Group, Inc. and CIT Group Funding Company of Delaware LLC filed voluntary petitions for reorganization seeking relief under Chapter 11 of the U.S. Bankruptcy Code with the U.S. Bankruptcy Court in the Southern District of New York. The CIT Group/Commercial Services, Inc. is an operating subsidiary of CIT Group Inc. CIT Group Inc. has indicated that no operating subsidiaries were included in the filings and that it expects all of its operating entities to continue normal operations while it is reorganizing. Since the time of the filing, The CIT Group/Commercial Services, Inc. has continued to perform its obligations under the agreements with the Company. Should there be a disruption to the normal operations of The CIT Group/Commercial Services, Inc., the Company believes it could obtain alternative financing, however such a disruption could cause the Company to not have sufficient cash flow from operations to meet its liquidity needs, and therefore this could result in a material adverse affect on its business, liquidity and financial condition.
Basis of Presentation:
          The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending June 30, 2010 or any other period. The balance sheet at June 30, 2009 has been derived from the audited financial statements at that date. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2009.

BERNARD CHAUS, INC. AND SUBSIDIARIES
Subsequent Events
     The Company has evaluated subsequent events through November 9, 2009, which is the date the financial statements were issued, and has concluded that no such events or transactions took place, except as mentioned above relating to The CIT Group/Commercial Services, Inc., which would require a disclosure herein.
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
Factoring Agreement and Accounts Receivable:
          The Company has a factoring agreement with CIT whereby substantially all of its receivables are factored. The factoring agreement is a non-recourse factoring agreement whereby CIT, based on credit approved orders, assumes the accounts receivable risk of the Company’s customers in the event of insolvency or non payment. All other receivable risks for customer deductions that reduce the customer receivable balances are retained by the Company, including, but not limited to, allowable customer markdowns, operational chargebacks, disputes, discounts, and returns. These deductions totaling $2.0 million as of September 30, 2009 and $3.4 million as of June 30, 2009 have been recorded as a reduction of amounts in accounts receivable — factored. The Company receives payment on non-recourse factored receivables from CIT as of the earlier of: a) the date that CIT has been paid by the Company’s customers; b) the date of the customer’s longest maturity if the customer is in bankruptcy or insolvency proceedings; or c) the last day of the third month following the customer’s longest maturity date if the receivable remains unpaid. The Company assumes the accounts receivable risk on sales factored to CIT but not approved by CIT as non-recourse which approximated $0.4 million at September 30, 2009 and June 30, 2009. The Company also assumes the risk on accounts receivable not factored to CIT, which at September 30, 2009 and June 30, 2009 was approximately $1.5 million and $0.2 million, respectively. The Company held letters of credit from a customer of approximately $0.7 million as of September 30, 2009 for payment in connection with the accounts receivable not factored. Prior to October 2008 the Company extended credit to its customers based on an evaluation of the customer’s financial condition and credit history, except for customers of the Company’s wholly owned subsidiary, Cynthia Steffe Acquisition, LLC. As of September 30, 2008, Accounts Receivable was reduced by costs associated with potential returns of products, as well as allowable customer markdowns and operational chargebacks, net of expected recoveries of approximately $3.0 million.
Inventories:
          Inventories are stated at the lower of cost or market, cost being determined on the first-in, first-out method. The majority of the Company’s inventory purchases are shipped FOB shipping point from the Company’s suppliers. The

BERNARD CHAUS, INC. AND SUBSIDIARIES
Company takes title and assumes the risk of loss when the merchandise is received at the boat or airplane overseas. The Company records inventory at the point of such receipt at the boat or airplane overseas. Reserves for slow moving and aged merchandise are provided to adjust inventory costs based on historical experience and current product demand. Inventory reserves were approximately $0.6 million at September 30, 2009, $0.8 million at June 30, 2009 and $1.0 million at September 30, 2008. Inventory reserves are based upon the level of excess and aged inventory and the Company’s estimated recoveries on the sale of the inventory. While markdowns have been within expectations and the provisions established, the Company cannot guarantee that it will continue to experience the same level of markdowns as in the past.
Long-Lived Assets, Goodwill and Trademarks:
          Goodwill represented the excess of purchase price over the fair value of net assets acquired in business combinations accounted for under the purchase method of accounting. Goodwill related to the acquisition of S.L. Danielle, Inc. (“SL Danielle”) and certain assets of the Cynthia Steffe division of LF Brands Marketing, Inc. (“Cynthia Steffe”). Trademarks relate to the Cynthia Steffe trademarks and were determined to have an indefinite life. The Company does not amortize assets with indefinite lives and conducts impairment testing annually in the fourth quarter of each fiscal year, or sooner if events and changes in circumstances suggest that the carrying amount may not be recoverable from its estimated future cash flows including market participant assumptions, when available. During the fourth quarter of fiscal 2009, the Company performed impairment testing by determining the fair value of the entire Company based on the market capitalization at June 30, 2009. The Company then allocated the fair value among the various reporting units and determined that the goodwill balances for SL Danielle and Cynthia Steffe were impaired because the carrying value exceeded the allocated fair value. Accordingly, the Company recorded a goodwill impairment of $2.3 million for fiscal year end 2009. As of June 30, 2009 the Company no longer maintains any goodwill. The review of trademarks and long lived assets is based upon projections of anticipated future undiscounted cash flows. While the Company believes that its estimates of future cash flows are reasonable, different assumptions regarding such cash flows could materially affect evaluations. To the extent these future projections or the Company’s strategies change, the conclusion regarding impairment may differ from the current estimates. For the quarters ending September 30, 2009 and 2008 no impairment of trademarks or long lived assets was recognized.
Income Taxes:
          The Company accounts for income taxes under the asset and liability method in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Codification Standards (“ASC”) 740 (formerly Statement of Financial Accounting Standards “SFAS” 109, Accounting for Income Taxes). Deferred income taxes reflect the future tax consequences of differences between the tax bases of assets and liabilities and their financial reporting amounts at year-end. The Company periodically reviews its historical and projected taxable income and considers available information and evidence to determine if it is more likely than not that a portion of the deferred tax assets will be realized. A valuation allowance is established to reduce the deferred tax assets to the amount that is more likely than not to be realized. As of September 30, 2009, June 30, 2009 and September 30, 2008, based upon its evaluation of the Company’s historical and projected results of operations, the current business environment and the magnitude of the NOL, the Company recorded a full valuation allowance on its deferred tax assets. If the Company determines that it is more likely than not that a portion of the deferred tax assets will be realized in the future, that portion of the valuation allowance will be reduced and the Company will provide for an income tax benefit in its Statement of Operations at its estimated effective tax rate.
          The Company’s deferred tax liability decreased due to the reversal of the deferred tax liabilities previously recorded for temporary differences relating to the Company’s goodwill which was deemed impaired during the fourth quarter of fiscal 2009. The Company’s trademarks are not amortized for book purposes, however, they continue to be amortized for tax purposes and therefore the Company records a deferred tax liability on the temporary difference. The temporary difference will not reverse until such time as the assets are impaired or sold, therefore the likelihood of being offset by the Company’s net operating loss carryforward is uncertain.

BERNARD CHAUS, INC. AND SUBSIDIARIES
Earnings (Loss) Per Share:
          Basic earnings (loss) per share has been computed by dividing the applicable net income (loss) by the weighted average number of common shares outstanding. Diluted earnings per share has been computed by dividing the applicable net income by the weighted average number of common shares outstanding and common share equivalents.

	For the Three Months Ended
	September 30,	September 30,
Denominator for earnings (loss) per share (in millions):	2009	2008
Denominator for basic earnings (loss) per share
weighted-average shares outstanding	37.5	37.5
Assumed exercise of potential common shares	—	—

Denominator for diluted earnings (loss) per share	37.5	37.5

          Options to purchase approximately 895,000 and 1,072,000 shares of common stock were excluded from the computation of diluted earnings per share for the three months ended September 30, 2009 and September 30, 2008, respectively because their exercise price was greater than the average market price.
Fair Value of Financial Instruments:
          The carrying amounts of financial instruments, including accounts receivable, accounts payable and revolving credit borrowings approximated fair value due to their short-term maturity or variable interest rates.
New Accounting Pronouncements:
          In June 2009, the FASB issued “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162” (“ASC”) which became the single official source of authoritative, nongovernmental GAAP. The historical GAAP hierarchy was eliminated and the ASC became the only level of authoritative GAAP, other than guidance issued by the SEC. ASC is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company adopted the ASC effective for its September 30, 2009 financial statements.
          In September 2006, the FASB issued a new requirement which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements, which are included in ASC 820 (formerly SFAS 157). The Company adopted these provisions for non-financial assets and liabilities, effective July 1, 2009 which did not have a material impact on its financial statements.
          In December 2007, the FASB issued new requirements which established accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary, which are included in ASC 810 (formerly SFAS 160) and are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company adopted these provisions effective July 1, 2009 which did not have a material impact on its financial statements.
          In March 2008, the FASB issued new requirements which required enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for, and how they affect an entity’s financial position, financial performance, and cash flows, which are included in ASC 815 (formerly SFAS 161) and are effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company adopted these provisions effective July 1, 2009 which did not have a material impact on its financial statements.

BERNARD CHAUS, INC. AND SUBSIDIARIES
          In December 2008, the FASB issued new requirements which expanded the disclosure requirements about plan assets for pension plans, postretirement medical plans, and other funded postretirement plans which are included in ASC 715. These requirements were formerly discussed in the FASB’s Financial Staff Position “FSP” 132(R) — 1. Specifically, the rules require disclosure of: i) how investment allocation decisions are made by management; ii) major categories of plan assets; iii) significant concentrations of credit risk within plan assets; iv) the level of the fair value hierarchy in which the fair value measurements of plan assets fall (i.e. level 1, level 2 or level 3); v) information about the inputs and valuation techniques used to measure the fair value of plan assets; and vi) a reconciliation of the beginning and ending balances of plan assets valued with significant unobservable inputs (i.e. level 3 assets). These new requirements are required to be adopted by the Company effective for its annual financial statements for fiscal 2010. The Company expects the adoption of these requirements will not have a material impact on its financial statements.
          In April 2009, the FASB issued new requirements which required disclosures about fair value of financial instruments for interim periods of publicly traded companies as well as in annual financial statements which are included in ASC 825. These requirements were formerly discussed in FSP 107-1. These requirements became effective for interim and annual periods ending after June 15, 2009. The Company adopted these provision for its September 30, 2009 financial statements and provided the necessary additional disclosure in its quarterly financial statements. See Fair Value of Financial Instruments above.
     2. Inventories — net

	September 30,	June 30,	September 30,
	2009	2009	2008
		(in thousands)
	(unaudited)	(*)	(unaudited)
Raw materials	$257	$306	$229
Work-in-process	28	71	20
Finished goods	5,848	3,462	7,905

Total	$6,133	$3,839	$8,154

*	Derived from the audited financial statements at June 30, 2009.
          Inventories are stated at the lower of cost, using the first in first-out (FIFO) method, or market. Included in finished goods inventories is merchandise in transit of approximately $2.6 million at September 30, 2009, $1.5 million at June 30, 2009 and $3.2 million at September 30, 2008.
     3. Financing Agreements
          On September 10, 2009 the Company entered into an Amended and Restated Factoring and Financing Agreement (the “September 2009 Agreement”) with CIT that expires on September 18, 2011. This agreement consolidated our financing and factoring arrangements into one agreement and replaced all prior financing and factoring agreements with CIT. The September 2009 Agreement provides the Company with a $30.0 million revolving line of credit including a sub-limit in the amount of $12.0 million for issuance of letters of credit. The September 2009 Agreement was amended on November 5, 2009 to clarify the treatment of cash as well as the unamortized portion of the exclusive supply premium received from China Ting Group Holdings Limited (“CTG”) described below in Note 4.
          The borrowings under the September 2009 Agreement accrue interest at a rate of 2% above prime. The interest rate as of September 30, 2009 was 5.25%.
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
          The Company has the option to terminate the agreement with CIT. If the Company terminates the agreement with CIT due to non-performance by CIT of certain of its obligations for a specified period of time, the Company will not be liable for any termination fees. Otherwise in the event of an early termination by the Company it will be liable for minimum factoring fees and early termination fees of (a) 1.0% of the revolving credit limit if the Company terminates on or before September 18, 2010 (b) 0.50% of the revolving credit limit if the Company terminates after September 18, 2010. However, the early termination fee will be waived if terminated 120 days from September 18, 2011.
          At September 30, 2009, the Company was in compliance with all its covenants under the September 2009 Agreement, as amended.
          Under the Company’s financing agreements with CIT prior to the September 2009 Agreement (“Prior Agreements”) the Company operated under various interest rates which were increased due to covenant defaults. The Company’s obligations under the Prior Agreements were secured by the same assets as the September 2009 Agreement.
          On September 30, 2009, the Company had $1.5 million of outstanding letters of credit, and $11.5 million of revolving credit borrowings under the September 2009 Agreement. The Company had $2.8 million of cash as of September 30, 2009, as a result of drawing down all its availability. At September 30, 2008, the Company had $3.1 million of outstanding letters of credit, total availability of approximately of $5.2 million, and $16.1 million of revolving credit borrowings under the prior financing agreement.
          On November 1, 2009, CIT Group, Inc. and CIT Group Funding Company of Delaware LLC filed voluntary petitions for reorganization seeking relief under Chapter 11 of the U.S. Bankruptcy Code with the U.S. Bankruptcy Court in the Southern District of New York (See Note 1).
Factoring Agreement
          As discussed above, the September 2009 Agreement replaced the Company’s previous factoring agreements with CIT. This agreement is a non-recourse agreement which provides notification factoring on substantially all of the Company’s sales. The proceeds of this agreement are assigned to CIT as collateral for all indebtedness, liabilities and obligations due to CIT. A factoring commission based on various rates is charged on the gross face amount of all accounts with minimum fees as defined in the agreement. The previous factoring agreements operated under similar conditions.
          Prior to September 18, 2008, one of the Company’s subsidiaries, CS Acquisition, had a factoring agreement with CIT which provided for a factoring commission based on various sales levels.
     4. Deferred Income
          In July 2009 the Company entered into an exclusive supply agreement with CTG. CTG will act as the exclusive supplier of substantially all merchandise purchased by the Company in addition to providing sample making and production supervision services. In consideration for the Company appointing CTG as the sole supplier of its merchandise in Asia/China for a term of 10 years, CTG paid the Company an exclusive supply premium of $4.0 million. The Company recorded this premium as deferred income and as of September 30, 2009 $0.4 million of the premium is included in accrued expenses and approximately $3.5 million is considered long term. The Company will recognize the premium as income on a straight line basis over the 10 year term of the agreement. For the three months ended September 30, 2009, the Company recognized approximately $66,000, which was recorded as a reduction to cost of goods sold. For the three months ended September 30, 2009 the company recorded a charge of $0.2 million reflecting net severance costs related to the closure of the Company’s Hong Kong office and the transfer of the majority of the staff to CTG.

BERNARD CHAUS, INC. AND SUBSIDIARIES
5. Pension Plan
     Components of Net Periodic Benefit Cost

	Pension Plan
	For the Three Months Ended
	September 30,	September 30,
	2009	2008
	(Unaudited)
	(In Thousands)
Service cost	$2	$4
Interest cost	28	28
Expected return on plan assets	(26)	(32)
Amortization of net loss	20	11

Net periodic benefit cost	$24	$11

Employer Contributions
     The Company does not anticipate a requirement to make contributions to fund its pension plan in fiscal 2010.

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
     There are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements, including those addressed below in Part II, Item 1A. under “Risk Factors.” For a more detailed discussion of some of the foregoing risks and uncertainties, see “Item 1A. Risk Factors” in Part I of our Annual Report on Form 10-K for the year ended June 30, 2009, as well as the other reports filed by us with the Securities and Exchange Commission.
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
     Unless the context otherwise requires, the terms “Company,” “we,” “us,” and “our” refer to Bernard Chaus, Inc.
Overview
     The Company designs, arranges for the manufacture of and markets an extensive range of women’s career and casual sportswear principally under the JOSEPHINE CHAUS® JOSEPHINE®, JOSEPHINE STUDIO®, CHAUS®, CYNTHIA STEFFE®, and CYNTHIA CYNTHIA STEFFE® trademarks and under private label brand names. Our products are sold nationwide through department store chains, specialty retailers, off price retailers, wholesale clubs and other retail outlets. On June 13, 2005, we entered into a license agreement with Kenneth Cole Productions (LIC), Inc. (“KCP”) (the “License Agreement”) which was subsequently amended in September and December 2007. The License Agreement as amended grants us an exclusive license to design, manufacture, sell and distribute women’s sportswear under KCP’s trademark KENNETH COLE REACTION and the KENNETH COLE NEW YORK (cream label) in the United States in the women’s better sportswear and better petite sportswear departments of approved department stores and approved specialty retailers, UNLISTED and UNLISTED, A KENNETH COLE PRODUCTION brands (the “Unlisted Brands”). We began initial shipments of the KENNETH COLE REACTION line in December 2005 and transitioned from the KENNETH COLE REACTION label to the KENNETH COLE NEW YORK (cream label) for department stores and specialty stores in the first quarter of fiscal 2009. The License Agreement includes an option for the Company to extend the term for an additional three years provided the Company meets certain specified sales targets and is in compliance with the License Agreement. The License Agreement also requires us to achieve certain minimum sales levels, to pay specified royalties and advertising on net sales, to pay certain minimum royalties and advertising and to maintain a minimum net worth. The initial term of the License Agreement will expire on June 30, 2012, except for the Unlisted Brands which expired at the end of calendar 2008, with an extension beyond 2008 subject to the approval of KCP. KCP continues to provide approval for specific Unlisted Brands products in calendar 2009. Pursuant to the amendment, KCP has agreed not to sell women’s sportswear, or license any other party to sell women’s sportswear, in the United States in the women’s better sportswear and better petite sportswear departments of approved department stores and approved specialty retailers bearing the mark KENNETH COLE NEW YORK under its cream label. While KCP retains the ability to sell products bearing the mark KENNETH COLE NEW YORK (black label) in the same channels, it is expected that products bearing the cream label and products bearing the black label will not typically be sold in the same stores. It is also the expectation of the parties that in the stores where the cream label and black label lines overlap,

BERNARD CHAUS, INC. AND SUBSIDIARIES
the black label products will be sold in different and more exclusive departments and will have a distinctly higher price point than the cream label products. The License Agreement permits early termination by us or KCP under certain circumstances. We have the option to renew the License Agreement for an additional term of three years if we meet specified sales targets and are in compliance with the License Agreement.
Exclusive Supply Agreement
     In July 2009 we entered into an exclusive supply agreement with China Ting Group Holdings Limited (“CTG”). This agreement expanded the long standing relationship we have had with CTG. CTG is a vertically integrated garment manufacturer, exporter and retailer with headquarters in Hong Kong and principal garment manufacturing facilities in Hangzhou, China. CTG will act as the exclusive supplier of substantially all merchandise purchased by us in Asia beginning with our Spring 2010 line (product shipping in January to our customers) in addition to providing sample making and production supervision services. CTG will be responsible for manufacturing product according to our specifications. As part of this agreement, CTG will assume the responsibilities previously managed by our Hong Kong office. The majority of the staff working at our Hong Kong office will transfer to and be employed by CTG and will continue to manage these functions under CTG’s supervision.
Results of Operations
     The following table sets forth, for the periods indicated, certain items expressed as a percentage of net revenue.

	For the Three Months Ended
	September 30,	September 30,
	2009	2008
Net revenue	100.0%	100.0%
Gross profit	27.3%	29.4%
Selling, general and administrative expenses	30.6%	28.3%
Interest expense	0.6%	0.7%
Net income (loss)	(4.0%)	0.4%
     Net revenues for the three months ended September 30, 2009 decreased by 30.1%, or $10.2 million, to $23.7 million from $33.9 million for the three months ended September 30, 2008. Units sold decreased by approximately 23.0% and the overall price per unit decreased by approximately 9.0%. Our net revenues decreased due to a decrease in revenues in our Chaus product lines of $7.8 million, private label product lines of $1.3 million, licensed product lines of $0.6 million and a decrease in revenues in our Cynthia Steffe product lines of $0.5 million. Over 85% of the decrease in revenue in our Chaus product lines was a result of a decrease in the club channel as well as a decrease in the discount channel primarily as a result of our decision to reduce levels of inventory with off-price retailers.
     Gross profit for the three months ended September 30, 2009 decreased $3.5 million to $6.5 million as compared to $10.0 million for the three months ended September 30, 2008 primarily attributable to a decrease in revenues. The decrease in gross profit was primarily due to the decrease in gross profit in our Chaus product lines of $2.3 million, private label product lines of $0.7 million, licensed product lines of $0.3 million, and a decrease in gross profit in our Cynthia Steffe product lines of $0.2. Gross profit for the three months ended September 30, 2009 was reduced by a one time charge of $0.2 million reflecting net severance costs related to the closure of the Company’s Hong Kong office and the transfer of the majority of the staff to CTG. (See Exclusive Supply Agreement above). The gross profit as a percentage of net revenue decreased approximately 2.1% due to a decrease in gross profit percentage across our Chaus product lines, private label product lines and license product lines. The decrease in gross profit percentage was primarily attributable to our decision to reduce wholesale prices in response to competitive market conditions.

BERNARD CHAUS, INC. AND SUBSIDIARIES
     Selling, general and administrative (“SG&A”) expenses decreased by $2.3 million to $7.3 million for the three months ended September 30, 2009 from $9.6 million for the three months ended September 30, 2008. As a percentage of net revenue, SG&A expenses increased to 30.6% for the three months ended September 30, 2009 compared to 28.3% for the three months ended September 30, 2008. The main component of the decrease in SG&A expenses for the three months ended September 30, 2009 were payroll and payroll related costs of $1.4 million, design related costs of $0.4 million, marketing and advertising costs of $0.3 million and other miscellaneous costs of $0.2 million. The decrease in payroll and payroll related costs were due to staff reductions during the third and fourth quarters of fiscal 2009. The increase in SG&A as a percentage of net revenue was due to the overall decrease in sales volume which reduced our leverage on SG&A expenses.
     Interest expense was lower for the three months ended September 30, 2009 as compared to the three months ended September 30, 2008, primarily due to lower bank borrowings.
     Our income tax provision for the three months September 30, 2009 and September 30, 2008 includes provisions for state and local taxes and also includes a deferred provision for the temporary differences associated with the Company’s indefinite lived intangibles. During the fourth quarter of fiscal 2009 we determined that our goodwill was impaired and as a result our deferred tax provision for the temporary differences associated with our indefinite lived intangibles was reduced for the three months ended September 30, 2009 compared to September 30, 2008.
     We periodically review our historical and projected taxable income and consider available information and evidence to determine if it is more likely than not that a portion of the deferred tax assets will be realized. A valuation allowance is established to reduce the deferred tax assets to the amount that is more likely than not to be realized. As of September 30, 2009, June 30, 2009 and September 30, 2008, based upon our evaluation of taxable income and the current business environment, we recorded a full valuation allowance on our deferred tax assets including net operating losses (“NOL”). If we determine that a portion of the deferred tax assets will be realized in the future, that portion of the valuation allowance will be reduced and we will provide for an income tax benefit in our Statement of Operation at the effective tax rate. See discussion below under Critical Accounting Policies and Estimates regarding income taxes and the Company’s federal NOL carryforward.
Financial Position, Liquidity and Capital Resources
General
     Net cash used in operating activities was $6.0 million for the three months ended September 30, 2009 as compared to net cash used in operating activities of $8.9 million for the three months ended September 30, 2008. Net cash used in operating activities for the three months ended September 30, 2009 resulted primarily from net loss of $0.9 million, an increase in accounts receivable factored of $4.6 million, an increase in inventories of $2.3 million and an increase in accounts receivable of $1.3 million which were partially offset by an increase in accounts payable of $2.9 million. The net increase in accounts receivable — factored and accounts receivable of $5.9 million was due to the increase in sales for the three months ended September 30, 2009 as compared to the three months ended June 30, 2009. Net cash used in operating activities for the three months ended September 30, 2008 resulted primarily from an increase in accounts receivable of $10.0 million and an increase in inventories of $0.7 million which were partially offset by an increase in accrued expenses and long term liabilities of $0.8 million and an increase in accounts payable of $0.6 million.
     Cash used in investing activities in the three months ended September 30, 2009 was $139,000 compared to $107,000 in the previous year. The purchases of fixed assets for the three months ended September 30, 2009 consisted primarily of management information system upgrades. In fiscal 2010, the Company anticipates capital expenditures of approximately $450,000 primarily for management information system upgrades and other capital items. The unexpended portion of capital expenditures for the remainder of fiscal 2010 is approximately $300,000.
     Net cash provided by financing activities of $8.9 million for the three months ended September 30, 2009 was primarily the result of net proceeds from short-term bank borrowings of $4.9 million and proceeds from the CTG supply premium of $4.0 million. Net cash provided by financing activities of $9.1 million for the three months ended September

BERNARD CHAUS, INC. AND SUBSIDIARIES
30, 2008 was primarily the result of net proceeds from short-term bank borrowings of $9.5 million, offset by principal payments on the term loan of $0.4 million.
Financing Agreement
     On September 10, 2009 we entered into an Amended and Restated Factoring and Financing Agreement (the “September 2009 Agreement”) with The CIT Group/Commercial Services, Inc. (“CIT”) that expires on September 18, 2011. This agreement consolidated our financing and factoring arrangements into one agreement and replaced all prior financing and factoring agreements with CIT. The September 2009 Agreement provides us with a $30.0 million revolving line of credit including a sub-limit in the amount of $12.0 million for issuance of letters of credit. The September 2009 Agreement was amended on November 5, 2009 to clarify the treatment of cash as well as the unamortized portion of the exclusive supply premium received from CTG as described above (See Exclusive Supply Agreement).
     The borrowings under the September 2009 Agreement accrue interest at a rate of 2% above prime. The interest rate as of September 30, 2009 was 5.25%.
     Our obligations under the September 2009 Agreement are secured by a first priority lien on substantially all of our assets, including accounts receivable, inventory, intangibles, equipment, and trademarks, and a pledge of our interest in our subsidiaries.
     The September 2009 Agreement contains various financial and operational covenants, including limitations on additional indebtedness, liens, dividends, stock repurchases and capital expenditures. More specifically, we are required to maintain minimum levels of defined tangible net worth, minimum EBITDA, and minimum leverage ratios. We have the option to terminate the agreement with CIT. If we terminate the agreement with CIT due to the non-performance by CIT of certain obligations for a specific period of time, we will not be liable for any termination fees. Otherwise, in the event of an early termination by us we will be liable for minimum factoring fees and early termination fees of (a) 1.0% of the revolving credit limit if we terminate on or before September 18, 2010 and (b) 0.50% of the revolving credit limit if we terminate after September 18, 2010. However, the early termination fee will be waived if we terminate 120 days from September 18, 2011.
     At September 30, 2009, we were in compliance with all covenants under the September 2009 Agreement, as amended.
     Under our financing agreements with CIT prior to the September 2009 Agreement (“Prior Agreements”) we operated under various interest rates which were increased due to our covenant defaults. Our obligations under the Prior Agreements were secured by the same assets as the September 2009 Agreement.
     On September 30, 2009, we had $1.5 million of outstanding letters of credit and $11.5 million of revolving credit borrowings under the September 2009 Agreement. We had $2.8 million of cash as of September 30, 2009 as a result of drawing down all our availability. At September 30, 2008, we had $3.1 million of outstanding letters of credit, total availability of approximately of $5.2 million, and $16.1 million of revolving credit borrowings under the prior financing agreement.
     On November 1, 2009, CIT Group, Inc. and CIT Group Funding Company of Delaware LLC filed voluntary petitions for reorganization seeking relief under Chapter 11 of the U.S. Bankruptcy Code with the U.S. Bankruptcy Court in the Southern District of New York. See Future Financing Requirements below.
Factoring Agreement
     As discussed above the September 2009 Agreement replaced our previous factoring agreements with CIT. This agreement is a non-recourse agreement which provides notification factoring on substantially all of our sales. The

BERNARD CHAUS, INC. AND SUBSIDIARIES
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
Future Financing Requirements
     At September 30, 2009, we had working capital of $2.9 million as compared with working capital of $6.2 million at September 30, 2008. Our business plan requires the availability of sufficient cash flow and borrowing capacity to finance our product lines and to meet our cash needs. We expect to satisfy such requirements through cash on hand, cash flow from operations and borrowings from our lender. Our fiscal 2010 business plan anticipates improvement from fiscal 2009 by achieving improved gross margin percentages and additional cost reduction initiatives primarily in the last six months of fiscal 2010. Our ability to achieve our fiscal 2010 business plan is critical to maintaining adequate liquidity and compliance with the covenants set forth in the September 2009 Agreement. There can be no assurance that we will be successful in our efforts. We rely on CIT, which is the sole source of our financing to borrow money in order to fund our operations. On November 1, 2009 CIT Group, Inc. and CIT Group Funding Company of Delaware LLC filed voluntary petitions for reorganization seeking relief under Chapter 11 of the U.S. Bankruptcy Code with the U.S Bankruptcy Court in the Southern District of New York. The CIT Group/Commercial Services, Inc. is an operating subsidiary of CIT Group Inc. CIT Group Inc. has indicated that no operating subsidiaries were included in the filings and that it expects all of its operating entities to continue normal operations while it is reorganizing. Should there be a disruption to the normal operations of The CIT Group/Commercial Services, Inc., we believe we could obtain alternative financing, however such a disruption could cause us to not have sufficient cash flow from operations to meet our liquidity needs, and therefore this could result in a material adverse affect on its business, liquidity and financial condition.
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
     Factoring Agreement and Accounts Receivable — We have a factoring agreement with CIT whereby substantially all of our receivables are factored. The factoring agreement is a non-recourse factoring agreement whereby CIT, based on credit approved orders, assumes the accounts receivable risk of our customers in the event of insolvency or non-payment. All other receivable risks for customer deductions that reduce the customer receivable balances are retained by us, including, but not limited to, allowable customer markdowns, operational chargebacks, disputes, discounts, and returns. These deductions totaling approximately $2.0 million as of September 30, 2009 and $3.4 million as of June 30, 2009 have been recorded as a reduction of amounts in accounts receivable — factored. We receive payment on non-recourse factored receivables from CIT as of the earlier of: a) the date that CIT has been paid by our customers; b) the date of the customer’s longest maturity if the customer is in bankruptcy or insolvency proceedings; or c) the last day of the third month following the customer’s longest maturity date if the receivable remains unpaid. We assume the accounts

BERNARD CHAUS, INC. AND SUBSIDIARIES
receivable risk on sales factored to CIT but not approved by CIT as non-recourse which approximated $0.4 million at September 30, 2009 and June 30, 2009. We also assume the risk on accounts receivable not factored to CIT which at September 30, 2009 and June 30, 2009 was approximately $1.5 million and $0.2 million, respectively. As of September 30, 2009 we held letters of credit from a customer of approximately $0.7 million for payment in connection with the accounts receivable not factored. Prior to October 2008 we extended credit to our customers and Accounts Receivable was reduced by costs associated with potential returns of products, as well as allowable customer markdowns and operational chargebacks, net of expected recoveries of approximately $3.0 million as of September 30, 2008.
     Inventories — Inventories are stated at the lower of cost or market, cost being determined on the first-in, first-out method. The majority of our inventory purchases are shipped FOB shipping point from our suppliers. We take title and assume the risk of loss when the merchandise is received at the boat or airplane overseas. We record inventory at the point of such receipt at the boat or airplane overseas. Reserves for slow moving and aged merchandise are provided to adjust inventory costs based on historical experience and current product demand. Inventory reserves were $0.6 million at September 30, 2009, $0.8 million at June 30, 2009, and $1.0 million at September 30, 2008. Inventory reserves are based upon the level of excess and aged inventory and estimated recoveries on the sale of the inventory. While markdowns have been within expectations and the provisions established, we cannot guarantee that we will continue to experience the same level of markdowns as in the past.
     Valuation of Long-Lived Assets, Trademarks and Goodwill — Periodically we review the carrying value of our long-lived assets for continued appropriateness. We evaluate goodwill and trademarks at least annually or whenever events and changes in circumstances suggest that the carrying value maybe impaired. During the fourth quarter of fiscal 2009, we performed impairment testing by determining the fair value of the entire Company based on the market capitalization at June 30, 2009. We then allocated the fair value among the various reporting units and determined that the goodwill balances for SL Danielle and Cynthia Steffe were impaired because the carrying value exceeded the allocated fair value. Accordingly, we recorded a goodwill impairment of $2.3 million for fiscal year end 2009. As of June 30, 2009 we no longer maintain any goodwill. Our review of trademarks and long-lived assets is based upon projections of anticipated future undiscounted cash flows including market participant assumptions, when available. While we believe that our estimates of future cash flows are reasonable, different assumptions regarding such cash flows could materially affect evaluations. To the extent these future projections or our strategies change, the conclusion regarding impairment may differ from the current estimates. For the three months ended September 30, 2009 and 2008 no impairment of trademarks and long lived assets were recognized.
     Income Taxes— Results of operations have generated a federal tax NOL carryforward of approximately $93.2 million as of June 30, 2009. Approximately 70% of the Company’s net operating loss carryforward expires between 2010 and 2012. Generally accepted accounting principles require that we record a valuation allowance against the deferred tax asset associated with this NOL if it is “more likely than not” that we will not be able to utilize it to offset future taxable income. As of September 30, 2009, based upon its evaluation of our historical and projected results of operations, the current business environment and the magnitude of the NOL, we recorded a full valuation allowance on our deferred tax assets including NOL’s. The provision for income taxes primarily relates to provisions for state and local taxes and a deferred provision for temporary differences associated with indefinite lived intangibles. It is possible, however, that we could be profitable in the future at levels which cause us to conclude that it is more likely than not we will realize all or a portion of the NOL carryforward. Upon reaching such a conclusion, we would record the estimated net realizable value of the deferred tax asset at that time and would then provide for income taxes at a rate equal to our combined federal and state effective rates. Subsequent revisions to the estimated net realizable value of the deferred tax asset could cause our provision for income taxes to vary from period to period, although its cash tax payments would remain unaffected until the benefit of the NOL is utilized.

BERNARD CHAUS, INC. AND SUBSIDIARIES
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Interest Rate Risk— We are subject to market risk from exposure to changes in interest rates based primarily on our financing activities. The market risk inherent in the financial instruments represents the potential loss in earnings or cash flows arising from adverse changes in interest rates. These debt obligations with interest rates tied to the prime rate are described in “Financial Condition Liquidity and Capital Resources” and Note 3 of the Notes to the Consolidated Financial Statements. We manage these exposures through regular operating and financing activities. We have not entered into any derivative financial instruments for hedging or other purposes. The following quantitative disclosures are based on the prevailing prime rate. These quantitative disclosures do not represent the maximum possible loss or any expected loss that may occur, since actual results may differ from these estimates.
     At September 30, 2009 and 2008, the carrying amounts of our revolving credit borrowings approximated fair value. As of September 30, 2009, our revolving credit borrowings bore interest at 5.25%. As of September 30, 2009, a hypothetical immediate 10% adverse change in prime interest rates relating to our revolving credit borrowings would have approximately a $0.1 million unfavorable impact on our earnings and cash flows over a one-year period.
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
     Each fiscal quarter the Company carries out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chairwoman and Chief Executive Officer, Chief Operating Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon the foregoing, the Company’s Chairwoman and Chief Executive Officer, Chief Operating Officer, and Chief Financial Officer, concluded that, as of September 30, 2009, the Company’s disclosure controls and procedures were effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s Exchange Act reports.
     During the fiscal quarter ended September 30, 2009, there has been no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

BERNARD CHAUS, INC. AND SUBSIDIARIES
PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
None.
Item 1A. Risk Factors.
     There are many factors that affect our business and the results of our operations. In addition to the other information set forth in this quarterly report, you should carefully read and consider “Item 1A. Risk Factors” in Part I, and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, of our Annual Report on Form 10-K for the year ended June 30, 2009, which contain descriptions of significant factors that might materially affect our business, financial condition or future results.
     There have been no material changes with respect to the Company’s risk factors previously disclosed in our Annual Report on Form10-K for the year ended June 30, 2009. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Submission of Matters to a Vote of Security Holders.
None.
Item 5. Other Information.
None.
Item 6. Exhibits (filed herewith)

10.1	Amendment No. 1, dated November 5, 2009 to Amended and Restated Factoring and Financing Agreement by and among Bernard Chaus Inc., Cynthia Steffe Acquisition, LLC, S.L. Danielle Acquisition, LLC and The CIT Group/Commercial Services, Inc., dated as of September 10, 2009.

31.1	Certification of Chief Executive Officer pursuant to Rule13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Josephine Chaus, Chairwoman of the Board and Chief Executive Officer of Bernard Chaus, Inc.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Barton Heminover, Chief Financial Officer of Bernard Chaus, Inc.

BERNARD CHAUS, INC. AND SUBSIDIARIES
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BERNARD CHAUS, INC.
Date: November 9, 2009	By:	/s/ Josephine Chaus
JOSEPHINE CHAUS
Chairwoman of the Board, and Chief Executive Officer

Date: November 9, 2009	By:	/s/ David Stiffman
DAVID STIFFMAN
Chief Operating Officer

Date: November 9, 2009	By:	/s/ Barton Heminover
BARTON HEMINOVER
Chief Financial Officer

BERNARD CHAUS, INC. AND SUBSIDIARIES

Exhibit Number	Exhibit Title

10.1	Amendment No. 1 dated November 5, 2009 to Amended and Restated Factoring and Financing Agreement by and among Bernard Chaus Inc., Cynthia Steffe Acquisition, LLC, S.L. Danielle Acquisition, LLC and The CIT Group/Commercial Services, Inc., dated as of September 10, 2009.

31.1	Certification of Chief Executive Officer pursuant to Rule13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Josephine Chaus, Chairwoman of the Board and Chief Executive Officer of Bernard Chaus, Inc.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Barton Heminover, Chief Financial Officer of Bernard Chaus, Inc.