Form 10-K/A
period 2009-06-30
CHAUS BERNARD INC
filed 2009-11-17
CIK 793983

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-K/A
Amendment No. 1

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).  Yes ☐    No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on December 31, 2008 was $1,305,085.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Date	Class	Shares Outstanding

September 23, 2009	Common Stock, $0.01 par value	37,481,373

Documents Incorporated by Reference	Location in Form 10-K/A in which incorporated

Portions of registrant’s Proxy Statement for the Annual	Part III
Meeting of Stockholders to be held November 12, 2009.

Explanatory Note Regarding Amendment No. 1:

We are filing this Amendment No. 1 on Form 10-K/A (“Form 10-K/A”) to amend our Annual Report on Form 10-K for the year ended June 30, 2009, as filed with the Securities and Exchange Commission (“SEC”) on September 23, 2009 (“Original Form 10-K”). This amendment is being filed solely to (i) amend Exhibit 10.3 to the Original Form 10-K to include an exhibit and schedules that had been inadvertently omitted from the Original Form 10-K and (ii) amend the Exhibit Index to the Original Form 10-K and the first page of Exhibit 10.3 to note that certain portions of Exhibit 10.3 have been omitted based upon a request for confidential treatment and that the non-public information has been filed with the SEC.

This amendment includes new certifications by our Principal Executive Officer and Principal Financial Officer pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, filed as Exhibits 31.1, 31.2, 32.1 and 32.2 hereto. Each certification as corrected was true and correct as of the date of the filing of the Original Form 10-K.

Except as described above, we have not modified or updated other disclosures contained in the Original Form 10-K. Accordingly, this Form 10-K/A with the exception of the foregoing does not reflect events occurring after the date of filing of the Original Form 10-K or modify or update those disclosures affected by subsequent events. Consequently, all other information not affected by the corrections described above is unchanged and reflects the disclosures made at the date of the filing of the Original Form 10-K and should be read in conjunction with our filings with the SEC subsequent to the filing of the Original Form 10-K, including amendments to those filings, if any.

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

Forward Looking Statements

Certain statements contained herein are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that have been made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements are indicated by words or phrases such as “anticipate,” “estimate,” “project,” “expect,” “believe,” “may,” “could,” “would,” “plan”, “intend” and similar words or phrases. Such statements are based on current expectations and are subject to certain risks, uncertainties and assumptions, including, but not limited to, the overall level of consumer spending on apparel; the financial strength of the retail industry, generally and our customers in particular; changes in trends in the market segments in which we compete and our ability to gauge and respond to changing consumer demands and fashion trends; the level of demand for our products; our dependence on our major department store customers; the success of the Kenneth Cole license agreement; the highly competitive nature of the fashion industry; our ability to satisfy our cash flow needs, including the cash requirements under the Kenneth Cole license agreement, by meeting our business plan and satisfying the financial covenants in our credit facility; our ability to operate within production and delivery constraints, including the risk of failure of manufacturers and our exclusive supplier to deliver products in a timely manner or to quality standards; our ability to meet the requirements of the Kenneth Cole license agreement; our ability to operate effectively in the new quota environment, including changes in sourcing patterns resulting from the elimination of quota on apparel products; our ability to attract and retain qualified personnel; and changes in economic or political conditions in the markets where we sell or source our products, including war and terrorist activities and their effects on shopping patterns, as well as other risks and uncertainties set forth in the Company’s publicly-filed documents, including this Annual Report on Form 10-K/A. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Information with respect to the executive officers of the Company is set forth in Part I of this Annual Report on Form 10-K/A.

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

PART IV

Item 15.	Exhibits, Financial Statement Schedule

(a)	Financial Statements and Financial Statement Schedule: See List of Financial Statements and Financial Statement Schedule on page F-1.

(b)	Exhibits

3.1		Restated Certificate of Incorporation (the “Restated Certificate”) of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1, Registration No. 33-5954 (the “1986 Registration Statement”)).

3.2		Amendment dated November 18, 1987 to the Restated Certificate (incorporated by reference to Exhibit 3.11 of the Company’s Registration Statement on Form S-2, Registration No. 33-63317 (the “1995 Registration Statement”)).

3.3		Amendment dated November 15, 1995 to the Restated Certificate (incorporated by reference to Exhibit 3.12 of Amendment No. 1 to the 1995 Registration Statement).

3.4		Amendment dated December 9, 1998 to the Restated Certificate (incorporated by reference to Exhibit 3.13 of the Company’s Form 10-K for the year ended June 30, 1998 (the “1998 Form 10-K”)).

3.5		By-Laws of the Company, as amended (incorporated by reference to exhibit 3.1 of the Company’s Form 10-Q for the quarter ended December 31, 1987).

3.6		Amendment dated September 13, 1994 to the By-Laws (incorporated by reference to Exhibit 10.105 of the Company’s Form 10-Q for the quarter ended September 30, 1994).

†10	.77	1998 Stock Option Plan, as amended by Amendment No. 1 thereto including form of related stock option agreement (incorporated by reference to Exhibit A and Exhibit B of the Company’s Proxy Statement filed with the Commission on October 17, 2000).

10.81		Collective Bargaining Agreement between the Company and Amalgamated Workers Union, Local 88 effective as of September 24, 1999 (incorporated by reference to Exhibit 10.81 of the Company’s Form 10-K for the year ended June 30, 1999 (the “1999 Form 10-K”)).

10.82		Lease between the Company and Adler Realty Company, dated June 1, 1999 with respect to the Company’s executive offices and showroom at 530 Seventh Avenue, New York City (incorporated by reference to Exhibit 10.82 of the 1999 Form 10-K).

10.83		Lease between the Company and Kaufman Eighth Avenue Associates, dated September 11, 1999 with respect to the Company’s technical support facilities at 519 Eighth Avenue, New York City (incorporated by reference to Exhibit of the Company’s Form 10-K for the year ended June 30, 2000 (the “2000 Form 10-K”)).

10.90		Lease modification agreement between the Company and Hartz Mountain Industries, Inc., dated August 30, 1999 with respect to the Company’s distribution and office facilities in Secaucus, NJ. (incorporated by reference to Exhibit 10.90 of the Company’s Form 10-K for the year ended June 30, 2001 (the “2001 Form 10-K”)).

10.100		Financing Agreement between the Company and CIT/Commercial Services, Inc., as Agent, dated September 27, 2002. (incorporated by reference to Exhibit 10.100 of the 2002 Form 10-K).

10.101		Factoring Agreement between the Company and CIT/Commercial Services, Inc., dated September 27, 2002. (incorporated by reference to Exhibit 10.101 of the 2002 Form 10-K).

10.102		Joinder and Amendment No. 1 to Financing Agreement by and among the Company, S.L. Danielle and The CIT Group/Commercial Services, Inc., as agent, dated November 27, 2002. (incorporated by reference to Exhibit 10.102 of the Company’s Form 10-Q for the quarter ended December 31, 2002).

10.103		Amendment No. 1 to Factoring Agreement between the Company and The CIT Group/Commercial Services, Inc., dated November 27, 2002. (incorporated by reference to Exhibit 10.103 of the Company’s Form 10-Q for the quarter ended December 31, 2002).

10.104	Factoring Agreement between S.L. Danielle and The CIT Group/Commercial Services, Inc., dated November 27, 2002. (incorporated by reference to Exhibit 10.104 of the Company’s Form 10-Q for the quarter ended December 31, 2002).

10.105	Asset Purchase Agreement between S.L. Danielle and S.L. Danielle, Inc., dated November 27, 2002. (incorporated by reference to Exhibit 10.105 of the Company’s Form 10-Q for the quarter ended December 31, 2002).

10.106	Joinder and Amendment No. 2 to Financing Agreement by and among the Company, S.L. Danielle, Cynthia Steffe Acquisition, LLC and The CIT Group/Commercial Services, Inc., as agent, dated January 30, 2004. (incorporated by reference to Exhibit 10.106 of the Company’s Form 10-Q for the quarter ended December 31, 2003).

10.107	Amendment No. 2 to Factoring Agreement between the Company and The CIT Group/Commercial Services, Inc., dated January 30, 2004. (incorporated by reference to Exhibit 10.107 of the Company’s Form 10-Q for the quarter ended December 31, 2003).

10.108	Amendment No. 1 to Factoring Agreement between S.L. Danielle and The CIT Group/Commercial Services, Inc., dated January 30, 2004. (incorporated by reference to Exhibit 10.108 of the Company’s Form 10-Q for the quarter ended December 31, 2003).

10.109	Factoring Agreement between Cynthia Steffe Acquisition, LLC and The CIT Group/Commercial Services, Inc., dated January 15, 2004. (incorporated by reference to Exhibit 10.109 of the Company’s Form 10-Q for the quarter ended December 31, 2003).

10.112	Notice of Defactoring among Bernard Chaus, Inc., S.L. Danielle Acquisition, LLC and the CIT Group/Commercial Services, Inc., dated March 31, 2004. (incorporated by reference to Exhibit 10.112 of the Company’s Form 10-Q for the quarter ended March 31, 2004).

10.113	Amendment No. 1 to Factoring Agreement between Cynthia Steffe Acquisition LLC and the CIT Group/Commercial Services, Inc., dated April 1, 2004. (incorporated by reference to Exhibit 10.113 of the Company’s Form 10-Q for the quarter ended March 31, 2004).

10.114	Amendment No. 3 to Financing Agreement among the Company, S.L. Danielle, Cynthia Steffe Acquisition, LLC and the CIT Group/Commercial Services, Inc. as agent, dated September 15, 2004 (incorporated by reference to Exhibit 10.114 of the 2004 Form 10-K).

10.117	Amendment No. 4 to Financing Agreement among the Company, S.L. Danielle, Cynthia Steffe Acquisition, LLC and the CIT Group/Commercial Services, Inc. as agent, dated November 11, 2004. (incorporated by reference to Exhibit 10.117 of the Company’s form 10-Q the quarter ended December 31, 2004).

10.118	Amendment No. 2 to Factoring Agreement between Cynthia Steffe Acquisition LLC and the CIT Group/Commercial Services, Inc., dated November 11, 2004. (incorporated by reference to Exhibit 10.118 of the Company’s form 10-Q the quarter ended December 31, 2004).

10.119	Amendment No. 5 to Financing Agreement among the Company, S.L. Danielle, Cynthia Steffe Acquisition, LLC and the CIT Group/Commercial Services, Inc. dated May 12, 2005. (incorporated by reference to Exhibit 10.119 of the 2005 Form 10-K).

10.120	Stock Purchase Agreement between Bernard Chaus, Inc. and Kenneth Cole Productions, Inc. dated June 13, 2005. (incorporated by reference to Exhibit 10.120 of the 2005 Form 10-K).

10.121	License Agreement between Kenneth Cole Productions (LIC), Inc. and Bernard Chaus, Inc. dated June 13, 2005 (filed in redacted form since confidential treatment was requested pursuant to Rule 24b-2 for certain portions thereof). (incorporated by reference to Exhibit 10.121 of the 2005 Form 10-K).

10.122	Amendment No. 6 to Financing Agreement among the Company, S.L. Danielle, Cynthia Steffe Acquisition, LLC and the CIT Group/Commercial Services, Inc. dated September 15, 2005. (incorporated by reference to Exhibit 10.122 of the 2005 Form 10-K).

10.123	Amendment No. 7 to Financing Agreement among the Company, S.L. Danielle, Cynthia Steffe Acquisition, LLC and the CIT Group/Commercial Services, Inc. dated May 8, 2006. (incorporated by reference to Exhibit 10.123 of the 2006 Form 10-K).

10.124		Amendment No. 8 to Financing Agreement among the Company, S.L. Danielle, Cynthia Steffe Acquisition, LLC and the CIT Group/Commercial Services, Inc. dated September 21, 2006. (incorporated by reference to Exhibit 10.124 of the 2006 Form 10-K).

10.125		Amendment No. 9 to Financing Agreement among the Company, S.L. Danielle, Cynthia Steffe Acquisition, LLC and the CIT Group/Commercial Services, Inc. dated August 31, 2007. (incorporated by reference to Exhibit 10.125 of the 2007 Form 10-K).

10.126		Amendment No. 1 License Agreement between Kenneth Cole Productions (LIC), Inc. and Bernard Chaus, Inc. dated September 26, 2007 (filed in redacted form since confidential treatment was requested pursuant to Rule 24b-2 for certain portions thereof). (incorporated by reference to Exhibit 10.126 of the 2007 Form 10-K).

10.127		Amendment No. 10 to Financing Agreement among the Company, S.L. Danielle, Cynthia Steffe Acquisition, LLC and the CIT Group/Commercial Services, Inc. dated January 31, 2008. (incorporated by reference to Exhibit 10.127 of the Company’s form 10-Q the quarter ended December 31, 2007).

10.128		Amendment 2 to License Agreement between Kenneth Cole Productions (LIC), Inc. and Bernard Chaus, Inc. dated December 31, 2007 (filed in redacted form since confidential treatment was requested pursuant to Rule 24b-2 for certain portions thereof). (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on January 16, 2008).

10.129		Amendment No. 11 to Financing Agreement among the Company, S.L. Danielle, Cynthia Steffe Acquisition, LLC and the CIT Group/Commercial Services, Inc. dated September 02, 2008. (incorporated by reference to Exhibit 10.129 of the 2008 Form 10-K).

10.130		Financing Agreement between the Company and CIT/Commercial Services, Inc., as Agent, dated September 18, 2008. (incorporated by reference to Exhibit 10.130 of the 2008 Form 10-K).

10.131		Factoring Agreement between the Company and CIT/Commercial Services, Inc., dated September 18, 2008. (filed in redacted form since confidential treatment was requested pursuant to Rule 24b-2 for certain portions there of) (incorporated by reference to Exhibit 10.131 of the 2008 Form 10-K).

10.132		Lease modification agreement between the Company and G&S Realty 1, LLC dated October 7, 2008 with respect to the Company’s executive offices and showrooms at 530 Seventh Avenue, New York, New York. (incorporated by reference to Exhibit 10.132 of the Company’s form 10-Q the quarter ended September 30, 2008).

10.133		Amendment No. 1 to Amendment and Restated Financing Agreement and Waiver, dated February 1, 2009, between the Company and the CIT Group/Commercial Services, Inc. (incorporated by reference to Exhibit 10.133 of the Company’s form 10-Q the quarter ended December 31, 2008).

10.1		Amendment to the Financing Agreement by and among Bernard Chaus, Inc., Cynthia Steffe Acquisition LLC, S.L. Danielle Acquisition, LLC and The CIT Group/Commercial Services, Inc., dated May 12, 2009. (incorporated by reference to Exhibit 10.1 of the Company’s form 10-Q the quarter ended March 31, 2009).

10.2		Amendment to the Factoring Agreement by and among Bernard Chaus, Inc., Cynthia Steffe Acquisition LLC, S.L. Danielle Acquisition, LLC and The CIT Group/Commercial Services, Inc., dated May 12, 2009. (incorporated by reference to Exhibit 10.2 of the Company’s form 10-Q the quarter ended March 31, 2009).

*10	.3	Amended and Restated Factoring and Financing Agreement by and among Bernard Chaus, Inc., Cynthia Steffe Acquisition LLC, S.L. Danielle Acquisition, LLC and The CIT Group/Commercial Services, Inc., dated September 10, 2009. (Certain portions of this exhibit have been omitted based upon a request for confidential treatment. Such portions have been filed separately with the Securities and Exchange Commission.).

**21		List of Subsidiaries of the Company.

**23	.1	Consent of MHM Mahoney Cohen CPAs (The New York Practice of Mayer Hoffman McCann P.C.), Independent Registered Public Accounting Firm.

**23	.2	Consent of Mahoney Cohen & Company, CPA, P.C., Independent Registered Public Accounting Firm.

*31	.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Josephine Chaus.

*31	.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Barton Heminover.

*32	.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Josephine Chaus.

*32	.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Barton Heminover.

†	Management agreement or compensatory plan or arrangement required to be filed as an exhibit.

*	Filed herewith.

**	Filed as an exhibit to Bernard Chaus, Inc.’s Annual Report on Form 10-K for the year ended June 30, 2009, filed on September 23, 2009 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BERNARD CHAUS, INC.

By:	/s/ Josephine Chaus
Josephine Chaus
Chairwoman of the Board and
Chief Executive Officer

Date: November 17, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Josephine Chaus Josephine Chaus	Chairwoman of the Board and Chief Executive Officer	November 17, 2009

/s/ David Stiffman David Stiffman	Chief Operating Officer and Director	November 17, 2009

/s/ Barton Heminover Barton Heminover	Chief Financial Officer	November 17, 2009

/s/ Philip G. Barach Philip G. Barach	Director	November 17, 2009

/s/ Harvey M. Krueger Harvey M. Krueger	Director	November 17, 2009

/s/ Robert Flug Robert Flug	Director	November 17, 2009

BERNARD CHAUS, INC. AND SUBSIDIARIES

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

The following consolidated financial statements of Bernard Chaus, Inc. and subsidiaries are included in Item 8:

Reports of Independent Registered Public Accounting Firms	F-2
Consolidated Balance Sheets – June 30, 2009 and 2008	F-4
Consolidated Statements of Operations – Years Ended June 30, 2009, 2008 and 2007	F-5
Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) – Years Ended June 30, 2009, 2008 and 2007	F-6
Consolidated Statements of Cash Flows – Years Ended June 30, 2009, 2008 and 2007	F-7
Notes to Consolidated Financial Statements	F-8
The following consolidated financial statement schedule of Bernard Chaus, Inc. and subsidiaries is included in Item 15:
Schedule II – Valuation and Qualifying Accounts	S-1
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