Form 10-Q
period 2009-12-31
CHAUS BERNARD INC
filed 2010-02-16
CIK 793983

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended December 31, 2009.
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

☐ Large accelerated filer	☐ Accelerated filer	☐ Non-accelerated filer	☑ Smaller reporting company
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Date	Class	Shares Outstanding
February 16, 2010	Common Stock, $0.01 par value	37,481,373

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
BERNARD CHAUS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except number of shares and per share amounts)

	December 31,	June 30,	December 31,
	2009	2009	2008
	(Unaudited)	( * )	(Unaudited)
Assets
Current Assets
Cash	$149	$126	$82
Accounts receivable — factored	13,443	10,589	16,478
Accounts receivable — net	907	207	144
Inventories — net	4,187	3,839	11,249
Prepaid expenses and other current assets	532	275	733

Total current assets	19,218	15,036	28,686
Fixed assets — net	746	857	1,650
Other assets	91	158	190
Trademarks	1,000	1,000	1,000
Goodwill	—	—	2,257

Total assets	$21,055	$17,051	$33,783

Liabilities and Stockholders’ Equity (Deficiency)
Current Liabilities
Revolving credit borrowings	$7,762	$6,606	$14,984
Accounts payable	8,559	6,251	8,016
Accrued expenses	2,392	2,164	2,658

Total current liabilities	18,713	15,021	25,658
Deferred income	3,433	—	—
Long term liabilities	1,556	1,295	602
Deferred income taxes	161	147	506

Total liabilities	23,863	16,463	26,766
Stockholders’ Equity (Deficiency)
Preferred stock, $.01 par value, authorized shares — 1,000,000; issued and outstanding shares — none	—	—	—
Common stock, $.01 par value, authorized shares — 50,000,000; issued shares — 37,543,643 at December 31, 2009, June 30, 2009 and December 31, 2008	375	375	375
Additional paid-in capital	133,434	133,416	133,395
Deficit	(134,208)	(130,794)	(124,672)
Accumulated other comprehensive loss	(929)	(929)	(601)
Less: Treasury stock at cost — 62,270 shares at December 31 2009, June 30, 2009 and December 31, 2008	(1,480)	(1,480)	(1,480)

Total stockholders’ equity (deficiency)	(2,808)	588	7,017

Total liabilities and stockholders’ equity (deficiency)	$21,055	$17,051	$33,783

*	Derived from audited financial statements at June 30, 2009.
See accompanying notes to consolidated financial statements.

BERNARD CHAUS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except number of shares and per share amounts)

	For the Three Months Ended		For the Six Months Ended
	December 31,	December 31,	December 31,	December 31,
	2009	2008	2009	2008
	(Unaudited)		(Unaudited)
Net revenue	$21,097	$26,049	$44,807	$59,947
Cost of goods sold	16,396	20,426	33,635	44,356

Gross profit	4,701	5,623	11,172	15,591
Selling, general and administrative expenses	6,955	8,882	14,206	18,461

Loss from operations	(2,254)	(3,259)	(3,034)	(2,870)

Interest expense, net	207	289	360	522

Loss before income tax provision	(2,461)	(3,548)	(3,394)	(3,392)
Income tax provision	10	33	20	63

Net loss	$(2,471)	$(3,581)	$(3,414)	$(3,455)

Basic loss per share	$(0.07)	$(0.10)	$(0.09)	$(0.09)

Diluted loss per share	$(0.07)	$(0.10)	$(0.09)	$(0.09)

Weighted average number of shares outstanding- basic	37,481,000	37,481,000	37,481,000	37,481,000

Weighted average number of common and common equivalent shares outstanding- diluted	37,481,000	37,481,000	37,481,000	37,481,000

See accompanying notes to consolidated financial statements.

BERNARD CHAUS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Six Months Ended
	December 31,	December 31,
	2009	2008
	(Unaudited)
Operating Activities
Net loss	$(3,414)	$(3,455)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	413	614
Amortization of deferred income	(167)	—
Gain from insurance recovery	—	(384)
Proceeds from insurance recovery	—	92
Stock compensation expense	18	22
Deferred income taxes	14	44
Changes in operating assets and liabilities:
Accounts receivable — factored	(2,854)	(15,639)
Accounts receivable	(700)	13,206
Inventories	(348)	(3,767)
Prepaid expenses and other current assets	(226)	(132)
Accounts payable	2,308	1,172
Accrued expenses and long term liabilities	89	289

Net cash used in operating activities	(4,867)	(7,938)

Investing Activities
Purchases of fixed assets	(266)	(194)
Proceeds from insurance recovery	—	192

Net cash used in investing activities	(266)	(2)

Financing Activities
Net proceeds from revolving credit borrowings	1,156	8,386
Proceeds from supply premium	4,000	—
Principal payments on term loan	—	(425)

Net cash provided by financing activities	5,156	7,961

Increase in cash	23	21
Cash beginning of period	126	61

Cash end of period	$149	$82

Supplemental Disclosure of Cash Flow Information:
Cash paid for:
Taxes	$13	$21

Interest	$329	$456

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
On September 18, 2008, in connection with the amended financing agreement, $1,800,000 of the term loan was assumed through the utilization of the Company’s revolving credit borrowings.
See accompanying notes to consolidated financial statements.

BERNARD CHAUS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Six Months Ended December 31, 2009 and December 31, 2008
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
          The Company’s business plan requires the availability of sufficient cash flow and borrowing capacity to finance its product lines and to meet its cash needs. The Company expects to satisfy such requirements through cash on hand, cash flow from operations and borrowings from its lender. The Company’s fiscal 2010 business plan anticipates improvement from fiscal 2009, by achieving improved gross margin percentages and additional cost reduction initiatives primarily in the last six months of fiscal 2010. There can be no assurance that the Company will be successful in its efforts. The Company relies on The CIT Group/Commercial Services, Inc. (“CIT”), which is the sole source of the Company’s financing to borrow money in order to fund its operations. On November 1, 2009, CIT Group, Inc. and CIT Group Funding Company of Delaware LLC filed voluntary petitions for reorganization seeking relief under Chapter 11 of the U.S. Bankruptcy Code with the U.S. Bankruptcy Court in the Southern District of New York. The CIT Group/Commercial Services, Inc. is an operating subsidiary of CIT Group Inc. CIT Group Inc. indicated that no operating subsidiaries were included in the filings and that all of its operating entities would continue normal operations while it is reorganizing. On December 10, 2009, The CIT Group, Inc. emerged from bankruptcy court. Since the time of the filing, The CIT Group/Commercial Services, Inc. has continued to perform its obligations under the agreements with the Company. Should there be a disruption to the normal operations of The CIT Group/Commercial Services, Inc., the Company believes it could obtain alternative financing, however such a disruption could cause the Company to not have sufficient cash flow from operations to meet its liquidity needs, and therefore this could result in a material adverse affect on its business, liquidity and financial condition.
          At December 31, 2009, the Company was not in compliance with its financial covenants under its financing agreement with CIT. The Company has been advised by CIT that although the Company is not in compliance with its financial covenants under the financing agreement and is therefore in default, CIT is not terminating the financing agreement, and, without waiving those defaults, will continue to operate under, and provide funding at its discretion. The Company has not reached an agreement with CIT regarding an amendment to the financing agreement. If the Company cannot achieve an acceptable amendment, it believes it will be unable to meet the future financial covenants, resulting in additional defaults under the agreement. As a result, CIT may, in its sole discretion halt any and all obligations to make loans, advances and extensions of credit. Upon the continuance of such non-compliance, CIT may in its sole discretion (i) declare that all financial obligations are due and immediately payable; (ii) terminate the financing agreement; and (iii) require that all outstanding and future financial obligations incur a higher default interest rate. To the extent the Company cannot reach an agreement with CIT or find alternative financing, it will not have sufficient cash flow from operations to meet its liquidity needs, and therefore, this will have a material adverse affect on its business, results of operations, liquidity and financial condition, and its ability to operate as a going concern. For additional information about the Company’s financing agreement with CIT, see Note 3.

BERNARD CHAUS, INC. AND SUBSIDIARIES
Basis of Presentation:
          The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended December 31, 2009 are not necessarily indicative of the results that may be expected for the year ending June 30, 2010 or any other period. The balance sheet at June 30, 2009 has been derived from the audited financial statements at that date. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2009.
Subsequent Events:
          The Company has evaluated subsequent events through February 16, 2010, which is the date the financial statements were issued, and has concluded that no such events or transactions took place which would require a disclosure herein, except relating to the Company’s financing agreement with CIT as described above and in Note 3.
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
Factoring Agreement and Accounts Receivable:
          On September 10, 2009 the Company entered into an Amended and Restated Factoring and Financing Agreement (the “September 2009 Agreement”) with CIT whereby substantially all of its receivables are factored. The agreement is a non-recourse factoring agreement whereby CIT, based on credit approved orders, assumes the accounts receivable risk of the Company’s customers in the event of insolvency or non-payment. All other receivable risks for customer deductions that reduce the customer receivable balances are retained by the Company, including, but not limited to, allowable customer markdowns, operational chargebacks, disputes, discounts, and returns. These deductions totaling $2.6 million as of December 31, 2009, $3.4 million as of June 30, 2009 and $3.3 million as of December 31, 2008 have been recorded as a reduction of amounts in accounts receivable — factored. The Company receives payment on non-recourse factored receivables from CIT as of the earlier of: a) the date that CIT has been paid by the Company’s customers; b) the date of the customer’s longest maturity if the customer is in bankruptcy or insolvency proceedings; or c) the last day of the third month following the customer’s longest maturity date if the receivable remains unpaid. The Company assumes the accounts receivable risk on sales factored to CIT but not approved by CIT as non-recourse factored receivables, which approximated $0.6 million at December 31, 2009, $0.4 million at June 30, 2009, and $0.6 million at December 31, 2008.

BERNARD CHAUS, INC. AND SUBSIDIARIES
The Company also assumes the risk on accounts receivable not factored to CIT, which at December 31, 2009, June 30, 2009 and December 31, 2008 was approximately $0.9 million, $0.2 million, and $0.1 million, respectively. Prior to October 2008 the Company extended credit to its customers based on an evaluation of the customer’s financial condition and credit history, except for customers of the Company’s wholly owned subsidiary, Cynthia Steffe Acquisition, LLC.
          For additional information about the Company’s financing, see Note 3.
Inventories:
          Inventories are stated at the lower of cost or market, cost being determined on the first-in, first-out method. The majority of the Company’s inventory purchases are shipped FOB shipping point from the Company’s suppliers. The Company takes title and assumes the risk of loss when the merchandise is received at the boat or airplane overseas. The Company records inventory at the point of such receipt at the boat or airplane overseas. Reserves for slow moving and aged merchandise are provided to adjust inventory costs based on historical experience and current product demand. Inventory reserves were approximately $0.4 million at December 31, 2009, $0.8 million at June 30, 2009 and $1.2 million at December 31, 2008. Inventory reserves are based upon the level of excess and aged inventory and the Company’s estimated recoveries on the sale of the inventory. While markdowns have been within expectations and the provisions established, the Company cannot guarantee that it will continue to experience the same level of markdowns as in the past.
Long-Lived Assets, Goodwill and Trademarks:
          Goodwill represented the excess of purchase price over the fair value of net assets acquired in business combinations accounted for under the purchase method of accounting. The Company recorded goodwill related to the acquisition of S.L. Danielle, Inc. (“SL Danielle”) and certain assets of the Cynthia Steffe division of LF Brands Marketing, Inc. (“Cynthia Steffe”). Trademarks relate to the Cynthia Steffe trademarks and were determined to have an indefinite life. The Company does not amortize assets with indefinite lives and conducts impairment testing annually in the fourth quarter of each fiscal year, or sooner if events and changes in circumstances suggest that the carrying amount may not be recoverable from estimated future cash flows including market participant assumptions, when available. During the fourth quarter of fiscal 2009, the Company performed impairment testing by determining the fair value of the entire Company based on the market capitalization at June 30, 2009. The Company then allocated the fair value among the various reporting units and determined that the goodwill balances for SL Danielle and Cynthia Steffe were impaired because the carrying value exceeded the allocated fair value. Accordingly, the Company recorded a goodwill impairment of $2.3 million for fiscal year end 2009. As of June 30, 2009 the Company no longer maintains any goodwill. The review of trademarks and long lived assets is based upon projections of anticipated future undiscounted cash flows. While the Company believes that its estimates of future cash flows are reasonable, different assumptions regarding such cash flows could materially affect evaluations. To the extent these future projections or the Company’s strategies change, the conclusion regarding impairment may differ from the current estimates. For the three and six months ending December 31, 2009 and 2008 no impairment of trademarks or long lived assets was recognized.
Income Taxes:
          The Company accounts for income taxes under the asset and liability method in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Codification Standards 740 (formerly Statement of Financial Accounting Standards (“SFAS”) 109, Accounting for Income Taxes). Deferred income taxes reflect the future tax consequences of differences between the tax bases of assets and liabilities and their financial reporting amounts at year- end. The Company periodically reviews its historical and projected taxable income and considers available information

BERNARD CHAUS, INC. AND SUBSIDIARIES
and evidence to determine if it is more likely than not that a portion of the deferred tax assets will be realized. A valuation allowance is established to reduce the deferred tax assets to the amount that is more likely than not to be realized. As of December 31, 2009, June 30, 2009 and December 31, 2008, based upon its evaluation of the Company’s historical and projected results of operations, the current business environment and the magnitude of the net operating loss, the Company recorded a full valuation allowance on its deferred tax assets. If the Company determines that it is more likely than not that a portion of the deferred tax assets will be realized in the future, that portion of the valuation allowance will be reduced and the Company will provide for an income tax benefit in its Statement of Operations at its estimated effective tax rate.
          The Company’s deferred tax liability decreased due to the reversal of the deferred tax liabilities previously recorded for temporary differences relating to the Company’s goodwill, which was deemed impaired during the fourth quarter of fiscal 2009. The Company’s trademarks are not amortized for book purposes, however, they continue to be amortized for tax purposes and therefore the Company records a deferred tax liability on the temporary difference. The temporary difference will not reverse until such time as the assets are impaired or sold, therefore the likelihood of being offset by the Company’s net operating loss carryforward is uncertain.
Earnings (Loss) Per Share:
          Basic earnings (loss) per share has been calculated by dividing the applicable net income (loss) by the weighted average number of common shares outstanding. Diluted earnings per share has been calculated by dividing the applicable net income by the weighted average number of common shares outstanding and common share equivalents.

	For the Three Months Ended		For the Six Months Ended
	December 31,	December 31,	December 31,	December 31,
	2009	2008	2009	2008
Denominator for loss per share (in millions):
Denominator for basic loss per share weighted-average shares outstanding	37.5	37.5	37.5	37.5
Assumed exercise of potential common shares	—	—	—	—

Denominator for diluted loss per share	37.5	37.5	37.5	37.5

          Options to purchase approximately 895,000 and 1,057,000 shares of common stock were excluded from the computation of diluted earnings per share for the three months and six months ended December 31, 2009 and December 31, 2008, respectively, because their exercise price was greater than the average market price.
Fair Value of Financial Instruments:
          The carrying amounts of financial instruments, including accounts receivable, accounts payable and revolving credit borrowings approximated fair value due to their short-term maturity or variable interest rates.
New Accounting Pronouncements:
          In June 2009, the FASB issued “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162” (“ASC”) which became the official source of authoritative GAAP, other than guidance issued by the SEC, and eliminated the historical GAAP hierarchy. ASC is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company adopted the ASC effective for its September 30, 2009 financial statements.
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

BERNARD CHAUS, INC. AND SUBSIDIARIES
          In December 2007, the FASB issued new requirements which established accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary, which are included in ASC 810 (formerly SFAS 160) and are effective for fiscal years beginning on or after December 15, 2008, and for interim periods within such fiscal years. The Company adopted these provisions effective July 1, 2009, which did not have a material impact on its financial statements.
          In March 2008, the FASB issued new requirements which required enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for, and how they affect an entity’s financial position, financial performance, and cash flows, which are included in ASC 815 (formerly SFAS 161) and are effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company adopted these provisions effective July 1, 2009, which did not have a material impact on its financial statements.
          In December 2008, the FASB issued new requirements which expanded the disclosure requirements about plan assets for pension plans, postretirement medical plans, and other funded postretirement plans, which are included in ASC 715 (These requirements were formerly discussed in the FASB’s Financial Staff Position “FSP” 132(R) — 1). Specifically, the rules require disclosure of: i) how investment allocation decisions are made by management; ii) major categories of plan assets; iii) significant concentrations of credit risk within plan assets; iv) the level of the fair value hierarchy in which the fair value measurements of plan assets fall (i.e. level 1, level 2 or level 3); v) information about the inputs and valuation techniques used to measure the fair value of plan assets; and vi) a reconciliation of the beginning and ending balances of plan assets valued with significant unobservable inputs (i.e. level 3 assets). These new requirements are required to be adopted by the Company effective for its annual financial statements for fiscal 2010. The Company expects the adoption of these requirements will not have a material impact on its financial statements.
     2. Inventories — net

	December 31,	June 30,	December 31,
	2009	2009	2008
		(in thousands)
	(unaudited)	(*)	(unaudited)
Raw materials	$416	$306	$339
Work-in-process	115	71	75
Finished goods	3,656	3,462	10,835

Total	$4,187	$3,839	$11,249

*	Derived from the audited financial statements at June 30, 2009.
          Inventories are stated at the lower of cost, using the first-in, first-out method, or market. Included in finished goods inventories is merchandise in transit of approximately $1.1 million at December 31, 2009, $1.5 million at June 30, 2009 and $4.8 million at December 31, 2008.
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
          The borrowings under the September 2009 Agreement accrue interest at a rate of 2% above prime. The interest rate as of December 31, 2009 was 5.25%.

BERNARD CHAUS, INC. AND SUBSIDIARIES
          The Company’s obligations under the September 2009 Agreement are secured by a first priority lien on substantially all of the Company’s assets, including accounts receivable, inventory, intangibles, equipment, and trademarks, and a pledge of the Company’s interest in its subsidiaries.
          The September 2009 Agreement contains various financial and operational covenants, including limitations on additional indebtedness, liens, dividends, stock repurchases and capital expenditures. More specifically, the Company is required to maintain minimum levels of defined tangible net worth, minimum EBITDA, and minimum leverage ratios. At December 31, 2009, the Company was not in compliance with its financial covenants under the September 2009 Agreement with CIT. The Company has been advised by CIT that although the Company is not in compliance with its financial covenants under the September 2009 agreement and is therefore in default, CIT is not terminating the September 2009 agreement, and, without waiving those defaults, will continue to provide funding at its discretion. The Company has not reached an agreement with CIT regarding an amendment to the September 2009 agreement. If the Company cannot achieve an acceptable amendment, it believes it will be unable to meet the future financial covenants, resulting in additional defaults under the September 2009 agreement. As a result, CIT may, in its sole discretion halt any and all obligations to make loans, advances and extensions of credit. Upon the continuance of such non-compliance, CIT may in its sole discretion (i) declare that all financial obligations are due and immediately payable; (ii) terminate the September 2009 agreement; and (iii) require that all outstanding and future financial obligations incur a higher default interest rate. To the extent the Company cannot reach an agreement with CIT or find alternative financing, it will not have sufficient cash flow from operations to meet its liquidity needs, and therefore, this will have a material adverse affect on its business, results of operations, liquidity and financial condition, and its ability to operate as a going concern.
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
          Under the Company’s financing agreements with CIT prior to the September 2009 Agreement (the “Prior Agreements”) the Company operated under various interest rates which were increased due to covenant defaults. The Company’s obligations under the Prior Agreements were secured by the same assets as the September 2009 Agreement.
          On December 31, 2009, the Company had $1.5 million of outstanding letters of credit, total availability of approximately $4.0 million, and $7.8 million of revolving credit borrowings under the September 2009 Agreement. On December 31, 2008, the Company had $2.5 million of outstanding letters of credit and total availability of approximately $1.0 million, and $15.0 million revolving credit borrowings under the Prior Agreements.
          On November 1, 2009, CIT Group, Inc. and CIT Group Funding Company of Delaware LLC filed voluntary petitions for reorganization seeking relief under Chapter 11 of the U.S. Bankruptcy Code with the U.S. Bankruptcy Court in the Southern District of New York. On December 10, 2009, The CIT Group, Inc. emerged from bankruptcy court. See Note 1.
Factoring Agreement:
          As discussed above, the September 2009 Agreement replaced the Company’s previous factoring agreements with CIT. The September 2009 Agreement is a non-recourse agreement which provides notification factoring on substantially all of the Company’s sales. The proceeds of this agreement are assigned to CIT as collateral for all indebtedness, liabilities and obligations due to CIT. A factoring commission based on various rates is charged on the gross face amount of all accounts with minimum fees as defined in the agreement. The previous factoring agreements operated under similar conditions.
          Prior to September 18, 2008, one of the Company’s subsidiaries, CS Acquisition, had a factoring agreement with CIT which provided for a factoring commission based on various sales levels.

BERNARD CHAUS, INC. AND SUBSIDIARIES
     4. Deferred Income
          In July 2009, the Company entered into an exclusive supply agreement with CTG. Under this agreement, CTG will act as the exclusive supplier of substantially all merchandise purchased by the Company in addition to providing sample making and production supervision services. In consideration for the Company appointing CTG as the sole supplier of its merchandise in Asia/China for a term of 10 years, CTG paid the Company an exclusive supply premium of $4.0 million. The Company recorded this premium as deferred income and as of December 31, 2009, $0.4 million of the premium is included in accrued expenses and approximately $3.4 million is considered long term. The Company will recognize the premium as income on a straight line basis over the 10 year term of the agreement. For the three and six months ended December 31, 2009, the Company recognized approximately $.1 million and $0.2 million, respectively, which was recorded as a reduction to cost of goods sold. For the six months ended December 31, 2009 the company recorded a charge of $0.2 million reflecting net severance costs related to the closure of the Company’s Hong Kong office and the transfer of the majority of the staff to CTG.
     5. Pension Plan
          Components of Net Periodic Benefit Cost

	For the Three Months Ended		For the Six Months Ended
	December 31,	December 31,	December 31,	December 31,
	2009	2008	2009	2008
	(Unaudited)		(Unaudited)
	(In Thousands)		(In Thousands)
Service cost	$2	$4	$4	$8
Interest cost	28	28	56	56
Expected return on plan assets	(26)	(32)	(52)	(64)
Amortization of net loss	20	11	40	22

Net periodic benefit cost	$24	$11	$48	$22

     Employer Contributions
          The Company does not anticipate a requirement to make contributions to fund its pension plan in fiscal 2010.

BERNARD CHAUS, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-looking Statements
     Certain statements contained herein are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that have been made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements are indicated by words or phrases such as “anticipate,” “estimate,” “project,” “expect,” “believe,” “may,” “could,” “would,” “plan,” “intend” and similar words or phrases. Such statements are based on current expectations and are subject to certain risks, uncertainties and assumptions, including, but not limited to, the overall level of consumer spending on apparel; the financial strength of the retail industry, generally and our customers in particular; changes in trends in the market segments in which we compete and our ability to gauge and respond to changing consumer demands and fashion trends; the level of demand for our products; our dependence on our major department store customers; the success of the Kenneth Cole license agreement; the highly competitive nature of the fashion industry; our ability to satisfy our cash flow needs, including the cash requirements under the Kenneth Cole license agreement, by meeting our business plan and satisfying the financial covenants in our credit facility; our ability to operate within production and delivery constraints, including the risk of failure of manufacturers and our exclusive supplier to deliver products in a timely manner or to quality standards; our ability to meet the requirements of the Kenneth Cole license agreement; our ability to operate effectively in the new quota environment, including changes in sourcing patterns resulting from the elimination of quota on apparel products; our ability to attract and retain qualified personnel; and changes in economic or political conditions in the markets where we sell or source our products, including war and terrorist activities and their effects on shopping patterns, as well as other risks and uncertainties set forth in the Company’s publicly-filed documents, including this Quarterly Report on Form 10-Q. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected.
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
Overview
     The Company designs, arranges for the manufacture of and markets an extensive range of women’s career and casual sportswear principally under the JOSEPHINE CHAUS® JOSEPHINE®, JOSEPHINE STUDIO®, CHAUS®, CYNTHIA STEFFE®, and CYNTHIA CYNTHIA STEFFE® trademarks and under private label brand names. Our products are sold nationwide through department store chains, specialty retailers, off price retailers, wholesale clubs and other retail outlets. On June 13, 2005, we entered into a license agreement with Kenneth Cole Productions (LIC), Inc. (“KCP”) (the “License Agreement”) which was subsequently amended in September and December 2007. The License Agreement as amended grants us an exclusive license to design, manufacture, sell and distribute women’s sportswear under KCP’s trademark KENNETH COLE REACTION and the KENNETH COLE NEW YORK (cream label) in the United States in the women’s better sportswear and better petite sportswear departments of approved department stores and approved specialty retailers, UNLISTED and UNLISTED, A KENNETH COLE PRODUCTION brands (the “Unlisted Brands”). We began initial shipments of the KENNETH COLE REACTION line in December 2005 and transitioned from the KENNETH COLE REACTION label to the KENNETH COLE NEW YORK (cream label) for department stores and specialty stores in the first quarter of fiscal 2009. The License Agreement includes an option for the Company to extend the term for an additional three years provided the Company meets certain specified sales targets

BERNARD CHAUS, INC. AND SUBSIDIARIES
and is in compliance with the License Agreement. The License Agreement also requires us to achieve certain minimum sales levels, to pay specified royalties and advertising on net sales, to pay certain minimum royalties and advertising and to maintain a minimum net worth. The initial term of the License Agreement will expire on June 30, 2012, except for the Unlisted Brands which expired at the end of calendar 2008, with an extension beyond 2008 subject to the approval of KCP. KCP has continued to provide approval for specific Unlisted Brands products. Pursuant to the amendment, KCP has agreed not to sell women’s sportswear, or license any other party to sell women’s sportswear, in the United States in the women’s better sportswear and better petite sportswear departments of approved department stores and approved specialty retailers bearing the mark KENNETH COLE NEW YORK under its cream label. While KCP retains the ability to sell products bearing the mark KENNETH COLE NEW YORK (black label) in the same channels, it is expected that products bearing the cream label and products bearing the black label will not typically be sold in the same stores. It is also the expectation of the parties that in the stores where the cream label and black label lines overlap, the black label products will be sold in different and more exclusive departments and will have a distinctly higher price point than the cream label products. The License Agreement permits early termination by us or KCP under certain circumstances. We have the option to renew the License Agreement for an additional term of three years if we meet specified sales targets and are in compliance with the License Agreement.
Exclusive Supply Agreement
     In July 2009 we entered into an exclusive supply agreement with China Ting Group Holdings Limited (“CTG”). This agreement expanded the long standing relationship we have with CTG. CTG is a vertically integrated garment manufacturer, exporter and retailer with headquarters in Hong Kong and principal garment manufacturing facilities in Hangzhou, China. CTG will act as the exclusive supplier of substantially all merchandise purchased by us in Asia beginning with our Spring 2010 line (product shipping in January to our customers) in addition to providing sample making and production supervision services. CTG will be responsible for manufacturing product according to our specifications. As part of this agreement, CTG assumed the responsibilities previously managed by our Hong Kong office. The majority of the staff working at our Hong Kong office transferred to and are employed by CTG and will continue to manage these functions under CTG’s supervision.
Results of Operations
The following table sets forth, for the periods indicated, certain items expressed as a percentage of net revenue.

	For the Three Months Ended		For the Six Months Ended
	December 31,	December 31,	December 31,	December 31,
	2009	2008	2009	2008
Net Revenue	100.0%	100.0%	100.0%	100.0%
Gross Profit	22.3%	21.6%	24.9%	26.0%
Selling, general and administrative expenses	33.0%	34.1%	31.7%	30.8%
Interest expense	1.0%	1.1%	0.8%	0.9%
Net loss	(11.7)%	(13.7)%	(7.6)%	(5.8)%
     Net revenues for the three months ended December 31, 2009 decreased by 18.8%, or $4.9 million, to $21.1 million from $26.0 million for the three months ended December 31, 2008. Units sold decreased by approximately 17.9% and the overall price per unit decreased by approximately 1.3%. Our net revenues decreased due to decreases in revenues in our Chaus product lines of $4.2 million, private label product lines of $0.7 million, and licensed product lines of $0.5 million, partially offset by an increase in revenues in our Cynthia Steffe product lines of $0.5 million. Substantially all of the decrease in revenues in our Chaus product lines was a result of a decrease in revenues in the discount channel primarily as a result of our decision to reduce levels of inventory with off-price retailers.
     Net revenues for the six months ended December 31, 2009 decreased by 25.2%, or $15.1 million, to $44.8 million from $59.9 million for the six months ended December 31, 2008. Units sold decreased by approximately 20.0% and the overall price per unit decreased by approximately 6.0%. Our net revenues decreased due to decreases in revenues in our Chaus product lines of $12.0 million, private label product lines of $2.0 million, and licensed product lines of $1.1

BERNARD CHAUS, INC. AND SUBSIDIARIES
million. Over 90% of the decrease in revenues in our Chaus product lines was a result of a decrease in the club channel as well as a decrease in the discount channel primarily as a result of our decision to reduce levels of inventory with off-price retailers.
     Gross profit for the three months ended December 31, 2009 decreased $0.9 million to $4.7 million as compared to $5.6 million for the three months ended December 31, 2008, primarily attributable to a decrease in revenues. Specifically, the decrease in gross profit was primarily due to decreases in gross profit in our Chaus product lines of $0.9 million, licensed product lines of $0.4 million and private label product lines of $0.1 million, partially offset by an increase in gross profit in our Cynthia Steffe product lines of $0.5. The gross profit as a percentage of net revenue increased approximately 0.7% primarily due to an increase in gross profit percentage in our Cynthia Steffe product lines, partially offset by decreases in gross profit percentage in our Chaus, private label and licensed product lines.
     Gross profit for the six months ended December 31, 2009 decreased $4.4 million to $11.2 million as compared to $15.6 million for the six months ended December 31, 2008, primarily attributable to a decrease in revenues. Specifically, the decrease in gross profit was primarily due to decreases in gross profit in our Chaus product lines of $3.2 million, private label product lines of $0.9 million, and licensed product lines of $0.7 million, partially offset by an increase in gross profit in our Cynthia Steffe product line of $0.4. Gross profit for the six months ended December 31, 2009 was reduced by a one time charge of $0.2 million reflecting net severance costs related to the closure of the Company’s Hong Kong office and the transfer of the majority of the staff to CTG. (See Exclusive Supply Agreement above). The gross profit as a percentage of net revenue decreased approximately1.1% due to a decrease in gross profit percentage in our Chaus, private label and licensed product lines, partially offset by an increase in gross profit percentage in our Cynthia Steffe product line. The decreases in gross profit percentage were primarily attributable to our decision to reduce wholesale prices in response to competitive market conditions.
     Selling, general and administrative (“SG&A”) expenses decreased by $1.9 million to $7.0 million for the three months ended December 31, 2009 from $8.9 million for the three months ended December 31, 2008. As a percentage of net revenue, SG&A expenses decreased to 33.0% for the three months ended December 31, 2009 compared to 34.1% for the three months ended December 31, 2008. The decrease in SG&A expenses for the three months ended December 31, 2009 was primarily related to decreases in payroll and payroll related costs of $1.0 million and product development costs of $0.8 million. The decrease in payroll and payroll related costs were due to staff reductions during the third and fourth quarters of fiscal 2009. The decrease in product development costs was a result of cost reduction initiatives across all product lines. The decrease in SG&A as a percentage of net revenue was primarily due to the decrease in expense levels partially offset by reduced leverage as a result of lower sales volume.
     SG&A expenses decreased by $4.3 million to $14.2 million for the six months ended December 31, 2009 from $18.5 million for the six months ended December 31, 2008. As a percentage of net revenue, SG&A expenses increased to 31.7% for the six months ended December 31, 2009 compared to 30.8% for the six months ended December 31, 2008. The decrease in SG&A expenses for the six months ended December 31, 2009 was primarily related to decreases in payroll and payroll related costs of $2.4 million, product development costs of $1.2 million, and marketing and advertising costs of $0.4 million. The decrease in payroll and payroll related costs were due to staff reductions during the third and fourth quarters of fiscal 2009. The decrease in product development costs was a result of cost reduction initiatives across all product lines. The increase in SG&A as a percentage of net revenue was primarily due to reduced leverage as a result of lower sales volume, partially offset by decreases in expense levels.
     Interest expense was lower for the three and six months ended December 31, 2009 as compared to the three and six months ended December 31, 2008, primarily due to lower bank borrowings.
     Our income tax provision for the three and six months ended December 31, 2009 and December 31, 2008 includes provisions for state and local taxes and also includes a deferred provision for the temporary differences associated with the Company’s indefinite lived intangibles. During the fourth quarter of fiscal 2009 we determined that our goodwill was impaired and as a result our deferred tax provision for the temporary differences associated with our indefinite lived intangibles was reduced for the three and six months ended December 31, 2009 compared the three and six months ended December 31, 2008.
     We periodically review our historical and projected taxable income and consider available information and

BERNARD CHAUS, INC. AND SUBSIDIARIES
evidence to determine if it is more likely than not that a portion of the deferred tax assets will be realized. A valuation allowance is established to reduce the deferred tax assets to the amount that is more likely than not to be realized. As of December 31, 2009, June 30, 2009 and December 31, 2008, based upon our evaluation of taxable income and the current business environment, we recorded a full valuation allowance on our deferred tax assets including net operating losses (“NOL”). If we determine that a portion of the deferred tax assets will be realized in the future, that portion of the valuation allowance will be reduced and we will provide for an income tax benefit in our Statement of Operation at the effective tax rate. See discussion below under Critical Accounting Policies and Estimates regarding income taxes and the Company’s federal NOL carryforward.
Financial Position, Liquidity and Capital Resources
General
     Net cash used in operating activities was $4.9 million for the six months ended December 31, 2009 as compared to net cash used in operating activities of $7.9 million for the six months ended December 31, 2008. Net cash used in operating activities for the six months ended December 31, 2009 resulted primarily from a net loss of $3.4 million, an increase in accounts receivable — factored of $2.9 million, and an increase in accounts receivable of $0.7 million, which were partially offset by an increase in accounts payable of $2.3 million. The net increase in accounts receivable — factored and accounts receivable of $3.6 million was due to the increase in sales as well as the timing of shipments for the three months ended December 31, 2009 as compared to the three months ended June 30, 2009. Net cash used in operating activities for the six months ended December 31, 2008 resulted primarily from a net loss of $3.5 million, an increase in accounts receivable - factored of $15.6 million, an increase in inventories of $3.8 million, partially offset by a decrease in accounts receivable of $13.2 million and an increase in accounts payable of $1.2 million.
     Cash used in investing activities in the six months ended December 31, 2009 was $266,000 compared to $2,000 in the previous year. For the six months ended December 31, 2008 purchases of fixed assets of $194,000 were offset by proceeds from insurance recovery of $192,000.The purchases of fixed assets for the six months ended December 31, 2009 consisted primarily of management information system upgrades. In fiscal 2010, the Company anticipates capital expenditures of approximately $450,000 primarily for management information system upgrades and other capital items. The unexpended portion of capital expenditures for the remainder of fiscal 2010 is approximately $184,000.
     Net cash provided by financing activities of $5.2 million for the six months ended December 31, 2009 was primarily the result of net proceeds from short-term bank borrowings of $1.2 million and proceeds from the CTG supply premium of $4.0 million. Net cash provided by financing activities of $8.0 million for the six months ended December 31, 2008 was primarily the result of net proceeds from short-term bank borrowings of $8.4 million, offset by principal payments on the term loan of $0.4 million.
Financing Agreement
     On September 10, 2009 we entered into an Amended and Restated Factoring and Financing Agreement (the “September 2009 Agreement”) with The CIT Group/Commercial Services, Inc. (“CIT”) that expires on September 18, 2011. This agreement consolidated our financing and factoring arrangements into one agreement and replaced all prior financing and factoring agreements with CIT. The September 2009 Agreement provides us with a $30.0 million revolving line of credit including a sub-limit in the amount of $12.0 million for issuance of letters of credit. The September 2009 Agreement was amended on November 5, 2009 to clarify the treatment of cash as well as the unamortized portion of the exclusive supply premium received from CTG as described. See Exclusive Supply Agreement above.
     The borrowings under the September 2009 Agreement accrue interest at a rate of 2% above prime. The interest rate as of December 31, 2009 was 5.25%.
     Our obligations under the September 2009 Agreement are secured by a first priority lien on substantially all of our assets, including accounts receivable, inventory, intangibles, equipment, and trademarks, and a pledge of our interest in our subsidiaries.
     The September 2009 Agreement contains various financial and operational covenants, including limitations on

BERNARD CHAUS, INC. AND SUBSIDIARIES
additional indebtedness, liens, dividends, stock repurchases and capital expenditures. More specifically, we are required to maintain minimum levels of defined tangible net worth, minimum EBITDA, and minimum leverage ratios. At December 31, 2009, the Company was not in compliance with these financial covenants. Refer to discussion under Future Financing Requirements.
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
     Under our financing agreements with CIT prior to the September 2009 Agreement (the “Prior Agreements”) we operated under various interest rates which were increased due to our covenant defaults. Our obligations under the Prior Agreements were secured by the same assets as the September 2009 Agreement.
     On December 31, 2009, we had $1.5 million of outstanding letters of credit and total availability of $4.0 million and $7.8 million of revolving credit borrowings under the September 2009 Agreement. On December 31, 2008, we had $2.5 million of outstanding letters of credit, total availability of approximately of $1.0 million, and $15.0 million of revolving credit borrowings under the Prior Agreements.
     On November 1, 2009, CIT Group, Inc. and CIT Group Funding Company of Delaware LLC filed voluntary petitions for reorganization seeking relief under Chapter 11 of the U.S. Bankruptcy Code with the U.S. Bankruptcy Court in the Southern District of New York. On December 10, 2009, the CIT Group, Inc. emerged from bankruptcy.. See Future Financing Requirements below.
Factoring Agreement
     As discussed above the September 2009 Agreement replaced our previous factoring agreements with CIT. The September 2009 Agreement is a non-recourse agreement which provides notification factoring on substantially all of our sales. The proceeds of this agreement are assigned to CIT as collateral for all indebtedness, liabilities and obligations due CIT. A factoring commission based on various rates is charged on the gross face amount of all accounts with minimum fees as defined in the agreement. The previous factoring agreements operated under similar conditions.
     Prior to September 18, 2008, one of our subsidiaries, CS Acquisition had a factoring agreement with CIT which provided for a factoring commission based on various sales levels.
Future Financing Requirements
     At December 31, 2009, we had working capital of $0.5 million as compared with working capital of $3.0 million at December 31, 2008. Our business plan requires the availability of sufficient cash flow and borrowing capacity to finance our product lines and to meet our cash needs. We expect to satisfy such requirements through cash on hand, cash flow from operations and borrowings from our lender. Our fiscal 2010 business plan anticipates improvement from fiscal 2009 by achieving improved gross margin percentages and additional cost reduction initiatives primarily in the last

BERNARD CHAUS, INC. AND SUBSIDIARIES
six months of fiscal 2010. There can be no assurance that we will be successful in our efforts. We rely on CIT, which is the sole source of our financing to borrow money in order to fund our operations. On November 1, 2009 CIT Group, Inc. and CIT Group Funding Company of Delaware LLC filed voluntary petitions for reorganization seeking relief under Chapter 11 of the U.S. Bankruptcy Code with the U.S Bankruptcy Court in the Southern District of New York. On December 10, 2009, The CIT Group, Inc. emerged from bankruptcy. CIT is an operating subsidiary of CIT Group Inc. CIT Group Inc. indicated that no operating subsidiaries were included in the filings and that all of its operating entities would continue normal operations while it is reorganizing. Should there be a disruption to the normal operations of CIT, we believe we could obtain alternative financing, however such a disruption could cause us to not have sufficient cash flow from operations to meet our liquidity needs, and therefore this could result in a material adverse affect on our business, liquidity and financial condition.
     At December 31, 2009, the Company was not in compliance with its financial covenants under its financing agreement with CIT. The Company has been advised by CIT that although the Company is not in compliance with its financial covenants under the financing agreement and is therefore in default, CIT is not terminating the financing agreement, and, without waiving those defaults, will continue to provide funding at its discretion. The Company has not reached an agreement with CIT regarding an amendment to the financing agreement. If the Company cannot achieve an acceptable amendment, it believes it will be unable to meet the future financial covenants, resulting in additional defaults under the agreements. As a result, CIT may, in its sole discretion halt any and all obligations to make loans, advances and extensions of credit. Upon the continuance of such non-compliance, CIT may in its sole discretion (i) declare that all financial obligations are due and immediately payable; (ii) terminate the financing agreement; and (iii) require that all outstanding and future financial obligations incur a higher default interest rate. To the extent the Company cannot reach an agreement with CIT or find alternative financing, it will not have sufficient cash flow from operations to meet its liquidity needs, and therefore, this will have a material adverse affect on its business, results of operations, liquidity and financial condition, and its ability to operate as a going concern.
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
     Factoring Agreement and Accounts Receivable — We have a financing and factoring agreement with CIT whereby substantially all of our receivables are factored. The agreement is a non-recourse factoring agreement whereby CIT, based on credit approved orders, assumes the accounts receivable risk of our customers in the event of insolvency or non-payment. All other receivable risks for customer deductions that reduce the customer receivable balances are retained by us, including, but not limited to, allowable customer markdowns, operational chargebacks, disputes, discounts, and returns. These deductions totaling $2.6 million as of December 31, 2009, $3.4 million as of June 30, 2009 and $3.3 million as of December 31, 2008 have been recorded as a reduction of amounts in accounts receivable — factored. We receive payment on non-recourse factored receivables from CIT as of the earlier of: a) the date that CIT has been paid by our customers; b) the date of the customer’s longest maturity if the customer is in bankruptcy or insolvency proceedings; or c) the last day of the third month following the customer’s longest maturity date if the receivable remains unpaid. We assume the accounts receivable risk on sales factored to CIT but not approved by CIT as non-recourse factored receivables, which approximated $0.6 million at December 31, 2009, $0.4 million June 30, 2009 and $0.6 million December 31, 2008, respectively. We also assume the risk on accounts receivable not factored to CIT which at December 31, 2009 and June 30, 2009, December 31, 2008 was approximately $0.9 million, $0.2 million and $0.1 million, respectively, respectively. Prior to October 2008 the Company extended credit to its customers based on an evaluation of the customer’s financial condition and credit history, except for customers of the Company’s wholly owned subsidiary, Cynthia Steffe Acquisition, LLC.

BERNARD CHAUS, INC. AND SUBSIDIARIES
     Inventories — Inventories are stated at the lower of cost or market, cost being determined on the first-in, first-out method. The majority of our inventory purchases are shipped FOB shipping point from our suppliers. We take title and assume the risk of loss when the merchandise is received at the boat or airplane overseas. We record inventory at the point of such receipt at the boat or airplane overseas. Reserves for slow moving and aged merchandise are provided to adjust inventory costs based on historical experience and current product demand. Inventory reserves were approximately $0.4 million at December 31, 2009, $0.8 million at June 30, 2009, and $1.2 million at December 31, 2008. Inventory reserves are based upon the level of excess and aged inventory and estimated recoveries on the sale of the inventory. While markdowns have been within expectations and the provisions established, we cannot guarantee that we will continue to experience the same level of markdowns as in the past.
     Valuation of Long-Lived Assets, Trademarks and Goodwill — Periodically we review the carrying value of our long-lived assets for continued appropriateness. We evaluate goodwill and trademarks at least annually or whenever events and changes in circumstances suggest that the carrying value maybe impaired. During the fourth quarter of fiscal 2009, we performed impairment testing by determining the fair value of the entire Company based on the market capitalization at June 30, 2009. We then allocated the fair value among the various reporting units and determined that the goodwill balances for SL Danielle and Cynthia Steffe were impaired because the carrying value exceeded the allocated fair value. Accordingly, we recorded a goodwill impairment of $2.3 million for fiscal year end 2009. As of June 30, 2009 we no longer maintain any goodwill. Our review of trademarks and long-lived assets is based upon projections of anticipated future undiscounted cash flows including market participant assumptions, when available. While we believe that our estimates of future cash flows are reasonable, different assumptions regarding such cash flows could materially affect evaluations. To the extent these future projections or our strategies change, the conclusion regarding impairment may differ from the current estimates. For the three and six months ended December 31, 2009 and 2008 no impairment of trademarks and long lived assets were recognized.
     Income Taxes— Results of operations have generated a federal tax NOL carryforward of approximately $93.2 million as of June 30, 2009. Approximately 70% of the Company’s net operating loss carryforward expires between 2010 and 2012. Generally accepted accounting principles require that we record a valuation allowance against the deferred tax asset associated with this NOL if it is “more likely than not” that we will not be able to utilize it to offset future taxable income. As of December 31, 2009, based upon its evaluation of our historical and projected results of operations, the current business environment and the magnitude of the NOL, we recorded a full valuation allowance on our deferred tax assets including NOL’s. The provision for income taxes primarily relates to provisions for state and local taxes and a deferred provision for temporary differences associated with indefinite lived intangibles. It is possible, however, that we could be profitable in the future at levels which cause us to conclude that it is more likely than not we will realize all or a portion of the NOL carryforward. Upon reaching such a conclusion, we would record the estimated net realizable value of the deferred tax asset at that time and would then provide for income taxes at a rate equal to our combined federal and state effective rates. Subsequent revisions to the estimated net realizable value of the deferred tax asset could cause our provision for income taxes to vary from period to period, although its cash tax payments would remain unaffected until the benefit of the NOL is utilized.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Interest Rate Risk— We are subject to market risk from exposure to changes in interest rates based primarily on our financing activities. The market risk inherent in the financial instruments represents the potential loss in earnings or cash flows arising from adverse changes in interest rates. These debt obligations with interest rates tied to the prime rate are described in “Financial Condition Liquidity and Capital Resources” above and Note 3 of the Notes to the Consolidated Financial Statements. We manage these exposures through regular operating and financing activities. We have not entered into any derivative financial instruments for hedging or other purposes. The following quantitative disclosures are based on the prevailing prime rate. These quantitative disclosures do not represent the maximum possible loss or any expected loss that may occur, since actual results may differ from these estimates.
     At December 31, 2009 and 2008, the carrying amounts of our revolving credit borrowings approximated fair value. As of December 31, 2009, our revolving credit borrowings bore interest at 5.25%. As of December 31, 2009, a hypothetical immediate 10% adverse change in prime interest rates relating to our revolving credit borrowings would have approximately a $40,000 unfavorable impact on our earnings and cash flows over a one-year period.

BERNARD CHAUS, INC. AND SUBSIDIARIES
Item 4. Controls and Procedures
     The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Company’s Chairwoman and Chief Executive Officer, Chief Operating Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
     Each fiscal quarter the Company carries out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chairwoman and Chief Executive Officer, Chief Operating Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon the foregoing, the Company’s Chairwoman and Chief Executive Officer, Chief Operating Officer and Chief Financial Officer, concluded that, as of December 31, 2009, the Company’s disclosure controls and procedures were effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s Exchange Act reports.
     During the fiscal quarter ended December 31, 2009, there has been no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Submission of Matters to a Vote of Security Holders.
(a)	The Annual Meeting of Stockholders of the Company was held on November 10, 2009 at 11:00 a.m.

(c)	At such meeting, the Stockholders voted on the election of five directors of the Company to serve until the next Annual Meeting of Stockholders and until their respective successors have been elected and qualified.

	For	Withheld
Philip G. Barach	36,503,518	445,145
Josephine Chaus	36,517,827	430,836
Robert Flug	36,503,466	445,197
Harvey M. Krueger	36,503,330	445,333
David Stiffman	36,503,466	445,197
Item 5. Other Information.
None.

BERNARD CHAUS, INC. AND SUBSIDIARIES
Item 6. Exhibits.
31.1	Certification of Chief Executive Officer pursuant to Rule13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Operating Officer and Chief Financial Officer pursuant to Rule13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Josephine Chaus, Chairwoman of the Board and Chief Executive Officer of Bernard Chaus, Inc.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by David Stiffman, Chief Operating Officer and Chief Financial Officer of Bernard Chaus, Inc.

BERNARD CHAUS, INC. AND SUBSIDIARIES
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BERNARD CHAUS, INC.
Date: February 16, 2010	By:	/s/ Josephine Chaus
JOSEPHINE CHAUS
Chairwoman of the Board and Chief Executive Officer

Date: February 16, 2010	By:	/s/ David Stiffman
DAVID STIFFMAN
Chief Operating Officer and Chief Financial Officer

BERNARD CHAUS, INC. AND SUBSIDIARIES

Exhibit Number	Exhibit Title
31.1	Certification of Chief Executive Officer pursuant to Rule13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Josephine Chaus, Chairwoman of the Board and Chief Executive Officer of Bernard Chaus, Inc.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by David Stiffman, Chief Operating Officer and Chief Financial Officer of Bernard Chaus, Inc.