Form 10-Q
period 2010-03-31
CHAUS BERNARD INC
filed 2010-05-07
CIK 793983

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2010.
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑       No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for shorter period that the registrant was required to submit and post such files). Yes ☐      No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes ☐      No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Date	Class	Shares Outstanding
May 07, 2010	Common Stock, $0.01 par value	37,481,373

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
BERNARD CHAUS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except number of shares and per share amounts)

	March 31,	June 30,	March 31,
	2010	2009	2009
	(Unaudited)	( * )	(Unaudited)
Assets
Current Assets
Cash	$51	$126	$70
Accounts receivable — factored	19,136	10,589	22,122
Accounts receivable — net	1,854	207	82
Inventories — net	6,825	3,839	7,935
Prepaid expenses and other current assets	490	275	753

Total current assets	28,356	15,036	30,962
Fixed assets — net	809	857	1,276
Other assets	71	158	174
Trademarks	1,000	1,000	1,000
Goodwill	—	—	2,257

Total assets	$30,236	$17,051	$35,669

Liabilities and Stockholders’ Equity (Deficiency)
Current Liabilities
Revolving credit borrowings	$9,180	$6,606	$17,103
Accounts payable	16,116	6,251	7,534
Accrued expenses	2,611	2,164	2,893

Total current liabilities	27,907	15,021	27,530
Deferred income	3,333	—	—
Long term liabilities	1,617	1,295	710
Deferred income taxes	168	147	528

Total liabilities	33,025	16,463	28,768
Stockholders’ Equity (Deficiency)
Preferred stock, $.01 par value, authorized shares — 1,000,000; issued and outstanding shares — none	—	—	—
Common stock, $.01 par value, authorized shares — 50,000,000; issued shares — 37,543,643 at March 31, 2010, June 30, 2009 and March 31, 2009	375	375	375
Additional paid-in capital	133,437	133,416	133,405
Deficit	(134,192)	(130,794)	(124,798)
Accumulated other comprehensive loss	(929)	(929)	(601)
Less: Treasury stock at cost — 62,270 shares at March 31 2010, June 30, 2009 and March 31, 2009	(1,480)	(1,480)	(1,480)

Total stockholders’ equity (deficiency)	(2,789)	588	6,901

Total liabilities and stockholders’ equity (deficiency)	$30,236	$17,051	$35,669

*	Derived from audited financial statements at June 30, 2009.
See accompanying notes to consolidated financial statements.

BERNARD CHAUS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except number of shares and per share amounts)

	For the Three Months Ended		For the Nine Months Ended
	March 31,	March 31,	March 31,	March 31,
	2010	2009	2010	2009
	(Unaudited)		(Unaudited)
Net revenue	$27,781	$33,107	$72,588	$93,054
Cost of goods sold	19,722	23,729	53,357	68,085

Gross profit	8,059	9,378	19,231	24,969
Selling, general and administrative expenses	7,817	9,232	22,023	27,726

Income (loss) from operations	242	146	(2,792)	(2,757)

Interest expense, net	216	240	576	729

Income (loss) before income tax provision	26	(94)	(3,368)	(3,486)
Income tax provision	10	32	30	95

Net income (loss)	$16	$(126)	$(3,398)	$(3,581)

Basic earnings (loss) per share	$0.00	$(0.00)	$(0.09)	$(0.10)

Diluted earnings (loss) per share	$0.00	$(0.00)	$(0.09)	$(0.10)

Weighted average number of shares outstanding- basic	37,481,000	37,481,000	37,481,000	37,481,000

Weighted average number of common and common equivalent shares outstanding- diluted	37,481,000	37,481,000	37,481,000	37,481,000

See accompanying notes to consolidated financial statements.

BERNARD CHAUS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Nine Months Ended
	March 31,	March 31,
	2010	2009
	(Unaudited)
Operating Activities
Net loss	$(3,398)	$(3,581)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	521	924
Loss on disposal of fixed assets	43	95
Amortization of deferred income	(267)	—
Gain from insurance recovery	—	(384)
Proceeds from insurance recovery	—	92
Stock compensation expense	21	32
Deferred income taxes	21	66
Changes in operating assets and liabilities:
Accounts receivable — factored	(8,547)	13,268
Accounts receivable	(1,647)	(21,283)
Inventories	(2,986)	(453)
Prepaid expenses and other current assets	(180)	(147)
Accounts payable	9,865	690
Accrued expenses and long term liabilities	369	632

Net cash used in operating activities	(6,185)	(10,049)

Investing Activities
Purchases of fixed assets	(464)	(214)
Proceeds from insurance recovery	—	192

Net cash used in investing activities	(464)	(22)

Financing Activities
Net proceeds from revolving credit borrowings	2,574	10,505
Proceeds from supply premium	4,000	—
Principal payments on term loan	—	(425)

Net cash provided by financing activities	6,574	10,080

Increase (decrease) in cash	(75)	9
Cash beginning of period	126	61

Cash end of period	$51	$70

Supplemental Disclosure of Cash Flow Information:
Cash paid for:
Taxes	$14	$23

Interest	$528	$673

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
On September 18, 2008, in connection with the amended financing agreement, $1,800,000 of the term loan was assumed through the utilization of the Company’s revolving credit borrowings.
See accompanying notes to consolidated financial statements.

BERNARD CHAUS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Nine Months Ended March 31, 2010 and March 31, 2009
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
          The Company’s business plan requires the availability of sufficient cash flow and borrowing capacity to finance its product lines and to meet its cash needs. The Company expects to satisfy such requirements through cash on hand, cash flow from operations and borrowings from its lender. The Company’s future business plan anticipates growth in revenues and gross profit, higher gross margin percentages and lower selling, general and administrative expenses as a percent of sales. The Company’s ability to achieve its future business plan is critical to maintaining adequate liquidity. There can be no assurance that the Company will be successful in its efforts.
          On March 29, 2010, the Company entered into the Second Amended and Restated Factoring and Financing Agreement (“New Financing Agreement”), with The CIT Group/Commercial Services, Inc. (“CIT”), which amended and restated the Company’s Amended and Restated Factoring and Financing Agreement (the “Previous Factoring and Financing Agreement”), which the Company entered into on September 10, 2009. In connection with entering into the New Financing Agreement, CIT waived the events of default under the Previous Factoring and Financing Agreement resulting from the Company’s failure to comply with the financial covenants as of December 31, 2009 set forth in that agreement. For additional information about the Company’s financing agreement with CIT, see Note 3.
Basis of Presentation:
          The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending June 30, 2010 or any other period. The balance sheet at June 30, 2009 has been derived from the audited financial statements at that date. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2009.

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
Factoring Agreement and Accounts Receivable:
          On March 29, 2010, the Company entered into the New Financing Agreement with CIT, which amended and restated the Previous Factoring and Financing Agreement. The New Financing Agreement provides for a non-recourse factoring arrangement which provides notification factoring on substantially all of the Company’s sales on terms substantially similar to those in effect under the Previous Factoring and Financing Agreement whereby CIT, based on credit approved orders, assumes the accounts receivable risk of the Company’s customers in the event of insolvency or non-payment. All other receivable risks for customer deductions that reduce the customer receivable balances are retained by the Company, including, but not limited to, allowable customer markdowns, operational chargebacks, disputes, discounts, and returns. These deductions totaling $2.3 million as of March 31, 2010, $3.4 million as of June 30, 2009 and $3.0 million as of March 31, 2009 have been recorded as a reduction of amounts in accounts receivable – factored. The Company receives payment on non-recourse factored receivables from CIT as of the earlier of: a) the date that CIT has been paid by the Company’s customers; b) the date of the customer’s longest maturity if the customer is in bankruptcy or insolvency proceedings; or c) the last day of the third month following the customer’s longest maturity date if the receivable remains unpaid. The Company assumes the accounts receivable risk on sales factored to CIT but not approved by CIT as non-recourse factored receivables, which approximated $0.7 million at March 31, 2010, $0.4 million at June 30, 2009, and $0.5 million at March 31, 2009. The Company also assumes the risk on accounts receivable not factored to CIT, which at March 31, 2010, June 30, 2009 and March 31, 2009 was approximately $1.9 million, $0.2 million, and $0.1 million, respectively. Prior to October 2008 the Company extended credit to its customers based on an evaluation of the customer’s financial condition and credit history, except for customers of the Company’s wholly owned subsidiary, Cynthia Steffe Acquisition, LLC. For additional information about the Company’s financing agreement with CIT, see Note 3.
Inventories:
          Inventories are stated at the lower of cost or market, cost being determined on the first-in, first-out method. The majority of the Company’s inventory purchases are shipped FOB shipping point from the Company’s suppliers. The Company takes title and assumes the risk of loss when the merchandise is received at the boat or airplane overseas. The Company records inventory at the point of such receipt at the boat or airplane overseas. Reserves for slow moving and aged merchandise are provided to adjust inventory costs based on historical experience and current product demand. Inventory reserves were approximately $0.4 million at March 31, 2010, $0.8 million at June 30, 2009 and $1.2 million at March 31, 2009. Inventory reserves are based upon the level of excess and aged inventory and the Company’s estimated recoveries on the sale of the inventory. While markdowns have been within expectations and the provisions established, the Company cannot guarantee that it will continue to experience the same level of markdowns as in the past.

BERNARD CHAUS, INC. AND SUBSIDIARIES
Long-Lived Assets, Goodwill and Trademarks:
          Goodwill represented the excess of purchase price over the fair value of net assets acquired in business combinations accounted for under the purchase method of accounting. The Company recorded goodwill related to the acquisition of S.L. Danielle, Inc. (“SL Danielle”) and certain assets of the Cynthia Steffe division of LF Brands Marketing, Inc. (“Cynthia Steffe”). Trademarks relate to the Cynthia Steffe trademarks and were determined to have an indefinite life. The Company does not amortize assets with indefinite lives and conducts impairment testing annually in the fourth quarter of each fiscal year, or sooner if events and changes in circumstances suggest that the carrying amount may not be recoverable from estimated future cash flows including market participant assumptions, when available. During the fourth quarter of fiscal 2009, the Company performed impairment testing by determining the fair value of the entire Company based on the market capitalization at June 30, 2009. The Company then allocated the fair value among the various reporting units and determined that the goodwill balances for SL Danielle and Cynthia Steffe were impaired because the carrying value exceeded the allocated fair value. Accordingly, the Company recorded a goodwill impairment of $2.3 million for fiscal year end 2009. As of June 30, 2009 the Company no longer maintains any goodwill. The review of trademarks and long lived assets is based upon projections of anticipated future undiscounted cash flows. While the Company believes that its estimates of future cash flows are reasonable, different assumptions regarding such cash flows could materially affect evaluations. To the extent these future projections or the Company’s strategies change, the conclusion regarding impairment may differ from the current estimates. For the three and nine months ending March 31, 2010 and 2009 no impairment of trademarks or long lived assets was recognized.
Income Taxes:
          The Company accounts for income taxes under the asset and liability method in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 740. Deferred income taxes reflect the future tax consequences of differences between the tax bases of assets and liabilities and their financial reporting amounts at year-end. The Company periodically reviews its historical and projected taxable income and considers available information and evidence to determine if it is more likely than not that a portion of the deferred tax assets will be realized. A valuation allowance is established to reduce the deferred tax assets to the amount that is more likely than not to be realized. As of March 31, 2010, June 30, 2009 and March 31, 2009, based upon its evaluation of the Company’s historical and projected results of operations, the current business environment and the magnitude of the net operating loss, the Company recorded a full valuation allowance on its deferred tax assets. If the Company determines that it is more likely than not that a portion of the deferred tax assets will be realized in the future, that portion of the valuation allowance will be reduced and the Company will provide for an income tax benefit in its Statement of Operations at its estimated effective tax rate.
          The Company’s deferred tax liability decreased in the fourth quarter of fiscal 2009 due to the reversal of the deferred tax liabilities previously recorded for temporary differences relating to the Company’s goodwill, which was deemed at that time to be impaired. The Company’s trademarks are not amortized for book purposes, however, they continue to be amortized for tax purposes and therefore the Company records a deferred tax liability on the temporary difference. The temporary difference will not reverse until such time as the assets are impaired or sold, therefore the likelihood of being offset by the Company’s net operating loss carryforward is uncertain.

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

	For the Three Months Ended		For the Nine Months Ended
	March 31,	March 31,	March 31,	March 31,
	2010	2009	2010	2009
Denominator for earnings (loss) per share (in millions):
Denominator for basic earnings (loss) per share weighted-average shares outstanding	37.5	37.5	37.5	37.5
Assumed exercise of potential common shares	—	—	—	—

Denominator for diluted earnings (loss) per share	37.5	37.5	37.5	37.5

          Options to purchase approximately 819,000 and 992,000 shares of common stock were excluded from the computation of diluted earnings per share for the three months and nine months ended March 31, 2010 and March 31, 2009, respectively, because their exercise price was greater than the average market price.
Fair Value of Financial Instruments:
          The carrying amounts of financial instruments, including accounts receivable, accounts payable and revolving credit borrowings approximated fair value due to their short-term maturity or variable interest rates.
New Accounting Pronouncements:
          In September 2006, the FASB issued a new requirement which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements, which are included in ASC 820. The Company adopted these provisions for non-financial assets and liabilities, effective July 1, 2009 which did not have a material impact on its financial statements.
          In December 2007, the FASB issued new requirements which established accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary, which are included in ASC 810 and are effective for fiscal years beginning on or after December 15, 2008, and for interim periods within such fiscal years. The Company adopted these provisions effective July 1, 2009, which did not have a material impact on its financial statements.
          In March 2008, the FASB issued new requirements which required enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for, and how they affect an entity’s financial position, financial performance, and cash flows, which are included in ASC 815 and are effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company adopted these provisions effective July 1, 2009, which did not have a material impact on its financial statements.
          In December 2008, the FASB issued new requirements which expanded the disclosure requirements about plan assets for pension plans, postretirement medical plans, and other funded postretirement plans, which are included in ASC 715. Specifically, the rules require disclosure of: i) how investment allocation decisions are made by management; ii) major categories of plan assets; iii) significant concentrations of credit risk within plan assets; iv) the level of the fair value hierarchy in which the fair value measurements of plan assets fall (i.e. level 1, level 2 or level 3); v) information about the inputs and valuation techniques used to measure the fair value of plan assets; and vi) a reconciliation of the beginning and ending balances of plan assets valued with significant unobservable inputs (i.e. level 3 assets). These new requirements are required to be adopted by the Company effective for its annual financial statements for fiscal 2010. The Company expects the adoption of these requirements will not have a material impact on its financial statements.

BERNARD CHAUS, INC. AND SUBSIDIARIES
     2. Inventories — net

	March 31,	June 30,	March 31,
	2010	2009	2009
		(in thousands)
	(unaudited)	(*)	(unaudited)
Raw materials	$543	$306	$339
Work-in-process	213	71	142
Finished goods	6,069	3,462	7,454

Total	$6,825	$3,839	$7,935

*	Derived from the audited financial statements at June 30, 2009.
          Inventories are stated at the lower of cost, using the first-in, first-out method, or market. Included in finished goods inventories is merchandise in transit of approximately $2.6 million at March 31, 2010, $1.5 million at June 30, 2009 and $2.2 million at March 31, 2009.
          3. Financing Agreements
          On March 29, 2010, the Company entered into the New Financing Agreement, with CIT, which amended and restated the Previous Factoring and Financing Agreement. In connection with entering into the New Financing Agreement, CIT waived the events of default under the Previous Factoring and Financing Agreement resulting from the Company’s failure to comply with the financial covenants as of December 31, 2009 set forth in that agreement.
          The New Financing Agreement eliminates the Company’s $30 million revolving line of credit and permits CIT to make loans and advances on a revolving basis at CIT’s “Sole Discretion,” which is defined as “the sole and absolute discretion exercised in good faith in accordance with customary business practices for similarly situated asset-based lenders in comparable asset-based lending transactions.” Borrowings are based on a borrowing base formula, as defined, and include a sublimit in the amount of $2 million for the issuance of letters of credit. The New Financing Agreement also eliminates most of the financial reporting and financial covenants that had been required under the previous financing agreement, as well as eliminating the early termination fee and the fee for any unused line of credit. The New Financing Agreement calls for an increase in the applicable margin interest rate on borrowing by one point (from 2.00% to 3.00%) above the JP Morgan Chase Bank Rate, however, the applicable margin shall revert to the original 2.00% interest rate in the event that the Company achieves two successive quarters of profitable business. The Company’s obligations under the New Financing Agreement continue to be secured by a first priority lien on substantially all of the Company’s assets, including the Company’s accounts receivable, inventory, intangibles, equipment, and trademarks, and a pledge of the Company’s interest in its subsidiaries. The New Financing Agreement expires on September 30, 2011.
          The borrowings under the New Financing Agreement accrue interest at a rate of 3% above prime. The interest rate as of March 31, 2010 was 6.25%. The Company has the option to terminate the New Financing Agreement with CIT. If the Company terminates the agreement with CIT due to non-performance by CIT of certain of its obligations for a specified period of time, the Company will not be liable for any termination fees. Otherwise in the event of an early termination by the Company it will be liable for minimum factoring fees.
          The Company had entered into the Previous Factoring and Financing Agreement on September 10, 2009. The Previous Factoring and Financing Agreement consolidated our financing and factoring arrangements into one agreement and replaced all prior financing and factoring agreements with CIT. The Previous Factoring and Financing Agreement provided the Company with a $30.0 million revolving line of credit including a sub-limit in the amount of $12.0 million for issuance of letters of credit. The Previous Factoring and Financing Agreement was amended on November 5, 2009 to clarify the treatment of cash as well as the unamortized portion of the exclusive supply premium received from China Ting Group Holdings Limited (“CTG”) described below in Note 4.

BERNARD CHAUS, INC. AND SUBSIDIARIES
     On March 31, 2010, the Company had $2.0 million of outstanding letters of credit, total availability of approximately $5.2 million, and $9.2 million of revolving credit borrowings under the New Financing Agreement. On March 31, 2009, the Company had $0.9 million of outstanding letters of credit and total availability of approximately $2.5 million, and $17.1 million revolving credit borrowings under the factoring and financing agreement then in effect.
Factoring Agreement
          As discussed above, on March 29, 2010, the Company entered the New Financing Agreement with CIT, which amended and restated the Previous Factoring and Financing Agreement. The New Financing Agreement provides for a non-recourse factoring arrangement which provides notification factoring on substantially all of the Company’s sales on terms substantially similar to those in effect under the Previous Factoring and Financing Agreement. The proceeds of this agreement are assigned to CIT as collateral for all indebtedness, liabilities and obligations due to CIT. A factoring commission based on various rates is charged on the gross face amount of all accounts with minimum fees as defined in the agreement. The prior factoring agreements operated under similar conditions.
          Prior to September 18, 2008, one of the Company’s subsidiaries, CS Acquisition, had a factoring agreement with CIT which provided for a factoring commission based on various sales levels.
     4. Deferred Income
          In July 2009, the Company entered into an exclusive supply agreement with China Ting Group Holdings Limited, (“CTG”). Under this agreement, CTG will act as the exclusive supplier of substantially all merchandise purchased by the Company in addition to providing sample making and production supervision services. In consideration for the Company appointing CTG as the sole supplier of its merchandise in Asia/China for a term of 10 years, CTG paid the Company an exclusive supply premium of $4.0 million. The Company recorded this premium as deferred income and as of March 31, 2010, $0.4 million of the premium is included in accrued expenses and approximately $3.3 million is considered long term. The Company will recognize the premium as income on a straight line basis over the 10 year term of the agreement. For the three and nine months ended March 31, 2010, the Company recognized approximately $0.1 million and $0.3 million, respectively, which was recorded as a reduction to cost of goods sold. For the nine months ended March 31, 2010 the company recorded a charge of $0.2 million reflecting net severance costs related to the closure of the Company’s Hong Kong office and the transfer of the majority of the staff to CTG.
     5. Pension Plan
          Components of Net Periodic Benefit Cost:

	For the Three Months Ended		For the Nine Months Ended
	March 31,	March 31,	March 31,	March 31,
	2010	2009	2010	2009
	(Unaudited)		(Unaudited)
	(In Thousands)		(In Thousands)
Service cost	$2	$4	$6	$12
Interest cost	28	28	84	84
Expected return on plan assets	(26)	(32)	(78)	(96)
Amortization of net loss	20	11	60	33

Net periodic benefit cost	$24	$11	$72	$33

          Employer Contributions:
     The Company does not anticipate a requirement to make contributions to fund its pension plan in fiscal 2010.

BERNARD CHAUS, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-looking Statements
     Certain statements contained herein are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that have been made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements are indicated by words or phrases such as “anticipate,” “estimate,” “project,” “expect,” “believe,” “may,” “could,” “would,” “plan,” “intend” and similar words or phrases. Such statements are based on current expectations and are subject to certain risks, uncertainties and assumptions, including, but not limited to, the overall level of consumer spending on apparel; the financial strength of the retail industry, generally and our customers in particular; changes in trends in the market segments in which we compete and our ability to gauge and respond to changing consumer demands and fashion trends; the level of demand for our products; our dependence on our major department store customers; the success of the Kenneth Cole license agreement; the highly competitive nature of the fashion industry; our ability to satisfy our cash flow needs, including the cash requirements under the Kenneth Cole license agreement; our ability to achieve our business plan and have adequate access to capital; our ability to operate within production and delivery constraints, including the risk of failure of manufacturers and our exclusive supplier to deliver products in a timely manner or to quality standards; our ability to meet the requirements of the Kenneth Cole license agreement; our ability to operate effectively in the new quota environment, including changes in sourcing patterns resulting from the elimination of quota on apparel products; our ability to attract and retain qualified personnel; and changes in economic or political conditions in the markets where we sell or source our products, including war and terrorist activities and their effects on shopping patterns, as well as other risks and uncertainties set forth in the Company’s publicly-filed documents, including this Quarterly Report on Form 10-Q. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected.
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
Results of Operations
The following table sets forth, for the periods indicated, certain items expressed as a percentage of net revenue.

	For the Three Months Ended		For the Nine Months Ended
	March 31,	March 31,	March 31,	March 31,
	2010	2009	2010	2009
Net Revenue	100.0%	100.0%	100.0%	100.0%
Gross Profit	29.0%	28.3%	26.5%	26.8%
Selling, general and administrative expenses	28.1%	27.9%	30.3%	29.8%
Interest expense	0.8%	0.7%	0.8%	0.8%
Net income (loss)	0.1%	(0.4)%	(4.7)%	(3.8)%
     Net revenues for the three months ended March 31, 2010 decreased by 16.0%, or $5.3 million, to $27.8 million from $33.1 million for the three months ended March 31, 2009. Units sold decreased by approximately 24.5% and the overall price per unit increased by approximately 11.1%. Our net revenues decreased due to decreases in revenues in our Chaus product lines of $6.9 million, private label product lines of $1.5 million, partially offset by an increase in revenues in our licensed product lines of $2.0 million and Cynthia Steffe product lines of $1.1 million. Substantially all of the decrease in revenues in our Chaus product lines was a result of a decrease in revenues in the discount and club channel primarily as a result of our decision to reduce levels of inventory with off-price retailers.
     Net revenues for the nine months ended March 31, 2010 decreased by 21.9%, or $20.4 million, to $72.6 million from $93.0 million for the nine months ended March 31, 2009. Units sold decreased by approximately 22.1% and the overall price per unit increased by approximately 0.1%. Our net revenues decreased due to decreases in revenues in our Chaus product lines of $18.9 million and private label product lines of $3.4 million, partially offset by an increase in

BERNARD CHAUS, INC. AND SUBSIDIARIES
revenues in our Cynthia Steffe product line of $1.1 million and in our licensed product lines of $0.8 million. Over 90% of the decrease in revenues in our Chaus product lines was a result of a decrease in the discount and club channel primarily as a result of our decision to reduce levels of inventory with off-price retailers.
     Gross profit for the three months ended March 31, 2010 decreased $1.3 million to $8.1 million as compared to $9.4 million for the three months ended March 31, 2009, primarily attributable to a decrease in revenues. Specifically, the decrease in gross profit was primarily due to decreases in gross profit in our Chaus product lines of $2.0 million, private label product lines of $0.4 million, partially offset by an increase in gross profit in our Cynthia Steffe product lines of $0.9 and licensed product lines of $0.2 million. The gross profit as a percentage of net revenue increased approximately 0.7% primarily due to an increase in gross profit percentage in our Cynthia Steffe product lines and private label, partially offset by decreases in gross profit percentage in our Chaus, and licensed product lines.
     Gross profit for the nine months ended March 31, 2010 decreased $5.8 million to $19.2 million as compared to $25.0 million for the nine months ended March 31, 2009, primarily attributable to a decrease in revenues. Specifically, the decrease in gross profit was primarily due to decreases in gross profit in our Chaus product lines of $5.2 million, private label product lines of $1.4 million, and licensed product lines of $0.5 million, partially offset by an increase in gross profit in our Cynthia Steffe product line of $1.3. Gross profit for the nine months ended March 31, 2010 was reduced by a one time charge of $0.2 million reflecting net severance costs related to the closure of the Company’s Hong Kong office and the transfer of the majority of the staff to CTG. (See Exclusive Supply Agreement above). The gross profit as a percentage of net revenue decreased approximately 0.3% due to a decrease in gross profit percentage in our Chaus, private label and licensed product lines, partially offset by an increase in gross profit percentage in our Cynthia Steffe product line.
     Selling, general and administrative (“SG&A”) expenses decreased by $1.4 million to $7.8 million for the three months ended March 31, 2010 from $9.2 million for the three months ended March 31, 2009. As a percentage of net revenue, SG&A expenses increased to 28.1% for the three months ended March 31, 2010 compared to 27.9% for the three months ended March 31, 2009. The decrease in SG&A expenses for the three months ended March 31, 2010 was primarily related to decreases in payroll and payroll related costs of $0.7 million, product development costs of $0.2 million, depreciation and amortization costs of $0.2 million, and rent and occupancy costs of $0.1 million. The decrease in payroll and payroll related costs were due to staff reductions during the third and fourth quarters of fiscal 2009 and second quarter of fiscal 2010. The increase in SG&A as a percentage of net revenue was primarily due to reduced leverage as a result of lower sales volume, partially offset by decreases in expense levels.
     SG&A expenses decreased by $5.7 million to $22.0 million for the nine months ended March 31, 2010 from $27.7 million for the nine months ended March 31, 2009. As a percentage of net revenue, SG&A expenses increased to 30.3% for the nine months ended March 31, 2010 compared to 29.8% for the nine months ended March 31, 2009. The decrease in SG&A expenses for the nine months ended March 31, 2010 was primarily related to decreases in payroll and payroll related costs of $3.1 million, product development costs of $1.4 million, and marketing and advertising costs of $0.5 million. The decrease in payroll and payroll related costs were due to staff reductions during the third and fourth quarters of fiscal 2009 and second quarter fiscal 2010. The decrease in product development costs was a result of cost reduction initiatives across all product lines. The increase in SG&A as a percentage of net revenue was primarily due to reduced leverage as a result of lower sales volume, partially offset by decreases in expense levels.
     Interest expense was lower for the three and nine months ended March 31, 2010 as compared to the three and nine months ended March 31, 2009, primarily due to lower bank borrowings.
     Our income tax provision for the three and nine months ended March 31, 2010 and March 31, 2009 includes provisions for state and local taxes and also includes a deferred provision for the temporary differences associated with the Company’s indefinite lived intangibles. During the fourth quarter of fiscal 2009 we determined that our goodwill was impaired and as a result our deferred tax provision for the temporary differences associated with our indefinite lived intangibles was reduced for the three and nine months ended March 31, 2010 compared the three and nine months ended March 31, 2009.
     We periodically review our historical and projected taxable income and consider available information and evidence to determine if it is more likely than not that a portion of the deferred tax assets will be realized. A valuation

BERNARD CHAUS, INC. AND SUBSIDIARIES
allowance is established to reduce the deferred tax assets to the amount that is more likely than not to be realized. As of March 31, 2010, June 30, 2009 and March 31, 2009, based upon our evaluation of taxable income and the current business environment, we recorded a full valuation allowance on our deferred tax assets including net operating losses (“NOL”). If we determine that a portion of the deferred tax assets will be realized in the future, that portion of the valuation allowance will be reduced and we will provide for an income tax benefit in our Statement of Operation at the effective tax rate. See discussion below under Critical Accounting Policies and Estimates regarding income taxes and the Company’s federal NOL carryforward.
Financial Position, Liquidity and Capital Resources
General
     Net cash used in operating activities was $6.2 million for the nine months ended March 31, 2010 as compared to net cash used in operating activities of $10.0 million for the nine months ended March 31, 2009. Net cash used in operating activities for the nine months ended March 31, 2010 resulted primarily from a net loss of $3.4 million, an increase in accounts receivable - factored of $8.5 million, an increase in accounts receivable of $1.6 million, and an increase in inventories of $3.0 million, which were partially offset by an increase in accounts payable of $9.9 million and accrued expenses and long term liabilities of $0.4 million. The net increase in accounts receivable – factored and accounts receivable of $10.1 million was due to the increase in sales as well as the timing of shipments for the three months ended March 31, 2010 as compared to the three months ended June 30, 2009. The increase in accounts payable was primarily the result of an increase in purchases from CTG on more favorable terms. Net cash used in operating activities for the nine months ended March 31, 2010 resulted primarily from a net loss $3.6 million, and an increase in due from factor $21.3 million, partially offset by a decrease in accounts receivable $13.3 million, an increase in accounts payable $0.7 million and an increase in accrued expenses and long term liabilities $0.6 million.
     Cash used in investing activities in the nine months ended March 31, 2010 was $464,000 compared to $22,000 in the previous year. For the nine months ended March 31, 2009 purchases of fixed assets of $214,000 were offset by proceeds from insurance recovery of $192,000. The purchases of fixed assets for the nine months ended March 31, 2010 consisted primarily of management information system upgrades. In fiscal 2010, the Company anticipates capital expenditures of approximately $500,000 primarily related to management information system upgrades and other capital items. The unexpended portion of capital expenditures for the remainder of fiscal 2010 is approximately $36,000.
     Net cash provided by financing activities of $6.6 million for the nine months ended March 31, 2010 was primarily the result of net proceeds from short-term bank borrowings of $2.6 million and proceeds from the CTG supply premium of $4.0 million. Net cash provided by financing activities of $10.1 million for the nine months ended March 31, 2009 was primarily the result of net proceeds from short-term bank borrowings of $10.5 million, offset by principal payments on the term loan of $0.4 million.
Financing Agreement
     On March 29, 2010, we entered into the Second Amended and Restated Factoring and Financing Agreement (the “New Financing Agreement”), with The CIT Group/Commercial Services, Inc. (“CIT”), which amended and restated the Amended and Restated Factoring and Financing Agreement with CIT dated as of September 10, 2009 (“the Previous Factoring and Financing Agreement”).
     The New Financing Agreement eliminates our $30 million revolving line of credit and permits CIT to make loans and advances on a revolving basis at CIT’s “Sole Discretion,” which is defined in the New Financing Agreement as “the sole and absolute discretion exercised in good faith in accordance with customary business practices for similarly situated asset-based lenders in comparable asset-based lending transactions.” Borrowings are based on a borrowing base formula, as defined, and include a sublimit in the amount of $2 million for the issuance of letters of credit. The New Financing Agreement also eliminates most of the financial reporting and financial covenants that had been required under the previous financing agreement, as well as eliminating the early termination fee and the fee for any unused line of credit. The New Financing Agreement calls for an increase in the applicable margin interest rate on borrowing by one point (from 2.00% to 3.00%) above the JP Morgan Chase Bank Rate, however, the applicable margin shall revert to the original

BERNARD CHAUS, INC. AND SUBSIDIARIES
2.00% interest rate in the event that we achieve two successive quarters of profitable business. Our obligations under the New Financing Agreement continue to be secured by a first priority lien on substantially all of our assets, including our accounts receivable, inventory, intangibles, equipment, and trademarks, and a pledge of our interest in our subsidiaries. The New Financing Agreement expires on September 30, 2011.
     The Previous Factoring and Financing Agreement contained various financial and operational covenants, including limitations on additional indebtedness, liens, dividends, stock repurchases and capital expenditures. More specifically, we were required to maintain minimum levels of defined tangible net worth, minimum EBITDA, and minimum leverage ratios. The Previous Factoring and Financing Agreement consolidated our financing and factoring arrangements into one agreement and replaced all prior financing and factoring agreements with CIT. On February 11, 2010, we received a Notice of Default/Reservation of Rights Letter from CIT in connection with such covenant defaults. In connection with entering into the New Financing Agreement, CIT waived the events of default under the Previous Factoring and Financing Agreement resulting from our failure to comply with the financial covenants set forth in the Previous Factoring and Financing Agreement.
     The borrowings under the New Financing Agreement accrue interest at a rate of 3% above prime. The interest rate as of March 31, 2010 was 6.25%. We have the option to terminate the agreement with CIT. If we terminate the agreement with CIT due to the non-performance by CIT of certain obligations for a specific period of time, we will not be liable for any termination fees. Otherwise, in the event of an early termination by us we will be liable for minimum factoring fees.
     On March 31, 2010, we had $2.0 million of outstanding letters of credit and total availability of $5.2 million and $9.2 million of revolving credit borrowings under the New Financing Agreement. On March 31, 2009, we had $0.9 million of outstanding letters of credit, total availability of approximately of $2.5 million, and $17.1 million of revolving credit borrowings under the factoring and financing agreement then in effect.
Factoring Agreement
     As discussed above, on March 29, 2010, we entered into the New Financing Agreement with CIT, which amended and restated our Previous Factoring and Financing Agreement. The New Financing Agreement provides for a non-recourse factoring arrangement which provides notification factoring on substantially all of the Company’s sales on terms substantially similar to those in effect under the Previous Factoring and Financing Agreement. The proceeds of this agreement are assigned to CIT as collateral for all indebtedness, liabilities and obligations due to CIT. A factoring commission based on various rates is charged on the gross face amount of all accounts with minimum fees as defined in the agreement.
     Prior to September 18, 2008, one of the Company’s subsidiaries, CS Acquisition, had a factoring agreement with CIT which provided for a factoring commission based on various sales levels.
Future Financing Requirements
     At March 31, 2010, we had working capital of $0.4 million as compared with working capital of $3.4 million at March 31, 2009. Our business plan requires the availability of sufficient cash flow and borrowing capacity to finance our product lines and to meet our cash needs. We expect to satisfy such requirements through cash on hand, cash flow from operations and borrowings from our lender. The New Financing Agreement with CIT allows CIT to make loans and advances on a revolving basis at their “Sole Discretion,” as defined. We believe that we will have enough availability under the New Financing Agreement to maintain adequate liquidity and meet our future business plan which anticipates growth in revenues and gross profit, improved gross margin percentages, and lower selling, general and administrative expenses as a percent of sales. Our ability to achieve our future business plan is critical to maintaining adequate liquidity. There can be no assurance that we will be successful in our efforts. If we are not successful in our efforts, we may not have sufficient cash flow from operations to meet our liquidity needs, and therefore, this will have a material adverse affect on our business, results of operations, liquidity and financial condition, and our ability to operate as a going concern. For additional information about the Company’s financing, see “Financing Agreement” above and Note 3.

BERNARD CHAUS, INC. AND SUBSIDIARIES
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
     Revenue Recognition – Sales are recognized upon shipment of products to customers since title and risk of loss passes upon shipment. Provisions for estimated uncollectible accounts, discounts and returns and allowances are provided when sales are recorded based upon historical experience and current trends. While such amounts have been within expectations and the provisions established, the Company cannot guarantee that it will continue to experience the same rates as in the past.
     Factoring Agreement and Accounts Receivable — We have a financing and factoring agreement with CIT whereby substantially all of our receivables are factored. The agreement is a non-recourse factoring agreement whereby CIT, based on credit approved orders, assumes the accounts receivable risk of our customers in the event of insolvency or non-payment. All other receivable risks for customer deductions that reduce the customer receivable balances are retained by us, including, but not limited to, allowable customer markdowns, operational chargebacks, disputes, discounts, and returns. These deductions totaling $2.3 million as of March 31, 2010, $3.4 million as of June 30, 2009 and $3.0 million as of March 31, 2009, have been recorded as a reduction of amounts in accounts receivable – factored. We receive payment on non-recourse factored receivables from CIT as of the earlier of: a) the date that CIT has been paid by our customers; b) the date of the customer’s longest maturity if the customer is in bankruptcy or insolvency proceedings; or c) the last day of the third month following the customer’s longest maturity date if the receivable remains unpaid. We assume the accounts receivable risk on sales factored to CIT but not approved by CIT as non-recourse factored receivables, which approximated $0.7 million at March 31, 2010, $0.4 million at June 30, 2009, and $0.5 million March 31, 2009. We also assume the risk on accounts receivable not factored to CIT which at March 31, 2010, June 30, 2009, and March 31, 2009 was approximately $1.9 million, $0.2 million and $0.1 million, respectively. Prior to October 2008, the Company extended credit to its customers based on an evaluation of the customer’s financial condition and credit history, except for customers of the Company’s wholly owned subsidiary, Cynthia Steffe Acquisition, LLC.
     Inventories – Inventories are stated at the lower of cost or market, cost being determined on the first-in, first-out method. The majority of our inventory purchases are shipped FOB shipping point from our suppliers. We take title and assume the risk of loss when the merchandise is received at the boat or airplane overseas. We record inventory at the point of such receipt at the boat or airplane overseas. Reserves for slow moving and aged merchandise are provided to adjust inventory costs based on historical experience and current product demand. Inventory reserves were approximately $0.4 million at March 31, 2010, $0.8 million at June 30, 2009, and $1.2 million at March 31, 2009. Inventory reserves are based upon the level of excess and aged inventory and estimated recoveries on the sale of the inventory. While markdowns have been within expectations and the provisions established, we cannot guarantee that we will continue to experience the same level of markdowns as in the past.
     Valuation of Long-Lived Assets, Trademarks and Goodwill – Periodically we review the carrying value of our long-lived assets for continued appropriateness. We evaluate goodwill and trademarks at least annually or whenever events and changes in circumstances suggest that the carrying value maybe impaired. During the fourth quarter of fiscal 2009, we performed impairment testing by determining the fair value of the entire Company based on the market capitalization at June 30, 2009. We then allocated the fair value among the various reporting units and determined that the goodwill balances for SL Danielle and Cynthia Steffe were impaired because the carrying value exceeded the allocated fair value. Accordingly, we recorded a goodwill impairment of $2.3 million for fiscal year end 2009. As of June 30, 2009 we no longer maintain any goodwill. Our review of trademarks and long-lived assets is based upon projections of anticipated future undiscounted cash flows including market participant assumptions, when available. While we believe that our estimates of future cash flows are reasonable, different assumptions regarding such cash flows could materially affect evaluations. To the extent these future projections or our strategies change, the conclusion regarding impairment

BERNARD CHAUS, INC. AND SUBSIDIARIES
may differ from the current estimates. For the three and nine months ended March 31, 2010 and 2009 no impairment of trademarks and long lived assets were recognized.
     Income Taxes– Results of operations have generated a federal tax NOL carryforward of approximately $93.2 million as of June 30, 2009. Approximately 70% of the Company’s net operating loss carryforward expires between 2010 and 2012. Generally accepted accounting principles require that we record a valuation allowance against the deferred tax asset associated with this NOL if it is “more likely than not” that we will not be able to utilize it to offset future taxable income. As of March 31, 2010, based upon our evaluation of our historical and projected results of operations, the current business environment and the magnitude of the NOL, we recorded a full valuation allowance on our deferred tax assets including NOL’s. The provision for income taxes primarily relates to provisions for state and local taxes and a deferred provision for temporary differences associated with indefinite lived intangibles. It is possible, however, that we could be profitable in the future at levels which cause us to conclude that it is more likely than not we will realize all or a portion of the NOL carryforward. Upon reaching such a conclusion, we would record the estimated net realizable value of the deferred tax asset at that time and would then provide for income taxes at a rate equal to our combined federal and state effective rates. Subsequent revisions to the estimated net realizable value of the deferred tax asset could cause our provision for income taxes to vary from period to period, although its cash tax payments would remain unaffected until the benefit of the NOL is utilized.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Interest Rate Risk– We are subject to market risk from exposure to changes in interest rates based primarily on our financing activities. The market risk inherent in the financial instruments represents the potential loss in earnings or cash flows arising from adverse changes in interest rates. These debt obligations with interest rates tied to the prime rate are described in “Financial Condition Liquidity and Capital Resources” above and Note 3 of the Notes to the Consolidated Financial Statements. We manage these exposures through regular operating and financing activities. We have not entered into any derivative financial instruments for hedging or other purposes. The following quantitative disclosures are based on the prevailing prime rate. These quantitative disclosures do not represent the maximum possible loss or any expected loss that may occur, since actual results may differ from these estimates.
     At March 31, 2010 and 2009, the carrying amounts of our revolving credit borrowings approximated fair value. As of March 31, 2010, our revolving credit borrowings bore interest at 6.25%. As of March 31, 2010, a hypothetical immediate 10% adverse change in prime interest rates relating to our revolving credit borrowings would have approximately a $0.1 million unfavorable impact on our earnings and cash flows over a one-year period.
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
     Each fiscal quarter the Company carries out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chairwoman and Chief Executive Officer, Chief Operating Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon the foregoing, the Company’s Chairwoman and Chief Executive Officer, Chief Operating Officer and Chief Financial Officer, concluded that, as of March 31, 2010, the Company’s disclosure controls and procedures were effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s Exchange Act reports.
     During the fiscal quarter ended March 31, 2010, there has been no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
     There have been no material changes with respect to the Company’s risk factors previously disclosed in our Annual Report on Form 10-K for the year ended June 30, 2009. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. (Removed and Reserved).
Item 5. Other Information.
None.
Item 6. Exhibits.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Operating Officer and Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Josephine Chaus, Chairwoman of the Board and Chief Executive Officer of Bernard Chaus, Inc.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by David Stiffman, Chief Operating Officer and Chief Financial Officer of Bernard Chaus, Inc.

BERNARD CHAUS, INC. AND SUBSIDIARIES
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BERNARD CHAUS, INC.
Date: May 07, 2010	By:	/s/ Josephine Chaus
JOSEPHINE CHAUS
Chairwoman of the Board and Chief Executive Officer

Date: May 07, 2010	By:	/s/ David Stiffman
DAVID STIFFMAN
Chief Operating Officer and Chief Financial Officer

BERNARD CHAUS, INC. AND SUBSIDIARIES

Exhibit Number	Exhibit Title
31.1	Certification of Chief Executive Officer pursuant to Rule13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Josephine Chaus, Chairwoman of the Board and Chief Executive Officer of Bernard Chaus, Inc.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by David Stiffman, Chief Operating Officer and Chief Financial Officer of Bernard Chaus, Inc.