Form 10-K
period 2010-07-03
CHAUS BERNARD INC
filed 2010-10-29
CIK 793983

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10 K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 3, 2010
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 1-9169

BERNARD CHAUS, INC.
(Exact name of registrant as specified in its charter)

New York (State or other jurisdiction of incorporation or organization)	13 2807386 (I.R.S. Employer Identification No.)
530 Seventh Avenue, New York, New York (Address of principal executive offices)	10018 (Zip Code)

Registrant’s telephone number, including area code
(212) 354 1280
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, $0.01 par value	None; securities quoted on the Over the Counter Bulletin Board

Securities registered pursuant to Section 12(g) of the Act:   None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐    No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10 K or any amendment to this Form 10 K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).  Yes ☐    No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on December 31, 2009 was $5,406,779.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Date	Class	Shares Outstanding

October 15, 2010	Common Stock, $0.01 par value	37,481,373

Documents Incorporated by Reference	Location in Form 10-K in which incorporated

Portions of registrant’s Proxy Statement for the Annual	Part III
Meeting of Stockholders to be held on December 7, 2010.

PART I

Item 1.	Business.

General

Bernard Chaus, Inc. designs, arranges for the manufacture of and markets an extensive range of women’s career and casual sportswear principally under the JOSEPHINE CHAUS®, JOSEPHINE®, JOSEPHINE STUDIO®, CHAUS®, CHAUS SPORT®, CYNTHIA STEFFE®, SEAMLINE CYNTHIA STEFFE® and CYNTHIA CYNTHIA STEFFE® trademarks and under private label brand names. Our products are sold nationwide through department store chains, specialty retailers, discount stores, wholesale clubs and other retail outlets. Our CHAUS product lines sold through the department store channels are in the opening price points of the “better” category. Our CYNTHIA STEFFE product lines are upscale contemporary women’s apparel lines sold through department stores and specialty stores. Our private label product lines are designed and sold to various customers. We also have a license agreement with Kenneth Cole Productions, Inc. to manufacture and sell women’s sportswear under various labels and have agreed to an early termination of this agreement effective as of June 1, 2011. Unless the context otherwise requires, the terms “Company”, “we”, “us” and “our” refer to Bernard Chaus, Inc. As used herein, fiscal 2010 refers to the fiscal year ended July 3, 2010, fiscal 2009 refers to the fiscal year ended June 30, 2009, and fiscal 2008 refers to the fiscal year ended June 30, 2008.

Bernard Chaus, Inc. is a New York corporation incorporated on April 11, 1975 with its principal headquarters located on Seventh Avenue in New York City, New York.

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

Kenneth Cole — a better sportswear line focused on a contemporary customer. On June 13, 2005, we entered into a license agreement (the “KCP License Agreement”) with Kenneth Cole Productions (LIC), Inc. (“KCP” or the “Licensor”), which was subsequently amended in September and December 2007. The KCP License Agreement as amended grants us an exclusive license to design, manufacture, sell and distribute women’s sportswear under the Licensor’s trademark KENNETH COLE REACTION and KENNETH COLE NEW YORK (cream label) in the United States in the women’s better sportswear and better petite sportswear department of approved department stores and approved specialty retailers and UNLISTED and UNLISTED, A KENNETH COLE PRODUCTION brands (the “Unlisted Brands”). We began initial shipments of the KENNETH COLE REACTION line in December

2005 and have transitioned from the KENNETH COLE REACTION label to the KENNETH COLE NEW YORK (cream label) for department stores and specialty stores in the first quarter of fiscal 2009.

On October 19, 2010, we entered into an agreement with KCP (the “KCP Termination Agreement”) pursuant to which the KCP License Agreement will terminate on June 1, 2011 rather than the original termination date of June 30, 2012. Under the KCP Termination Agreement, we are relieved of certain restrictions on engaging in transactions and activities in the apparel industry as well as the obligation to pay certain promotional, marketing and advertising fees required under the KCP License Agreement. KCP has agreed to assume certain of our liabilities associated with our performance under the KCP License Agreement as well to pay us a termination fee upon termination of the agreement in June 2011.

Private Label — private label apparel manufactured according to customers’ specifications.

During fiscal 2010, the suggested retail prices of the majority of our Chaus products sold in the department store channels ranged in price between $29.00 and $99.00. Jackets ranged in price between $79.00 and $99.00, skirts and pants ranged in price between $49.00 and $69.00, and knit tops, blouses and sweaters ranged in price between $29.00 and $79.00.

During fiscal 2010, the suggested retail prices of the majority of our Cynthia Steffe products ranged in price between $75.00 and $595.00. Jackets ranged in price between $295.00 and $595.00, skirts and pants ranged in price between $95.00 and $195.00, blouses and sweaters ranged in price between $95.00 and $195.00 and dresses ranged in price between $225.00 and $595.00.

During fiscal 2010, the suggested retail prices of the majority of our Kenneth Cole New York products ranged in price between $39.00 and $129.00. Jackets ranged in price between $99.00 and $299.00, skirts and pants ranged in price between $69.00 and $89.00, knit tops, blouses, and sweaters ranged in price between $39.00 and $99.00, and dresses ranged in price between $99.00 and $139.00.

The following table sets forth a breakdown by percentage of our net revenue by class for fiscal 2008 through fiscal 2010:

	Fiscal Year Ended
	2010	2009	2008

Josephine Chaus and Chaus	23%	38%	38%
Private Labels	14	14	15
Licensed Products	52	42	36
Cynthia Steffe and Cynthia Cynthia Steffe	11	6	11

Total	100%	100%	100%

Business Segments

We operate in one segment, women’s career and casual sportswear. In addition, less than 2% of total revenue is derived from customers outside the United States. Substantially all of our long-lived assets are located in the United States. Financial information about this segment can be found in our consolidated financial statements, which are included herein, commencing on page F-1.

Customers

Our products are sold nationwide in an estimated 4,500 points of distribution operated by approximately 400 department store chains, specialty retailers and other retail outlets. We do not have any long-term commitments or contracts with any of our customers.

During fiscal 2010, approximately 38% of our net revenue was from three corporate entities – TJX Companies (14%), Dillard’s Department Stores (13%) and Nordstrom (11%). During fiscal 2009, approximately 50% of our net revenue was from three corporate entities – Sam’s Club (20%), TJX Companies (18%) and Dillard’s Department Stores (12%). During fiscal 2008, approximately 53% of our net revenue was from three corporate entities – Sam’s Club (22%), Dillard’s Department Stores (17%) and TJX Companies (14%). As a result of our dependence on our major customers, such customers may have the ability to influence our business decisions. The loss of or significant decrease in business from any of our customers could have a material adverse effect on our financial position and results of operations. In addition, our ability to achieve growth in revenues is dependent, in part, on our ability to identify new distribution channels.

Sales and Marketing

Our selling operation is highly centralized. Sales to our store customers are made primarily by our full time sales executives located in our New York City showrooms. Our Cynthia Steffe subsidiary also utilizes independent sales representatives and distributors to market our products to specialty stores throughout the United States and internationally.

Products are marketed to department and specialty store customers during “market weeks,” generally four to five months in advance of each of our selling seasons. We assist our customers in allocating their purchasing budgets among the items in the various product lines to enable consumers to view the full range of our offerings in each collection. During the course of the retail selling seasons, we monitor our product sell through at retail in order to directly assess consumer response to our products.

We emphasize the development of long term customer relationships by consulting with our customers concerning the style and coordination of clothing purchased by the store, optimal delivery schedules, floor presentation, pricing and other merchandising considerations. Frequent communications between senior management and other sales personnel and their counterparts at various levels in the buying organizations of our customers is an essential element of our marketing and sales efforts. These contacts allow us to closely monitor retail sales volume to maximize sales at acceptable profit margins for both us and our customers. Our marketing efforts attempt to build upon the success of prior selling seasons to encourage existing customers to devote greater selling space to our product lines and to penetrate additional individual stores within existing customers. We discuss with our largest customers retail trends and their plans regarding anticipated levels of total purchases from us for future seasons. These discussions are intended to assist us in planning the production and timely delivery of our products.

Design

Our products and certain of the fabrics from which they are made are designed by an in house staff based in our New York office. We believe that our design staff is well regarded for their distinctive styling capabilities and to contemporize fashion classics. Where appropriate, emphasis is placed on the coordination of outfits and quality of fabrics to encourage the purchase of more than one garment.

Manufacturing and Distribution

We do not own any manufacturing or distribution facilities; all of our products are manufactured in accordance with our design specifications and production schedules through arrangements with independent manufacturers and we utilize third party distribution centers in New Jersey and California for shipping of our finished goods.

We believe that outsourcing our manufacturing maximizes our flexibility while avoiding significant capital expenditures, work in process buildup and the costs of a large workforce. For the year ended July 3, 2010, approximately 95% of our product was manufactured in China and elsewhere in the Far East and approximately 5% of our product was manufactured in the United States. During fiscal 2010, we purchased approximately 89% of our finished goods from our ten largest manufacturers, including approximately 53% of our purchases from our largest manufacturer. See “— Manufacturing and Distribution — Exclusive Supply Agreement” for more information. As of July 3, 2010 except as discussed below for our exclusive supply agreement, no contractual obligations exist between us and our manufacturers except on an order by order basis.

Our technical production support staff coordinates the production of patterns and the production of samples from the patterns by our production staff and by the production staff of our overseas manufacturers. The production staff also coordinates the marking and the grading of the patterns in anticipation of production by overseas manufacturers. The overseas manufacturers produce finished garments in accordance with the production samples and obtain necessary quota allocations and other requisite customs clearances.

We select a broad range of fabrics in the production of our clothing, consisting of synthetic fibers (including polyester and acrylic), natural fibers (including cotton and wool) and blends of natural and synthetic fibers which are purchased by our manufacturers. During fiscal 2010, most of the fabrics used in our products manufactured in the Far East were produced by a limited number of suppliers located in the Far East. To date, we have not experienced any significant difficulty in obtaining fabrics or other raw materials and consider our sources of supply to be adequate.

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

Exclusive Supply Agreement

In July 2009 we entered into an exclusive supply agreement with China Ting Group Holdings Limited (“CTG”). This agreement expands the long standing relationship we have had with CTG. CTG is a vertically integrated garment manufacturer, exporter and retailer with headquarters in Hong Kong and principal garment manufacturing facilities in Hangzhou, China. CTG became the exclusive supplier of substantially all merchandise purchased by us in Asia beginning with our Spring 2010 line (product that we began shipping in January 2010 to our customers) in addition to providing sample making and production supervision services. CTG is responsible for manufacturing product according to our specifications. As part of this agreement, CTG assumed the responsibilities previously managed by our Hong Kong office and majority of the staff that worked at our Hong Kong office transferred to CTG and continued to manage these functions under CTG’s supervision.

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

The United States and the countries in which our products are manufactured may, from time-to-time, impose new quotas, duties, tariffs or other restrictions, or adversely adjust presently prevailing quotas, duty or tariff levels, with the result that our operations and our ability to continue to import products at current or increased levels could be adversely affected. We cannot predict the likelihood or frequency of any such events occurring. We monitor duty, tariff and quota related developments, and continually seek to minimize our potential exposure to quota related risks through, among other measures, geographical diversification of our manufacturing sources, allocation of production of merchandise categories where more quota is available and shifts of production among countries and manufacturers. The expansion in the past few years of our varied manufacturing sources and the variety of countries in which we have potential manufacturing arrangements, although not the result of specific import restrictions, have had the result of reducing the potential adverse effect of any increase in such restrictions. In addition, substantially all of our products are subject to United States customs duties. Due to the large portion of our products which are produced abroad, any substantial disruption of our foreign suppliers could have a material adverse effect on our operations and financial condition.

Backlog

As of September 21, 2010 and 2009, our order book reflected unfilled customer orders for approximately $34.3 million and $30.0 million of merchandise, respectively. Order book data at any date are materially affected by the timing of the initial showing of collections to the trade, as well as by the timing of recording of orders and of shipments. The order book represents customer orders prior to discounts. Accordingly, a comparison of unfilled orders from period to period is not necessarily meaningful and may not be indicative of eventual actual shipments.

Trademarks

CHAUS, CHAUS & CO., CHAUS SPORT, JOSEPHINE, JOSEPHINE CHAUS, JOSEPHINE STUDIO, CYNTHIA STEFFE, SEAMLINE CYNTHIA STEFFE, CYNTHIA CYNTHIA STEFFE and FRANCES & RITA are registered trademarks of the Company for wearing apparel. We consider our trademarks to be strong and highly recognized and to have significant value in the marketing of our products. We also registered and made filings for many of our trademarks for use in other categories including accessories, fragrances, cosmetics and related retail selling services in certain foreign countries, including countries in Asia and the European Union.

We have an exclusive license with Kenneth Cole Productions (LIC), Inc. to design, manufacture and distribute wholesale women’s sportswear bearing the marks KENNETH COLE REACTION and KENNETH COLE NEW YORK (cream label) for sale in women’s better sportswear and better petite sportswear of approved department stores and approved specialty retailers, UNLISTED and UNLISTED, A KENNETH COLE PRODUCTION brands. We have agreed to an early termination of the KCP License Agreement effective as of June 1, 2011. See “— Products — Kenneth Cole” for more information about the termination of this agreement.

Competition

The women’s apparel industry is highly competitive, both within the United States and abroad. We compete with many apparel companies, some of which are larger and have better established brand names and greater resources. A greater number of competitors have been making branded products available to various channels of distribution increasing our competition. In some cases we also compete with private label brands of our department store customers.

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

Furthermore, our traditional department store customers, which account for a substantial portion of our business, encounter intense competition from off price and discount retailers, mass merchandisers and specialty stores. We believe that our ability to increase our present levels of sales will depend on such customers’ ability to maintain their competitive position and our ability to increase market share of sales to department stores and other retailers.

Employees

At July 3, 2010, we employed 90 employees as compared with 124 employees at June 30, 2009. This total includes 26 in managerial and administrative positions, approximately 46 in design, production and production administration, 18 in marketing, merchandising and sales. We are party to an agreement with Workers United covering 4 full–time employees. This agreement expired on September 1, 2010 and we are in discussions regarding renewal terms.

We consider relations with our employees to be satisfactory and have not experienced any business interruptions as a result of labor disagreements with our employees.

Executive Officers

The executive officers of the Company are:

NAME	AGE	POSITION

Josephine Chaus	59	Chairwoman of the Board and Chief Executive Officer
David Stiffman	54	Chief Operating and Chief Financial Officer

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

David Stiffman joined the Company as Chief Operating Officer in December 2007. He assumed the additional role of Chief Financial Officer in December 2009. He has over 25 years of industry experience. Most recently, from June 1997 until November 2007, he was employed by Liz Claiborne, Inc. as a Vice President in a variety of financial, strategy and business development and operating roles.

Forward Looking Statements

Certain statements contained herein are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that have been made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements are indicated by words or phrases such as “anticipate,” “estimate,” “project,” “expect,” “believe,” “may,” “could,” “would,” “plan”, “intend” and similar words or phrases. Such statements are based on current expectations and are subject to certain risks, uncertainties and assumptions, including, but not limited to, the overall level of consumer spending on apparel, the financial strength of the retail industry, generally and our customers in particular; changes in trends in the market segments in which we compete and our ability to gauge and respond to changing consumer demands and fashion trends; the level of demand for our products; our dependence on our major department store customers; the continued success of the KCP License Agreement through the termination date of June 1, 2011; the ability to replace the revenues derived from the KCP License Agreement after its termination; the ability to enter into new licensing agreements and to derive revenue therefrom; the highly competitive nature of the fashion industry; our ability to satisfy our cash flow needs, including the cash requirements under the KCP License Agreement and any new license agreement we may enter into; our ability to operate within production and delivery constraints, including the risk of failure of manufacturers and our exclusive supplier to deliver products in a timely manner or to quality standards; our ability to operate effectively in the new quota environment, including changes in sourcing patterns resulting from the elimination of quota on apparel products; our ability to attract and retain qualified personnel; and changes in economic or political conditions in the markets where we sell or source our products, including war and terrorist activities and their effects on shopping patterns, as well as other risks and uncertainties set forth in the Company’s publicly-filed documents, including this Annual Report on Form 10-K. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 1A.	Risk Factors.

We rely on the KCP License Agreement for a majority of our total revenue. We have agreed to an early termination of this agreement effective June 1, 2011. If we are unable to replace the revenue from this license agreement in a timely manner or incur significantly higher costs to do so, the termination could have a material adverse effect on our business.

During fiscal 2010, approximately 50% of our revenue was generated from the KCP License Agreement. We have agreed to an early termination of this agreement effective June 1, 2011. While we are currently in advanced negotiations with a third party to enter into a new licensing agreement, there can be no guarantee that we will enter into this agreement nor that we will be able to derive revenue from this agreement sufficient to offset the loss in revenue resulting from the termination of the KCP License Agreement. If we are unable to replace the revenue from the KCP License Agreement in a timely manner, or do so by incurring significantly higher costs than those associated with the KCP License Agreement, the termination will have a material adverse effect on our business, liquidity and financial condition.

CTG supplies us with the majority of our products on favorable payment terms. In the event CTG terminates its agreement with us or requires a change in the payment terms, it could have a material adverse effect on our business.

In July 2009, we entered into an exclusive supply agreement with CTG. In fiscal 2010, purchases from CTG account for 53% of our product purchases and we expect this percentage to increase in fiscal 2011 and beyond. Should CTG terminate this agreement with us or require a change in the payment terms, we may be unable to locate alternative suppliers in a timely manner or obtain similarly favorable payment terms. As a result, any termination of this agreement or change in the favorable payment terms could have a material adverse effect on our business.

We rely on our lender CIT to borrow money in order to fund our operations.  CIT Group/Commercial Services, Inc. (“CIT”), a subsidiary of CIT Group, Inc., is the sole source of our financing and we rely on them to borrow money to fund our operations as well as to provide credit and collection services to our business. Our borrowings from CIT are based on the sufficiency of our assets and are at the discretion of CIT. If we do not maintain sufficient assets, CIT can choose to cease funding our business. While we believe we could obtain alternative financing, we may not have sufficient cash flow from operations to meet our liquidity needs. Therefore, any decision by CIT to cease funding our business could have a material adverse effect on our business, liquidity and financial condition.

We rely on a few significant customers and the decrease in business from one or more of these significant customers could have a material adverse impact on our business.  During fiscal 2010, approximately 38% of our net revenue was from three corporate entities – TJX Companies (14%), Dillard’s Department Stores (13%) and Nordstrom (11%). We have no long- term agreements with our customers and a decision by any of these key customers to reduce the amount of purchases from us whether motivated by strategic and operational initiatives or financial difficulties could have a material adverse impact on our business, financial condition and results of operations. Continued vertical integration by retailers and the development of their own labels could also result in a decrease in business which could have a material adverse impact on us.

We must remain competitive by our ability to adequately anticipate market trends, respond to changing fashion trends and consumers, buying patterns.  Fashion trends can change rapidly, and our business is sensitive to such changes. We must effectively anticipate, gauge and respond to changing consumer demand and taste relatively far in advance of delivery to the consumer. There can be no assurance that we will accurately anticipate shifts in fashion trends to appeal to changing consumer tastes in a timely manner. Consumer and customer acceptance and support, which depend primarily upon styling, pricing, and quality, are important to remain competitive. If we are unsuccessful in responding to changes in fashion trends, our business, financial condition and results of operations will be materially adversely affected.

We use foreign suppliers for the manufacturing of our products.  We do not own any manufacturing facilities and CTG is our exclusive supplier of substantially all product we purchase in Asia. CTG is responsible for the manufacturing of our products in accordance with our design specifications and production schedules. In Fiscal 2010, over 95% of our products were manufactured in Asia. The inability of a manufacturer or CTG to ship orders in a timely manner in accordance with our specifications could have a material adverse impact on us. Our customers could refuse to accept deliveries, cancel orders, request significant reduction in purchase price or vendors allowances. We believe that CTG has the resources to manufacture our products in accordance with our specification and delivery schedules. In the event CTG is unable to meet our requirements and/or our agreement was to terminate, we believe that we would have the ability to develop, over a reasonable period of time, adequate alternate manufacturing sources. However, there can be no assurance that we would find alternate manufacturers of finished goods on satisfactory terms to permit us to meet our commitments to our customers on a timely basis. In such event, our operations could be materially disrupted, especially over the short term.

We are exposed to additional risks associated with using foreign manufacturers, including:

•	Political and labor instability and terrorism, war and military conflict in countries in which our goods are manufactured;

•	Changes in quotas, duty rates or other politically imposed restrictions by China and other foreign countries or the United States;

•	Delays in the delivery of cargo due to security considerations or other shipping disruptions; and

•	A decrease in availability, or increase in the cost of, raw materials.

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

Risks associated with the ownership of Common Stock.  As of July 3, 2010, our Chairwoman and Chief Executive Officer and her children owned approximately 50.2% of the outstanding shares of our common stock, par value $0.01 per share (“Common Stock”). Accordingly, they have the ability to exert significant influence over our management and policies, such as the election of our directors, the appointment of new management and the approval of any other action requiring the approval of our stockholders, including any amendments to our certificate of incorporation, a sale of all or substantially all of our assets or a merger.

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

Our principal executive office is located at 530 Seventh Avenue in New York City where we lease approximately 33,000 square feet. This facility houses our Chaus and Kenneth Cole showrooms and our sales, design, production, merchandising, administrative, finance personnel and computer operations. This lease expires in May 2019.

Our Cynthia Steffe subsidiary is located at 550 Seventh Avenue in New York City where we lease approximately 12,000 square feet. This lease expires in October 2013.

In December 2009, in connection with the closing of this office location, we terminated a sublease for approximately 14,000 square feet located at 65 Enterprise Ave South, Secaucus, New Jersey which had housed our administrative and finance personnel and our computer operations.

In December 2009, in connection with the closing of this office location, we terminated a lease for approximately 8,500 square feet in Hong Kong.

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

Our Common Stock is currently traded in the over the counter market and quotations are available on the Over the Counter Bulletin Board (“OTC BB”) under the symbol “CHBD.”

The following table sets forth for each of the Company’s fiscal periods indicated the high and low bid prices for the Common Stock as reported on the OTC BB. These prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

		High	Low

Fiscal 2009
	First Quarter	$0.35	$0.26
	Second Quarter	0.29	0.05
	Third Quarter	0.11	0.07
	Fourth Quarter	0.15	0.11
Fiscal 2010
	First Quarter	$0.20	$0.12
	Second Quarter	0.29	0.19
	Third Quarter	0.29	0.10
	Fourth Quarter	0.15	0.01

As of October 8, 2010, we had approximately 395 stockholders of record.

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

The graph below matches the cumulative 5-year total return of holders of our Common Stock with the cumulative total returns of the S&P 500 index and the S&P Apparel, Accessories & Luxury Goods index. The graph assumes that the value of the investment in the company’s common stock and in each of the indexes (including reinvestment of dividends) was $100 on June 30, 2005 and tracks it through June 30, 2010.

	6/05	6/06	6/07	6/08	6/09	6/10

Bernard Chaus, Inc.	100.00	86.79	76.42	28.30	13.68	15.85
S&P 500	100.00	108.63	131.00	113.81	83.98	96.09
S&P Apparel, Accessories & Luxury Goods	100.00	98.34	135.51	84.51	68.53	93.19

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Item 6.	Selected Financial Data.

The following financial information is qualified by reference to, and should be read in conjunction with, our consolidated financial statements and the notes thereto, which are included herein, as well as “Management’s Discussion and Analysis of Financial Condition” contained herein.

Statement of Operations Data:

	Fiscal Year Ended
	2010	2009	2008	2007	2006
	(In thousands, except per share amounts)

Net revenue	$100,153	$112,096	$118,028	$146,772	$136,827
Cost of goods sold	75,730	83,415	85,893	104,076	99,697

Gross profit	24,423	28,681	32,135	42,696	37,130
Selling, general and administrative expenses	29,597	35,360	38,798	41,023	40,867
Goodwill impairment	—	2,257	—	—	—
Interest expense, net	811	951	921	1,076	914

Income (loss) before income tax provision (benefit)	(5,985)	(9,887)	(7,584)	597	(4,651)
Income tax provision (benefit)	48	(310)	94	75	223

Net income (loss)	$(6,033)	$(9,577)	$(7,678)	$522	$(4,874)

Basic earnings (loss)per share(1)	$(0.16)	$(0.26)	$(0.21)	$0.01	$(0.13)

Diluted earnings (loss)per share(2)	$(0.16)	$(0.26)	$(0.21)	$0.01	$(0.13)

Weighted average number of common shares outstanding – basic	37,481	37,481	37,429	37,479	37,017

Weighted average number of common and common equivalent shares outstanding – diluted	37,481	37,481	37,429	37,930	37,017

Balance Sheet Data

	As of Fiscal Year Ended,
	2010	2009	2008	2007	2006

Working capital (deficiency)	$(2,300)	$15	$5,876	$14,664	$15,932
Total assets	32,489	17,051	27,750	37,491	39,914
Short-term debt, including current portion of long-term debt	11,175	6,606	7,023	1,700	4,079
Long-term debt	—	—	—	2,225	3,925
Stockholders’ equity (deficiency)	(5,532)	588	10,450	18,252	17,823

(1)	Computed by dividing the applicable net income (loss) by the weighted average number of shares of Common Stock outstanding during the year.

(2)	Computed by dividing the applicable net income (loss) by the weighted average number of shares of Common Stock outstanding and Common Stock equivalents outstanding during the year.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The Company designs, arranges for the manufacture of and markets an extensive range of women’s career and casual sportswear principally under the JOSEPHINE CHAUS® JOSEPHINE®, JOSEPHINE STUDIO®, CHAUS®, CHAUS SPORT®, CYNTHIA STEFFE®, SEAMLINE CYNTHIA STEFFE® and CYNTHIA CYNTHIA STEFFE® trademarks and under private label brand names. Our products are sold nationwide through department store chains, specialty retailers, off price retailers, wholesale clubs and other retail outlets.

We have a license agreement with Kenneth Cole Productions, Inc. to manufacture and sell women’s sportswear under various labels. These products offer high-quality fabrications and styling at “better” price points. On October 19, 2010, we entered into the KCP Termination Agreement pursuant to which the KCP License Agreement will terminate on June 1, 2011 rather than the original termination date of June 30, 2012. Under the KCP Termination Agreement, we are relieved of certain restrictions on engaging in transactions and activities in the apparel industry as well as the obligation to pay certain promotional, marketing and advertising fees required under the KCP License Agreement. KCP has agreed to assume certain of our liabilities associated with our performance under the KCP License Agreement as well to pay us a termination fee upon termination of the agreement in June 2011.

Exclusive Supply Agreement

In July 2009 we entered into an exclusive supply agreement pursuant to which CTG serves as the exclusive supplier of substantially all merchandise purchased by us in Asia in addition to providing sample making and production supervision services. See “Business — Manufacturing and Distribution — Exclusive Supply Agreement” for more information about this agreement.

Results of Operations

The following table sets forth, for the years indicated, certain items expressed as a percentage of net revenue.

	Fiscal Year Ended
	2010	2009	2008

Net revenue	100.0%	100.0%	100.0%
Gross profit	24.4%	25.6%	27.2%
Selling, general and administrative expenses	29.6%	31.5%	32.9%
Goodwill impairment	—	2.0%	—
Interest expense	0.8%	0.8%	0.8%
Net loss	(6.0)%	(8.5)%	(6.5)%

Fiscal 2010 Compared to Fiscal 2009

Net revenues for fiscal 2010 decreased 10.6% or $11.9 million to $100.2 million as compared to $112.1 million for fiscal 2009. Units sold decreased by 8.7% and the overall price per unit decreased by approximately 2.2%. Our net revenues decreased primarily due to a decrease in revenues in our Chaus product lines of $19.3 million and private label product lines of $2.0 million, offset by an increase in revenues in our licensed product lines of $5.5 million and Cynthia Steffe product lines of $3.9 million. The decrease in business in our Chaus product lines was primarily attributable to a decrease in our club and discount channels of distribution as a result of our decision to reduce levels of inventory with off-price retailers. The increase in licensed product lines was substantially due to increased penetration of various Kenneth Cole labels into existing department store customers. The increase in our Cynthia Steffe product lines was due to increases in all channels of distribution.

Gross profit for fiscal 2010 decreased $4.3 million to $24.4 million as compared to $28.7 million for fiscal 2009 primarily attributable to a decrease in revenues. Specifically, the decrease in gross profit was primarily due to decreases in gross profit in our Chaus product lines of $5.5 million and private label product lines of $1.0 million, offset by increases in gross profit Cynthia Steffe product lines of $2.2 million. Gross profit for fiscal 2010 was reduced by a one time charge of $0.2 million reflecting net severance costs related to the closure of the Company’s Hong Kong office and the transfer of the majority of the staff to CTG. See “Business — Manufacturing and Distribution — Exclusive Supply Agreement” for more information. As a percentage of sales, gross profit decreased to 24.4% for fiscal 2010 from 25.6% for fiscal 2009. The decrease in gross profit percentage was associated with the decrease in gross profit percentage in our Chaus and private label product lines due to the change in the mix of sales within product lines as well as lower wholesale prices in Chaus. These factors were partially offset by the increase in gross profit percentage in our licensed and our Cynthia Steffe product lines due to the change in the mix of sales and higher wholesale prices per unit.

Selling, general and administrative (“SG&A”) expenses decreased by $5.8 million to $29.6 million for fiscal 2010 as compared to $35.4 million in fiscal 2009. As a percentage of net revenue, SG&A expenses decreased to 29.6% in fiscal 2010 as compared to 31.5% in fiscal 2009. The decrease in SG&A expenses was primarily due to a decrease in payroll and payroll related costs of $3.3 million, product development costs of $1.3 million, depreciation and amortization cost of $0.6 million, marketing and advertising cost of $0.4 million and rent and occupancy cost of $0.4 million. The decrease in payroll and payroll related costs were due to staff reductions during the third and fourth quarters of fiscal 2009 and the second quarter of fiscal 2010. The decrease in product development costs was a result of cost reduction initiatives across all product lines. The decrease in SG&A expense as a percentage of net revenue was due to the expense reductions mentioned above partially offset by lower sales volume.

There was no goodwill impairment charges incurred in fiscal 2010 compared to a goodwill impairment charge of $2.3 million incurred in 2009 as a result of impairment of the goodwill balances of S.L. Danielle, Inc. (“SL Danielle”) and certain assets of the Cynthia Steffe division of LF Brands Marketing, Inc (“Cynthia Steffe”).

Interest expense decreased by $0.1 million in fiscal 2010 compared to fiscal 2009 primarily due to lower bank borrowings throughout the year partially offset by increased interest rates in connection with the New Financing Agreement entered into in March 2010.

Our income tax provision for fiscal 2010 includes provisions for state and local taxes of $21,000 and a deferred provision of $27,000 for the temporary difference associated with the Company’s trademarks.

We periodically review our historical and projected taxable income and consider available information and evidence to determine if it is more likely than not that a portion of the deferred tax assets will be realized. A valuation allowance is established to reduce the deferred tax assets to the amount that is more likely than not to be realized. As of July 3, 2010 and June 30, 2009, based upon its evaluation of taxable income and the current business environment, we recorded a full valuation allowance on our deferred tax assets including net operating losses (“NOL”). In fiscal 2010, the valuation allowance was decreased by $8.2 million to $33.6 million at July 3, 2010 from $41.8 million at June 30, 2009 primarily due to the partial expiration of NOL carryforwards, offset by our current year’s net operating loss, and other changes in deferred tax assets. If we determine that a portion of the deferred tax assets will be realized in the future, that portion of the valuation allowance will be reduced and we will provide for an income tax benefit in our Statement of Operations at our estimated effective tax rate. See “— Critical Accounting Policies and Estimates” for more information on our accounting treatment of income taxes and our federal NOL carryforwards.

Fiscal 2009 Compared to Fiscal 2008

Net revenues for fiscal 2009 decreased 5.0% or $5.9 million to $112.1 million as compared to $118.0 million for fiscal 2008. Units sold decreased by 9.9% and the overall price per unit increased by approximately 5.2%. Our net revenues decreased primarily due to a decrease in revenues in our Chaus product lines of $1.9 million, private label product lines of $1.7 million and Cynthia Steffe product lines of $6.9 million, partially offset by an increase in revenues in our licensed product lines of $4.6 million. The decrease in revenues across our private label and Cynthia Steffe product lines was due to a decrease in customer orders as a result of product realignment, vendor competition and general business conditions in the women’s apparel sector. The decrease in business in our Chaus product lines was primarily attributable to a decrease in our club channel of distribution substantially offset by an increase in our department store and discount channel of distribution. The increase in licensed product lines was substantially due to increased penetration of various Kenneth Cole labels into existing department store customers.

Gross profit for fiscal 2009 decreased $3.4 million to $28.7 million as compared to $32.1 million for fiscal 2008. As a percentage of sales, gross profit decreased to 25.6% for fiscal 2009 from 27.2% for fiscal 2008. The decrease in gross profit dollars was primarily attributable to the decrease in gross profit in our Cynthia Steffe product lines of $3.8 million and Chaus product lines of $2.3 million, partially offset by an increase in gross profit in our licensed product lines of $2.5 million and private label product lines of $0.2 million. The decrease in gross profit percentage was associated with the decrease in gross profit percentage in our Cynthia Steffe and Chaus product lines due to the change in the mix of sales within product lines and higher returns and allowances as a percentage of sales in the Cynthia Steffe product lines. These factors were partially offset by the increase in gross profit percentage in private label and our licensed product lines due to the change in the mix of sales.

SG&A expenses decreased by $3.4 million to $35.4 million for fiscal 2009 as compared to $38.8 million in fiscal 2008. As a percentage of net revenue, SG&A expenses decreased to 31.5% in fiscal 2009 as compared to 32.9% in fiscal 2008. The decrease in SG&A expenses was primarily due to a decrease in payroll and payroll related costs of $1.6 million, professional and consulting expenses of $0.7 million, and distribution related costs of $0.4 million. Other contributing factors for the reduction of SG&A were decreases in recruiting fees of $0.4 million, provision for bad debt of $0.3 million and other miscellaneous items of $0.7 million which includes income of approximately $0.5 million associated with insurance proceeds from a fire at our corporate office. These reductions were partially offset by an increase in occupancy costs of $0.7 million primarily due to the amendment and extension of the lease entered into for our corporate office at 530 Seventh Avenue. The decrease in payroll and payroll related costs were due to staff reductions during the third and fourth fiscal quarters, and the decrease in distribution costs were largely due to the lower sales volume in addition to improved efficiencies. The decrease in SG&A expense as a percentage of net revenue was due to the expense reductions mentioned above.

Goodwill impairment incurred in fiscal 2009 relates to amounts previously recorded from the acquisitions of SL Danielle and certain assets of Cynthia Steffe. During the fourth quarter of fiscal 2009 we performed our impairment testing and determined that the goodwill balances for SL Danielle and Cynthia Steffe were impaired. As a result, we recorded a goodwill impairment of $2.3 million.

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

We periodically review our historical and projected taxable income and consider available information and evidence to determine if it is more likely than not that a portion of the deferred tax assets will be realized. A valuation allowance is established to reduce the deferred tax assets to the amount that is more likely than not to be realized. As of June 30, 2009 and 2008, based upon its evaluation of taxable income and the current business environment, we recorded a full valuation allowance on our deferred tax assets including NOL. In fiscal 2009, the valuation allowance was decreased by $5.4 million to $41.8 million at June 30, 2009 from $47.2 million at June 30,

2008 primarily due to the partial expiration of NOL carryforwards, offset by our current year’s net operating loss, and other changes in deferred tax assets. If we determine that a portion of the deferred tax assets will be realized in the future, that portion of the valuation allowance will be reduced and we will provide for an income tax benefit in our Statement of Operations at our estimated effective tax rate. See discussion below under Critical Accounting Policies and Estimates regarding income taxes and our federal net operating loss carryforward.

Financial Condition, Liquidity and Capital Resources

Financing Considerations

For the year ended July 3, 2010, we realized losses from operations of $5.2 million and at July 3, 2010, we had a working capital deficit of $2.3 million and stockholders’ deficiency of $5.5 million. In July 2009, we entered into an exclusive supply agreement with CTG, one of our major manufacturers, and received a $4 million supply premium. As a part of this agreement, CTG assumed responsibility for the functions previously managed by our Hong Kong office and the majority of our Hong Kong office associates transferred to CTG. As a result, we closed our Hong Kong office in the second quarter of fiscal 2010. During fiscal 2010, we realized $5.8 million of reductions in selling general and administrative expenses as a result of cost reduction initiatives implemented during and prior to fiscal 2010. On March 29, 2010, we entered into the Second Amended and Restated Factoring and Financing Agreement (“New Financing Agreement”) with CIT which amended and restated the Company’s Amended and Restated Factoring and Financing Agreement (the “Previous Factoring and Financing Agreement”), which the Company entered into on September 10, 2009. In connection with entering into the New Financing Agreement, CIT waived the events of default under the Previous Factoring and Financing Agreement resulting from the Company’s failure to comply with the financial covenants as of December 31, 2009 set forth in that agreement.

General

Net cash used in operating activities was $8.1 million in fiscal 2010 as compared to net cash provided by operating activities of $0.5 million for fiscal 2009. Net cash used in operating activities for fiscal 2010 resulted primarily from an increase in accounts receivable -factored ($8.4 million), our net loss ($6.0 million), an increase in inventory ($5.0 million) and an increase in accounts receivable ($1.7 million). These items were offset by an increase in accounts payable ($13.1 million). The net increase of accounts receivable — factored and accounts receivable ($10.1 million) was predominately due to the increase in sales during the fourth quarter of fiscal 2010 as compared to fiscal 2009. The increase in accounts payable of $13.1 million is primarily the result of an increase in purchases from CTG on more favorable terms.

Net cash provided by operating activities was $0.5 million in fiscal 2009 resulted primarily from a decrease in accounts receivable ($13.1 million), a decrease in inventory ($3.6 million), the non cash charge to net operating loss for goodwill impairment ($2.3 million) and depreciation and amortization ($1.2 million). These items were substantially offset by an increase in accounts receivable — factored ($9.8 million), our net loss of ($9.6 million) and a decrease in accounts payable ($0.6 million). Effective October 6, 2008, the Company factored substantially all its sales, and as a result, the accounts receivable decreased and the accounts receivable — factored increased. The net decrease of accounts receivable — factored and accounts receivable ($3.4 million) was predominately due to the decrease in sales during the fourth quarter of fiscal 2009 as compared to fiscal 2008. The decrease in accounts payable of $0.6 million is attributable to the timing of payments for inventory.

Net cash used in investing activities was $587,000 in fiscal 2010 as compared to net cash provided by investing activities in fiscal 2009 of $3,000. The investing activities in fiscal 2010 consisted of purchases of fixed assets of $587,000 primarily of upgrades in management information systems and software. The investing activities in fiscal 2009 consisted of purchases of fixed assets of $189,000 primarily to replace management information equipment destroyed in a fire in our corporate office in June 2008. These purchases were substantially offset by the insurance proceeds we received as a result of the fire.

Net cash provided by financing activities of $8.6 million for fiscal 2010 resulted primarily from short-term bank borrowings of $4.6 million and proceeds from the CTG supply premium of $4.0 million. Net cash used in financing activities for fiscal 2009 resulted primarily from the principal payment on the term loan of $0.4 million.

Financing Agreements

On March 29, 2010, we entered into an amended and restated financing and factoring agreement with CIT (the “New Financing Agreement”), which amended and restated the previous factoring and financing agreement. In connection with entering into the New Financing Agreement, CIT waived the events of default under the previous factoring and financing agreement resulting from our failure to comply with the financial covenants as of December 31, 2009 set forth in that agreement.

The New Financing Agreement eliminates our $30 million revolving line of credit and permits CIT to make loans and advances on a revolving basis at CIT’s “Sole Discretion,” which is defined as “the sole and absolute discretion exercised in good faith in accordance with customary business practices for similarly situated asset-based lenders in comparable asset-based lending transactions.” Borrowings are based on a borrowing base formula, as defined, and include a sublimit in the amount of $2 million for the issuance of letters of credit. The New Financing Agreement also eliminates most of the financial reporting and financial covenants that had been required under the previous financing agreement, as well as eliminating the early termination fee and the fee for any unused line of credit. The New Financing Agreement calls for an increase in the applicable margin interest rate on borrowing by one point (from 2.00% to 3.00%) above the JP Morgan Chase Bank Rate, however, the applicable margin shall revert to the original 2.00% interest rate in the event that our achieves two successive quarters of profitable business. Our obligations under the New Financing Agreement continue to be secured by a first priority lien on substantially all of our assets, including our accounts receivable, inventory, intangibles, equipment, and trademarks, and a pledge of our interest in our subsidiaries. The New Financing Agreement expires on September 30, 2011.

The borrowings under the New Financing Agreement accrue interest at a rate of 3% above prime. The interest rate as of July 3, 2010 was 6.25%. We have the option to terminate the New Financing Agreement with CIT. If we terminate the agreement with CIT due to non-performance by CIT of certain of its obligations for a specified period of time, we will not be liable for any termination fees. Otherwise in the event of an early termination by us, we will be liable for minimum factoring fees.

On July 3, 2010, we had $2.0 million of outstanding letters of credit, total availability of approximately $3.2 million and revolving credit borrowings of $11.2 million under the New Financing Agreement. On June 30, 2009, we had $1.2 million of outstanding letters of credit, total availability of approximately $0.9 million and $6.6 million of revolving credit borrowings under our previous financing agreement.

Factoring Agreements

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

Future Financing Requirements

At July 3, 2010, we had a working capital deficit of $2.3 million as compared with working capital of $15,000 at June 30, 2009. Our business plan requires the availability of sufficient cash flow and borrowing capacity to finance our product lines and to meet our cash needs. We expect to satisfy such requirements through cash on hand, cash flow from operations and borrowings from CIT. Our fiscal 2011 business plan anticipates improvement from fiscal 2010, by achieving improved gross margin percentages and additional cost reduction initiatives primarily in the last six months of fiscal 2011. Our ability to achieve our fiscal 2011 business plan is critical to maintaining adequate liquidity. There can be no assurance that we will be successful in our efforts. We rely on CIT, the sole source of our financing, to borrow money in order to fund our operations. Should CIT cease funding our operations, we may not have sufficient cash flow from operations to meet our liquidity needs. In addition, CTG manufactures the majority of our product and should it terminate this agreement with us or require a change in the favorable payment terms, we may be unable to locate alternative suppliers in a timely manner or to be able to obtain similarly favorable payment terms. In fiscal 2010, the KCP License Agreement accounted for approximately 50% of our revenues and we have agreed to an early termination of this agreement effective June 1, 2011. While we are currently in advanced negotiations with a third party to enter into a new license agreement, there can be no guarantee that we will enter into this agreement nor that we will be able to derive revenue from this agreement sufficient to offset the loss in revenue resulting from the termination of the KCP License Agreement. See the section entitled “Risk Factors” for more information.

The foregoing discussion contains forward-looking statements which are based upon current expectations and involve a number of uncertainties, including our ability to maintain our borrowing capabilities, maintain our current arrangement with CTG and replace the revenues which will be lost as a result of the termination of the KCP License Agreement. Should any of these events fail to occur, this could result in a material adverse effect on our business, liquidity and financial condition.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements except for inventory purchase orders and letters of credit under the financing agreements. See “— Financing Agreements.”

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

Foreign Operations

Our foreign sourcing operations are subject to various risks of doing business abroad and any substantial disruption of our relationships with our foreign suppliers could adversely affect our operations. Any material increase in duty levels, material decrease in quota levels or material decrease in available quota allocation could adversely affect our operations. Approximately 95% of our products sold in fiscal 2010 were manufactured by independent suppliers located primarily in China and elsewhere in the Far East. See “Risk Factors — We use foreign suppliers for the manufacturing of our products and in July 2009 we entered into an exclusive relationship with one of our major manufacturers CTG” and “Business — Manufacturing and Distribution — Exclusive Supply Agreement.”

Critical Accounting Policies and Estimates

Significant accounting policies are more fully described in Note 2 to our consolidated financial statements, which are included herein. Certain of our accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. These judgments are based on historical experience, observation of trends in the industry, information provided by customers and information available from other outside sources, as appropriate. Significant accounting policies include:

Revenue Recognition — Sales are recognized upon shipment of products to customers since title and risk of loss passes upon shipment. Revenue relating to goods sold on a consignment basis is recognized when we have been notified that the buyer has resold the product. Provisions for estimated uncollectible accounts, discounts and returns and allowances are provided when sales are recorded based upon historical experience and current trends. While such amounts have been within expectations and the provisions established, we cannot guarantee that we will continue to experience the same rates as in the past.

Factoring Agreement and Accounts Receivable — We have a factoring agreement with CIT whereby substantially all of our receivables are factored. The factoring agreement is a non-recourse factoring agreement whereby CIT, based on credit approved orders, assumes the accounts receivable risk of our customers in the event of insolvency or non payment. We assume the accounts receivable risk on sales factored to CIT but not approved by CIT as non-recourse which at July 3, 2010 and June 30, 2009 approximated $0.7 million and $0.4 million, respectively. We receive payment on non-recourse factored receivables from CIT as of the earlier of: a) the date that CIT has been paid by our customers; b) the date of the customer’s longest maturity if the customer is in a bankruptcy or insolvency proceedings; or c) the last day of the third month following the customer’s longest maturity date if the receivable remains unpaid. All receivable risks for customer deductions that reduce the customer receivable balances are retained by us, including but not limited to, allowable customer markdowns, operational chargebacks, disputes, discounts, and returns. These deductions, totaling approximately $2.2 million and $3.4 million as of July 3, 2010 and June 30, 2009, respectively, have been recorded as reductions of either accounts receivable-factored or accounts receivable-net based on the classification of the respective customer balance to which they pertain. We also assume the risk on accounts receivable not factored to CIT which was approximately $1.1 million and $0.2 million as of July 3, 2010 and June 30, 2009, respectively.

Inventories — Inventories are stated at the lower of cost or market, cost being determined on the first-in, first-out method. The majority of our inventory purchases are shipped FOB shipping point from our suppliers. We take title and assume the risk of loss when the merchandise is received at the boat or airplane overseas. We record inventory at the point of such receipt at the boat or airplane overseas. Reserves for slow moving and aged merchandise are provided to adjust inventory costs based on historical experience and current product demand. Inventory reserves were $0.5 million at July 3, 2010, and $0.9 million at June 30, 2009. Inventory reserves are based upon the level of excess and aged inventory and estimated recoveries on the sale of the inventory. While markdowns have been within expectations and the provisions established, we cannot guarantee that we will continue to experience the same level of markdowns as in the past.

Valuation of Long-Lived Assets, Trademarks and Goodwill — Periodically we review the carrying value of our long-lived assets for continued appropriateness. We evaluate goodwill and trademarks at least annually or whenever events and changes in circumstances suggest that the carrying value maybe impaired. During the fourth quarter of fiscal 2009, we performed impairment testing by determining the fair value of the entire Company based on the market capitalization at June 30, 2009. We then allocated the fair value among the various reporting units and determined that the goodwill balances for SL Danielle and Cynthia Steffe were impaired because the carrying value exceeded the allocated fair value. Accordingly, we recorded a goodwill impairment of $2.3 million for fiscal year end 2009. As of June 30, 2009 we no longer maintain any goodwill. Our review of trademarks and long-lived assets is based upon projections of anticipated future undiscounted cash flows. While we believe that our estimates of future cash flows are reasonable, different assumptions regarding such cash flows could materially affect evaluations. To the extent these future projections or our strategies change, the conclusion regarding impairment may differ from the current estimates. There was an impairment charge of approximately $0.1 million of long lived assets in fiscal 2009 and no impairment for fiscal 2010 and 2008. No impairment of trademarks has been recognized during the fiscal years 2010, 2009 and 2008.

Income Taxes — Results of operations have generated a federal tax NOL carryforward of approximately $73.1 million as of July 3, 2010. Approximately 45% of the Company’s NOL carryforward expires between 2011 and 2012. Generally accepted accounting principles require that we record a valuation allowance against the deferred tax asset associated with this NOL if it is “more likely than not” that we will not be able to utilize it to offset future taxable income. As of July 3, 2010, based upon its evaluation of our historical and projected results of operations, the current business environment and the magnitude of the NOL, we recorded a full valuation allowance on our deferred tax assets including NOL’s. The provision for income taxes primarily relates to provisions for state and local taxes and a deferred provision for temporary differences associated with indefinite lived intangibles. It is possible, however, that we could be profitable in the future at levels which cause us to conclude that it is more likely than not we will realize all or a portion of the NOL carryforward. Upon reaching such a conclusion, we would record the estimated net realizable value of the deferred tax asset at that time and would then provide for income taxes at a rate equal to our combined federal and state effective rates. Subsequent revisions to the estimated net realizable value of the deferred tax asset could cause our provision for income taxes to vary from period to period, although its cash tax payments would remain unaffected until the benefit of the NOL is utilized.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk — We are subject to market risk from exposure to changes in interest rates based primarily on our financing activities. The market risk inherent in the financial instruments represents the potential loss in earnings or cash flows arising from adverse changes in interest rates. These debt obligations with interest rates tied to the prime rate are described in “Financial Condition, Liquidity and Capital Resources,” as well as Note 6 of our consolidated financial statements. We manage these exposures through regular operating and financing activities. We have not entered into any derivative financial instruments for hedging or other purposes. The following quantitative disclosures are based on the prevailing prime rate. These quantitative disclosures do not represent the maximum possible loss or any expected loss that may occur, since actual results may differ from these estimates.

At July 3, 2010 and June 30, 2009, the carrying amounts of our revolving credit borrowings approximated fair value. As of July 3, 2010, our revolving credit borrowings bore interest at a rate of 6.25%. As of July 3, 2010, a hypothetical immediate 10% adverse change in prime interest rates relating to our revolving credit borrowings and term loan would have less than $0.1 million unfavorable impact on our earnings and cash flows over a one-year period.

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

Each fiscal quarter the Company carries out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chairwoman and Chief Executive Officer (“CEO”), along with the Company’s Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this evaluation, our management, with the participation of the CEO and CFO, concluded that, as of July 3, 2010, our internal controls over financial reporting were effective.

Changes in Internal Control over Financial Reporting

During the fiscal year ended July 3, 2010, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Under the supervision and with the participation of our management, including our Chairwoman and Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of July 3, 2010. Based on this assessment, management concluded that our internal control over financial reporting was effective as of July 3, 2010.

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

Information with respect to the executive officers of the Company is set forth in Part I of this Annual Report on Form 10 K.

Information called for by Item 10 is incorporated by reference to the information to be set forth under the heading “Election of Directors” in the Company’s definitive proxy statement relating to its 2010 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A (the “2010 Proxy Statement”).

Item 11.	Executive Compensation.

Information called for by Item 11 is incorporated by reference to the information to be set forth under the heading “Executive Compensation” in the Company’s 2010 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters.

Information called for by Item 12 is incorporated by reference to the information to be set forth under the heading “Security Ownership of Certain Beneficial Owners and Management” in the Company’s 2010 Proxy Statement.

Information with respect to securities authorized for issuance under equity compensation plans is incorporated by reference to the information to be set forth under the heading “Compensation Program Components” in the Company’s 2010 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions.

Information called for by Item 13 is incorporated by reference to the information to be set forth under the headings “Executive Compensation” and “Certain Transactions” in the Company’s 2010 Proxy Statement.

Item 14.	Principal Accounting Fees and Services.

Information called for by Item 14 is incorporated by reference to the information to be set forth under the headings “Report of the Audit Committee” and “Auditors” in the Company’s 2010 Proxy Statement.

PART IV

Item 15.	Exhibits, Financial Statement Schedule

(a)	Financial Statements and Financial Statement Schedule: See List of Financial Statements and Financial Statement Schedule on page F-1.

(b)	Exhibits

3.1		Restated Certificate of Incorporation (the “Restated Certificate”) of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S 1, Registration No. 33 5954 (the “1986 Registration Statement”)).

3.2		Amendment dated November 18, 1987 to the Restated Certificate (incorporated by reference to Exhibit 3.11 of the Company’s Registration Statement on Form S-2, Registration No. 33-63317 (the “1995 Registration Statement”)).

3.3		Amendment dated November 15, 1995 to the Restated Certificate (incorporated by reference to Exhibit 3.12 of Amendment No. 1 to the 1995 Registration Statement).

3.4		Amendment dated December 9, 1998 to the Restated Certificate (incorporated by reference to Exhibit 3.13 of the Company’s Form 10-K for the year ended June 30, 1998 (the “1998 Form 10-K”)).

3.5		By-Laws of the Company, as amended (incorporated by reference to exhibit 3.1 of the Company’s Form 10-Q for the quarter ended December 31, 1987).

3.6		Amendment dated September 13, 1994 to the By-Laws (incorporated by reference to Exhibit 10.105 of the Company’s Form 10-Q for the quarter ended September 30, 1994).

†10	.77	1998 Stock Option Plan, as amended by Amendment No. 1 thereto including form of related stock option agreement (incorporated by reference to Exhibit A and Exhibit B of the Company’s Proxy Statement filed with the Commission on October 17, 2000).

10.81		Collective Bargaining Agreement between the Company and Amalgamated Workers Union, Local 88 effective as of September 24, 1999 (incorporated by reference to Exhibit 10.81 of the Company’s Form 10-K for the year ended June 30, 1999 (the “1999 Form 10-K”)).

10.82		Lease between the Company and Adler Realty Company, dated June 1, 1999 with respect to the Company’s executive offices and showroom at 530 Seventh Avenue, New York City (incorporated by reference to Exhibit 10.82 of the 1999 Form 10-K).

10.83		Lease between the Company and Kaufman Eighth Avenue Associates, dated September 11, 1999 with respect to the Company’s technical support facilities at 519 Eighth Avenue, New York City (incorporated by reference to Exhibit of the Company’s Form 10-K for the year ended June 30, 2000 (the “2000 Form 10-K”)).

10.90		Lease modification agreement between the Company and Hartz Mountain Industries, Inc., dated August 30, 1999 with respect to the Company’s distribution and office facilities in Secaucus, NJ. (incorporated by reference to Exhibit 10.90 of the Company’s Form 10-K for the year ended June 30, 2001 (the “2001 Form 10-K”)).

10.100		Financing Agreement between the Company and CIT/Commercial Services, Inc., as Agent, dated September 27, 2002. (incorporated by reference to Exhibit 10.100 of the 2002 Form 10-K).

10.101		Factoring Agreement between the Company and CIT/Commercial Services, Inc., dated September 27, 2002. (incorporated by reference to Exhibit 10.101 of the 2002 Form 10-K).

10.102		Joinder and Amendment No. 1 to Financing Agreement by and among the Company, S.L. Danielle and The CIT Group/Commercial Services, Inc., as agent, dated November 27, 2002. (incorporated by reference to Exhibit 10.102 of the Company’s Form 10-Q for the quarter ended December 31, 2002).

10.103		Amendment No. 1 to Factoring Agreement between the Company and The CIT Group/Commercial Services, Inc., dated November 27, 2002. (incorporated by reference to Exhibit 10.103 of the Company’s Form 10-Q for the quarter ended December 31, 2002).

10.104	Factoring Agreement between S.L. Danielle and The CIT Group/Commercial Services, Inc., dated November 27, 2002. (incorporated by reference to Exhibit 10.104 of the Company’s Form 10-Q for the quarter ended December 31, 2002).

10.105	Asset Purchase Agreement between S.L. Danielle and S.L. Danielle, Inc., dated November 27, 2002. (incorporated by reference to Exhibit 10.105 of the Company’s Form 10-Q for the quarter ended December 31, 2002).

10.106	Joinder and Amendment No. 2 to Financing Agreement by and among the Company, S.L. Danielle, Cynthia Steffe Acquisition, LLC and The CIT Group/Commercial Services, Inc., as agent, dated January 30, 2004. (incorporated by reference to Exhibit 10.106 of the Company’s Form 10-Q for the quarter ended December 31, 2003).

10.107	Amendment No. 2 to Factoring Agreement between the Company and The CIT Group/Commercial Services, Inc., dated January 30, 2004. (incorporated by reference to Exhibit 10.107 of the Company’s Form 10-Q for the quarter ended December 31, 2003).

10.108	Amendment No. 1 to Factoring Agreement between S.L. Danielle and The CIT Group/Commercial Services, Inc., dated January 30, 2004. (incorporated by reference to Exhibit 10.108 of the Company’s Form 10-Q for the quarter ended December 31, 2003).

10.109	Factoring Agreement between Cynthia Steffe Acquisition, LLC and The CIT Group/Commercial Services, Inc., dated January 15, 2004. (incorporated by reference to Exhibit 10.109 of the Company’s Form 10-Q for the quarter ended December 31, 2003).

10.112	Notice of Defactoring among Bernard Chaus, Inc., S.L. Danielle Acquisition, LLC and the CIT Group/Commercial Services, Inc., dated March 31, 2004. (incorporated by reference to Exhibit 10.112 of the Company’s Form 10-Q for the quarter ended March 31, 2004).

10.113	Amendment No. 1 to Factoring Agreement between Cynthia Steffe Acquisition LLC and the CIT Group/Commercial Services, Inc., dated April 1, 2004. (incorporated by reference to Exhibit 10.113 of the Company’s Form 10-Q for the quarter ended March 31, 2004).

10.114	Amendment No. 3 to Financing Agreement among the Company, S.L. Danielle, Cynthia Steffe Acquisition, LLC and the CIT Group/Commercial Services, Inc. as agent, dated September 15, 2004 (incorporated by reference to Exhibit 10.114 of the 2004 Form 10-K).

10.117	Amendment No. 4 to Financing Agreement among the Company, S.L. Danielle, Cynthia Steffe Acquisition, LLC and the CIT Group/Commercial Services, Inc. as agent, dated November 11, 2004. (incorporated by reference to Exhibit 10.117 of the Company’s form 10-Q the quarter ended December 31, 2004).

10.118	Amendment No. 2 to Factoring Agreement between Cynthia Steffe Acquisition LLC and the CIT Group/Commercial Services, Inc., dated November 11, 2004. (incorporated by reference to Exhibit 10.118 of the Company’s form 10-Q the quarter ended December 31, 2004).

10.119	Amendment No. 5 to Financing Agreement among the Company, S.L. Danielle, Cynthia Steffe Acquisition, LLC and the CIT Group/Commercial Services, Inc. dated May 12, 2005. (incorporated by reference to Exhibit 10.119 of the 2005 Form 10-K).

10.120	Stock Purchase Agreement between Bernard Chaus, Inc. and Kenneth Cole Productions, Inc. dated June 13, 2005 (incorporated by reference to Exhibit 10.120 of the 2005 Form 10-K).

10.121	License Agreement between Kenneth Cole Productions (LIC), Inc. and Bernard Chaus, Inc. dated June 13, 2005 (filed in redacted form since confidential treatment was requested pursuant to Rule 24b-2 for certain portions thereof). (incorporated by reference to Exhibit 10.121 of the 2005 Form 10-K).

10.122	Amendment No. 6 to Financing Agreement among the Company, S.L. Danielle, Cynthia Steffe Acquisition, LLC and the CIT Group/Commercial Services, Inc. dated September 15, 2005. (incorporated by reference to Exhibit 10.122 of the 2005 Form 10-K).

10.123	Amendment No. 7 to Financing Agreement among the Company, S.L. Danielle, Cynthia Steffe Acquisition, LLC and the CIT Group/Commercial Services, Inc. dated May 8, 2006. (incorporated by reference to Exhibit 10.123 of the 2006 Form 10-K).

10.124	Amendment No. 8 to Financing Agreement among the Company, S.L. Danielle, Cynthia Steffe Acquisition, LLC and the CIT Group/Commercial Services, Inc. dated September 21, 2006. (incorporated by reference to Exhibit 10.124 of the 2006 Form 10-K).

10.125	Amendment No. 9 to Financing Agreement among the Company, S.L. Danielle, Cynthia Steffe Acquisition, LLC and the CIT Group/Commercial Services, Inc. dated August 31, 2007. (incorporated by reference to Exhibit 10.125 of the 2007 Form 10-K).

10.126	Amendment No. 1 License Agreement between Kenneth Cole Productions (LIC), Inc. and Bernard Chaus, Inc. dated September 26, 2007 (filed in redacted form since confidential treatment was requested pursuant to Rule 24b-2 for certain portions thereof). (incorporated by reference to Exhibit 10.126 of the 2007 Form 10-K).

10.127	Amendment No. 10 to Financing Agreement among the Company, S.L. Danielle, Cynthia Steffe Acquisition, LLC and the CIT Group/Commercial Services, Inc. dated January 31, 2008. (incorporated by reference to Exhibit 10.127 of the Company’s form 10-Q the quarter ended December 31, 2007).

10.128	Amendment 2 to License Agreement between Kenneth Cole Productions (LIC), Inc. and Bernard Chaus, Inc. dated December 31, 2007 (filed in redacted form since confidential treatment was requested pursuant to Rule 24b-2 for certain portions thereof). (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on January 16, 2008).

10.129	Amendment No. 11 to Financing Agreement among the Company, S.L. Danielle, Cynthia Steffe Acquisition, LLC and the CIT Group/Commercial Services, Inc. dated September 02, 2008. (incorporated by reference to Exhibit 10.129 of the 2008 Form 10-K).

10.130	Financing Agreement between the Company and CIT/Commercial Services, Inc., as Agent, dated September 18, 2008. (incorporated by reference to Exhibit 10.130 of the 2008 Form 10-K).

10.131	Factoring Agreement between the Company and CIT/Commercial Services, Inc., dated September 18, 2008. (filed in redacted form since confidential treatment was requested pursuant to Rule 24b-2 for certain portions there of) (incorporated by reference to Exhibit 10.131 of the 2008 Form 10-K).

10.132	Lease modification agreement between the Company and G&S Realty 1, LLC dated October 7, 2008 with respect to the Company’s executive offices and showrooms at 530 Seventh Avenue, New York, New York. (incorporated by reference to Exhibit 10.132 of the Company’s form 10-Q the quarter ended September 30, 2008).

10.133	Amendment No. 1 to Amendment and Restated Financing Agreement and Waiver, dated February 1, 2009, between the Company and the CIT Group/Commercial Services, Inc. (incorporated by reference to Exhibit 10.133 of the Company’s form 10-Q the quarter ended December 31, 2008).

10.1	Amendment to the Financing Agreement by and among Bernard Chaus, Inc., Cynthia Steffe Acquisition LLC, S.L. Danielle Acquisition, LLC and The CIT Group/Commercial Services, Inc., dated May 12, 2009. (incorporated by reference to Exhibit 10.1 of the Company’s form 10-Q the quarter ended March 31, 2009).

10.2	Amendment to the Factoring Agreement by and among Bernard Chaus, Inc., Cynthia Steffe Acquisition LLC, S.L. Danielle Acquisition, LLC and The CIT Group/Commercial Services, Inc., dated May 12, 2009. (incorporated by reference to Exhibit 10.2 of the Company’s form 10-Q the quarter ended March 31, 2009).

10.3	Amended and Restated Factoring and Financing Agreement by and among Bernard Chaus, Inc., Cynthia Steffe Acquisition LLC, S.L. Danielle Acquisition, LLC and The CIT Group/Commercial Services, Inc., dated September 10, 2009. (filed in redacted form since confidential treatment was requested pursuant to Rule 24b-2 for certain portions thereof).

10.4	Amended and Restated Factoring and Financing Agreement by and among Bernard Chaus, Inc., Cynthia Steffe Acquisition LLC, S.L. Danielle Acquisition, LLC and The CIT Group/Commercial Services, Inc., dated March 29, 2010. (filed in redacted form since confidential treatment was requested pursuant to Rule 24b-2 for certain portions thereof).

*10	.5	Agreement, dated October 19, 2010, between Kenneth Cole Productions (LIC) and Bernard Chaus, Inc., related to the termination of the Kenneth Cole licensing agreement (filed in redacted form since confidential treatment was requested pursuant to Rule 24b-2 for certain portions thereof).

*21		List of Subsidiaries of the Company.

*23	.1	Consent of Mayer Hoffman McCann CPAs (The New York Practice of Mayer Hoffman McCann P.C.), Independent Registered Public Accounting Firm.

*23	.2	Consent of 25 MAD LIQUIDATION CPA, P.C. (formerly known as Mahoney Cohen & Company, CPA, P.C.) Independent Registered Public Accounting Firm.

*31	.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Josephine Chaus.

*31	.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for David Stiffman.

*32	.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Josephine Chaus.

*32	.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for David Stiffman.

†	Management agreement or compensatory plan or arrangement required to be filed as an exhibit.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BERNARD CHAUS, INC.

By:	/s/ Josephine Chaus
Josephine Chaus
Chairwoman of the Board and
Chief Executive Officer

Date: October 29, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Josephine Chaus Josephine Chaus	Chairwoman of the Board and Chief Executive Officer	October 29, 2010

/s/ David Stiffman David Stiffman	Chief Operating, Chief Financial Officer and Director	October 29, 2010

/s/ Philip G. Barach Philip G. Barach	Director	October 29, 2010

/s/ Robert Flug Robert Flug	Director	October 29, 2010

BERNARD CHAUS, INC. AND SUBSIDIARIES

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

The following consolidated financial statements of Bernard Chaus, Inc. and subsidiaries are included in Item 8:

Reports of Independent Registered Public Accounting Firms	F-2
Consolidated Balance Sheets – July 3, 2010 and June 30, 2009	F-4
Consolidated Statements of Operations – Years Ended July 3, 2010, June 30, 2009 and June 30, 2008	F-5
Consolidated Statements of Stockholders’ Equity (Deficiency) and Comprehensive Loss – Years Ended July 3, 2010, June 30, 2009 and June 30, 2008	F-6
Consolidated Statements of Cash Flows – Years Ended July 3, 2010, June 30, 2009 and June 30, 2008	F-7
Notes to Consolidated Financial Statements	F-8
The following consolidated financial statement schedule of Bernard Chaus, Inc. and subsidiaries is included in Item 15:
Schedule II – Valuation and Qualifying Accounts	S-1
EX-10.5
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
New York, New York

We have audited the accompanying consolidated balance sheets of Bernard Chaus, Inc. and subsidiaries as of July 3, 2010 and June 30, 2009 and the related consolidated statements of operations, stockholders’ equity (deficiency) and comprehensive loss and cash flows for the years then ended. Our audits also included the financial statement schedule listed in the Index at item 15 for the years ended July 3, 2010 and June 30, 2009. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Bernard Chaus, Inc. and subsidiaries at July 3, 2010 and June 30, 2009, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Mayer Hoffman McCann CPAs
(The New York Practice of Mayer Hoffman McCann P.C.)

New York, New York
October 29, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Bernard Chaus, Inc.
New York, New York

We have audited the accompanying consolidated statements of operations, stockholders’ equity (deficiency) and comprehensive loss and cash flows of Bernard Chaus, Inc. and subsidiaries for the year ended June 30, 2008. Our audit also included the financial statement schedule listed in the Index at item 15 for the year ended June 30, 2008. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of Bernard Chaus, Inc. and subsidiaries for the year ended June 30, 2008 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/S/ 25 Mad Liquidation CPA, P.C.
(formerly known as Mahoney Cohen and Company, CPA, P.C.)

New York, New York
September 18, 2008

BERNARD CHAUS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
 (In thousands, except number of shares and per share amounts)

	July 3,	June 30,
	2010	2009

Assets
Current Assets
Cash	$4	$126
Accounts receivable – factored	19,404	10,589
Accounts receivable – net	1,789	207
Inventories – net	8,846	3,839
Prepaid expenses and other current assets	536	275

Total current assets	30,579	15,036
Fixed assets – net	885	857
Other assets	25	158
Trademarks	1,000	1,000

Total assets	$32,489	$17,051

Liabilities and Stockholders’ Equity (Deficiency)
Current Liabilities
Revolving credit borrowings	$11,175	$6,606
Accounts payable	19,399	6,251
Accrued expenses	2,305	2,164

Total current liabilities	32,879	15,021
Deferred income	3,234	—
Long term liabilities	1,735	1,295
Deferred income taxes	173	147

Total liabilities	38,021	16,463

Commitments and Contingencies (Notes 6, 8, and 10)

Stockholders’ Equity (Deficiency)
Preferred stock, $.01 par value, authorized shares – 1,000,000; issued and outstanding shares – none	—	—
Common stock, $.01 par value, authorized shares – 50,000,000; issued shares – 37,543,643 at July 3, 2010 and June 30, 2009	375	375
Additional paid-in capital	133,440	133,416
Deficit	(136,827)	(130,794)
Accumulated other comprehensive loss	(1,040)	(929)
Less: Treasury stock at cost – 62,270 shares at July 3, 2010 and June 30, 2009	(1,480)	(1,480)

Total stockholders’ equity (deficiency)	(5,532)	588

Total liabilities and stockholders’ equity (deficiency)	$32,489	$17,051

See accompanying notes to consolidated financial statements.

BERNARD CHAUS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
 (In thousands, except number of shares and per share amounts)

	Fiscal Year Ended
	2010	2009	2008

Net revenue	$100,153	$112,096	$118,028
Cost of goods sold	75,730	83,415	85,893

Gross profit	24,423	28,681	32,135
Selling, general and administrative expenses	29,597	35,360	38,798
Goodwill impairment	—	2,257	—

Loss from operations	(5,174)	(8,936)	(6,663)
Interest expense	811	951	921

Loss before income tax (benefit) provision	(5,985)	(9,887)	(7,584)
Income tax (benefit) provision	48	(310)	94

Net loss	$(6,033)	$(9,577)	$(7,678)

Basic loss per share	$(0.16)	$(0.26)	$(0.21)

Diluted loss per share	$(0.16)	$(0.26)	$(0.21)

Weighted average number of common shares outstanding – basic	37,481	37,481	37,429

Weighted average number of common and common equivalent shares outstanding – diluted	37,481	37,481	37,429

See accompanying notes to consolidated financial statements.

BERNARD CHAUS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
AND COMPREHENSIVE LOSS
 (In thousands, except number of shares)

	Common Stock				Treasury Stock
							Accumulated
			Additional				Other
	Number of		Paid-in		Number		Comprehensive
	Shares	Amount	Capital	(Deficit)	of Shares	Amount	Loss	Total

Balance at July 1, 2007	37,443,643	$374	$133,331	$(113,539)	62,270	$(1,480)	$(434)	$18,252
Issuance of restricted common stock	100,000	1	—	—	—	—	—	1
Stock option compensation expense	—	—	42	—	—	—	—	42
Net change in pension liability	—	—	—	—	—	—	(167)	(167)
Net loss	—	—	—	(7,678)	—	—	—	(7,678)

Comprehensive loss								(7,845)

Balance at June 30, 2008	37,543,643	375	133,373	(121,217)	62,270	(1,480)	(601)	10,450
Stock option compensation expense	—	—	43	—	—	—	—	43
Net change in pension liability	—	—	—	—	—	—	(328)	(328)
Net loss	—	—	—	(9,577)	—	—	—	(9,577)

Comprehensive loss								(9,905)

Balance at June 30, 2009	37,543,643	375	133,416	(130,794)	62,270	(1,480)	(929)	588
Stock option compensation expense	—	—	24	—	—	—	—	24
Net change in pension liability	—	—	—	—	—	—	(111)	(111)
Net loss	—	—	—	(6,033)	—	—	—	(6,033)

Comprehensive loss								(6,144)

Balance at July 3, 2010	37,543,643	$375	$133,440	$(136,827)	62,270	$(1,480)	$(1,040)	$(5,532)

See accompanying notes to consolidated financial statements

BERNARD CHAUS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (In thousands)

	Fiscal Year Ended
	2010	2009	2008

Operating Activities
Net loss	$(6,033)	$(9,577)	$(7,678)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Goodwill impairment	—	2,257	—
Depreciation and amortization	618	1,190	1,272
Loss on disposal and impairment of fixed assets	43	272	—
Amortization of deferred income	(366)	—	—
Stock compensation expense	24	43	42
Gain from insurance recovery	—	(464)	—
Proceeds from insurance recovery	—	215	—
Deferred rent expense	297	489	(129)
Deferred income taxes	26	(315)	89
Changes in operating assets and liabilities:
Accounts receivable — factored	(8,815)	(9,750)	799
Accounts receivable	(1,582)	13,143	3,255
Inventories	(5,007)	3,643	1,394
Prepaid expenses and other assets	(230)	288	56
Accounts payable	13,148	(593)	(3,168)
Accrued expenses and long term liabilities	(227)	(362)	(1,995)

Net cash provided by (used in) operating activities	(8,104)	479	(6,063)

Investing Activities
Purchases of fixed assets	(587)	(189)	(351)
Proceeds from insurance recovery	—	192	—

Net cash provided by (used in) investing activities	(587)	3	(351)

Financing Activities
Net proceeds from revolving credit borrowings	4,569	8	4,798
Principal payments on term loan	—	(425)	(1,700)
Proceeds from supply agreement	4,000	—	—

Net cash provided by (used in) financing activities	8,569	(417)	3,098

Increase (decrease) in cash and cash equivalents	(122)	65	(3,316)
Cash and cash equivalents, beginning of year	126	61	3,377

Cash and cash equivalents, end of year	$4	$126	$61

Supplemental Disclosure of Cash Flow Information:
Cash paid for:
Taxes	$14	$25	$55

Interest	$743	$879	$881

Supplemental Disclosure of Non-Cash Investing and Financing Activities:

On January 9, 2008 the Company issued 100,000 shares of restricted stock.

On September 18, 2008, in connection with an amendment to the Company’s financing agreement, $1,800,000 of the term loan was assumed through the utilization of the Company’s revolving credit borrowings.

See accompanying notes to consolidated financial statements.

BERNARD CHAUS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JULY 3, 2010, JUNE 30, 2009 AND JUNE 30, 2008

1.	Business

Bernard Chaus, Inc. (the “Company” or “Chaus”) designs, arranges for the manufacture of and markets an extensive range of women’s career and casual sportswear principally under the JOSEPHINE CHAUS® JOSEPHINE®, JOSEPHINE STUDIO®, CHAUS®, CHAUS SPORT®, CYNTHIA STEFFE®, SEAMLINE CYNTHIA STEFFE® and CYNTHIA CYNTHIA STEFFE® trademarks and under private label brand names. The Company’s products are sold nationwide through department store chains, specialty retailers, discount stores, wholesale clubs and other retail outlets. The Company’s CHAUS product lines sold through the department store channels are in the opening price points of the “better” category. The Company’s CYNTHIA STEFFE product lines are an upscale contemporary women’s apparel line sold through department stores and specialty stores. The Company’s private label product lines are designed and sold to various customers. The Company also has a license agreement with Kenneth Cole Productions, Inc. (“KCP”) to manufacture and sell women’s sportswear under various labels. These products offer high-quality fabrications and styling at “better” price points. On October 19, 2010, the Company entered into an agreement with KCP pursuant to which the license agreement will terminate on June 1, 2011 rather than the original termination date of June 30, 2012. Under the KCP Termination Agreement, the Company is relieved of certain restrictions on engaging in transactions and activities in the apparel industry as well as the obligation to pay certain promotional, marketing and advertising fees required under the license agreement. KCP has agreed to assume certain of the Company’s liabilities associated with the Company’s performance under the license agreement as well to pay the Company a termination fee upon termination of the agreement in June 2011.

For the year ended July 3, 2010, the Company realized losses from operations of $5.2 million, and at July 3, 2010 had a working capital deficit of $2.3 million and stockholders’ deficiency of $5.5 million. As discussed in Note 7, in July 2009, the Company entered into an exclusive supply agreement with one of its major manufacturers, China Ting Group Holdings Limited (“CTG”) and received a $4 million supply premium. As part of this agreement, CTG assumed the responsibilities previously managed by the Company’s Hong Kong office and the majority of the staff that worked at the Company’s Hong Kong office transferred to CTG. As a result, the Company closed its Hong Kong office in the second quarter of fiscal 2010. During fiscal 2010, the Company realized $5.8 million of reductions in selling, general and administrative expenses as a result of cost reduction initiatives implemented during and prior to fiscal 2010. In addition, as discussed in Note 6, in March 2010, the Company entered into an amended and restated factoring and financing agreement with CIT Group/Commercial Services, Inc. (“CIT”).

The Company’s business plan requires the availability of sufficient cash flow and borrowing capacity to finance its product lines and to meet its cash needs. The Company expects to satisfy such requirements through cash on hand, cash flow from operations and borrowings from its lender. The Company’s fiscal 2011 business plan anticipates improvement from fiscal 2010, by achieving improved gross margin percentages and additional cost reduction initiatives primarily in the last six months of fiscal 2011. The Company’s ability to achieve its fiscal 2011 business plan is critical to maintaining adequate liquidity. The Company relies on CIT, the sole source of its financing, to borrow money in order to fund its operations. Should CIT cease funding its operations, the Company may not have sufficient cash flow from operations to meet its liquidity needs. In addition, CTG manufactures the majority of the Company’s product and should it terminate this agreement with the Company or require a change in the favorable payment terms, the Company may be unable to locate alternative suppliers in a timely manner or obtain similarly favorable payment terms. For the fiscal year ended July 3, 2010, the Kenneth Cole license agreement accounted for approximately 50% of the Company’s revenues and this agreement will terminate on June 1, 2011. While the Company is currently in advanced negotiations with a third party to enter into a new license agreement, there can be no guarantee that it will enter into this agreement nor that it will be able to derive revenue from this agreement sufficient to offset the loss in revenue resulting from the termination of the Kenneth Cole license agreement. Should CIT cease funding the Company’s operations, CTG terminate its agreement with the Company or require a change in the favorable payment terms, or the Company fails to offset the revenue lost as a result of the termination of the Kenneth Cole license agreement, this could have a material adverse effect on the Company’s business, liquidity and financial condition.

2.	Summary of Significant Accounting Policies

Fiscal Year:

On June 18, 2010, the Board of the Directors of the Company approved a change to the Company’s fiscal year end from June 30th to the Saturday closest to June 30th and effective immediately the Company now reports on a fifty-two/fifty-three week fiscal year-end. Due to the change, the fiscal year ended July 3, 2010 contained three extra days. Net sales for these three days was approximately $4.9 million.

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

Revenue Recognition:

The Company recognizes sales upon shipment of products to customers since title and risk of loss passes upon shipment. Revenue relating to goods sold on a consignment basis is recognized when the Company has been notified that the buyer has resold the product. Provisions for estimated uncollectible accounts, discounts and returns and allowances are provided when sales are recorded based upon historical experience and current trends. While such amounts have been within expectations and the provisions established, the Company cannot guarantee that it will continue to experience the same rates as in the past.

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

Shipping and Handling:

Shipping and handling costs are included as a component of selling, general and administrative expenses in the consolidated statements of operations. In fiscal year 2010, 2009 and 2008 shipping and handling costs approximated $3.2 million, $2.8 million and $3.2 million, respectively.

Cooperative Advertising:

Cooperative advertising allowances are recorded in selling, general and administrative expenses in the period in which the costs are incurred. In fiscal year 2010, 2009, and 2008 cooperative advertising expenses approximated $0.4 million, $0.7 million and $1.0 million, respectively.

Factoring Agreement and Accounts Receivable:

On March 29, 2010, the Company entered into an amended and restated factoring and financing agreement with CIT (the “New Financing Agreement”), which amended and restated the previous factoring and financing agreement. The New Financing Agreement provides for a non-recourse factoring arrangement which provides notification factoring on substantially all of the Company’s sales on terms substantially similar to those in effect under the previous factoring and financing agreement whereby CIT, based on credit approved orders, assumes the accounts receivable risk of the Company’s customers in the event of insolvency or non-payment. The Company assumes the accounts receivable risk on sales factored to CIT but not approved by CIT as non-recourse which at July 3, 2010 and June 30, 2009 approximated $0.7 million and $0.4 million, respectively. The Company receives payment on non-recourse factored receivables from CIT as of the earlier of: a) the date that CIT has been paid by the Company’s customers; b) the date of the customer’s longest maturity if the customer is in a bankruptcy or insolvency proceedings; or c) the last day of the third month following the customer’s longest maturity date if the receivable remains unpaid. All receivable risks for customer deductions that reduce the customer receivable balances are retained by the Company, including but not limited to, allowable customer markdowns, operational chargebacks, disputes, discounts, and returns. These deductions, totaling approximately $2.2 million and $3.4 million as of July 3, 2010 and June 30, 2009, respectively, have been recorded as reductions of either accounts receivable-factored or accounts receivable-net based upon the classification of the respective customer balance to which they pertain. The Company also assume the risk on accounts receivable not factored to CIT which was approximately $1.1 million and $0.2 million as of July 3, 2010 and June 30, 2009, respectively.

During fiscal 2010 approximately 38% of the Company’s net revenue was from three corporate entities-TJX Companies (14%), Dillard’s Department Stores (13%) and Nordstrom (11%). During fiscal 2009 approximately 50% of the Company’s net revenue was from three corporate entities — Sam’s Club (20%), TJX Companies (18%) and Dillard’s Department Stores (12%). During fiscal 2008, approximately 53% of the Company’s net revenue was from three corporate entities — Sam’s Club (22%), Dillard’s Department Stores (17%) and TJX Companies (14%). As a result of the Company’s dependence on its major customers, such customers may have the ability to influence the Company’s business decisions. The loss of or significant decrease in business from any of its major customers could have a material adverse effect on the Company’s financial position and results of operations.

Inventories:

Inventories are stated at the lower of cost or market, cost being determined on the first-in, first-out method. The majority of the Company’s inventory purchases are shipped FOB shipping point from the Company’s suppliers. The Company takes title and assumes the risk of loss when the merchandise is received at the boat or airplane overseas. The Company records inventory at the point of such receipt at the boat or airplane overseas. Reserves for slow moving and aged merchandise are provided to write-down inventory costs to net realizable value based on historical experience and current product demand. Inventory reserves were $0.5 million at July 3, 2010 and $0.9 million at June 30, 2009. Inventory reserves are based upon the level of excess and aged inventory and the Company’s estimated recoveries on the sale of the inventory. While markdowns have been within expectations and the provisions established, the Company cannot guarantee that it will continue to experience the same level of markdowns as in the past.

Cost of goods sold:

Cost of goods sold includes the costs incurred to acquire and produce inventory for sale, including product costs, freight-in, duty costs, commission cost and provisions for inventory losses. During fiscal 2010, the Company purchased approximately 89% of its finished goods from its ten largest manufacturers, including approximately 53% of its purchases from CTG. In July 2009 the Company entered into an exclusive supply agreement with CTG as further described in Note 7. The Company believes that CTG has the resources to manufacturer its products in accordance with the Company’s specification and delivery schedules. In the event CTG is unable to meet the Company’s requirements and/or the agreement was to terminate, the Company believes that it would have the ability to develop, over a reasonable period of time, adequate alternate manufacturing sources. However, there can be no assurance that the Company would find alternate manufacturers of finished goods on satisfactory terms to permit it to meet its commitments to its customers on a timely basis. In such event, the Company’s operations could be materially disrupted, especially over the short term.

Cash and Cash Equivalents:

All highly liquid investments with an original maturity of three months or less at the date of purchase are classified as cash equivalents.

Long-Lived Assets, Goodwill and Trademarks:

Goodwill represented the excess of purchase price over the fair value of net assets acquired in business combinations accounted for under the purchase method of accounting. The Company recorded goodwill related to the acquisition of S.L. Danielle, Inc. (“SL Danielle”) and certain assets of Cynthia Steffe division of LF Brands Marketing, Inc. (“Cynthia Steffe”). Trademarks relate to the Cynthia Steffe trademarks and were determined to have an indefinite life. The Company does not amortize assets with indefinite lives and conducts impairment testing annually in the fourth quarter of each fiscal year, or sooner if events and changes in circumstances suggest that the carrying amount may not be recoverable from its estimated future cash flows including market participant assumptions, when available. During the fourth quarter of fiscal 2009, the Company performed impairment testing by determining the fair value of the entire Company based on the market capitalization at June 30, 2009. The Company then allocated the fair value among the various reporting units and determined that the goodwill balances for SL Danielle and Cynthia Steffe were impaired because the carrying value exceeded the allocated fair value. Accordingly, the Company recorded a goodwill impairment of $2.3 million for fiscal year end 2009. As of June 30, 2009 the Company no longer maintains any goodwill. The review of trademarks and long lived assets is based upon projections of anticipated future undiscounted cash flows. While the Company believes that its estimates of future cash flows are reasonable, different assumptions regarding such cash flows could materially affect evaluations. To the extent these future projections or the Company’s strategies change, the conclusion regarding impairment may differ from the current estimates. There was an impairment charge of approximately $0.1 of long lived assets in fiscal 2009 and no impairment for fiscal 2010 or 2008. No impairment of trademarks has been recognized during the fiscal years 2010, 2009 and 2008.

Income Taxes:

The Company accounts for income taxes under the asset and liability method in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 740. Deferred income taxes reflect the future tax consequences of differences between the tax bases of assets and liabilities and their financial reporting amounts at year-end. The Company periodically reviews its historical and projected taxable income and considers available information and evidence to determine if it is more likely than not that a portion of the deferred tax assets will be realized. A valuation allowance is established to reduce the deferred tax assets to the amount that is more likely than not to be realized. As of July 3, 2010 and June 30, 2009, based upon its evaluation of the Company’s historical and projected results of operations, the current business environment and the magnitude of the net operating loss, the Company recorded a full valuation allowance on its deferred tax assets. If the Company determines that it is more likely than not that a portion of the deferred tax assets will be realized in the future, that portion of the valuation allowance will be reduced and the Company will provide for an income tax benefit in its Statement of Operations at its estimated effective tax rate.

Stock-based Compensation:

The Company has a Stock Option Plan and accounts for the plan under FASB ASC 718, “Compensation-Stock Compensation” which requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. No option grants were issued in fiscal 2010 and 2009.

The following assumptions were used in the Black Scholes option pricing model that was utilized to determine stock-based employee compensation expense under the fair value based method in fiscal 2008.

Fiscal 2008

Weighted average fair value of stock options granted	$0.79
Risk-free interest rate	5.03%
Expected dividend yield	0%
Expected life of options	10.0 years
Expected volatility	131%

Earnings(Loss) Per Share:

Basic earnings (loss) per share has been calculated by dividing the applicable net income (loss) by the weighted average number of common shares outstanding. Diluted earnings per share has been calculated by dividing the applicable net income by the weighted-average number of common shares outstanding and common share equivalents.

	For the Year Ended
	July 3,	June 30,	June 30,
	2010	2009	2008

Denominator for earnings(loss) per share (in millions):
Denominator for basic earnings (loss) per share weighted-average shares outstanding	37.5	37.4	37.4
Assumed exercise of potential common shares	—	—	—

Denominator for diluted earnings (loss) per share	37.5	37.4	37.4

Options to purchase approximately 814,000 and 982,000 shares of the Company’s common stock, par value $0.01 per share (the “Common Stock”) were excluded from the computation of diluted earnings per share for the years ended July 3, 2010 and June 30, 2009, respectively, because their exercise price was greater than the average market price. Potentially dilutive shares of 111,342 shares of Common Stock were not included in the calculation of diluted loss per share for the year ended June 30, 2008 as their inclusion would have been anti-dilutive.

Advertising Expense:

Advertising costs are expensed when incurred. Advertising expenses (including co-op advertising) of $1.5 million, $1.6 million and $1.8 million, were included in selling, general and administrative expenses for the fiscal years ended 2010, 2009 and 2008 respectively.

Fixed Assets:

Furniture and equipment are depreciated using the straight line method over a range of three to eight years. Leasehold improvements are amortized using the straight line method over either the term of the lease or the estimated useful life of the improvement, whichever period is shorter. Computer hardware and software is depreciated using the straight line method over three to five years.

Other Assets:

Other assets primarily consist of security deposits for real estate leases and deferred financing costs, which are being amortized over the life of the finance agreement, which is further described in Note 6.

Foreign Currency Transactions:

The Company negotiates substantially all of its purchase orders with foreign manufacturers in United States dollars. The Company considers the United States dollar to be the functional currency of its overseas subsidiaries. All foreign currency gains and losses are recorded in the Consolidated Statement of Operations.

Fair Value Measurements:

The Company measures fair value in accordance with FASB ASC 820 “Fair Value Measurements and Disclosures,” which provides a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy under ASC 820 are Level 1 inputs which utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access, Level 2 inputs which are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly and may also include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals, and Level 3 inputs which are unobservable inputs for the asset or liability, which are typically based on an entity’s own assumptions, as there is little, if any, related market activity. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and consideration of factors specific to the asset or liability.

Fair Value of Financial Instruments:

The carrying amounts of financial instruments, including accounts receivable, accounts payable and revolving credit borrowings, approximated fair value due to their short-term maturity or variable interest rates.

Deferred Rent Obligations:

The Company accounts for rent expense under noncancelable operating leases with scheduled rent increases on a straight-line basis over the lease term. The excess of straight-line rent expense over scheduled payment amounts is recorded as a deferred liability included in long-term liabilities. Deferred rent obligations amounted to $1.0 million at July 3, 2010 and $0.8 million at June 30, 2009.

Other Comprehensive Loss:

Other comprehensive loss is reflected in the consolidated statements of stockholders’ equity (deficiency) and comprehensive loss. Other comprehensive loss reflects adjustments for pension liabilities.

Segment Reporting:

The Company has determined that it operates in one segment, women’s career and casual sportswear. In addition, less than 2% of total revenue is derived from customers outside the United States. Substantially all of the Company’s long-lived assets are located in the United States.

New Accounting Pronouncements:

In September 2006, the FASB issued a new requirement which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements, which are included in ASC 820. The Company adopted these provisions for non-financial assets and liabilities, effective July 1, 2009, which did not have a material impact on its financial statements.

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

In December 2008, the FASB issued new requirements which expanded the disclosure requirements about plan assets for pension plans, postretirement medical plans, and other funded postretirement plans, which are included in ASC 715. Specifically, the rules require disclosure of: i) how investment allocation decisions are made by management; ii) major categories of plan assets; iii) significant concentrations of credit risk within plan assets; iv) the level of the fair value hierarchy in which the fair value measurements of plan assets fall (i.e. level 1, level 2 or level 3); v) information about the inputs and valuation techniques used to measure the fair value of plan assets; and vi) a reconciliation of the beginning and ending balances of plan assets valued with significant unobservable inputs (i.e. level 3 assets). These new requirements have been adopted by the Company effective for its annual financial statements for fiscal 2010 (see Note 8) and did not have a material impact on the financial statements.

In January 2010, FASB issued Accounting Standards Update (“ASU”) 2010-06, Improving Disclosures about Fair Measurements, which provides amendments to subtopic 820-10 that require separate disclosure of significant transfers in and out of Level 1 and Level 2 fair value measurements and the presentation of separate information regarding purchases, sales, issuances and settlements for Level 3 fair value measurements. Additionally, ASU 2010-06 provides amendments to subtopic 820-10 that clarify existing disclosures about the level of disaggregation and inputs and valuation techniques. ASU 2010-06 is effective for financial statements issued for interim and annual periods ending after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the rollforward of activity in Level 3 fair value measurements, which are effective for interim and annual periods ending after December 15, 2010. The Company does not expect the adoption of ASU 2010-06 to have a material impact on its consolidated financial statements.

In July 2010, the FASB issued Accounting Standards Update ASU 2010-20, Receivables (Topic 310) Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, which improves the disclosures that an entity provides about the credit quality of its financing receivables and the related allowance for credit losses. As a result of these amendments, an entity is required to disaggregate by portfolio segment or class certain existing disclosures and provide certain new disclosures about its financing receivables and related allowance for credit losses. ASU 2010-20 is effective for financial statements issued for interim and annual periods ending on or after December 15, 2010 except for disclosures about activity that occurs during a reporting period, which are effective for interim and annual reporting periods beginning on or after December 15, 2010. The Company does not expect the adoption of ASU 2010-20 to have a material impact on its consolidated financial statements.

3.	Inventories — net

	July 3,	June 30,
	2010	2009
	(In thousands)

Raw materials	$457	$306
Work-in-process	63	71
Finished goods	8,326	3,462

Total	$8,846	$3,839

Inventories are stated at the lower of cost, using the first-in first-out (FIFO) method, or market. Included in finished goods inventories is merchandise in transit of approximately $4.3 million at July 3, 2010 and $1.5 million at June 30, 2009.

4.	Fixed Assets

	July 3,	June 30,
	2010	2009
	(In thousands)

Computer hardware and software	$4,733	$4,523
Furniture and equipment	1,567	1,591
Leasehold improvements	3,402	3,666

	9,702	9,780
Less: accumulated depreciation and amortization	8,817	8,923

	$885	$857

5.	Income Taxes

The following are the major components of the provision for income taxes:

	Fiscal Year Ended
	2010	2009	2008
	(In thousands)

Current:
Federal	$0	$0	$0
State	21	5	5

	21	5	5
Deferred:
Federal	23	(271)	75
State	4	(44)	14

	27	(315)	89

Total	$48	$(310)	$94

Significant components of the Company’s net deferred tax assets and deferred tax liabilities are as follows:

	July 3,	June 30,
	2010	2009
	(In thousands)

Deferred tax assets:
Net federal, state and local operating loss carryforwards	$29,300	$37,300
Costs capitalized to inventory for tax purposes	900	400
Inventory valuation	200	300
Excess of book over tax depreciation	1,500	1,600
Sales allowances not currently deductible	1,100	1,500
Reserves and other items not currently deductible	600	700

	33,600	41,800
Less: valuation allowance for deferred tax assets	(33,600)	(41,800)

Net deferred tax asset	$—	$—

	July 3,	June 30,
	2010	2009
	(In thousands)

Deferred tax liability:
Deferred tax liability related to indefinite lived intangibles	$(173)	$(147)

As of July 3, 2010 and June 30, 2009, based upon its evaluation of historical and projected results of operation and the current business environment, the Company recorded a full valuation allowance on its deferred tax assets. In fiscal 2010, the valuation allowance was decreased by $8.2 million to $33.6 million at July 3, 2010 from $41.8 million at June 30, 2009 primarily due to the partial expiration of net operating loss carryforwards, offset by the Company’s current year net operating loss and other changes in deferred tax assets. If the Company determines that it is more likely than not that a portion of the deferred tax assets will be realized in the future, that portion of the valuation allowance will be reduced and the Company will provide for an income tax benefit in its Statement of Operations at its effective tax rate.

During fiscal 2009, the Company’s deferred tax liability decreased by $315,000 due to the reversal of the deferred tax liabilities previously recorded for temporary differences relating to the Company’s goodwill which was deemed impaired during that year, partially offset by the deferred tax liability recorded in the current year on the temporary differences associated with the Company’s trademarks. The Company’s trademarks are not amortized for book purposes. As the Company continues to amortize trademarks for tax purposes, it will provide a deferred tax liability on the temporary difference. The temporary difference will not reverse until such time as the assets are impaired or sold therefore the likelihood of being offset by the Company’s net operating loss carryforward is uncertain. There were no sales or impairments during the years ended July 3, 2010 and June 30, 2008.

At July 3, 2010, the Company has a federal net operating loss carryforward for income tax purposes of approximately $73.1 million, which will expire between fiscal 2011 and 2030. During each of the years ended July 3, 2010 and June 30, 2009, the Company had approximately $26.3 million and $21.7 million, respectively, of federal net operating loss carryforwards that expired. Approximately 45% of the Company’s net operating loss carryforward expires between 2011 and 2012. Approximately $0.9 million of the operating loss carryforwards relate to the exercise of nonqualified stock options.

	Fiscal Year Ended
	2010	2009	2008
	(In thousands)

Benefit for federal income taxes at the statutory rate	$(2,035)	$(2,594)	$(2,611)
State and local taxes, net of federal benefit	14	3	4
Other	73	68	73
Effects of tax loss carryforwards	1996	2,213	2,628

Provision (benefit) for income tax	$48	$(310)	$94

The Company classifies any interest and penalty payments or accruals within operating expenses on the financial statements. There have been no accruals of interest or penalty payments, nor are there any unrecognized tax benefits as of July 3, 2010. The Internal Revenue Service has reviewed the Company’s income tax returns through the period ended June 30, 2003 and proposed no changes to the tax returns filed by the Company.

6.	Financing Agreements

On March 29, 2010, the Company entered into the New Financing Agreement which amended and restated the previous factoring and financing agreement. In connection with entering into the New Financing Agreement, CIT waived the events of default under the previous factoring and financing agreement resulting from the Company’s failure to comply with the financial covenants as of December 31, 2009 set forth in that agreement.

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

The borrowings under the New Financing Agreement accrue interest at a rate of 3% above prime. The interest rate as of July 3, 2010 was 6.25%. The Company has the option to terminate the New Financing Agreement and will not be liable for any termination fees in the event it terminates the agreement due to non-performance by CIT of certain of its obligations for a specified period of time. Otherwise, in the event of an early termination by the Company, it will be liable for minimum factoring fees.

Prior to the New Financing Agreement, the Company’s previous agreements with CIT provided the Company with a $30.0 million revolving line of credit including a sub-limit in the amount of $12.0 million for issuance of letters of credit. The agreements contained various financing and operating covenants and charged various interest rates that were increased due to covenant defaults. In addition, a previous agreement had a term loan which was paid down in quarterly installments of $425,000 with a balloon payment of $1.8 million which would have been due on October 1, 2008 but was instead assumed by the revolving line of credit in September 2008. The Company’s obligations under the previous agreements were secured by the same assets as the New Financing Agreement.

As of July 3, 2010, the Company had $2.0 million of outstanding letters of credit, total availability of approximately $3.2 million and revolving credit borrowings of $11.2 million under the New Financing Agreement. On June 30, 2009, the Company had $1.2 million of outstanding letters of credit, total availability of approximately $0.7 million and revolving credit borrowings of $6.6 million under the previous agreement.

Factoring Agreements

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

In July 2009, the Company entered into an exclusive supply agreement with CTG. Under this agreement, CTG will act as the exclusive supplier of substantially all merchandise purchased by the Company in addition to providing sample making and production supervision services. In consideration for the Company appointing CTG as the sole supplier of its merchandise in Asia/China for a term of 10 years, CTG paid the Company an exclusive supply premium of $4.0 million. The Company recorded this premium as deferred income and as of July 3, 2010, $0.4 million of the premium is included in accrued expenses and approximately $3.2 million is considered long term. The Company will recognize the premium as income on a straight line basis over the 10 year term of the agreement. For the year ended July 3, 2010, the Company recognized approximately $0.4 million which was recorded as a reduction to cost of goods sold. For the year ended July 3, 2010 the Company recorded a charge of $0.2 million reflecting net severance costs related to the closure of the Company’s Hong Kong office and the transfer of the majority of the staff to CTG. At July 3, 2010, amounts owed to CTG for merchandise approximated $12.2 million and are included in accounts payable.

8.	Employee Benefit Plans

Pension Plan:

Pursuant to a collective bargaining agreement, the Company’s union employees are eligible to participate in the Company’s defined benefit pension plan after completion of one year of eligible service. Pension benefits are based on the number of years of service times a predetermined factor. Effective June 30, 2007, the Company has adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Post Retirement Plans, an Amendment of FASB No. 87,106 and 132(R)” (“SFAS 158”). SFAS 158 requires employers to recognize the over or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The adoption of this statement did not have an effect on the Company’s financial statements. The Company uses June 30th as its measurement date for the pension plan.

Pension expense amounted to approximately $49,000, $45,000, and $24,000 in fiscal 2010, 2009, and 2008, respectively.

Obligations and Funded Status

The reconciliation of the benefit obligation and funded status of the pension plan as of July 3, 2010 and June 30, 2009 is as follows:

	2010	2009
	(in thousands)

Change in benefit obligation – projected and accumulated
Benefit obligation at beginning of year	$1,945	$1,890
Service cost	8	17
Interest cost	114	111
Actuarial loss	11	5
Change in assumption	116	—
Benefits paid	(88)	(78)

Benefit obligation at end of year	$2,106	$1,945

Change in plan assets
Fair value of plan assets at beginning of year	$1,399	$1,612
Actual return on plan assets	89	(241)
Employer contributions	—	106
Benefits paid	(88)	(78)

Fair value of plan assets at end of year	$1,400	$1,399

Funded status	$(706)	$(546)
Unrecognized net actuarial loss	1,040	929

Net amount recognized	$334	$383

Amounts recognized in the statement of financial position consist of:
Accrued benefit cost	$(706)	$(546)
Accumulated other comprehensive loss	1,040	929

Net amount recognized	$334	$383

The total accrued benefit cost of $706,000 and $546,000 is included in long-term liabilities on the consolidated balance sheet as of July 3, 2010 and June 30, 2009 respectively. As of July 3, 2010, the amount in accumulated other comprehensive loss that has not yet been recognized as a component of net periodic benefit cost is comprised entirely of net actuarial losses. The change in assumption included in the benefit obligation calculation during fiscal 2010 reflects a change in the methodology for amortizing gains and losses based on the life expectancies of inactivate participants. The amount of the net actuarial losses expected to be recognized as a component of net periodic benefit cost over the next fiscal year is approximately $37,000.

	Fiscal Year
(In thousands)	2010	2009	2008

Components of Net Periodic Benefit Cost:
Service cost	$8	$17	$22
Interest cost	114	111	108
Expected return on plan assets	(105)	(128)	(132)
Amortization of accumulated unrecognized loss	32	45	26

Net periodic benefit cost	$49	$45	$24

Additional Information

The adjustment to the funded status included in other comprehensive loss was $111,000, $328,000, and $167,000 for the years ended July 3, 2010, June 30, 2009 and June 30, 2008, respectively.

Assumptions

Weighted average assumptions used to determine:

Net periodic benefit (cost) for the fiscal years ended:	2010	2009	2008

Discount Rate	6.00%	6.00%	6.00%
Expected Long Term Rate of Return on plan assets	7.75%	8.00%	8.00%

Benefit Obligation at end of year:	2010	2009

Discount Rate	5.50%	6.00%
Expected Long Term Rate of Return on plan assets	7.75%	7.75%

The expected long-term rate of return on plan assets was determined based on long-term return analysis for equity, debt and other securities as well as historical returns. Long-term trends are evaluated relative to market factors such as inflation and interest rates.

Plan Assets

The Company’s pension plan weighted-average asset allocations at July 3, 2010 and June 30, 2009, by asset category are as follows:

	Plan Assets	Plan Assets
	at July 3,	at June 30,
Asset Category	2010	2009

Equity securities	40%	37%
Debt securities	37%	34%
Cash equivalents	23%	29%

Total	100%	100%

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

The guidelines to be maintained by the portfolio manager are as follows:

Percentage of
Total Portfolio	Asset Category

25 – 35%	Cash and short term investments
25 – 35%	Long-term fixed income/debt securities
25 – 40%	Common stock/equity securities

The following is a summary of the fair value inputs used as of July 3, 2010 in valuing pension plan investments carried at fair value (in thousands):

	Level 1	Level 2	Level 3	Total

Pooled separate accounts	$—	$1,400	$—	$1,400

The plan’s assets are held in pooled separate accounts which are valued at the net fair value of the underlying assets as determined generally by using quotation services.

Contributions

The Company will be required to contribute approximately $25,000 to the pension plan in fiscal 2011.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (In thousands):

Fiscal Year	Pension Benefits

2011	$97
2012	108
2013	118
2014	124
2015	133
2016 – 2020	741

Savings Plan

The Company has a savings plan (the “Savings Plan”) under which eligible employees may contribute a percentage of their compensation. The Company (subject to certain limitations) had contributed 10% of the employee’s contribution until July 2009 when the Company suspended its contribution. The Company contributions are invested in investment funds selected by the participants and were subject to vesting provisions of the Savings Plan. The contribution to the Savings Plan in fiscal 2010, 2009, and 2008 was funded by the plan’s forfeiture account.

9.	Stock Based Compensation

Stock Option Plan

The Company has a Stock Option Plan (the “Option Plan”). Pursuant to the Option Plan, the Company may grant to eligible individuals incentive stock options, as defined in the Internal Revenue Code of 1986, and non incentive stock options. Generally, vesting periods range from two to five years with a maximum term of ten years. Under the Option Plan, 7,750,000 shares of Common Stock are reserved for issuance. The maximum number of shares of Common Stock that any one eligible individual may be granted in respect of options may not exceed 4,000,000 shares of Common Stock. No stock options may be granted subsequent to October 29, 2007. The exercise price may not be less than 100% of the fair market value on the date of grant for incentive stock options.

Information regarding the Company’s stock options is summarized below:

	Stock Options
			Weighted
			Average
		Weighted	Remaining
	Number	Average	Contractual
	of Shares	Exercise Price	Life (Years)

Outstanding at July 1, 2009	982,012	$.62
Options forfeited/expired	(168,408)	$.75

Outstanding at July 3, 2010	813,604	$.59	1.72
Vested and exercisable at July 3, 2010	808,604	$.59	1.69

There were no options exercised during fiscal 2010 and 2009. The total fair value of shares vested during the fiscal years ended 2010, 2009, and 2008 was $9,000, $13,000, and $28,000, respectively. There was no aggregate intrinsic value of options outstanding or options currently exercisable at July 3, 2010 and June 30, 2009.

A summary of the status of the Company’s nonvested shares as of July 3, 2010, and changes during the year ended July 3, 2010, is presented below:

		Weighted-Average
		Grant Date
Nonvested Shares	Shares	Fair Value

Nonvested July 1, 2009	36,250	$0.87
Vested	(31,250)	0.87

Nonvested, July 3, 2010	5,000	$0.81

All stock options are granted at fair market value of the Common Stock at grant date. The outstanding stock options have a weighted average contractual life of 1.72 years, 2.77 years and 3.80 years in 2010, 2009 and 2008, respectively. The number of stock options exercisable at July 3, 2010, June 30, 2009 and June 30, 2008 were 808,604, 945,762 and 1,001,812 respectively. As of July 3, 2010, there was $4,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Option Plan. That cost is expected to be recognized over a weighted-average period of 1.0 years.

Restricted Stock Inducement Plan

On November 15, 2007, the Board of Directors (the “Board”) adopted the Bernard Chaus, Inc. 2007 Restricted Stock Inducement Plan (the “Plan”). As the Plan was an inducement plan, the shareholders of the Company did not approve, nor were they required to approve, the Plan. The Plan was intended to induce certain individuals to become employees of the Company by offering them a stake in the Company’s success. The maximum number of shares of the Company’s common stock that may be granted under the Plan is 100,000, which may consist of authorized and unissued shares or treasury shares. The number and kind of shares available under the Plan are subject to adjustment upon changes in capitalization of the Company affecting the shares. Whenever any outstanding award is forfeited, cancelled or terminated, the underlying shares will be available for future issuance, to the extent of the forfeiture, cancellation or termination. The Plan will remain in effect until the earlier of ten years from the date of its adoption by the Board or the date it is terminated by the Board. The Board has discretion to amend and/or terminate the Plan without the consent of participants, provided that no amendment may impair any rights previously granted to a participant under the Plan without such participant’s consent. On January 9, 2008, the Company granted to its Chief Operating Officer, 100,000 shares of restricted stock which vest in two annual installments of 50,000 shares. The restricted stock was issued at the fair market value at date of grant. The fair market value of approximately $59,000 is being recognized over the two year vesting period. Stock compensation expense for the restricted shares was approximately $15,000, $29,000 and$15,000 for the fiscal years ended 2010, 2009 and 2008, respectively.

10.	Commitments, Contingencies and Other Matters

Lease Obligations:

The Company leases showroom, distribution and office facilities, and equipment under various noncancelable operating lease agreements which expire through fiscal 2019. Rental expense for the fiscal years ended 2010, 2009 and 2008 was approximately $2.1 million, $2.4 million and $1.8 million, respectively.

The minimum aggregate rental commitments at July 3, 2010 are as follows (in thousands):

Fiscal year ending:

2011	$1,920
2012	1,941
2013	1,951
2014	1,776
2015	1,804
Thereafter	7,432

$16,824

Letters of Credit:

The Company was contingently liable under letters of credit issued by banks to cover primarily contractual commitments for merchandise purchases of approximately $0.9 million and $0.7 million at July 3, 2010 and June 30, 2009, respectively. The Company also was contingently liable for stand by letters of credit issued by banks of approximately $1.1 million and $0.5 million at July 3, 2010 and June 30, 2009, respectively.

Inventory purchase commitments:

The Company was contingently liable for contractual commitments for merchandise purchases of approximately $16.0 million and $6.5 million at July 3, 2010 and June 30, 2009, respectively. The contractual commitments for merchandise purchases include the letters of credits shown above.

Kenneth Cole License Agreement:

The Company has a license agreement with KCP to manufacture and sell women’s sportswear under various labels. On October 19, 2010, the Company entered into an agreement with KCP pursuant to which the license agreement will terminate on June 1, 2011 rather than the original termination date of June 30, 2012. Under the KCP Termination Agreement, the Company continues to be liable for royalties on net sales through termination and is relieved of certain restrictions on engaging in transactions and activities in the apparel industry as well as the obligation to pay certain promotional, marketing and advertising fees required under the license agreement. KCP has agreed to assume certain of the Company’s liabilities associated with the Company’s performance under the license agreement as well to pay the Company a termination fee upon termination of the agreement in June 2011.

Litigation:

The Company is involved in legal proceedings from time to time arising out of the ordinary conduct of its business. The Company believes that the outcome of these proceedings will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

11.	Unaudited Quarterly Results of Operations

Unaudited quarterly financial information for fiscal 2010 and fiscal 2009 is set forth in the table below:

	(In thousands, except per share amounts)
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Fiscal 2010
Net revenue	$23,710	$21,097	$27,781	$27,565
Gross profit	6,471	4,701	8,059	5,192
Net income (loss)	(943)	(2,471)	16	(2,635)
Basic earnings (loss) per share	(0.03)	(0.07)	0.00	(0.06)
Diluted earnings (loss) per share	(0.03)	(0.07)	0.00	(0.06)
Fiscal 2009
Net revenue	$33,898	$26,049	$33,107	$19,042
Gross profit	9,968	5,623	9,378	3,712
Net income (loss)	126	(3,581)	(126)	(5,996)
Basic earnings (loss) per share	(0.00)	(0.10)	0.00	(0.16)
Diluted earnings (loss) per share	(0.00)	(0.10)	0.00	(0.16)

The sum of the quarterly net earnings per share amounts may not equal the full-year amount since the computations of the weighted average number of common-equivalent shares outstanding for each quarter and the full year are made independently.

SCHEDULE II

BERNARD CHAUS, INC. & SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

		Additions
	Balance at	Charged to
	Beginning of	Costs and		Balance at
Description	Year	Expenses	Deductions	End of Year

Year ended July 3, 2010
Allowance for doubtful accounts	$11	$0	$11[1]	$0
Reserve for customer allowance and deductions	$3,404	$10,940	$12,100[2]	$2,244

Year ended June 30, 2009
Allowance for doubtful accounts	$25	$0	$14[1]	$11
Reserve for customer allowance and deductions	$2,916	$12,182	$11,694[2]	$3,404

Year ended June 30, 2008
Allowance for doubtful accounts	$60	$0	$35[1]	$25
Reserve for customer allowance and deductions	$2,785	$12,444	$12,313[2]	$2,916

1	Uncollectible accounts written off

2	Allowances charged to reserve and granted to customers

S-1