Form 10-Q
period 2010-10-02
CHAUS BERNARD INC
filed 2010-11-22
CIK 793983

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended October 2, 2010.
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes ☐       No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Date	Class	Shares Outstanding
November 22, 2010	Common Stock, $0.01 par value	37,481,373

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
BERNARD CHAUS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except number of shares and per share amounts)

	October 2,	July 3,	September 30,
	2010	2010	2009
	(Unaudited)	( * )	(Unaudited)
Assets
Current Assets
Cash	$3	$4	$2,840
Accounts receivable — factored	18,793	19,404	15,471
Accounts receivable — net	2,568	1,789	1,214
Inventories — net	8,785	8,846	6,133
Prepaid expenses and other current assets	498	536	586

Total current assets	30,647	30,579	26,244
Fixed assets — net	920	885	818
Other assets	7	25	100
Trademarks	1,000	1,000	1,000

Total assets	$32,574	$32,489	$28,162

Liabilities and Stockholders’ Deficiency
Current Liabilities
Revolving credit borrowings	$9,990	$11,175	$11,476
Accounts payable	20,732	19,399	9,136
Accrued expenses	1,353	2,305	2,726

Total current liabilities	32,075	32,879	23,338
Deferred income	3,135	3,234	3,534
Long term liabilities	1,773	1,735	1,486
Deferred income taxes	180	173	154

Total liabilities	37,163	38,021	28,512
Stockholders’ Deficiency
Preferred stock, $.01 par value, authorized shares — 1,000,000; issued and outstanding shares — none	—	—	—
Common stock, $.01 par value, authorized shares — 50,000,000; issued shares — 37,543,643 at October 2, 2010, July 3,2010 and September 30, 2009	375	375	375
Additional paid-in capital	133,441	133,440	133,421
Deficit	(135,885)	(136,827)	(131,737)
Accumulated other comprehensive loss	(1,040)	(1,040)	(929)
Less: Treasury stock at cost — 62,270 shares at October 2, 2010, July 3, 2010 and September 30, 2009	(1,480)	(1,480)	(1,480)

Total stockholders’ deficiency	(4,589)	$(5,532)	(350)

Total liabilities and stockholders’ deficiency	$32,574	$32,489	$28,162

*	Derived from audited financial statements at July 3, 2010.
See accompanying notes to consolidated financial statements.

BERNARD CHAUS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except number of shares and per share amounts)

	For the Three Months Ended
	October 2,	September 30,
	2010	2009
	(Unaudited)	(Unaudited)
Net revenue	$27,716	$23,710
Cost of goods sold	21,123	17,239

Gross profit	6,593	6,471
Selling, general and administrative expenses	7,295	7,251
Accrued gain on early termination of license agreement	(1,857)	—

Income (loss) from operations	1,155	(780)

Interest expense	201	153

Income (loss) before income tax provision	954	(933)
Income tax provision	12	10

Net income (loss)	$942	$(943)

Basic earnings (loss) per share	$0.03	$(0.03)

Diluted earnings (loss) per share	$0.03	$(0.03)

Weighted average number of common shares outstanding- basic	37,481,000	37,481,000

Weighted average number of common and common equivalent shares outstanding- diluted	37,481,000	37,481,000

See accompanying notes to consolidated financial statements.

BERNARD CHAUS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Three Months Ended
	October 2,	September 30,
	2010	2009
	(Unaudited)	(Unaudited)
Operating Activities
Net income (loss)	$942	$(943)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	89	192
Amortization of deferred income	(99)	(66)
Stock compensation expense	1	5
Deferred rent expense	26	166
Deferred income taxes	7	7
Changes in operating assets and liabilities:
Accounts receivable — factored	611	(4,608)
Accounts receivable	(779)	(1,281)
Inventories	61	(2,294)
Prepaid expenses and other assets	38	(267)
Accounts payable	1,333	2,885
Accrued expenses and long term liabilities	(940)	187

Net cash provided by (used in) operating activities	1,290	(6,017)

Investing Activities
Purchases of fixed assets	(106)	(139)

Cash used in investing activities	(106)	(139)

Financing Activities
Net proceeds (payments) from revolving credit borrowings	(1,185)	4,870
Proceeds from supply agreement	—	4,000

Net cash provided by (used in) financing activities	(1,185)	8,870

Increase (decrease) in cash	(1)	2,714
Cash, beginning of year	4	126

Cash, end of year	$3	$2,840

Supplemental Disclosure of Cash Flow Information:
Cash paid for:
Taxes	$14	$13

Interest	$182	$139

BERNARD CHAUS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Three Months Ended October 2, 2010 and September 30, 2009
     1. Business and Summary of Significant Accounting Policies
Business:
          Bernard Chaus, Inc. (the “Company” or “Chaus”) designs, arranges for the manufacture of and markets an extensive range of women’s career and casual sportswear principally under the JOSEPHINE CHAUS® JOSEPHINE®, JOSEPHINE STUDIO®, CHAUS®, CHAUS SPORT®, CYNTHIA STEFFE®, SEAMLINE CYNTHIA STEFFE® and CYNTHIA CYNTHIA STEFFE® trademarks and under private label brand names. The Company’s products are sold nationwide through department store chains, specialty retailers, discount stores, wholesale clubs and other retail outlets. The Company’s CHAUS product lines sold through the department store channels are in the opening price points of the “better” category. The Company’s CYNTHIA STEFFE product lines are an upscale contemporary women’s apparel line sold through department stores and specialty stores. The Company’s private label product lines are designed and sold to various customers. The Company also has a license agreement (the “KCP License Agreement”) with Kenneth Cole Productions, Inc. (“KCP”) to manufacture and sell women’s sportswear under various labels. These products offer high-quality fabrications and styling at “better” price points. On October 19, 2010, the Company entered into an agreement with KCP (the “KCP Termination Agreement”) pursuant to which the license agreement will terminate on June 1, 2011 rather than the original termination date of June 30, 2012. Under the KCP Termination Agreement, the Company is relieved of certain restrictions on engaging in transactions and activities in the apparel industry as well as the obligation to pay certain promotional, marketing and advertising fees required under the license agreement. KCP has agreed to assume certain of the Company’s liabilities associated with the Company’s performance under the license agreement as well to pay the Company a termination fee upon termination of the agreement in June 2011. The termination fee is based on sales to certain customers through June 1, 2011, as defined in the agreement, and $1.9 million has been recorded during the three months ended October 2, 2010 as an accrued gain on early termination of the license agreement on the accompanying Consolidated Statement of Operations.
          On November 18, 2010, the Company entered into a trademark license agreement (“Camuto License Agreement”) with Camuto Consulting, Inc. d/b/a Camuto Group (“Camuto”). This agreement grants the Company an exclusive license to design, manufacture, sell and distribute women’s sportswear and ready-to-wear apparel under the trademark “Vince Camuto” in approved department stores, specialty retailers and off-price channels in the United States, Canada and Mexico. The initial term of the Camuto License Agreement expires on December 31, 2015. The Company has the option to renew the agreement for an additional term of three years if it meets specified sales targets and is in compliance with the terms of the agreement. In addition, Camuto has the ability to terminate the agreement under certain circumstances, as described in the agreement. The Company is required to pay Camuto certain royalties on net sales and has agreed to guaranteed minimum yearly royalty and advertising amounts. In addition, it is obligated to expend a minimum amount each quarter on marketing. See Note 6 for further information.
          The Company’s business plan requires the availability of sufficient cash flow and borrowing capacity to finance its product lines and to meet its cash needs. The Company expects to satisfy such requirements through cash on hand, cash flow from operations and borrowings from its lender. The Company’s fiscal 2011 business plan anticipates improvement from fiscal 2010, by achieving improved gross margin percentages and additional cost reduction initiatives primarily in the last six months of fiscal 2011. The Company’s ability to achieve its fiscal 2011 business plan is critical to maintaining adequate liquidity. The Company relies on CIT, the sole source of its financing, to borrow money in order to fund its operations. Should CIT cease funding its operations, the Company may not have sufficient cash flow from operations to meet its liquidity needs. In addition, China Ting Group Holdings Limited (“CTG”) manufactures the majority of the Company’s product on favorable payment terms. For additional information see Note 4 below. In the event CTG terminates this agreement or requires a change in the favorable payment terms, the Company may be unable to locate alternative suppliers in a timely manner or obtain similarly favorable payment terms. For the fiscal year ended July

BERNARD CHAUS, INC. AND SUBSIDIARIES
3, 2010, the KCP license agreement accounted for approximately 50% of the Company’s revenues and this agreement will terminate on June 1, 2011. While the Company entered into the Camuto License Agreement on November 18, 2010, there can be no assurance that it will be able to derive revenue from this agreement sufficient to offset the loss in revenue resulting from the termination of the KCP license agreement. Should CIT cease funding the Company’s operations, CTG terminate its agreement with the Company or require a change in the favorable payment terms, or the Company fails to offset the revenue lost as a result of the termination of the KCP license agreement, there could be a material adverse effect on the Company’s business, liquidity and financial condition.
Basis of Presentation:
          The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended October 2, 2010 are not necessarily indicative of the results that may be expected for the year ending July 2, 2011 or any other period. The balance sheet at July 3, 2010 has been derived from the audited financial statements at that date. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended July 3, 2010.
Fiscal Year:
          On June 18, 2010, the Board of Directors of the Company approved a change to the Company’s fiscal year end from June 30th to the Saturday closest to June 30th and effective immediately the Company now reports on a fifty-two/fifty-three week fiscal year-end. Due to the change, the three months ended October 2, 2010 and September 30, 2009 contained ninety and ninety-one days, respectively. The net sales for the one day is not deemed material.
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
Factoring Agreement and Accounts Receivable:
          On March 29, 2010, the Company entered into an amended and restated factoring and financing agreement (“New Financing Agreement”) with The CIT Group/Commercial Services, Inc. (“CIT”). The New Financing Agreement provides for a non-recourse factoring arrangement which provides notification factoring on substantially all of the Company’s sales on terms substantially similar to those in effect under the previous factoring and financing agreement whereby CIT, based on credit approved orders, assumes the accounts receivable risk of the Company’s customers in the

BERNARD CHAUS, INC. AND SUBSIDIARIES
event of insolvency or non-payment. The Company assumes the accounts receivable risk on sales factored to CIT but not approved by CIT as non-recourse factored receivables, which approximated $0.7 million at October 2, 2010, $0.7 million at July 3, 2010, and $0.4 million at September 30, 2009. The Company receives payment on non-recourse factored receivables from CIT as of the earliest of: a) the date that CIT has been paid by the Company’s customers; b) the date of the customer’s longest maturity if the customer is in bankruptcy or insolvency proceedings; or c) the last day of the third month following the customer’s longest maturity date if the receivable remains unpaid. All receivable risks for customer deductions that reduce the customer receivable balances are retained by the Company, including, but not limited to, allowable customer markdowns, operational chargebacks, disputes, discounts, and returns. These deductions totaling $1.4 million as of October 2, 2010, $2.2 million as of July 3, 2010 and $2.0 million as of September 30, 2009, have been recorded as a reduction of either accounts receivable — factored or accounts receivable — net based upon the classification of the respective customer balance to which they pertain. The Company also assumes the risk on accounts receivable not factored to CIT which is shown as accounts receivable-net on the accompanying balance sheets. See Note 3 for additional information about the Company’s financing agreement with CIT.
Inventories:
          Inventories are stated at the lower of cost or market, cost being determined on the first-in, first-out method. The majority of the Company’s inventory purchases are shipped FOB shipping point from the Company’s suppliers. The Company takes title and assumes the risk of loss when the merchandise is received at the boat or airplane overseas. The Company records inventory at the point of such receipt at the boat or airplane overseas. Reserves for slow moving and aged merchandise are provided to adjust inventory costs based on historical experience and current product demand. Inventory reserves were approximately $0.7 million at October 2, 2010, $0.5 million at July 3, 2010 and $0.6 million at September 30, 2009. Inventory reserves are based upon the level of excess and aged inventory and the Company’s estimated recoveries on the sale of the inventory. While markdowns have been within expectations and the provisions established, the Company cannot guarantee that it will continue to experience the same level of markdowns as in the past.
Long-Lived Assets and Trademarks:
          Trademarks relate to the Cynthia Steffe trademarks and were determined to have an indefinite life. The Company does not amortize assets with indefinite lives and conducts impairment testing annually in the fourth quarter of each fiscal year, or sooner if events and changes in circumstances suggest that the carrying amount may not be recoverable from its estimated future cash flows including market participant assumptions, when available. The review of trademarks and long lived assets is based upon projections of anticipated future undiscounted cash flows. While the Company believes that its estimates of future cash flows are reasonable, different assumptions regarding such cash flows could materially affect evaluations. To the extent these future projections or the Company’s strategies change, the conclusion regarding impairment may differ from the current estimates. There were no impairment charges for the three months ended October 2, 2010 or September 30, 2009.
Income Taxes:
          The Company accounts for income taxes under the asset and liability method in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 740. Deferred income taxes reflect the future tax consequences of differences between the tax bases of assets and liabilities and their financial reporting amounts at year-end. The Company periodically reviews its historical and projected taxable income and considers available information and evidence to determine if it is more likely than not that a portion of the deferred tax assets will be realized. A valuation allowance is established to reduce the deferred tax assets to the amount that is more likely than not to be realized. As of October 2, 2010, July 3, 2010 and September 30, 2009, based upon its evaluation of the Company’s historical and projected results of operations, the current business environment and the magnitude of the net operating loss, the Company recorded a full valuation allowance on its deferred tax assets. If the Company determines that it is more likely than not that a portion of the deferred tax assets will be realized in the future, that portion of the valuation allowance will be reduced and the Company will provide for an income tax benefit in its Statement of Operations at its estimated effective tax rate.

BERNARD CHAUS, INC. AND SUBSIDIARIES
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

	For the Three Months Ended
	October 2,	September 30,
	2010	2009
Denominator for earnings (loss) per share (in millions):
Denominator for basic earnings (loss) per share weighted-average shares outstanding	37.5	37.5
Assumed exercise of potential common shares	—	—

Denominator for diluted earnings (loss) per share	37.5	37.5

          Options to purchase approximately 754,000 and 895,000 shares of common stock were excluded from the computation of diluted earnings per share for the three months ended October 2, 2010 and September 30, 2009, respectively because their exercise prices were greater than the average market price.
Fair Value of Financial Instruments:
          The carrying amounts of financial instruments, including accounts receivable, accounts payable and revolving credit borrowings approximated fair value due to their short-term maturity or variable interest rates.
New Accounting Pronouncements:
          In January 2010, FASB issued Accounting Standards Update (“ASU”) 2010-06, Improving Disclosures about Fair Value Measurements, which provides amendments to subtopic 820-10 that require separate disclosure of significant transfers in and out of Level 1 and Level 2 fair value measurements and the presentation of separate information regarding purchases, sales, issuances and settlements for Level 3 fair value measurements. Additionally, ASU 2010-06 provides amendments to subtopic 820-10 that clarify existing disclosures about the level of disaggregation and inputs and valuation techniques. ASU 2010-06 is effective for financial statements issued for interim and annual periods ending after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the rollforward of activity in Level 3 fair value measurements, which are effective for interim and annual periods ending after December 15, 2010. The Company does not expect the adoption of ASU 2010-06 to have a material impact on its consolidated financial statements.
          In July 2010, the FASB issued ASU 2010-20, Receivables (Topic 310) Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, which improves the disclosures that an entity provides about the credit quality of its financing receivables and the related allowance for credit losses. As a result of these amendments, an entity is required to disaggregate by portfolio segment or class certain existing disclosures and provide certain new disclosures about its financing receivables and related allowance for credit losses. ASU 2010-20 is effective for financial statements issued for interim and annual periods ending on or after December 15, 2010 except for disclosures about activity that occurs during a reporting period, which are effective for interim and annual reporting periods beginning on or after December 15, 2010. The Company does not expect the adoption of ASU 2010-20 to have a material impact on its consolidated financial statements.

BERNARD CHAUS, INC. AND SUBSIDIARIES
     2. Inventories — net

	October 2,	July 3,	September 30,
	2010	2010	2009
	(in thousands)
	(unaudited)	(*)	(unaudited)
Raw materials	$399	$457	$257
Work-in-process	46	63	28
Finished goods	8,340	8,326	5,848

Total	$8,785	$8,846	$6,133

*	Derived from the audited financial statements at July 3, 2010.
          Inventories are stated at the lower of cost, using the first in first-out (FIFO) method, or market. Included in finished goods inventories is merchandise in transit of approximately $3.5 million at October 2, 2010, $4.3 million at July 3, 2010 and $2.6 million at September 30, 2009.
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
          The borrowings under the New Financing Agreement accrue interest at a rate of 3% above prime. The interest rate as of October 2, 2010 was 6.25%. The Company has the option to terminate the New Financing Agreement with CIT. If the Company terminates the agreement with CIT due to non-performance by CIT of certain of its obligations for a specified period of time, the Company will not be liable for any termination fees. Otherwise in the event of an early termination by the Company it will be liable for minimum factoring fees.
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
          On October 2, 2010, the Company had $1.3 million of outstanding letters of credit, total availability of approximately $3.8 million, and $10.0 million of revolving credit borrowings under the New Financing Agreement. On September 30,

BERNARD CHAUS, INC. AND SUBSIDIARIES
2009, the Company had $1.5 million of outstanding letters of credit, and $11.5 million of revolving credit borrowings under the previous factoring and financing agreement. The Company had $2.8 million of cash as of September 30, 2009, as a result of drawing down all its availability.
Factoring Agreement
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
     4. Deferred Income
          In July 2009, the Company entered into an exclusive supply agreement with CTG. Under this agreement, CTG acts as the exclusive supplier of substantially all merchandise purchased by the Company in addition to providing sample making and production supervision services. In consideration for the Company appointing CTG as the sole supplier of its merchandise in Asia/China for a term of 10 years, CTG paid the Company an exclusive supply premium of $4.0 million. The Company recorded this premium as deferred income and as of October 2, 2010, $0.4 million of the premium is included in accrued expenses and approximately $3.1 million is considered long term. The Company will recognize the premium as income on a straight line basis over the 10 year term of the agreement. For each of the three months ended October 2, 2010 and September 30, 2009, the Company recognized approximately $0.1 million of income as a reduction to cost of goods sold. For the three months ended September 30, 2009, the Company recorded a charge of $0.2 million reflecting net severance costs related to the closure of the Company’s Hong Kong office and the transfer of the majority of the staff to CTG. At October 2, 2010, amounts owed to CTG for merchandise approximated $12.8 million and are included in accounts payable.
     5. Pension Plan
          Components of Net Periodic Benefit Cost

	Pension Plan
	For the Three Months Ended
	October 2,	September 30,
	2010	2009
	(Unaudited)
	(In Thousands)
Service cost	$2	$2
Interest cost	28	28
Expected return on plan assets	(26)	(26)
Amortization of net loss	9	20

Net periodic benefit cost	$13	$24

          Employer Contributions
     The Company will be required to contribute approximately $25,000 to the pension plan in fiscal 2011.

BERNARD CHAUS, INC. AND SUBSIDIARIES
     6. Commitments and Contingencies
          As disclosed in Note 1, on November 18, 2010, the Company entered into the Camuto License Agreement which includes the following minimum royalties, advertising and marketing expenses through December 31, 2015:

Fiscal year ending:	Amount
(in thousands)
2011	$0
2012	2,140
2013	1,350
2014	1,635
2015	1,860
2016	975

Total	$7,960

BERNARD CHAUS, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-looking Statements
     Certain statements contained herein are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that have been made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements are indicated by words or phrases such as “anticipate,” “estimate,” “project,” “expect,” “believe,” “may,” “could,” “would,” “plan,” “intend” and similar words or phrases. Such statements are based on current expectations and are subject to certain risks, uncertainties and assumptions, including, but not limited to, the overall level of consumer spending on apparel; the financial strength of the retail industry, generally and our customers in particular; changes in trends in the market segments in which we compete and our ability to gauge and respond to changing consumer demands and fashion trends; the level of demand for our products; our dependence on our major department store customers; the continued support of retailers for our Kenneth Cole licensed merchandise through the termination of the license; the success of the new Camuto Licensing Agreement; the highly competitive nature of the fashion industry; our ability to satisfy our cash flow needs, including the cash requirements under the Camuto Licensing Agreement; our ability to achieve our business plan and have adequate access to capital; our ability to operate within production and delivery constraints, including the risk of failure of manufacturers and our exclusive supplier to deliver products in a timely manner or to quality standards; the risk that our exclusive supplier will continue to supply product to us on favorable payment terms; our ability to meet the requirements of the Camuto Licensing Agreement; our ability to source product in an environment of high volatility and inflationary pressures on prices of labor and raw materials; our ability to attract and retain qualified personnel; and changes in economic or political conditions in the markets where we sell or source our products, including war and terrorist activities and their effects on shopping patterns, as well as other risks and uncertainties set forth in the Company’s publicly-filed documents, including this Quarterly Report on Form 10-Q. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected.
     There are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements, including those addressed below in Part II, Item 1A. under “Risk Factors.” For a more detailed discussion of some of the foregoing risks and uncertainties, see “Item 1A. Risk Factors” in Part I of our Annual Report on Form 10-K for the year ended July 3, 2010, as well as the other reports filed by us with the Securities and Exchange Commission.
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

BERNARD CHAUS, INC. AND SUBSIDIARIES
as the obligation to pay certain promotional, marketing and advertising fees required under the KCP License Agreement. KCP has agreed to assume certain of our liabilities associated with our performance under the KCP License Agreement as well to pay us a termination fee upon termination of the agreement in June 2011.
     On November 18, 2010, we entered into a trademark license agreement (“Camuto License Agreement”) with Camuto Consulting, Inc. d/b/a Camuto Group (“Camuto”). This agreement grants us an exclusive license to design, manufacture, sell and distribute women’s sportswear and ready-to-wear apparel under the trademark “Vince Camuto” in approved department stores, specialty retailers and off-price channels in the United States, Canada and Mexico. The initial term of the Camuto License Agreement expires on December 31, 2015. We have the option to renew the agreement for an additional term of three years if we meet specified sales targets and are in compliance with other terms of the agreement. In addition, Camuto has the ability to terminate the agreement under certain circumstances, as described in the agreement. We are required to pay Camuto certain royalties on net sales and have agreed to guaranteed minimum yearly royalty and advertising amounts. In addition, we are obligated to expend a minimum amount each year on marketing.
Exclusive Supply Agreement
     In July 2009 we entered into an exclusive supply agreement pursuant to which CTG serves as the exclusive supplier of substantially all merchandise purchased by us in Asia in addition to providing sample making and production supervision services. See Note 4 for more information about this agreement.
Results of Operations
The following table sets forth, for the periods indicated, certain items expressed as a percentage of net revenue.

	For the Three Months Ended
	October 2,	September 30,
	2010	2009
Net revenue	100.00%	100.00%
Gross profit	23.8%	27.3%
Selling, general and administrative expenses	26.3%	30.6%
Accrued gain on early termination of license agreement	(6.7)%	—
Interest expense	0.7%	0.6%
Net income (loss)	3.4%	(4.0)%
     Net revenues for the three months ended October 2, 2010 increased by 16.9%, or $4.0 million, to $27.7 million from $23.7 million for the three months ended September 30, 2009. Units sold increased by approximately 7.8% and the overall price per unit increased by approximately 8.4%. Our net revenues increased due to an increase in revenues in our licensed product lines of $2.6 million, Cynthia Steffe product lines of $1.5 million, and private label product lines of $0.3 million, partially offset by a decrease in our Chaus product lines of $0.5 million. The increase in our licensed product lines was substantially due to increased penetration of various Kenneth Cole labels into existing department store customers as well as an increase in our club channel of distribution. The increase in our Cynthia Steffe product lines was due to increases in all channels of distribution. The decrease in business in our Chaus product lines was primarily attributable to a decrease in our club channel of distribution.
     Gross profit for the three months ended October 2, 2010 increased $0.1 million to $6.6 million as compared to $6.5 million for the three months ended September 30, 2009 primarily attributable to an increase in revenues. The increase in gross profit was primarily due to the increase in gross profit in our Cynthia Steffe product lines of $0.4 million, private label product lines of $0.1 million, licensed product lines of $0.1 million, offset by a decrease in gross profit in our Chaus product lines of $0.5. Gross profit for the three months ended September 30, 2009 was reduced by a

BERNARD CHAUS, INC. AND SUBSIDIARIES
one time charge of $0.2 million reflecting net severance costs related to the closure of the Company’s Hong Kong office and the transfer of the majority of the staff to CTG. See Note 4 for more information. As a percentage of sales, gross profit decreased to 23.8% for fiscal 2011 from 27.3% for fiscal 2010. The decrease in gross profit percentage was associated with the decrease in gross profit percentage in our Chaus, licensed and Cynthia Steffe product lines due to the change in the mix of sales within each of these product lines.
     Selling, general and administrative (“SG&A”) expenses were $7.3 million in each of the three months ended October 2, 2010 and September 30, 2009. As a percentage of net revenue, SG&A expenses decreased to 26.3% for the three months ended October 2, 2010 compared to 30.6% for the three months ended September 30, 2009. In the three months ended October 2, 2010, increases in warehouse expense of $0.1 million and payroll and payroll related costs of $0.1 million, were substantially offset by reductions in other categories. The decrease in SG&A as a percentage of net revenue was due to the overall increase in sales volume which increased our leverage on SG&A expenses.
     Accrued gain on early termination of the KCP License Agreement was $1.9 million for the three months ended October 2, 2010. This gain is based on sales to certain customers as defined in the KCP Termination Agreement.
     Interest expense increased during the three months ended October 2, 2010 as compared to the three months ended September 30, 2009, primarily due to higher bank borrowings and increased interest rates in connection with our New Financing Agreement entered into in March 2010.
     Our income tax provision for the three months October 2, 2010 and September 30, 2009 includes provisions for state and local taxes and for the temporary differences associated with the Company’s trademarks.
     We periodically review our historical and projected taxable income and consider available information and evidence to determine if it is more likely than not that a portion of the deferred tax assets will be realized. A valuation allowance is established to reduce the deferred tax assets to the amount that is more likely than not to be realized. As of October 2, 2010 and September 30, 2009, based upon its evaluation of taxable income and the current business environment, we recorded a full valuation allowance on our deferred tax assets including net operating losses (“NOL”). If we determine that a portion of the deferred tax assets will be realized in the future, that portion of the valuation allowance will be reduced and we will provide for an income tax benefit in our Statement of Operations at our estimated effective tax rate. See “Critical Accounting Policies and Estimates” below for more information regarding income taxes and our federal NOL carryforward.
Financial Position, Liquidity and Capital Resources
General
     Net cash provided by operating activities was $1.3 million for the three months ended October 2, 2010 as compared to net cash used in operating activities of $6.0 million for the three months ended September 30, 2009. Net cash provided by operating activities for the three months ended October 2, 2010 resulted primarily from an increase in accounts payable of $1.3 million and our net income of $0.9 million, which was partially offset by a decrease in accrued expenses and long term liabilities of $0.9 million. The increase in accounts payable of $1.3 million was due to extended terms provided by CTG. Net cash used in operating activities for the three months ended September 30, 2009 resulted primarily from our net loss of $0.9 million, an increase in accounts receivable-factored of $4.6 million, an increase in inventories of $2.3 million and an increase in accounts receivable of $1.3 million which were partially offset by an increase in accounts payable of $2.9 million.
     Cash used in investing activities for the three months ended October 2, 2010 was $106,000 compared to $139,000 in the previous year. The purchases of fixed assets for the three months ended October 2, 2010 consisted primarily of management information system upgrades. In fiscal 2011, the Company anticipates capital expenditures of approximately $400,000 primarily for management information system upgrades and other capital items. The unexpended portion of capital expenditures for fiscal 2011 is approximately $300,000.

BERNARD CHAUS, INC. AND SUBSIDIARIES
     Net cash used in financing activities of $1.2 million for the three months ended October 2, 2010 was primarily the result of net payments on short-term bank borrowings. Net cash provided by financing activities of $8.9 million for the three months ended September 30, 2009 was primarily the result of net proceeds from short-term bank borrowings of $4.9 million and proceeds from the CTG supply premium of $4.0 million.
Financing Agreement
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
     The New Financing Agreement eliminates our $30 million revolving line of credit and permits CIT to make loans and advances on a revolving basis at CIT’s “Sole Discretion,” which is defined as “the sole and absolute discretion exercised in good faith in accordance with customary business practices for similarly situated asset-based lenders in comparable asset-based lending transactions.” Borrowings are based on a borrowing base formula, as defined, and include a sublimit in the amount of $2 million for the issuance of letters of credit. The New Financing Agreement also eliminates most of the financial reporting and financial covenants that had been required under the previous financing agreement, as well as eliminating the early termination fee and the fee for any unused line of credit. The New Financing Agreement calls for an increase in the applicable margin interest rate on borrowing by one point (from 2.00% to 3.00%) above the JP Morgan Chase Bank Rate, however, the applicable margin shall revert to the original 2.00% interest rate in the event that we achieve two successive quarters of profitable business. Our obligations under the New Financing Agreement continue to be secured by a first priority lien on substantially all of our assets, including our accounts receivable, inventory, intangibles, equipment, and trademarks, and a pledge of our interest in our subsidiaries. The New Financing Agreement expires on September 30, 2011.
     The borrowings under the New Financing Agreement accrue interest at a rate of 3% above prime. The interest rate as of October 2, 2010 was 6.25%. We have the option to terminate the New Financing Agreement with CIT. If we terminate the agreement with CIT due to non-performance by CIT of certain of its obligations for a specified period of time, we will not be liable for any termination fees. Otherwise in the event of an early termination by us, we will be liable for minimum factoring fees.
     On October 2, 2010, we had $1.3 million of outstanding letters of credit, total availability of approximately $3.8 million, and $10.0 million of revolving credit borrowings under the New Financing Agreement. On September 30, 2009, we had $1.5 million of outstanding letters of credit and $11.5 million of revolving credit borrowings under our previous financing agreement. We also had $2.8 million of cash as of September 30, 2009, as a result of drawing down all of our availability.
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
Future Financing Requirements
     At October 2, 2010, we had a working capital deficit of $1.4 million as compared with working capital of $2.9 million at September 30, 2009. Our business plan requires the availability of sufficient cash flow and borrowing capacity to finance our product lines and to meet our cash needs. We expect to satisfy such requirements through cash on hand, cash flow from operations and borrowings from CIT. Our fiscal 2011 business plan anticipates improvement from fiscal 2010, by achieving improved gross margin percentages and additional cost reduction initiatives primarily in the last six

BERNARD CHAUS, INC. AND SUBSIDIARIES
months of fiscal 2011. Our ability to achieve our fiscal 2011 business plan is critical to maintaining adequate liquidity. There can be no assurance that we will be successful in our efforts. We rely on CIT, the sole source of our financing, to borrow money in order to fund our operations. Should CIT cease funding our operations, we may not have sufficient cash flow from operations to meet our liquidity needs. In addition, CTG manufactures the majority of our product on favorable payment terms. In the event that CTG terminates this agreement with us or requires a change in the favorable payment terms, we may be unable to locate alternative suppliers in a timely manner or unable to obtain similarly favorable payment terms. In fiscal 2010, the KCP License Agreement accounted for approximately 50% of our revenues and we have agreed to an early termination of this agreement effective June 1, 2011. While the Company entered into the Camuto License Agreement on November 18, 2010, there can be no assurances that we will be able to derive revenue from this agreement sufficient to offset the loss in revenue resulting from the termination of the KCP license agreement.
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
Critical Accounting Policies and Estimates
     Significant accounting policies are more fully described in Note 1 to our consolidated financial statements, which are included herein. Certain of our accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. These judgments are based on historical experience, observation of trends in the industry, information provided by customers and information available from other outside sources, as appropriate. Significant accounting policies include:
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
     Factoring Agreement and Accounts Receivable — We have a factoring agreement with CIT whereby substantially all of our receivables are factored. The factoring agreement is a non-recourse factoring arrangement whereby CIT, based on credit approved orders, assumes the accounts receivable risk of our customers in the event of insolvency or non-payment. We assume the accounts receivable risk on sales factored to CIT but not approved by CIT as non-recourse factored receivables, which approximated $0.7 million at October 2, 2010, $0.7 million at July 3, 2010, and $0.4 million at September 30, 2009. We receive payment on non-recourse factored receivables from CIT as of the earliest of: a) the date that CIT has been paid by our customers; b) the date of the customer’s longest maturity if the customer is in bankruptcy or insolvency proceedings; or c) the last day of the third month following the customer’s longest maturity date if the receivable remains unpaid. All receivable risks for customer deductions that reduce the customer receivable balances are retained by us, including, but not limited to, allowable customer markdowns, operational chargebacks, disputes, discounts, and returns. These deductions totaling $1.4 million as of October 2, 2010, $2.2 million as of July 3, 2010 and $2.0 million as of September 30, 2009 have been recorded as reductions of either accounts receivable — factored or accounts receivable-net based on the classification of the respective customer balance to which they pertain. We also assume the risk on accounts receivable not factored to CIT which is shown as Accounts Receivable-net on the accompanying balance sheets.
     Inventories — Inventories are stated at the lower of cost or market, cost being determined on the first-in, first-out method. The majority of our inventory purchases are shipped FOB shipping point from our suppliers. We take title and assume the risk of loss when the merchandise is received at the boat or airplane overseas. We record inventory at the point of such receipt at the boat or airplane overseas. Reserves for slow moving and aged merchandise are provided to adjust inventory costs based on historical experience and current product demand. Inventory reserves were $0.7 million at October 2, 2010, $0.5 million at July 3, 2010, and $0.6 million at September 30, 2009. Inventory reserves are based upon

BERNARD CHAUS, INC. AND SUBSIDIARIES
the level of excess and aged inventory and estimated recoveries on the sale of the inventory. While markdowns have been within expectations and the provisions established, we cannot guarantee that we will continue to experience the same level of markdowns as in the past.
     Valuation of Long-Lived Assets and Trademarks — We conduct impairment testing annually in the fourth quarter of each fiscal year, or sooner if events and changes in circumstances suggest that the carrying amount may not be recoverable from its estimated future cash flows including market participant assumptions, when available. The review of trademarks and long lived assets is based upon projections of anticipated future undiscounted cash flows. While we believe that our estimates of future cash flows are reasonable, different assumptions regarding such cash flows could materially affect evaluations. To the extent these future projections or our strategies change, the conclusion regarding impairment may differ from the current estimates. There were no impairment charges for the three months ended October 2, 2010 or September 30, 2009.
     Income Taxes — Results of operations have generated a federal tax NOL carryforward of approximately $73.1 million as of July 3, 2010. Approximately 45% of the Company’s NOL carryforward expires between 2011 and 2012. Generally accepted accounting principles require that we record a valuation allowance against the deferred tax asset associated with this NOL if it is “more likely than not” that we will not be able to utilize it to offset future taxable income. We periodically review our historical and projected taxable income and consider available information and evidence to determine if it is more likely than not that a portion of the deferred tax assets will be realized. A valuation allowance is established to reduce the deferred tax assets to the amount that is more likely than not to be realized. As of October 2, 2010, based upon our evaluation of our historical and projected results of operations, the current business environment and the magnitude of the net operating loss, we recorded a full valuation allowance on our deferred tax assets including NOL’s. If the we determine that it is more likely than not that a portion of the deferred tax assets will be realized in the future, that portion of the valuation allowance will be reduced and we will provide for an income tax benefit in our Statement of Operations at our estimated effective tax rate. Subsequent revisions to the estimated net realizable value of the deferred tax asset could cause our provision for income taxes to vary from period to period, although our cash payments would remain unaffected until the benefit of the NOL is utilized.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Interest Rate Risk — We are subject to market risk from exposure to changes in interest rates based primarily on our financing activities. The market risk inherent in the financial instruments represents the potential loss in earnings or cash flows arising from adverse changes in interest rates. These debt obligations with interest rates tied to the prime rate are described in “Financial Position, Liquidity and Capital Resources,” as well as in Note 3 of our consolidated financial statements. We manage these exposures through regular operating and financing activities. We have not entered into any derivative financial instruments for hedging or other purposes. The following quantitative disclosures are based on the prevailing prime rate. These quantitative disclosures do not represent the maximum possible loss or any expected loss that may occur, since actual results may differ from these estimates.
     At October 2, 2010 and September 30, 2009, the carrying amounts of our revolving credit borrowings approximated fair value. As of October 2, 2010, our revolving credit borrowings bore interest at a rate of 6.25%. As of October 2, 2010, a hypothetical immediate 10% adverse change in prime interest rates relating to our revolving credit borrowings and term loan would have less than $0.1 million unfavorable impact on our earnings and cash flows over a one-year period.
Item 4. Controls and Procedures
     The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Company’s Chairwoman along with the Company’s Chief Operating and Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

BERNARD CHAUS, INC. AND SUBSIDIARIES
     Each fiscal quarter the Company carries out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chairwoman and Chief Executive Officer (“CEO”), along with the Company’s Chief Operating and Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this evaluation, our management, with the participation of the CEO and CFO, concluded that, as of October 2, 2010, our internal controls over financial reporting were effective.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
None.
Item 1A. Risk Factors.
     There are many factors that affect our business and the results of our operations. In addition to the other information set forth in this quarterly report, you should carefully read and consider “Item 1A. Risk Factors” in Part I, and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, of our Annual Report on Form 10-K for the year ended July 3, 2010, which contain descriptions of significant factors that might materially affect our business, financial condition or future results.
     There have been no material changes with respect to the Company’s risk factors previously disclosed in our Annual Report on Form10-K for the year ended July 3, 2010. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Submission of Matters to a Vote of Security Holders.
None.
Item 5. Other Information.
None.

BERNARD CHAUS, INC. AND SUBSIDIARIES
Item 6. Exhibits (filed herewith)
10.6	Trademark License Agreement, dated November 18, 2010, between Bernard Chaus, Inc. and Camuto Consulting, Inc. d/b/a Camuto Group (filed in redacted form since confidential treatment was requested pursuant to Rule 24b-2 for certain portions thereof).

31.1	Certification of Chief Executive Officer pursuant to Rule13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Operating and Financial Officer pursuant to Rule13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Josephine Chaus, Chairwoman of the Board and Chief Executive Officer of Bernard Chaus, Inc.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by David Stiffman, Chief Operating and Financial Officer of Bernard Chaus, Inc.

BERNARD CHAUS, INC. AND SUBSIDIARIES
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BERNARD CHAUS, INC.
Date: November 22, 2010	By:	/s/ Josephine Chaus
JOSEPHINE CHAUS
Chairwoman of the Board, and Chief Executive Officer

Date: November 22, 2010	By:	/s/ David Stiffman
DAVID STIFFMAN
Chief Operating and Financial Officer

BERNARD CHAUS, INC. AND SUBSIDIARIES

Exhibit Number	Exhibit Title
10.6	Trademark License Agreement, dated November 18, 2010, between Bernard Chaus, Inc. and Camuto Consulting, Inc. d/b/a Camuto Group (filed in redacted form since confidential treatment was requested pursuant to Rule 24b-2 for certain portions thereof).

31.1	Certification of Chief Executive Officer pursuant to Rule13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Operating and Financial Officer pursuant to Rule13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Josephine Chaus, Chairwoman of the Board and Chief Executive Officer of Bernard Chaus, Inc.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by David Stiffman, Chief Operating and Financial Officer of Bernard Chaus, Inc.