Form 10-K/A
period 2010-07-03
CHAUS BERNARD INC
filed 2010-12-21
CIK 793983

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10 K/A

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-K/A (“Form 10-K/A”) to amend our Annual Report on Form 10-K for the year ended July 3, 2010, as filed with the Securities and Exchange Commission (“SEC”) on October 29, 2010 (“Original Form 10-K”). This amendment is being filed solely to amend the first page of Exhibit 10.5 to note that certain portions of Exhibit 10.5 have been omitted based upon a request for confidential treatment and that the non-public information has been filed with the SEC.

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

PART IV

Item 15.	Exhibits, Financial Statement Schedule

(a)	Financial Statements and Financial Statement Schedule: See List of Financial Statements and Financial Statement Schedule on page F-1.

(b)	Exhibits

3.1		Restated Certificate of Incorporation (the “Restated Certificate”) of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S 1, Registration No. 33 5954 (the “1986 Registration Statement”)).

3.2		Amendment dated November 18, 1987 to the Restated Certificate (incorporated by reference to Exhibit 3.11 of the Company’s Registration Statement on Form S-2, Registration No. 33-63317 (the “1995 Registration Statement”)).

3.3		Amendment dated November 15, 1995 to the Restated Certificate (incorporated by reference to Exhibit 3.12 of Amendment No. 1 to the 1995 Registration Statement).

3.4		Amendment dated December 9, 1998 to the Restated Certificate (incorporated by reference to Exhibit 3.13 of the Company’s Form 10-K for the year ended June 30, 1998 (the “1998 Form 10-K”)).

3.5		By-Laws of the Company, as amended (incorporated by reference to exhibit 3.1 of the Company’s Form 10-Q for the quarter ended December 31, 1987).

3.6		Amendment dated September 13, 1994 to the By-Laws (incorporated by reference to Exhibit 10.105 of the Company’s Form 10-Q for the quarter ended September 30, 1994).

†10	.77	1998 Stock Option Plan, as amended by Amendment No. 1 thereto including form of related stock option agreement (incorporated by reference to Exhibit A and Exhibit B of the Company’s Proxy Statement filed with the Commission on October 17, 2000).

10.81		Collective Bargaining Agreement between the Company and Amalgamated Workers Union, Local 88 effective as of September 24, 1999 (incorporated by reference to Exhibit 10.81 of the Company’s Form 10-K for the year ended June 30, 1999 (the “1999 Form 10-K”)).

10.82		Lease between the Company and Adler Realty Company, dated June 1, 1999 with respect to the Company’s executive offices and showroom at 530 Seventh Avenue, New York City (incorporated by reference to Exhibit 10.82 of the 1999 Form 10-K).

10.83		Lease between the Company and Kaufman Eighth Avenue Associates, dated September 11, 1999 with respect to the Company’s technical support facilities at 519 Eighth Avenue, New York City (incorporated by reference to Exhibit of the Company’s Form 10-K for the year ended June 30, 2000 (the “2000 Form 10-K”)).

10.90		Lease modification agreement between the Company and Hartz Mountain Industries, Inc., dated August 30, 1999 with respect to the Company’s distribution and office facilities in Secaucus, NJ. (incorporated by reference to Exhibit 10.90 of the Company’s Form 10-K for the year ended June 30, 2001 (the “2001 Form 10-K”)).

10.100		Financing Agreement between the Company and CIT/Commercial Services, Inc., as Agent, dated September 27, 2002. (incorporated by reference to Exhibit 10.100 of the 2002 Form 10-K).

10.101		Factoring Agreement between the Company and CIT/Commercial Services, Inc., dated September 27, 2002. (incorporated by reference to Exhibit 10.101 of the 2002 Form 10-K).

10.102		Joinder and Amendment No. 1 to Financing Agreement by and among the Company, S.L. Danielle and The CIT Group/Commercial Services, Inc., as agent, dated November 27, 2002. (incorporated by reference to Exhibit 10.102 of the Company’s Form 10-Q for the quarter ended December 31, 2002).

10.103		Amendment No. 1 to Factoring Agreement between the Company and The CIT Group/Commercial Services, Inc., dated November 27, 2002. (incorporated by reference to Exhibit 10.103 of the Company’s Form 10-Q for the quarter ended December 31, 2002).

10.104	Factoring Agreement between S.L. Danielle and The CIT Group/Commercial Services, Inc., dated November 27, 2002. (incorporated by reference to Exhibit 10.104 of the Company’s Form 10-Q for the quarter ended December 31, 2002).

10.105	Asset Purchase Agreement between S.L. Danielle and S.L. Danielle, Inc., dated November 27, 2002. (incorporated by reference to Exhibit 10.105 of the Company’s Form 10-Q for the quarter ended December 31, 2002).

10.106	Joinder and Amendment No. 2 to Financing Agreement by and among the Company, S.L. Danielle, Cynthia Steffe Acquisition, LLC and The CIT Group/Commercial Services, Inc., as agent, dated January 30, 2004. (incorporated by reference to Exhibit 10.106 of the Company’s Form 10-Q for the quarter ended December 31, 2003).

10.107	Amendment No. 2 to Factoring Agreement between the Company and The CIT Group/Commercial Services, Inc., dated January 30, 2004. (incorporated by reference to Exhibit 10.107 of the Company’s Form 10-Q for the quarter ended December 31, 2003).

10.108	Amendment No. 1 to Factoring Agreement between S.L. Danielle and The CIT Group/Commercial Services, Inc., dated January 30, 2004. (incorporated by reference to Exhibit 10.108 of the Company’s Form 10-Q for the quarter ended December 31, 2003).

10.109	Factoring Agreement between Cynthia Steffe Acquisition, LLC and The CIT Group/Commercial Services, Inc., dated January 15, 2004. (incorporated by reference to Exhibit 10.109 of the Company’s Form 10-Q for the quarter ended December 31, 2003).

10.112	Notice of Defactoring among Bernard Chaus, Inc., S.L. Danielle Acquisition, LLC and the CIT Group/Commercial Services, Inc., dated March 31, 2004. (incorporated by reference to Exhibit 10.112 of the Company’s Form 10-Q for the quarter ended March 31, 2004).

10.113	Amendment No. 1 to Factoring Agreement between Cynthia Steffe Acquisition LLC and the CIT Group/Commercial Services, Inc., dated April 1, 2004. (incorporated by reference to Exhibit 10.113 of the Company’s Form 10-Q for the quarter ended March 31, 2004).

10.114	Amendment No. 3 to Financing Agreement among the Company, S.L. Danielle, Cynthia Steffe Acquisition, LLC and the CIT Group/Commercial Services, Inc. as agent, dated September 15, 2004 (incorporated by reference to Exhibit 10.114 of the 2004 Form 10-K).

10.117	Amendment No. 4 to Financing Agreement among the Company, S.L. Danielle, Cynthia Steffe Acquisition, LLC and the CIT Group/Commercial Services, Inc. as agent, dated November 11, 2004. (incorporated by reference to Exhibit 10.117 of the Company’s form 10-Q the quarter ended December 31, 2004).

10.118	Amendment No. 2 to Factoring Agreement between Cynthia Steffe Acquisition LLC and the CIT Group/Commercial Services, Inc., dated November 11, 2004. (incorporated by reference to Exhibit 10.118 of the Company’s form 10-Q the quarter ended December 31, 2004).

10.119	Amendment No. 5 to Financing Agreement among the Company, S.L. Danielle, Cynthia Steffe Acquisition, LLC and the CIT Group/Commercial Services, Inc. dated May 12, 2005. (incorporated by reference to Exhibit 10.119 of the 2005 Form 10-K).

10.120	Stock Purchase Agreement between Bernard Chaus, Inc. and Kenneth Cole Productions, Inc. dated June 13, 2005 (incorporated by reference to Exhibit 10.120 of the 2005 Form 10-K).

10.121	License Agreement between Kenneth Cole Productions (LIC), Inc. and Bernard Chaus, Inc. dated June 13, 2005 (filed in redacted form since confidential treatment was requested pursuant to Rule 24b-2 for certain portions thereof). (incorporated by reference to Exhibit 10.121 of the 2005 Form 10-K).

10.122	Amendment No. 6 to Financing Agreement among the Company, S.L. Danielle, Cynthia Steffe Acquisition, LLC and the CIT Group/Commercial Services, Inc. dated September 15, 2005. (incorporated by reference to Exhibit 10.122 of the 2005 Form 10-K).

10.123	Amendment No. 7 to Financing Agreement among the Company, S.L. Danielle, Cynthia Steffe Acquisition, LLC and the CIT Group/Commercial Services, Inc. dated May 8, 2006. (incorporated by reference to Exhibit 10.123 of the 2006 Form 10-K).

10.124	Amendment No. 8 to Financing Agreement among the Company, S.L. Danielle, Cynthia Steffe Acquisition, LLC and the CIT Group/Commercial Services, Inc. dated September 21, 2006. (incorporated by reference to Exhibit 10.124 of the 2006 Form 10-K).

10.125	Amendment No. 9 to Financing Agreement among the Company, S.L. Danielle, Cynthia Steffe Acquisition, LLC and the CIT Group/Commercial Services, Inc. dated August 31, 2007. (incorporated by reference to Exhibit 10.125 of the 2007 Form 10-K).

10.126	Amendment No. 1 License Agreement between Kenneth Cole Productions (LIC), Inc. and Bernard Chaus, Inc. dated September 26, 2007 (filed in redacted form since confidential treatment was requested pursuant to Rule 24b-2 for certain portions thereof). (incorporated by reference to Exhibit 10.126 of the 2007 Form 10-K).

10.127	Amendment No. 10 to Financing Agreement among the Company, S.L. Danielle, Cynthia Steffe Acquisition, LLC and the CIT Group/Commercial Services, Inc. dated January 31, 2008. (incorporated by reference to Exhibit 10.127 of the Company’s form 10-Q the quarter ended December 31, 2007).

10.128	Amendment 2 to License Agreement between Kenneth Cole Productions (LIC), Inc. and Bernard Chaus, Inc. dated December 31, 2007 (filed in redacted form since confidential treatment was requested pursuant to Rule 24b-2 for certain portions thereof). (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on January 16, 2008).

10.129	Amendment No. 11 to Financing Agreement among the Company, S.L. Danielle, Cynthia Steffe Acquisition, LLC and the CIT Group/Commercial Services, Inc. dated September 02, 2008. (incorporated by reference to Exhibit 10.129 of the 2008 Form 10-K).

10.130	Financing Agreement between the Company and CIT/Commercial Services, Inc., as Agent, dated September 18, 2008. (incorporated by reference to Exhibit 10.130 of the 2008 Form 10-K).

10.131	Factoring Agreement between the Company and CIT/Commercial Services, Inc., dated September 18, 2008. (filed in redacted form since confidential treatment was requested pursuant to Rule 24b-2 for certain portions there of) (incorporated by reference to Exhibit 10.131 of the 2008 Form 10-K).

10.132	Lease modification agreement between the Company and G&S Realty 1, LLC dated October 7, 2008 with respect to the Company’s executive offices and showrooms at 530 Seventh Avenue, New York, New York. (incorporated by reference to Exhibit 10.132 of the Company’s form 10-Q the quarter ended September 30, 2008).

10.133	Amendment No. 1 to Amendment and Restated Financing Agreement and Waiver, dated February 1, 2009, between the Company and the CIT Group/Commercial Services, Inc. (incorporated by reference to Exhibit 10.133 of the Company’s form 10-Q the quarter ended December 31, 2008).

10.1	Amendment to the Financing Agreement by and among Bernard Chaus, Inc., Cynthia Steffe Acquisition LLC, S.L. Danielle Acquisition, LLC and The CIT Group/Commercial Services, Inc., dated May 12, 2009. (incorporated by reference to Exhibit 10.1 of the Company’s form 10-Q the quarter ended March 31, 2009).

10.2	Amendment to the Factoring Agreement by and among Bernard Chaus, Inc., Cynthia Steffe Acquisition LLC, S.L. Danielle Acquisition, LLC and The CIT Group/Commercial Services, Inc., dated May 12, 2009. (incorporated by reference to Exhibit 10.2 of the Company’s form 10-Q the quarter ended March 31, 2009).

10.3	Amended and Restated Factoring and Financing Agreement by and among Bernard Chaus, Inc., Cynthia Steffe Acquisition LLC, S.L. Danielle Acquisition, LLC and The CIT Group/Commercial Services, Inc., dated September 10, 2009. (filed in redacted form since confidential treatment was requested pursuant to Rule 24b-2 for certain portions thereof).

10.4	Amended and Restated Factoring and Financing Agreement by and among Bernard Chaus, Inc., Cynthia Steffe Acquisition LLC, S.L. Danielle Acquisition, LLC and The CIT Group/Commercial Services, Inc., dated March 29, 2010. (filed in redacted form since confidential treatment was requested pursuant to Rule 24b-2 for certain portions thereof).

*10	.5	Agreement, dated October 19, 2010, between Kenneth Cole Productions (LIC) and Bernard Chaus, Inc., related to the termination of the Kenneth Cole licensing agreement (filed in redacted form since confidential treatment was requested pursuant to Rule 24b-2 for certain portions thereof).

21		List of Subsidiaries of the Company.

23.1		Consent of Mayer Hoffman McCann CPAs (The New York Practice of Mayer Hoffman McCann P.C.), Independent Registered Public Accounting Firm.

23.2		Consent of 25 MAD LIQUIDATION CPA, P.C. (formerly known as Mahoney Cohen & Company, CPA, P.C.) Independent Registered Public Accounting Firm.

*31	.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Josephine Chaus.

*31	.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for David Stiffman.

*32	.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Josephine Chaus.

*32	.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for David Stiffman.

†	Management agreement or compensatory plan or arrangement required to be filed as an exhibit.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BERNARD CHAUS, INC.

By:	/s/ Josephine Chaus
Josephine Chaus
Chairwoman of the Board and
Chief Executive Officer

Date: December 21, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Josephine Chaus Josephine Chaus	Chairwoman of the Board and Chief Executive Officer	December 21, 2010

/s/ David Stiffman David Stiffman	Chief Operating, Chief Financial Officer and Director	December 21, 2010

/s/ Philip G. Barach Philip G. Barach	Director	December 21, 2010

/s/ Robert Flug Robert Flug	Director	December 21, 2010