Form 10-Q
period 2011-01-01
CHAUS BERNARD INC
filed 2011-02-10
CIK 793983

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended January 1, 2011.
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Date	Class	Shares Outstanding
February 10, 2011	Common Stock, $0.01 par value	34,481,373

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
BERNARD CHAUS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except number of shares and per share amounts)

	January 1,	July 3,	December 31,
	2011	2010	2009
	(Unaudited)	( * )	(Unaudited)
Assets
Current Assets
Cash	$3	$4	$149
Accounts receivable — factored	10,063	19,404	13,443
Accounts receivable — net	2,073	1,789	907
Inventories — net	6,819	8,846	4,187
Prepaid expenses and other current assets	974	536	532

Total current assets	19,932	30,579	19,218
Fixed assets — net	889	885	746
Other assets	3	25	91
Trademarks	1,000	1,000	1,000

Total assets	$21,824	$32,489	$21,055

Liabilities and Stockholders’ Deficiency
Current Liabilities
Revolving credit borrowings	$7,172	$11,175	$7,762
Accounts payable	17,160	19,399	8,559
Accrued expenses	1,162	2,305	2,392

Total current liabilities	25,494	32,879	18,713
Deferred income	3,034	3,234	3,433
Long term liabilities	1,812	1,735	1,556
Deferred income taxes	186	173	161

Total liabilities	30,526	38,021	23,863
Stockholders’ Deficiency
Preferred stock, $.01 par value, authorized shares — 1,000,000; issued and outstanding shares — none	—	—	—
Common stock, $.01 par value, authorized shares — 50,000,000; issued shares — 37,543,643 at January 1, 2011, July 3, 2010 and December 31, 2009	375	375	375
Additional paid-in capital	133,441	133,440	133,434
Deficit	(139,998)	(136,827)	(134,208)
Accumulated other comprehensive loss	(1,040)	(1,040)	(929)
Less: Treasury stock at cost — 62,270 shares at January 1, 2011, July 3, 2010 and December 31, 2009	(1,480)	(1,480)	(1,480)

Total stockholders’ deficiency	(8,702)	$(5,532)	(2,808)

Total liabilities and stockholders’ deficiency	$21,824	$32,489	$21,055

*	Derived from audited financial statements at July 3, 2010.
See accompanying notes to consolidated financial statements.

BERNARD CHAUS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except number of shares and per share amounts)

	For the Three Months Ended		For the Six Months Ended
	January 1,	December 31,	January 1,	December 31,
	2011	2009	2011	2009
	(Unaudited)		(Unaudited)
Net revenue	$16,909	$21,097	$44,625	$44,807
Cost of goods sold	14,855	16,396	35,978	33,635

Gross profit	2,054	4,701	8,647	11,172
Selling, general and administrative expenses	7,011	6,955	14,306	14,206
Accrued gain on early termination of license agreement	(1,033)	—	(2,890)	—

Loss from operations	(3,924)	(2,254)	(2,769)	(3,034)

Interest expense	177	207	378	360

Loss before income tax provision	(4,101)	(2,461)	(3,147)	(3,394)
Income tax provision	12	10	24	20

Net loss	$(4,113)	$(2,471)	$(3,171)	$(3,414)

Basic loss per share	$(0.11)	$(0.07)	$(0.08)	$(0.09)

Diluted loss per share	$(0.11)	$(0.07)	$(0.08)	$(0.09)

Weighted average number of shares outstanding — basic	37,481,000	37,481,000	37,481,000	37,481,000

Weighted average number of common and common equivalent shares outstanding- diluted	37,481,000	37,481,000	37,481,000	37,481,000

See accompanying notes to consolidated financial statements.

BERNARD CHAUS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Six Months Ended
	January 1,	December 31,
	2011	2009
	(Unaudited)	(Unaudited)
Operating Activities
Net loss	$(3,171)	$(3,414)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	175	413
Amortization of deferred income	(200)	(167)
Stock compensation expense	1	18
Deferred rent expense	52	211
Deferred income taxes	13	14
Changes in operating assets and liabilities:
Accounts receivable — factored	9,341	(2,854)
Accounts receivable	(284)	(700)
Inventories	2,027	(348)
Prepaid expenses and other assets	(438)	(226)
Accounts payable	(2,239)	2,308
Accrued expenses and long term liabilities	(1,118)	(122)

Net cash provided by (used in) operating activities	4,159	(4,867)

Investing Activities
Purchases of fixed assets	(157)	(266)

Cash used in investing activities	(157)	(266)

Financing Activities
Net proceeds from (repayments of) revolving credit borrowings	(4,003)	1,156
Proceeds from supply agreement	—	4,000

Cash provided by (used in) financing activities	(4,003)	5,156

Increase (decrease) in cash	(1)	23
Cash, beginning of year	4	126

Cash, end of year	$3	$149

Supplemental Disclosure of Cash Flow Information:
Cash paid for:
Taxes	$13	$13

Interest	$349	$329

BERNARD CHAUS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Six Months Ended January 1, 2011 and December 31, 2009
     1. Business and Summary of Significant Accounting Policies
Business:
          Bernard Chaus, Inc. (the “Company” or “Chaus”) designs, arranges for the manufacture of and markets an extensive range of women’s career and casual sportswear principally under the JOSEPHINE CHAUS® JOSEPHINE®, JOSEPHINE STUDIO®, CHAUS®, CHAUS SPORT®, CYNTHIA STEFFE®, SEAMLINE CYNTHIA STEFFE® and CYNTHIA CYNTHIA STEFFE® trademarks and under private label brand names. The Company’s products are sold nationwide through department store chains, specialty retailers, discount stores, wholesale clubs and other retail outlets. The Company’s CHAUS product lines sold through the department store channels are in the opening price points of the “better” category. The Company’s CYNTHIA STEFFE product lines are an upscale contemporary women’s apparel line sold through department stores and specialty stores. The Company’s private label product lines are designed and sold to various customers. The Company also has a license agreement (the “KCP License Agreement”) with Kenneth Cole Productions, Inc. (“KCP”) to manufacture and sell women’s sportswear under various labels. These products offer high-quality fabrications and styling at “better” price points. On October 19, 2010, the Company entered into an agreement with KCP (the “KCP Termination Agreement”) pursuant to which the license agreement will terminate on June 1, 2011 rather than the original termination date of June 30, 2012. Under the KCP Termination Agreement, the Company is relieved of certain restrictions on engaging in transactions and activities in the apparel industry as well as the obligation to pay certain promotional, marketing and advertising fees required under the license agreement. KCP has agreed to assume certain of the Company’s liabilities associated with the Company’s performance under the license agreement as well to pay the Company a termination fee upon termination of the agreement in June 2011. The termination fee is based on sales to certain customers through June 1, 2011, as defined in the agreement, and $2.9 million has been recorded during the six months ended January 1, 2011 as an accrued gain on early termination of the license agreement on the accompanying Consolidated Statement of Operations.
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
          The Company’s business plan requires the availability of sufficient cash flow and borrowing capacity to finance its product lines and to meet its cash needs. The Company expects to satisfy such requirements through cash on hand, cash flow from operations and borrowings from its lender. The Company’s fiscal 2011 business plan anticipates improvement from fiscal 2010, by achieving improved gross margin percentages and additional cost reduction initiatives primarily in the last six months of fiscal 2011. The Company’s ability to achieve its fiscal 2011 business plan is critical to maintaining adequate liquidity. The Company relies on CIT, the sole source of its financing, to borrow money in order to fund its operations. Should CIT cease funding its operations, the Company may not have sufficient cash flow from operations to meet its liquidity needs. In addition, China Ting Group Holdings Limited (“CTG”) manufactures the majority of the Company’s product on favorable payment terms. For additional information see Note 4 below. In the event CTG terminates this agreement or requires a change in the favorable payment terms, the Company may be unable to locate alternative suppliers in a timely manner or obtain similarly favorable payment terms. For the fiscal year ended July

BERNARD CHAUS, INC. AND SUBSIDIARIES
3, 2010 and the six months ended January 1, 2011, the KCP license agreement accounted for approximately 50% of the Company’s revenues and this agreement will terminate on June 1, 2011. While the Company entered into the Camuto License Agreement on November 18, 2010, there can be no assurance that it will be able to derive revenue from this agreement sufficient to offset the loss in revenue resulting from the termination of the KCP license agreement. Should CIT cease funding the Company’s operations, CTG terminate its agreement with the Company or require a change in the favorable payment terms, or the Company fails to offset the revenue lost as a result of the termination of the KCP license agreement, there could be a material adverse effect on the Company’s business, liquidity and financial condition.
Basis of Presentation:
          The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended January 1, 2011 are not necessarily indicative of the results that may be expected for the year ending July 2, 2011 or any other period. The balance sheet at July 3, 2010 has been derived from the audited financial statements at that date. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended July 3, 2010.
Fiscal Year:
          On June 18, 2010, the Board of Directors of the Company approved a change to the Company’s fiscal year end from June 30th to the Saturday closest to June 30th and effective immediately the Company now reports on a fifty-two/fifty-three week fiscal year-end. Due to the change, the three months ended January 1, 2011 and December 31, 2009 contained 91 and 92 days, respectively, and the six months ended January 1, 2011 and December 31, 2010 contained 182 and 184 days, respectively. The net sales for the additional days in the three and six months ended December 31, 2009 is not deemed material.
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
Factoring Agreement and Accounts Receivable:
          On March 29, 2010, the Company entered into an amended and restated factoring and financing agreement (“New Financing Agreement”) with The CIT Group/Commercial Services, Inc. (“CIT”). The New Financing Agreement provides for a non-recourse factoring arrangement which provides notification factoring on substantially all of the

BERNARD CHAUS, INC. AND SUBSIDIARIES
Company’s sales on terms substantially similar to those in effect under the previous factoring and financing agreement whereby CIT, based on credit approved orders, assumes the accounts receivable risk of the Company’s customers in the event of insolvency or non-payment. The Company assumes the accounts receivable risk on sales factored to CIT but not approved by CIT as non-recourse factored receivables, which approximated $0.5 million at January 1, 2011, $0.7 million at July 3, 2010, and $0.6 million at December 31, 2009. The Company receives payment on non-recourse factored receivables from CIT as of the earliest of: a) the date that CIT has been paid by the Company’s customers; b) the date of the customer’s longest maturity if the customer is in bankruptcy or insolvency proceedings; or c) the last day of the third month following the customer’s longest maturity date if the receivable remains unpaid. All receivable risks for customer deductions that reduce the customer receivable balances are retained by the Company, including, but not limited to, allowable customer markdowns, operational chargebacks, disputes, discounts, and returns. These deductions totaling $2.5 million as of January 1, 2011, $2.2 million as of July 3, 2010 and $2.6 million as of December 31, 2009, have been recorded as a reduction of either accounts receivable — factored or accounts receivable — net based upon the classification of the respective customer balance to which they pertain. The Company also assumes the risk on accounts receivable not factored to CIT which is shown as accounts receivable-net on the accompanying balance sheets. See Note 3 for additional information about the Company’s financing agreement with CIT.
Inventories:
          Inventories are stated at the lower of cost or market, cost being determined on the first-in, first-out method. The majority of the Company’s inventory purchases are shipped FOB shipping point from the Company’s suppliers. The Company takes title and assumes the risk of loss when the merchandise is received at the boat or airplane overseas. The Company records inventory at the point of such receipt at the boat or airplane overseas. Reserves for slow moving and aged merchandise are provided to adjust inventory costs based on historical experience and current product demand. Inventory reserves were approximately $0.4 million at January 1, 2011, $0.5 million at July 3, 2010 and $0.4 million at December 31, 2009. Inventory reserves are based upon the level of excess and aged inventory and the Company’s estimated recoveries on the sale of the inventory. While markdowns have been within expectations and the provisions established, the Company cannot guarantee that it will continue to experience the same level of markdowns as in the past.
Long-Lived Assets and Trademarks:
          Trademarks relate to the Cynthia Steffe trademarks and were determined to have an indefinite life. The Company does not amortize assets with indefinite lives and conducts impairment testing annually in the fourth quarter of each fiscal year, or sooner if events and changes in circumstances suggest that the carrying amount may not be recoverable from its estimated future cash flows including market participant assumptions, when available. The review of trademarks and long lived assets is based upon projections of anticipated future undiscounted cash flows. While the Company believes that its estimates of future cash flows are reasonable, different assumptions regarding such cash flows could materially affect evaluations. To the extent these future projections or the Company’s strategies change, the conclusion regarding impairment may differ from the current estimates. There were no impairment charges for the three and six months ended January 1, 2011 and December 31, 2009.
Income Taxes:
          The Company accounts for income taxes under the asset and liability method in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 740. Deferred income taxes reflect the future tax consequences of differences between the tax bases of assets and liabilities and their financial reporting amounts at year-end. The Company periodically reviews its historical and projected taxable income and considers available information and evidence to determine if it is more likely than not that a portion of the deferred tax assets will be realized. A valuation allowance is established to reduce the deferred tax assets to the amount that is more likely than not to be realized. As of January 1, 2011, July 3, 2010 and December 31, 2009, based upon its evaluation of the Company’s historical and projected results of operations, the current business environment and the magnitude of the net operating loss, the Company recorded a full valuation allowance on its deferred tax assets. If the Company determines that it is more likely than not that a portion of the deferred tax assets will be realized in the future, that portion of the valuation allowance will be reduced and the Company will provide for an income tax benefit in its Statement of Operations at its estimated effective tax rate.

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
Loss Per Share:
          Basic loss per share has been computed by dividing the applicable net loss by the weighted average number of common shares outstanding. Diluted loss per share has been computed by dividing the applicable net loss by the weighted average number of common shares outstanding. Options to purchase approximately 754,000 and 895,000 shares of common stock were excluded from the computation of diluted earnings per share for the three months and six months ended January 1, 2011 and December 31, 2009, respectively, because their exercise prices were greater than the average market price.

	For the Three Months Ended		For the Six Months Ended
	January 1,	December 31,	January 1,	December 31,
Denominator for loss per share (in millions):	2011	2009	2011	2009
Denominator for basic loss per share weighted-average shares outstanding	37.5	37.5	37.5	37.5
Assumed exercise of potential common shares	—	—	—	—

Denominator for diluted loss per share	37.5	37.5	37.5	37.5

Fair Value of Financial Instruments:
          The carrying amounts of financial instruments, including accounts receivable, accounts payable and revolving credit borrowings approximated fair value due to their short-term maturity or variable interest rates.
New Accounting Pronouncements:
          In January 2010, FASB issued Accounting Standards Update (“ASU”) 2010-06, Improving Disclosures about Fair Value Measurements, which provides amendments to subtopic 820-10 that require separate disclosure of significant transfers in and out of Level 1 and Level 2 fair value measurements and the presentation of separate information regarding purchases, sales, issuances and settlements for Level 3 fair value measurements. Additionally, ASU 2010-06 provides amendments to subtopic 820-10 that clarify existing disclosures about the level of disaggregation and inputs and valuation techniques. ASU 2010-06 was effective for financial statements issued for interim and annual periods ending after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the rollforward of activity in Level 3 fair value measurements, which were effective for interim and annual periods ending after December 15, 2010. The adoption of ASU 2010-06 did not have a material impact on the Company’s consolidated financial statements.
          In July 2010, the FASB issued ASU 2010-20, Receivables (Topic 310) Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, which improves the disclosures that an entity provides about the credit quality of its financing receivables and the related allowance for credit losses. As a result of these amendments, an entity is required to disaggregate by portfolio segment or class certain existing disclosures and provide certain new disclosures about its financing receivables and related allowance for credit losses. ASU 2010-20 was effective for financial statements issued for interim and annual periods ending on or after December 15, 2010 except for disclosures about activity that occurs during a reporting period, which are effective for interim and annual reporting periods beginning on or after December 15, 2010. The Company does not expect the adoption of ASU 2010-20 to have a material impact on its consolidated financial statements.

BERNARD CHAUS, INC. AND SUBSIDIARIES
2. Inventories — net

	January 1,	July 3,	December 31,
	2011	2010	2009
	(in thousands)
	(unaudited)	(*)	(unaudited)
Raw materials	$379	$457	$416
Work-in-process	57	63	115
Finished goods	6,383	8,326	3,656

Total	$6,819	$8,846	$4,187

*	Derived from the audited financial statements at July 3, 2010.
     Inventories are stated at the lower of cost, using the first in first-out (FIFO) method, or market. Included in finished goods inventories is merchandise in transit of approximately $3.5 million at January 1, 2011, $4.3 million at July 3, 2010 and $1.1 million at December 31, 2009.
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
     The borrowings under the New Financing Agreement accrue interest at a rate of 3% above prime. The interest rate as of January 1, 2011 was 6.25%. The Company has the option to terminate the New Financing Agreement with CIT. If the Company terminates the agreement with CIT due to non-performance by CIT of certain of its obligations for a specified period of time, the Company will not be liable for any termination fees. Otherwise in the event of an early termination by the Company it will be liable for minimum factoring fees.
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

BERNARD CHAUS, INC. AND SUBSIDIARIES
     On January 1, 2011, the Company had $1.1 million of outstanding letters of credit, total availability of approximately $1.1 million, and $7.2 million of revolving credit borrowings under the New Financing Agreement. On December 31, 2009, the Company had $1.5 million of outstanding letters of credit, total availability of approximately $4.0 million, and $7.8 million of revolving credit borrowings under the previous factoring and financing agreement.
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
4. Deferred Income
          In July 2009, the Company entered into an exclusive supply agreement with CTG. Under this agreement, CTG acts as the exclusive supplier of substantially all merchandise purchased by the Company in addition to providing sample making and production supervision services. In consideration for the Company appointing CTG as the sole supplier of its merchandise in Asia/China for a term of 10 years, CTG paid the Company an exclusive supply premium of $4.0 million. The Company recorded this premium as deferred income and as of January 1, 2011, $0.4 million of the premium is included in accrued expenses and approximately $3.0 million is considered long term. The Company will recognize the premium as income on a straight line basis over the 10 year term of the agreement. For each of the three months and six months ended January 1, 2011 and December 31, 2009, the Company recognized approximately $0.1 million and $0.2 million, respectively, of income as a reduction to cost of goods sold. For the six months ended December 31, 2009, the Company recorded a charge of $0.2 million reflecting net severance costs related to the closure of the Company’s Hong Kong office and the transfer of the majority of the staff to CTG. At January 1, 2011, amounts owed to CTG for merchandise approximated $10.3 million and are included in accounts payable.
5. Pension Plan
          Components of Net Periodic Benefit Cost

	For the Three Months Ended		For the Six Months Ended
	January 1,	December 31,	January 1,	December 31,
	2011	2009	2011	2009
	(Unaudited)		(Unaudited)
	(In Thousands)		(In Thousands)
Service cost	$2	$2	$4	$4
Interest cost	28	28	56	56
Expected return on plan assets	(26)	(26)	(52)	(52)
Amortization of net loss	9	20	18	40

Net periodic benefit cost	$13	$24	$26	$48

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

7. Subsequent Event
          In connection with the KCP Termination Agreement, in January 2011, the Company repurchased 6 million shares of common stock owned by KCP for $0.6 million utilizing a short term extension of credit by CIT. In February 2011, the Company sold 3 million of such repurchased shares to Camuto, a licensor to the Company. Camuto and another party with whom the Company has a commercial relationship have expressed an interest in buying the balance of the repurchased shares. Although there can be no assurances, the Company expects that the balance of the repurchased shares will be sold in February. The proceeds of such sales will be used to repay the short term extension of credit by CIT.

BERNARD CHAUS, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-looking Statements
     Certain statements contained herein are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that have been made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements are indicated by words or phrases such as “anticipate,” “estimate,” “project,” “expect,” “believe,” “may,” “could,” “would,” “plan,” “intend” and similar words or phrases. Such statements are based on current expectations and are subject to certain risks, uncertainties and assumptions, including, but not limited to, the overall level of consumer spending on apparel; the financial strength of the retail industry, generally and our customers in particular; changes in trends in the market segments in which we compete and our ability to gauge and respond to changing consumer demands and fashion trends; the level of demand for our products; our dependence on our major department store customers; the continued support of retailers for our Kenneth Cole licensed merchandise through the termination of the license; the success of the new Camuto Licensing Agreement ; the highly competitive nature of the fashion industry; our ability to satisfy our cash flow needs, including the cash requirements under the Camuto Licensing Agreement; our ability to achieve our business plan and have adequate access to capital; our ability to operate within production and delivery constraints, including the risk of failure of manufacturers and our exclusive supplier to deliver products in a timely manner or to quality standards; the risk that our exclusive supplier will continue to supply product to us on favorable payment terms; our ability to meet the requirements of the Camuto Licensing Agreement; our ability to source product in an environment of high volatility and inflationary pressures on prices of labor and raw materials; our ability to attract and retain qualified personnel; and changes in economic or political conditions in the markets where we sell or source our products, including war and terrorist activities and their effects on shopping patterns, as well as other risks and uncertainties set forth in the Company’s publicly-filed documents, including this Quarterly Report on Form 10-Q. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected.
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
     We have a license agreement (the “KCP License Agreement”)with Kenneth Cole Productions, Inc. (“KCP”) to manufacture and sell women’s sportswear under various labels. These products offer high-quality fabrications and styling at “better” price points. On October 19, 2010, we entered into an agreement with KCP (the “KCP Termination Agreement”) pursuant to which the KCP License Agreement will terminate on June 1, 2011 rather than the original termination date of June 30, 2012. Under the KCP Termination Agreement, we are relieved of certain restrictions on engaging in transactions and activities in the apparel industry as well as the obligation to pay certain promotional,

BERNARD CHAUS, INC. AND SUBSIDIARIES
marketing and advertising fees required under the KCP License Agreement. KCP has agreed to assume certain of our liabilities associated with our performance under the KCP License Agreement as well to pay us a termination fee upon termination of the agreement in June 2011.
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
Exclusive Supply Agreement
     In July 2009 we entered into an exclusive supply agreement with China Ting Holdings Limited (“CTG”) pursuant to which CTG serves as the exclusive supplier of substantially all merchandise purchased by us in Asia in addition to providing sample making and production supervision services. See Note 4 for more information about this agreement.
Results of Operations
The following table sets forth, for the periods indicated, certain items expressed as a percentage of net revenue.

	For the Three Months Ended		For the Six Months Ended
	January 1,	December 31,	January 1,	December 31,
	2011	2009	2011	2009
Net Revenue	100.0%	100.0%	100.0%	100.0%
Gross Profit	12.2%	22.3%	19.4%	24.9%
Selling, general and administrative expenses	41.5%	33.0%	32.1%	31.7%
Accrued gain on early termination of license agreement	(6.1)%	—%	(6.5)%	—%
Interest expense	1.1%	1.0%	0.8%	0.8%
Net loss	(24.3)%	(11.7)%	(7.1)%	(7.6)%
     Net revenues for the three months ended January 1, 2011 decreased by 19.9%, or $4.2 million, to $16.9 million from $21.1 million for the three months ended December 31, 2009. Units sold decreased by approximately 17.7% and the overall price per unit decreased by approximately 2.6%. Our net revenues decreased due to a decrease in revenues in our licensed product lines of $2.0 million, Chaus product lines of $1.5 million, and private label product lines of $1.1 million, partially offset by a increase in our Cynthia Steffe product lines of $0.4 million. The decrease in our licensed and Chaus product lines was primarily due to decreases in the department store channel of distribution.
     Net revenues for the six months ended January 1, 2011 decreased by 0.4%, or $0.2 million, to $44.6 million from $44.8 million for the six months ended December 31, 2009. Units sold decreased by approximately 3.9% and the overall price per unit increased by approximately 3.6%. Our net revenues decreased due to a decrease in revenues in our Chaus product lines of $2.0 million and private label product lines of $0.8 million, partially offset by an increase in our Cynthia Steffe product lines of $1.9 million and our licensed product lines of $0.7 million. The decrease in our Chaus product line was primarily due to decreases in our club channel of distribution. The increase in our Cynthia Steffe product lines was due to increases in all channels of distribution.
     Gross profit for the three months ended January 1, 2011 decreased $2.6 million to $2.1 million as compared to $4.7 million for the three months ended December 31, 2009 as a result of a decrease in revenues and a decrease in gross profit percentage. The decrease in gross profit was due to decreases in gross profit in our licensed product lines of $1.5

BERNARD CHAUS, INC. AND SUBSIDIARIES
million, private label product lines of $0.6 million, Chaus product lines of $0.4 million and in our Cynthia Steffe product lines of $0.1. As a percentage of sales, gross profit decreased to 12.2% for the three months ended January 1, 2011 from 22.3% for the three months ended December 31, 2009. The decrease in gross profit percentage was primarily a result of decreases in gross profit percentage in our Department Store and Discount Store channels.
     Gross profit for the six months ended January 1, 2011 decreased $2.6 million to $8.6 million as compared to $11.2 million for the six months ended December 31, 2009 primarily as a result of a decrease in revenues. The decrease in gross profit was primarily due to the decrease in gross profit in our licensed product lines of $1.4 million, Chaus product lines of $0.9 million, private label product lines of $0.6 million, partially offset by an increase in gross profit in our Cynthia Steffe product lines of $0.3. Gross profit for the six months ended December 31, 2009 was reduced by a one time charge of $0.2 million reflecting net severance costs related to the closure of the Company’s Hong Kong office and the transfer of the majority of the staff to CTG. See Note 4 for more information. As a percentage of sales, gross profit decreased to 19.4% for the six months ended January 1, 2011 from 24.9% for the six months ended December 31, 2009. The decrease in gross profit percentage was due to lower gross profit percentage in our department store, discounter and club channels of distribution.
     Selling, general and administrative (“SG&A”) expenses were $7.0 million in each of the three months ended January 1, 2011 and December 31, 2009. As a percentage of net revenue, SG&A expenses increased to 41.5% for the three months ended January 1, 2011 compared to 33.0% for the three months ended December 31, 2009. In the three months ended January 1, 2011, increases in professional fees and consulting expense of $0.1 million (in part due to the start-up of the Camuto License Agreement) and marketing and advertising expenses of $0.1 million, were substantially offset by reductions in other categories. The increase in SG&A as a percentage of net revenue was due to the overall decrease in sales volume which decreased our leverage on SG&A expenses.
     SG&A expenses increased by $0.1 million to $14.3 million for the six months ended January 1, 2011 from $14.2 million for the six months ended December 31, 2009. As a percentage of net revenue, SG&A expenses increased to 32.1% for the six months ended January 1, 2011 compared to 31.7% for the six months ended December 31, 2009. The increase in SG&A expenses for the six months ended January 1, 2011, were a result of increases in distribution expense of $0.2 million and professional fees and consulting expense $0.1 million, which were substantially offset by reductions in other categories. The increase in SG&A as a percentage of net revenue was due to the overall decrease in sales volume which decreased our leverage on SG&A expenses.
     Accrued gain on early termination of the KCP License Agreement was $1.0 million and $2.9 million for the three and six months ended January 1, 2011, respectively. This gain is based on sales to certain customers as defined in the KCP Termination Agreement.
     Interest expense was approximately $0.2 million in each of the three months ended January 1, 2011 and December 31, 2009 and $0.4 million in each of the six months ended January 1, 2011 and December 31 2009, primarily due to higher interest rates offset by lower bank borrowings in connection with our New Financing Agreement entered into in March 2010.
     Our income tax provision for the three and six months ended January 1, 2011 and December 31, 2009 includes provisions for state and local taxes and for the temporary differences associated with the Company’s trademarks.
     We periodically review our historical and projected taxable income and consider available information and evidence to determine if it is more likely than not that a portion of the deferred tax assets will be realized. A valuation allowance is established to reduce the deferred tax assets to the amount that is more likely than not to be realized. As of January 1, 2011 and December 31, 2009, based upon its evaluation of taxable income and the current business environment, we recorded a full valuation allowance on our deferred tax assets including net operating losses (“NOL”). If we determine that a portion of the deferred tax assets will be realized in the future, that portion of the valuation allowance will be reduced and we will provide for an income tax benefit in our Statement of Operations at our estimated effective tax rate. See “Critical Accounting Policies and Estimates” below for more information regarding income taxes and our federal NOL carryforward.

BERNARD CHAUS, INC. AND SUBSIDIARIES
Financial Position, Liquidity and Capital Resources
General
     Net cash provided by operating activities was $4.2 million for the six months ended January 1, 2011 as compared to net cash used in operating activities of $4.9 million for the six months ended December 31, 2009. Net cash provided by operating activities for the six months ended January 1, 2011 resulted primarily from a decrease in accounts receivable- factored of $9.3 million, which was partially offset by a net loss of $3.2 million and a decrease in accounts payable of $2.2 million. The decrease in accounts receivable-factored of $9.3 million was due to the reduction of sales as well as the timing of shipments for the three months ended January 1, 2011 as compared to the three months ended July 3, 2010. Net cash used in operating activities for the six months ended December 31, 2009 resulted primarily from a net loss of $3.4 million, an increase in accounts receivable — factored of $2.9 million, and an increase in accounts receivable-net of $0.7 million, which were partially offset by an increase in accounts payable of $2.3 million. The net increase in accounts receivable — factored and accounts receivable-net of $3.6 million was due to the increase in sales as well as the timing of shipments for the three months ended December 31, 2009 as compared to the three months ended June 30, 2009.
     Cash used in investing activities for the six months ended January 1, 2011 was $157,000 compared to $266,000 in the previous year. The purchases of fixed assets for the six months ended January 1, 2011 consisted primarily of management information system upgrades. In fiscal 2011, the Company anticipates capital expenditures of approximately $400,000 primarily for management information system upgrades and other capital items. The unexpended portion of capital expenditures for fiscal 2011 is approximately $240,000.
     Net cash used in financing activities of $4.0 million for the six months ended January 1, 2011 was primarily the result of net repayments of short-term bank borrowings. Net cash provided by financing activities of $5.2 million for the six months ended December 31, 2009 was primarily the result of net proceeds from short-term bank borrowings of $1.2 million and proceeds from the CTG supply premium of $4.0 million.
     In connection with the KCP Termination Agreement, in January 2011, the Company repurchased 6 million shares of common stock owned by KCP for $0.6 million utilizing a short term extension of credit by CIT. In February 2011, the Company sold 3 million of such repurchased shares to Camuto, a licensor to the Company. Camuto and another party with whom the Company has a commercial relationship have expressed an interest in buying the balance of the repurchased shares. Although there can be no assurances, the Company expects that the balance of the repurchased shares will be sold in February. The proceeds of such sales will be used to repay the short term extension of credit by CIT.
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

BERNARD CHAUS, INC. AND SUBSIDIARIES
intangibles, equipment, and trademarks, and a pledge of our interest in our subsidiaries. The New Financing Agreement expires on September 30, 2011.
     The borrowings under the New Financing Agreement accrue interest at a rate of 3% above prime. The interest rate as of January 1, 2011 was 6.25%. We have the option to terminate the New Financing Agreement with CIT. If we terminate the agreement with CIT due to non-performance by CIT of certain of its obligations for a specified period of time, we will not be liable for any termination fees. Otherwise in the event of an early termination by us, we will be liable for minimum factoring fees.
     On January 1, 2011, the Company had $1.1 million of outstanding letters of credit, total availability of approximately $1.1 million, and $7.2 million of revolving credit borrowings under the New Financing Agreement. On December 31, 2009, the Company had $1.5 million of outstanding letters of credit, total availability of approximately $4.0 million, and $7.8 million of revolving credit borrowings under the previous factoring and financing agreement.
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
Future Financing Requirements
     At January 1, 2011, we had a working capital deficit of $5.6 million as compared with working capital of $0.5 million at December 31, 2009. Our business plan requires the availability of sufficient cash flow and borrowing capacity to finance our product lines and to meet our cash needs. We expect to satisfy such requirements through cash on hand, cash flow from operations and borrowings from CIT. Our fiscal 2011 business plan anticipates improvement from fiscal 2010, by achieving improved gross margin percentages and additional cost reduction initiatives primarily in the last six months of fiscal 2011. Our ability to achieve our fiscal 2011 business plan is critical to maintaining adequate liquidity. There can be no assurance that we will be successful in our efforts. We rely on CIT, the sole source of our financing, to borrow money in order to fund our operations. Should CIT cease funding our operations, we may not have sufficient cash flow from operations to meet our liquidity needs. In addition, CTG manufactures the majority of our product on favorable payment terms. In the event that CTG terminates this agreement with us or requires a change in the favorable payment terms, we may be unable to locate alternative suppliers in a timely manner or unable to obtain similarly favorable payment terms. In fiscal 2010 and the six months ended January 1, 2011, the KCP License Agreement accounted for approximately 50% of our revenues and we have agreed to an early termination of this agreement effective June 1, 2011. While the Company entered into the Camuto License Agreement on November 18, 2010, there can be no assurances that we will be able to derive revenue from this agreement sufficient to offset the loss in revenue resulting from the termination of the KCP license agreement.
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

BERNARD CHAUS, INC. AND SUBSIDIARIES
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
     Factoring Agreement and Accounts Receivable — We have a factoring agreement with CIT whereby substantially all of our receivables are factored. The factoring agreement is a non-recourse factoring arrangement whereby CIT, based on credit approved orders, assumes the accounts receivable risk of our customers in the event of insolvency or non-payment. We assume the accounts receivable risk on sales factored to CIT but not approved by CIT as non-recourse factored receivables, which approximated $0.5 million at January 1, 2011, $0.7 million at July 3, 2010, and $0.6 million at December 31, 2009. We receive payment on non-recourse factored receivables from CIT as of the earliest of: a) the date that CIT has been paid by our customers; b) the date of the customer’s longest maturity if the customer is in bankruptcy or insolvency proceedings; or c) the last day of the third month following the customer’s longest maturity date if the receivable remains unpaid. All receivable risks for customer deductions that reduce the customer receivable balances are retained by us, including, but not limited to, allowable customer markdowns, operational chargebacks, disputes, discounts, and returns. These deductions totaling $2.5 million as of January 1, 2011, $2.2 million as of July 3, 2010 and $2.6 million as of December 31, 2009 have been recorded as reductions of either accounts receivable — factored or accounts receivable-net based on the classification of the respective customer balance to which they pertain. We also assume the risk on accounts receivable not factored to CIT which is shown as Accounts Receivable-net on the accompanying balance sheets.
     Inventories — Inventories are stated at the lower of cost or market, cost being determined on the first-in, first-out method. The majority of our inventory purchases are shipped FOB shipping point from our suppliers. We take title and assume the risk of loss when the merchandise is received at the boat or airplane overseas. We record inventory at the point of such receipt at the boat or airplane overseas. Reserves for slow moving and aged merchandise are provided to adjust inventory costs based on historical experience and current product demand. Inventory reserves were $0.4 million at January 1, 2011, $0.5 million at July 3, 2010, and $0.4 million at December 31, 2009. Inventory reserves are based upon the level of excess and aged inventory and estimated recoveries on the sale of the inventory. While markdowns have been within expectations and the provisions established, we cannot guarantee that we will continue to experience the same level of markdowns as in the past.
     Valuation of Long-Lived Assets and Trademarks — We conduct impairment testing annually in the fourth quarter of each fiscal year, or sooner if events and changes in circumstances suggest that the carrying amount may not be recoverable from its estimated future cash flows including market participant assumptions, when available. The review of trademarks and long lived assets is based upon projections of anticipated future undiscounted cash flows. While we believe that our estimates of future cash flows are reasonable, different assumptions regarding such cash flows could materially affect evaluations. To the extent these future projections or our strategies change, the conclusion regarding impairment may differ from the current estimates. There were no impairment charges for the three and six months ended January 1, 2011 or December 31, 2009.
     Income Taxes — Results of operations have generated a federal tax NOL carryforward of approximately $73.1 million as of July 3, 2010. Approximately 45% of the Company’s NOL carryforward expires between 2011 and 2012. Generally accepted accounting principles require that we record a valuation allowance against the deferred tax asset associated with this NOL if it is “more likely than not” that we will not be able to utilize it to offset future taxable income. We periodically review our historical and projected taxable income and consider available information and evidence to determine if it is more likely than not that a portion of the deferred tax assets will be realized. A valuation allowance is established to reduce the deferred tax assets to the amount that is more likely than not to be realized. As of January 1, 2011, based upon our evaluation of our historical and projected results of operations, the current business environment and the magnitude of the net operating loss, we recorded a full valuation allowance on our deferred tax assets including NOL’s. If the we determine that it is more likely than not that a portion of the deferred tax assets will be realized in the future, that portion of the valuation allowance will be reduced and we will provide for an income tax benefit in our Statement of Operations at our estimated effective tax rate. Subsequent revisions to the estimated net realizable value of

BERNARD CHAUS, INC. AND SUBSIDIARIES
the deferred tax asset could cause our provision for income taxes to vary from period to period, although our cash payments would remain unaffected until the benefit of the NOL is utilized.
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
     At January 1, 2011 and December 31, 2009, the carrying amounts of our revolving credit borrowings approximated fair value. As of January 1, 2011, our revolving credit borrowings bore interest at a rate of 6.25%. As of January 1, 2011, a hypothetical immediate 10% adverse change in prime interest rates relating to our revolving credit borrowings and term loan would have less than $0.1 million unfavorable impact on our earnings and cash flows over a one-year period.
Item 4. Controls and Procedures
     The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Company’s Chairwoman along with the Company’s Interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
     Each fiscal quarter the Company carries out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chairwoman and Chief Executive Officer (“CEO”), along with the Company’s Interim Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this evaluation, our management, with the participation of the CEO and CFO, concluded that, as of January 1, 2011, our internal controls over financial reporting were effective.

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
     There have been no material changes with respect to the Company’s risk factors previously disclosed in our Annual Report on Form 10-K for the year ended July 3, 2010. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Submission of Matters to a Vote of Security Holders.
(a)	The Annual Meeting of Stockholders of the Company was held on December 7, 2010 at 11:00 a.m.

(c)	At such meeting, the Stockholders voted on the election of four directors of the Company to serve until the next Annual Meeting of Stockholders and until their respective successors have been elected and qualified.

	For	Withheld
Philip G. Barach	33,711,344	220,448
David Stiffman	33,663,149	268,643
Josephine Chaus	33,662,650	269,142
Robert Flug	33,451,623	480,169
Item 5. Other Information.
     On February 4, 2011, David Stiffman, a director and Chief Operating and Financial Officer of the Company, notified the Company of his resignation as a director and Chief Operating and Financial Officer of the Company, effective as of February 4, 2011. The Company’s board of directors appointed William P. Runge, the Company’s Director of Financial Planning and Control, to serve as the Company’s Interim Chief Financial Officer, effective immediately upon Mr. Stiffman’s resignation, until a successor is named. Mr. Runge, 56, has been the Company’s Director of Financial Planning and Control since joining the Company in March 2009. Prior to joining the Company, from 1988 until 2008, Mr. Runge held positions of increasing responsibility with Popular Club Plan, Inc. and was its Vice President-Finance from 2004 until 2008.

BERNARD CHAUS, INC. AND SUBSIDIARIES
Item 6. Exhibits (filed herewith)
31.1	Certification of Chief Executive Officer pursuant to Rule13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Interim Chief Financial Officer pursuant to Rule13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Josephine Chaus, Chairwoman of the Board and Chief Executive Officer of Bernard Chaus, Inc.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by William P. Runge, Interim Chief Financial Officer of Bernard Chaus, Inc.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BERNARD CHAUS, INC.
Date: February 10, 2011	By:	/s/ Josephine Chaus
JOSEPHINE CHAUS
Chairwoman of the Board, and Chief Executive Officer

Date: February 10, 2011	By:	/s/ William P. Runge
William P. Runge
Interim Chief Financial Officer

BERNARD CHAUS, INC. AND SUBSIDIARIES

Exhibit Number	Exhibit Title

31.1
Certification of Chief Executive Officer pursuant to Rule13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2
Certification of Interim Chief Financial Officer pursuant to Rule13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1
Certification Pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Josephine Chaus, Chairwoman of the Board and Chief Executive Officer of Bernard Chaus, Inc.

32.2
Certification Pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by William P. Runge, Interim Chief Financial Officer of Bernard Chaus, Inc.