Form 10-Q
period 2011-04-02
CHAUS BERNARD INC
filed 2011-05-17
CIK 793983

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended April 2, 2011.
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Date	Class	Shares Outstanding
May 17, 2011	Common Stock, $0.01 par value	37,481,373

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
BERNARD CHAUS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except number of shares and per share amounts)

	April 2,	July 3,	March 31,
	2011	2010	2010
	(Unaudited)	( * )	(Unaudited)
Assets
Current Assets
Cash	$3	$4	$51
Accounts receivable — factored	14,467	19,404	19,136
Accounts receivable — net	1,648	1,789	1,854
Inventories — net	5,235	8,846	6,825
Prepaid expenses and other current assets	1,356	536	490

Total current assets	22,709	30,579	28,356
Fixed assets — net	936	885	809
Other assets	3	25	71
Trademarks	1,000	1,000	1,000

Total assets	$24,648	$32,489	$30,236

Liabilities and Stockholders’ Deficiency
Current Liabilities
Revolving credit borrowings	$9,966	$11,175	$9,180
Accounts payable	19,067	19,399	16,116
Accrued expenses	1,158	2,305	2,611

Total current liabilities	30,191	32,879	27,907
Deferred income	2,934	3,234	3,333
Long term liabilities	1,851	1,735	1,617
Deferred income taxes	193	173	168

Total liabilities	35,169	38,021	33,025
Stockholders’ Deficiency
Preferred stock, $.01 par value, authorized shares — 1,000,000; issued and outstanding shares — none	—	—	—
Common stock, $.01 par value, authorized shares — 50,000,000; issued shares — 37,543,643 at April 2, 2011, July 3, 2010 and March 31, 2010	375	375	375
Additional paid-in capital	133,440	133,440	133,437
Deficit	(141,516)	(136,827)	(134,192)
Accumulated other comprehensive loss	(1,040)	(1,040)	(929)
Less: Treasury stock at cost — 3,062,270 shares at April 2, 2011, 62,270 at July 3, 2010 and March 31, 2010	(1,780)	(1,480)	(1,480)

Total stockholders’ deficiency	(10,521)	(5,532)	(2,789)

Total liabilities and stockholders’ deficiency	$24,648	$32,489	$30,236

*	Derived from audited financial statements at July 3, 2010.
See accompanying notes to consolidated financial statements.

BERNARD CHAUS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except number of shares and per share amounts)

	For the Three Months Ended		For the Nine Months Ended
	April 2,	March 31,	April 2,	March 31,
	2011	2010	2011	2010
	(Unaudited)		(Unaudited)
Net revenue	$23,260	$27,781	$67,885	$72,588
Cost of goods sold	18,812	19,722	54,790	53,357

Gross profit	4,448	8,059	13,095	19,231
Selling, general and administrative expenses	6,956	7,817	21,262	22,023
Accrued gain on early termination of license agreement	(1,165)	—	(4,055)	—

Income (loss) from operations	(1,343)	242	(4,112)	(2,792)

Interest expense	163	216	541	576

Income (loss) before income tax provision	(1,506)	26	(4,653)	(3,368)
Income tax provision	12	10	36	30

Net income (loss)	$(1,518)	$16	$(4,689)	$(3,398)

Basic earnings (loss) per share	$(0.04)	$0.00	$(0.13)	$(0.09)

Diluted earnings (loss) per share	$(0.04)	$0.00	$(0.13)	$(0.09)

Weighted average number of shares outstanding — basic	34,514,000	37,481,000	36,492,000	37,481,000

Weighted average number of common and common equivalent shares outstanding — diluted	34,514,000	37,481,000	36,492,000	37,481,000

See accompanying notes to consolidated financial statements.

BERNARD CHAUS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Nine Months Ended
	April 2,	March 31,
	2011	2010
	(Unaudited)	(Unaudited)
Operating Activities
Net loss	$(4,689)	$(3,398)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	275	521
Loss on disposal of fixed assets	—	43
Amortization of deferred income	(300)	(267)
Stock compensation expense	—	21
Deferred rent expense	78	248
Deferred income taxes	20	21
Changes in operating assets and liabilities:
Accounts receivable — factored	4,937	(8,547)
Accounts receivable	141	(1,647)
Inventories	3,611	(2,986)
Prepaid expenses and other assets	(820)	(180)
Accounts payable	(332)	9,865
Accrued expenses and long term liabilities	(1,109)	121

Net cash provided by (used in) operating activities	1,812	(6,185)

Investing Activities
Purchases of fixed assets	(304)	(464)

Cash used in investing activities	(304)	(464)

Financing Activities
Net proceeds from (repayments of) revolving credit borrowings	(1,209)	2,574
Purchase of treasury stock	(600)	—
Proceeds from reissuance of treasury stock	300	—
Proceeds from supply agreement	—	4,000

Net cash provided by (used in) financing activities	(1,509)	6,574

Decrease in cash	(1)	(75)
Cash, beginning of year	4	126

Cash, end of period	$3	$51

Supplemental Disclosure of Cash Flow Information:
Cash paid for:
Taxes	$13	$14

Interest	$499	$528

BERNARD CHAUS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Nine Months Ended April 2, 2011 and March 31, 2010
1. Business and Summary of Significant Accounting Policies
Business:
          Bernard Chaus, Inc. (the “Company” or “Chaus”) designs, arranges for the manufacture of and markets an extensive range of women’s career and casual sportswear principally under the JOSEPHINE CHAUS® JOSEPHINE®, JOSEPHINE STUDIO®, CHAUS®, CHAUS SPORT®, CYNTHIA STEFFE®, SEAMLINE CYNTHIA STEFFE® and CYNTHIA CYNTHIA STEFFE® trademarks and under private label brand names. The Company’s products are sold nationwide through department store chains, specialty retailers, discount stores, wholesale clubs and other retail outlets. The Company’s CHAUS product lines sold through the department store channels are in the opening price points of the “better” category. The Company’s CYNTHIA STEFFE product lines are an upscale contemporary women’s apparel line sold through department stores and specialty stores. The Company’s private label product lines are designed and sold to various customers. The Company also has a license agreement (the “KCP License Agreement”) with Kenneth Cole Productions, Inc. (“KCP”) to manufacture and sell women’s sportswear under various labels. These products offer high-quality fabrications and styling at “better” price points. On October 19, 2010, the Company entered into an agreement with KCP (the “KCP Termination Agreement”) pursuant to which the license agreement will terminate on June 1, 2011 rather than the original termination date of June 30, 2012. Under the KCP Termination Agreement, the Company is relieved of certain restrictions on engaging in transactions and activities in the apparel industry as well as the obligation to pay certain promotional, marketing and advertising fees required under the license agreement. KCP has agreed to assume certain of the Company’s liabilities associated with the Company’s performance under the license agreement as well as to pay the Company a termination fee upon termination of the agreement in June 2011. The termination fee is based on sales to certain customers through June 1, 2011, as defined in the agreement, and $4.1 million has been recorded during the nine months ended April 2, 2011 as an accrued gain on early termination of the license agreement on the accompanying Consolidated Statement of Operations.
          On November 18, 2010, the Company entered into a trademark license agreement (“Camuto License Agreement”) with Camuto Consulting, Inc. d/b/a Camuto Group (“Camuto”). This agreement grants the Company an exclusive license to design, manufacture, sell and distribute women’s sportswear and ready-to-wear apparel under the trademark “Vince Camuto” in approved department stores, specialty retailers and off-price channels in the United States, Canada and Mexico. The Company will begin shipping Camuto licensed products in the first quarter of fiscal 2012. The initial term of the Camuto License Agreement expires on December 31, 2015. The Company has the option to renew the agreement for an additional term of three years if it meets specified sales targets and is in compliance with the terms of the agreement. In addition, Camuto has the ability to terminate the agreement under certain circumstances, as described in the agreement. The Company is required to pay Camuto certain royalties on net sales and has agreed to guaranteed minimum yearly royalty and advertising amounts. In addition, it is obligated to expend a minimum amount each quarter on marketing. See Note 6 for further information.
          The Company’s business plan requires the availability of sufficient cash flow and borrowing capacity to finance its product lines and to meet its cash needs. The Company expects to satisfy such requirements through cash on hand, cash flow from operations and borrowings from its lender. The Company’s ability to sustain such availability is critical to maintaining adequate liquidity. The Company relies on CIT, the sole source of its financing, to borrow money in order to fund its operations. The agreements governing our relationship with CIT expire in September 2011. Should CIT cease funding the Company’s operations, or should the Company be unable to renew these agreements or negotiate similar agreements on acceptable terms, the Company may not have sufficient cash flow from operations to meet its liquidity needs. In addition, China Ting Group Holdings Limited (“CTG”) manufactures the majority of the Company’s product on favorable payment terms. For additional information see Note 4. In the event CTG terminates this agreement or requires a change in the favorable payment terms, the Company may be unable to locate alternative suppliers in a timely

BERNARD CHAUS, INC. AND SUBSIDIARIES
manner or obtain similarly favorable payment terms. For the fiscal year ended July 3, 2010 and the nine months ended April 2, 2011, the KCP license agreement accounted for approximately 50% of the Company’s revenues and this agreement will terminate on June 1, 2011. While the Company entered into the Camuto License Agreement on November 18, 2010, there can be no assurance that it will be able to derive revenue from this agreement sufficient to offset the loss in revenue resulting from the termination of the KCP license agreement. There could be a material adverse effect on the Company’s business, liquidity and financial condition should any of the following occur: a) CIT ceases its funding of the Company’s operations or the Company is unable to renew its agreement with CIT or obtain similar or acceptable terms during the course of negotiating such renewal; b) CTG terminates its agreement with the Company or requires a change in the agreement’s favorable payment terms; or c) the Company fails to offset the revenue lost as a result of the termination of the KCP license agreement.
Basis of Presentation:
          The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended April 2, 2011 are not necessarily indicative of the results that may be expected for the year ending July 2, 2011 or any other period. The balance sheet at July 3, 2010 has been derived from the audited financial statements at that date. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended July 3, 2010.
Fiscal Year:
          On June 18, 2010, the Board of Directors of the Company approved a change to the Company’s fiscal year end from June 30th to the Saturday closest to June 30th and effective immediately the Company now reports on a fifty-two/fifty-three week fiscal year-end. Due to the change, the three months ended April 2, 2011 and March 31, 2010 contained 91 and 90 days, respectively, and the nine months ended April 2, 2011 and March 31, 2010 contained 273 and 274 days, respectively. The net sales for the additional day in the three and nine months ended March 31, 2010 is not deemed material.
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

BERNARD CHAUS, INC. AND SUBSIDIARIES
Factoring Agreement and Accounts Receivable:
          On March 29, 2010, the Company entered into an amended and restated factoring and financing agreement (“New Financing Agreement”) with The CIT Group/Commercial Services, Inc. (“CIT”). The New Financing Agreement provides for a non-recourse factoring arrangement which provides notification factoring on substantially all of the Company’s sales on terms substantially similar to those in effect under the previous factoring and financing agreement whereby CIT, based on credit approved orders, assumes the accounts receivable risk of the Company’s customers in the event of insolvency or non-payment. The Company assumes the accounts receivable risk on sales factored to CIT but not approved by CIT as non-recourse factored receivables, which approximated $0.4 million at April 2, 2011, $0.7 million at July 3, 2010, and $0.7 million at March 31, 2010. The Company receives payment on non-recourse factored receivables from CIT as of the earliest of: a) the date that CIT has been paid by the Company’s customers; b) the date of the customer’s longest maturity if the customer is in bankruptcy or insolvency proceedings; or c) the last day of the third month following the customer’s longest maturity date if the receivable remains unpaid. All receivable risks for customer deductions that reduce the customer receivable balances are retained by the Company, including, but not limited to, allowable customer markdowns, operational chargebacks, disputes, discounts, and returns. These deductions totaling $2.0 million as of April 2, 2011, $2.2 million as of July 3, 2010 and $2.3 million as of March 31, 2010, have been recorded as a reduction of either accounts receivable — factored or accounts receivable — net based upon the classification of the respective customer balance to which they pertain. The Company also assumes the risk on accounts receivable not factored to CIT which is shown as accounts receivable-net on the accompanying balance sheets. See Note 3 for additional information about the Company’s financing agreement with CIT.
Inventories:
          Inventories are stated at the lower of cost or market, cost being determined on the first-in, first-out method. The majority of the Company’s inventory purchases are shipped FOB shipping point from the Company’s suppliers. The Company takes title and assumes the risk of loss when the merchandise is received at the boat or airplane overseas. The Company records inventory at the point of such receipt at the boat or airplane overseas. Reserves for slow moving and aged merchandise are provided to adjust inventory costs based on historical experience and current product demand. Inventory reserves were approximately $0.4 million at April 2, 2011, $0.5 million at July 3, 2010 and $0.4 million at March 31, 2010. Inventory reserves are based upon the level of excess and aged inventory and the Company’s estimated recoveries on the sale of the inventory. While markdowns have been within expectations and the provisions established, the Company cannot guarantee that it will continue to experience the same level of markdowns as in the past.
Long-Lived Assets and Trademarks:
          Trademarks relate to the Cynthia Steffe trademarks and were determined to have an indefinite life. The Company does not amortize assets with indefinite lives and conducts impairment testing annually in the fourth quarter of each fiscal year, or sooner if events and changes in circumstances suggest that the carrying amount may not be recoverable from its estimated future cash flows including market participant assumptions, when available. The review of trademarks and long lived assets is based upon projections of anticipated future undiscounted cash flows. While the Company believes that its estimates of future cash flows are reasonable, different assumptions regarding such cash flows could materially affect evaluations. To the extent these future projections or the Company’s strategies change, the conclusion regarding impairment may differ from the current estimates. There were no impairment charges for the three and nine months ended April 2, 2011 and March 31, 2010.
Income Taxes:
          The Company accounts for income taxes under the asset and liability method in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 740. Deferred income taxes reflect the future tax consequences of differences between the tax bases of assets and liabilities and their financial reporting amounts at year-end. The Company periodically reviews its historical and projected taxable income and considers available information and evidence to determine if it is more likely than not that a portion of the deferred tax assets will be realized. A valuation allowance is established to reduce the deferred tax assets to the amount that is more likely than not to be realized. As of April 2, 2011, July 3, 2010 and March 31, 2010, based upon its evaluation of the Company’s

BERNARD CHAUS, INC. AND SUBSIDIARIES
historical and projected results of operations, the current business environment and the magnitude of the net operating loss, the Company recorded a full valuation allowance on its deferred tax assets. If the Company determines that it is more likely than not that a portion of the deferred tax assets will be realized in the future, that portion of the valuation allowance will be reduced and the Company will provide for an income tax benefit in its Statement of Operations at its estimated effective tax rate.
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
Earnings (loss) Per Share:
          Basic income (loss) per share has been computed by dividing the applicable net income (loss) by the weighted average number of common shares outstanding. Diluted earnings (loss) per share has been computed by dividing the applicable net income (loss) by the weighted average number of common shares outstanding. Options to purchase approximately 689,000 and 819,000 shares of common stock were excluded from the computation of diluted earnings per share for the three and nine months ended April 2, 2011 and March 31, 2010, respectively, because their exercise prices were greater than the average market price.

	For the Three Months Ended		For the Nine Months Ended
	April 2,	March 31,	April 2,	March 31,
	2011	2010	2011	2010
Denominator for earnings (loss) per share (in millions):
Denominator for basic earnings (loss) per share:
weighted-average shares outstanding	34.5	37.5	36.5	37.5
Assumed exercise of potential common shares	—	—	—	—

Denominator for diluted earnings (loss) per share	34.5	37.5	36.5	37.5

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
          In July 2010, the FASB issued ASU 2010-20, Receivables (Topic 310) Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, which improves the disclosures that an entity provides about the credit quality of its financing receivables and the related allowance for credit losses. As a result of these amendments, an entity is required to disaggregate by portfolio segment or class certain existing disclosures and provide certain new

BERNARD CHAUS, INC. AND SUBSIDIARIES
disclosures about its financing receivables and related allowance for credit losses. ASU 2010-20 was effective for financial statements issued for interim and annual periods ending on or after December 15, 2010 except for disclosures about activity that occurs during a reporting period, which were effective for interim and annual reporting periods beginning on or after December 15, 2010. The adoption of ASU 2010-20 did not have a material impact on the Company’s consolidated financial statements.
2. Inventories — net

	April 2,	July 3,	March 31,
	2011	2010	2010
		(in thousands)
	(unaudited)	(*)	(unaudited)
Raw materials	$288	$457	$543
Work-in-process	104	63	213
Finished goods	4,843	8,326	6,069

Total	$5,235	$8,846	$6,825

*	Derived from the audited financial statements at July 3, 2010.
          Inventories are stated at the lower of cost, using the first in first-out (FIFO) method, or market. Included in finished goods inventories is merchandise in transit of approximately $1.7 million at April 2, 2011, $4.3 million at July 3, 2010 and $2.6 million at March 31, 2010.
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
          The borrowings under the New Financing Agreement accrue interest at a rate of 3% above prime. The interest rate as of April 2, 2011 was 6.25%. The Company has the option to terminate the New Financing Agreement with CIT. If the Company terminates the agreement with CIT due to non-performance by CIT of certain of its obligations for a specified period of time, the Company will not be liable for any termination fees. Otherwise in the event of an early termination by the Company it will be liable for minimum factoring fees.
          Prior to the New Financing Agreement, the Company’s previous agreements with CIT provided the Company with a $30.0 million revolving line of credit including a sub-limit in the amount of $12.0 million for issuance of letters of credit. The agreements contained various financing and operating covenants and charged various interest

BERNARD CHAUS, INC. AND SUBSIDIARIES
rates that were increased due to covenant defaults. The Company’s obligations under the previous agreements were secured by the same assets as the New Financing Agreement.
          On April 2, 2011, the Company had $1.1 million of outstanding letters of credit, total availability of approximately $1.1 million, and $10.0 million of revolving credit borrowings, including a short-term extension of $0.3 million (see Notes 7 and 8) under the New Financing Agreement. On March 31, 2010, the Company had $2.0 million of outstanding letters of credit, total availability of approximately $5.2 million, and $9.2 million of revolving credit borrowings under the previous factoring and financing agreement.
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
4. Deferred Income
          In July 2009, the Company entered into an exclusive supply agreement with CTG. Under this agreement, CTG acts as the exclusive supplier of substantially all merchandise purchased by the Company in addition to providing sample making and production supervision services. In consideration for the Company appointing CTG as the sole supplier of its merchandise in Asia/China for a term of 10 years, CTG paid the Company an exclusive supply premium of $4.0 million. The Company recorded this premium as deferred income and as of April 2, 2011, $0.4 million of the premium is included in accrued expenses and approximately $2.9 million is considered long term. The Company will recognize the premium as income on a straight line basis over the 10 year term of the agreement. For each of the three months and nine months ended April 2, 2011 and March 31, 2010, the Company recognized approximately $0.1 million and $0.3 million, respectively, of income as a reduction to cost of goods sold. For the nine months ended March 31, 2010, the Company recorded a charge of $0.2 million reflecting net severance costs related to the closure of the Company’s Hong Kong office and the transfer of the majority of the staff to CTG. At April 2, 2011, amounts owed to CTG for merchandise approximated $13.2 million and are included in accounts payable.
5. Pension Plan
          Components of Net Periodic Benefit Cost

	For the Three Months Ended		For the Nine Months Ended
	April 2,	March 31,	April 2,	March 31,
	2011	2010	2011	2010
	(Unaudited)		(Unaudited)
	(In Thousands)		(In Thousands)
Service cost	$2	$2	$6	$6
Interest cost	28	28	84	84
Expected return on plan assets	(26)	(26)	(78)	(78)
Amortization of net loss	9	20	27	60

Net periodic benefit cost	$13	$24	$39	$72

     Employer Contributions
          The Company will be required to contribute approximately $25,000 to the pension plan in fiscal 2011.
6. Commitments and Contingencies
          As disclosed in Note 1, on November 18, 2010, the Company entered into the Camuto License Agreement which includes the following minimum royalties, advertising and marketing expenses through December 31, 2015:

BERNARD CHAUS, INC. AND SUBSIDIARIES

Fiscal year ending:	Amount
(in thousands)
2011	$0
2012	2,140
2013	1,350
2014	1,635
2015	1,860
2016	975

Total	$7,960

7. Treasury Stock
In connection with the KCP Termination Agreement, in January 2011, the Company repurchased 6 million shares of common stock owned by KCP for $0.6 million utilizing a short term extension of credit by CIT. In February 2011, the Company sold 3 million of the repurchased shares to Camuto, a licensor to the Company, for $0.3 million. The proceeds of the sale were used to repay a portion of the short term extension of credit by CIT (see Note 8 below).
8. Subsequent Event
          In May 2011, the Company sold the remaining 3 million repurchased shares in connection with the KCP Termination Agreement to CTG for $0.3 million. The proceeds of the sale will be used to repay the remaining balance of the short term extension of credit by CIT noted above.

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
Overview
     The Company designs, arranges for the manufacture of and markets an extensive range of women’s career and casual sportswear principally under the JOSEPHINE CHAUS® JOSEPHINE®, JOSEPHINE STUDIO®, CHAUS®, CHAUS SPORT®, CYNTHIA STEFFE®, SEAMLINE CYNTHIA STEFFE® and CYNTHIA CYNTHIA STEFFE® trademarks and under private label brand names. Our products are sold nationwide through department store chains, specialty retailers, off-price retailers, wholesale clubs and other retail outlets.
     We have a license agreement (the “KCP License Agreement”) with Kenneth Cole Productions, Inc. (“KCP”) to manufacture and sell women’s sportswear under various labels. These products offer high-quality fabrications and styling at “better” price points. On October 19, 2010, we entered into an agreement with KCP (the “KCP Termination Agreement”) pursuant to which the KCP License Agreement will terminate on June 1, 2011 rather than the original termination date of June 30, 2012. Under the KCP Termination Agreement, we are relieved of certain restrictions on engaging in transactions and activities in the apparel industry as well as the obligation to pay certain promotional,

BERNARD CHAUS, INC. AND SUBSIDIARIES
marketing and advertising fees required under the KCP License Agreement. KCP has agreed to assume certain of our liabilities associated with our performance under the KCP License Agreement as well to pay us a termination fee upon termination of the agreement in June 2011.
     On November 18, 2010, we entered into a trademark license agreement (“Camuto License Agreement”) with Camuto Consulting, Inc. d/b/a Camuto Group (“Camuto”). This agreement grants us an exclusive license to design, manufacture, sell and distribute women’s sportswear and ready-to-wear apparel under the trademark “Vince Camuto” in approved department stores, specialty retailers and off-price channels in the United States, Canada and Mexico. The Company will begin shipping Camuto licensed products in the first quarter of fiscal 2012. The initial term of the Camuto License Agreement expires on December 31, 2015. We have the option to renew the agreement for an additional term of three years if we meet specified sales targets and are in compliance with other terms of the agreement. In addition, Camuto has the ability to terminate the agreement under certain circumstances, as described in the agreement. We are required to pay Camuto certain royalties on net sales and have agreed to guaranteed minimum yearly royalty and advertising amounts. In addition, we are obligated to expend a minimum amount each year on marketing. See note 6 for further information.
Exclusive Supply Agreement
     In July 2009 we entered into an exclusive supply agreement with China Ting Holdings Limited (“CTG”) pursuant to which CTG serves as the exclusive supplier of substantially all merchandise purchased by us in Asia in addition to providing sample making and production supervision services. See Note 4 for more information about this agreement.
Results of Operations
The following table sets forth, for the periods indicated, certain items expressed as a percentage of net revenue.

	For the Three Months Ended		For the Nine Months Ended
	April 2,	March 31,	April 2,	March 31,
	2011	2010	2011	2010
Net Revenue	100.0%	100.0%	100.0%	100.0%
Gross Profit	19.1%	29.0%	19.3%	26.5%
Selling, general and administrative expenses	29.9%	28.1%	31.3%	30.3%
Accrued gain on early termination of license agreement	(5.0)%	—%	(6.0)%	—%
Interest expense	0.7%	0.8%	0.8%	0.8%
Net income (loss)	(6.5)%	0.1%	(6.9)%	(4.7)%
     Net revenues for the three months ended April 2, 2011 decreased by 16.2%, or $4.5 million, to $23.3 million from $27.8 million for the three months ended March 31, 2010. Units sold decreased by approximately 9.9% and the overall price per unit decreased by approximately 7.1%. Our net revenues decreased in our Chaus product lines of $1.9 million, private label product lines of $1.6 million, licensed product lines of $0.5 million, and our Cynthia Steffe product lines of $0.5 million. The decrease in the Chaus product line was largely a result of reductions in the off-price and club channels of distribution. The private label revenue decrease resulted from a reduction of business with two customers. The KCP license termination agreement has resulted in decreased revenue in our licensed product line. The decrease in the Cynthia Steffe product line was largely a result of reductions in the department store channel of distribution.
     Net revenues for the nine months ended April 2, 2011 decreased by 6.5%, or $4.7 million, to $67.9 million from $72.6 million for the nine months ended March 31, 2010. Units sold decreased by approximately 4.0% and the overall price per unit decreased by approximately 2.6%. Our net revenues decreased in our Chaus product lines of $3.9 million and private label product lines of $2.4 million, offset partially by increases in our Cynthia Steffe product lines of $1.5 million and our licensed product lines of $0.1 million. The decrease in our Chaus product line was largely due to decreases in our off-price and club channels of distribution. The decrease in private label revenue resulted from a reduction of business with two customers.
     Gross profit for the three months ended April 2, 2011 decreased $3.7 million to $4.4 million as compared

BERNARD CHAUS, INC. AND SUBSIDIARIES
to $8.1 million for the three months ended March 31, 2010 as a result of a decrease in revenues and a decrease in gross profit percentage. The decrease in gross profit was due to decreases in gross profit in our Chaus product lines of $1.3 million, licensed product lines of $1.1 million, private label product lines of $0.8 million and in our Cynthia Steffe product lines of $0.5. As a percentage of sales, gross profit decreased to 19.1% for the three months ended April 2, 2011 from 29.0% for the three months ended March 31, 2010. The decrease in gross profit percentage was reflected across all channels of distribution, due to rising costs for raw materials and labor in Asia combined with lower average selling prices.
     Gross profit for the nine months ended April 2, 2011 decreased $6.1 million to $13.1 million as compared to $19.2 million for the nine months ended March 31, 2010 as a result of a decrease in revenues and a decrease in gross profit percentage. The decrease in gross profit was due to the decrease in gross profit in our licensed product lines of $2.5 million, Chaus product lines of $2.2 million, private label product lines of $1.2 million, and our Cynthia Steffe product lines of $0.2. Gross profit for the nine months ended March 31, 2010 was reduced by a one time charge of $0.2 million reflecting net severance costs related to the closure of the Company’s Hong Kong office and the transfer of the majority of the staff to CTG. See Note 4 for more information. As a percentage of sales, gross profit decreased to 19.3% for the nine months ended April 2, 2011 from 26.5% for the nine months ended March 31, 2010. The decrease in gross profit percentage was reflected across all channels of distribution, due to rising costs for raw materials and labor in Asia combined with lower average selling prices.
     Selling, general and administrative (“SG&A”) expenses decreased by $0.8 million to $7.0 million for the three months ended April 2, 2011 from $7.8 million for the three months ended March 31, 2010. As a percentage of net revenue, SG&A expenses increased to 29.9% for the three months ended April 2, 2011 compared to 28.1% for the three months ended March 31, 2010. The decrease in SG&A expenses for the three months ended April 2, 2011, was the result of decreases in marketing and advertising expenses of $0.3 million, warehouse expenses of $0.3 million, and payroll and payroll related expenses of $0.2 million. The increase in SG&A as a percentage of net revenue was due to the overall decrease in sales volume which decreased our leverage on SG&A expenses.
     SG&A expenses decreased by $0.7 million to $21.3 million for the nine months ended April 2, 2011 from $22.0 million for the nine months ended March 31, 2010. As a percentage of net revenue, SG&A expenses increased to 31.3% for the nine months ended April 2, 2011 compared to 30.3% for the nine months ended March 31, 2010. The decrease in SG&A expenses for the nine months ended April 2, 2011, was a result of decreases in marketing and advertising expenses of $0.3 million, payroll and payroll related expenses of $0.2 million, warehouse expenses of $0.1 million, facilities expenses of $0.1 million, communications expenses of $0.1 million and reductions in other categories of $0.2 million were offset by an increase in professional fees and consulting fees of $0.3 million. The increase in SG&A as a percentage of net revenue was due to the overall decrease in sales volume which decreased our leverage on SG&A expenses.
     Accrued gain on early termination of the KCP License Agreement was $1.2 million and $4.1 million for the three and nine months ended April 2, 2011, respectively. This gain is based on sales to certain customers as defined in the KCP Termination Agreement.
     Interest expense was approximately $0.2 million in each of the three months ended April 2, 2011 and March 31, 2010. Interest expense was approximately $0.5 million and $0.6 million for the nine months ended April 2, 2011 and March 31, 2010, respectively, due to the elimination of the unused line fees, offset by higher interest rates in connection with our New Financing Agreement entered into in March 2010.
     Our income tax provision for the three and nine months ended April 2, 2011 and March 31, 2010 includes provisions for state and local taxes and for the temporary differences associated with the Company’s trademarks.
     We periodically review our historical and projected taxable income and consider available information and evidence to determine if it is more likely than not that a portion of the deferred tax assets will be realized. A valuation allowance is established to reduce the deferred tax assets to the amount that is more likely than not to be realized. As of April 2, 2011 and March 31, 2010, based upon its evaluation of taxable income and the current business environment, we recorded a full valuation allowance on our deferred tax assets including net operating losses (“NOL”). If we determine

BERNARD CHAUS, INC. AND SUBSIDIARIES
that a portion of the deferred tax assets will be realized in the future, that portion of the valuation allowance will be reduced and we will provide for an income tax benefit in our Statement of Operations at our estimated effective tax rate. See “Critical Accounting Policies and Estimates” below for more information regarding income taxes and our federal NOL carry-forward.
Financial Position, Liquidity and Capital Resources
General
     Net cash provided by operating activities was $1.8 million for the nine months ended April 2, 2011 as compared to net cash used in operating activities of $6.2 million for the nine months ended March 31, 2010. Net cash provided by operating activities for the nine months ended April 2, 2011 resulted primarily from a decrease in accounts receivable- factored of $4.9 million, inventories of $3.6 million, which was partially offset by a net loss of $4.7 million, a decrease in accrued expenses and long term liabilities of $1.1 million, and an increase in prepaid expenses and other assets of $0.8 million. The decrease in accounts receivable-factored of $4.9 million was due to the reduction of sales for the three months ended April 2, 2011 as compared to the three months ended July 3, 2010. Net cash used in operating activities for the nine months ended March 31, 2010 resulted primarily from a net loss of $3.4 million, an increase in accounts receivable — factored of $8.5 million, an increase in accounts receivable non-factored of $1.6 million, and an increase in inventories of $3.0 million, which were partially offset by an increase in accounts payable of $9.9 million and accrued expenses and long term liabilities of $0.4 million.
     Cash used in investing activities for the nine months ended April 2, 2011 was $304,000 compared to $464,000 in the previous year. The purchases of fixed assets for the nine months ended April 2, 2011 consisted primarily of management information system upgrades.
     Net cash used in financing activities of $1.5 million for the nine months ended April 2, 2011 was primarily the result of net repayments of short-term bank borrowings and the net effect of our treasury stock transactions of $0.3 million whereby we repurchased 6 million shares of common stock owned by KCP and sold 3 million of these shares to Camuto. Net cash provided by financing activities of $6.6 million for the nine months ended March 31, 2010 was primarily the result of net proceeds from short-term bank borrowings of $2.6 million and proceeds from the CTG supply premium of $4.0 million.
     Following the end of the third quarter, on May 3, 2011, we sold the remaining 3 million shares repurchased from KCP to CTG and repaid the remaining balance of the short term extension of credit by CIT (see below).
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
     The borrowings under the New Financing Agreement accrue interest at a rate of 3% above prime. The interest rate as of April 2, 2011 was 6.25%. We have the option to terminate the New Financing Agreement with CIT. If we terminate the agreement with CIT due to non-performance by CIT of certain of its obligations for a specified period of time, we will not be liable for any termination fees. Otherwise in the event of an early termination by us, we will be liable for minimum factoring fees.
     On April 2, 2011, the Company had $1.1 million of outstanding letters of credit, total availability of approximately $1.1 million, and $10.0 million of revolving credit borrowings under the New Financing Agreement. The revolving credit borrowings at April 2, 2011 include the remaining $0.3 million of a short-term extension from CIT to repurchase common stock from KCP. This $0.3 million was repaid in May 2011 following the Company’s sale of the 3 million shares of repurchased common stock to CTG . On March 31, 2010, the Company had $2.0 million of outstanding letters of credit, total availability of approximately $5.2 million, and $9.2 million of revolving credit borrowings under the previous factoring and financing agreement.
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
Future Financing Requirements
     At April 2, 2011, we had a working capital deficit of $7.5 million as compared with working capital of $0.4 million at March 31, 2010. Our business plan requires the availability of sufficient cash flow and borrowing capacity to finance our product lines and to meet our cash needs. We expect to satisfy such requirements through cash on hand, cash flow from operations and borrowings from CIT. Our ability to sustain such availability is critical to maintaining adequate liquidity. There can be no assurance that we will be successful in our efforts. We rely on CIT, the sole source of our financing, to borrow money in order to fund our operations and these agreements mature in September 2011. Should CIT cease funding our operations, or should we be unable to renew these agreements or obtain similar or acceptable terms during the course of negotiating such renewal, we may not have sufficient cash flow from operations to meet our liquidity needs. In addition, CTG manufactures the majority of our product on favorable payment terms. In the event that CTG terminates this agreement with us or requires a change in the favorable payment terms, we may be unable to locate alternative suppliers in a timely manner or unable to obtain similarly favorable payment terms. In fiscal 2010 and the nine months ended April 2, 2011, the KCP License Agreement accounted for approximately 50% of our revenues and we have agreed to an early termination of this agreement effective June 1, 2011. While the Company entered into the Camuto License Agreement on November 18, 2010, there can be no assurances that we will be able to derive revenue from this agreement sufficient to offset the loss in revenue resulting from the termination of the KCP license agreement.
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

BERNARD CHAUS, INC. AND SUBSIDIARIES
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
     Factoring Agreement and Accounts Receivable — We have a factoring agreement with CIT whereby substantially all of our receivables are factored. The factoring agreement is a non-recourse factoring arrangement whereby CIT, based on credit approved orders, assumes the accounts receivable risk of our customers in the event of insolvency or non-payment. We assume the accounts receivable risk on sales factored to CIT but not approved by CIT as non-recourse factored receivables, which approximated $0.4 million at April 2, 2011, $0.7 million at July 3, 2010, and $0.7 million at March 31, 2010. We receive payment on non-recourse factored receivables from CIT as of the earliest of: a) the date that CIT has been paid by our customers; b) the date of the customer’s longest maturity if the customer is in bankruptcy or insolvency proceedings; or c) the last day of the third month following the customer’s longest maturity date if the receivable remains unpaid. All receivable risks for customer deductions that reduce the customer receivable balances are retained by us, including, but not limited to, allowable customer markdowns, operational chargebacks, disputes, discounts, and returns. These deductions totaling $2.0 million as of April 2, 2011, $2.2 million as of July 3, 2010 and $2.3 million as of March 31, 2010 have been recorded as reductions of either accounts receivable — factored or accounts receivable-net based on the classification of the respective customer balance to which they pertain. We also assume the risk on accounts receivable not factored to CIT which is shown as Accounts Receivable-net on the accompanying balance sheets.
     Inventories — Inventories are stated at the lower of cost or market, cost being determined on the first-in, first-out method. The majority of our inventory purchases are shipped FOB shipping point from our suppliers. We take title, and assume the risk of loss and record inventory when the merchandise is received at the boat or airplane overseas. Reserves for slow moving and aged merchandise are provided to adjust inventory costs based on historical experience and current product demand. Inventory reserves were $0.4 million at April 2, 2011, $0.5 million at July 3, 2010, and $0.4 million at March 31, 2010. Inventory reserves are based upon the level of excess and aged inventory and estimated recoveries on the sale of the inventory. While markdowns have been within expectations and the provisions established, we cannot guarantee that we will continue to experience the same level of markdowns as in the past.
     Valuation of Long-Lived Assets and Trademarks — We conduct impairment testing annually in the fourth quarter of each fiscal year, or sooner if events and changes in circumstances suggest that the carrying amount may not be recoverable from its estimated future cash flows including market participant assumptions, when available. The review of trademarks and long lived assets is based upon projections of anticipated future undiscounted cash flows. While we believe that our estimates of future cash flows are reasonable, different assumptions regarding such cash flows could materially affect evaluations. To the extent these future projections or our strategies change, the conclusion regarding impairment may differ from the current estimates. There were no impairment charges for the three and nine months ended April 2, 2011 or March 31, 2010.
     Income Taxes — Results of operations have generated a federal tax NOL carryforward of approximately $73.1 million as of July 3, 2010. Approximately 45% of the Company’s NOL carryforward expires between 2011 and 2012. Generally accepted accounting principles require that we record a valuation allowance against the deferred tax asset associated with this NOL if it is “more likely than not” that we will not be able to utilize it to offset future taxable income. We periodically review our historical and projected taxable income and consider available information and evidence to determine if it is more likely than not that a portion of the deferred tax assets will be realized. A valuation allowance is established to reduce the deferred tax assets to the amount that is more likely than not to be realized. As of April 2, 2011, based upon our evaluation of our historical and projected results of operations, the current business environment and the magnitude of the net operating loss, we recorded a full valuation allowance on our deferred tax assets including NOL’s. If we determine that it is more likely than not that a portion of the deferred tax assets will be realized in the future, that portion of the valuation allowance will be reduced and we will provide for an income tax benefit in our Statement of

BERNARD CHAUS, INC. AND SUBSIDIARIES
Operations at our estimated effective tax rate. Subsequent revisions to the estimated net realizable value of the deferred tax asset could cause our provision for income taxes to vary from period to period, although our cash payments would remain unaffected until the benefit of the NOL is utilized.
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
     At April 2, 2011 and March 31, 2010, the carrying amounts of our revolving credit borrowings approximated fair value. As of April 2, 2011, our revolving credit borrowings bore interest at a rate of 6.25%. As of April 2, 2011, a hypothetical immediate 10% adverse change in prime interest rates relating to our revolving credit borrowings and term loan would have less than $0.1 million unfavorable impact on our earnings and cash flows over a one-year period.
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
     Each fiscal quarter the Company carries out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chairwoman and Chief Executive Officer (“CEO”), along with the Company’s Interim Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this evaluation, our management, with the participation of the CEO and CFO, concluded that, as of April 2, 2011, our internal controls over financial reporting were effective.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
On January 21, 2011, the Company repurchased 6 million shares of its common stock from Kenneth Cole Productions for $0.6 million. On February 9, 2011 the Company sold 3 million shares of its common stock to Camuto Consulting, Inc. pursuant to an exemption from registration contained in Section 4(2) of the Securities Act.
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

BERNARD CHAUS, INC.
Date: May 17, 2011	By:	/s/ Josephine Chaus
JOSEPHINE CHAUS
Chairwoman of the Board, and Chief Executive Officer

Date: May 17, 2011	By:	/s/ William P.Runge
William P. Runge
Interim Chief Financial Officer

BERNARD CHAUS, INC. AND SUBSIDIARIES

Exhibit Number	Exhibit Title
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