Form 10-K
period 2011-07-02
CHAUS BERNARD INC
filed 2011-09-30
CIK 793983

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 2, 2011
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Securities registered pursuant to Section 12(g) of the Act: None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☑ No
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☑ No
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☐ No
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
     The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on December 31, 2010 was $2,610,169.
     Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Date	Class	Shares Outstanding

September 30, 2011	Common Stock, $0.01 par value	37,481,373
Documents Incorporated by Reference
Portions of the Registrant’s Proxy Statement related to its 2011 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A within 120 days after Registrant’s fiscal year end, are incorporated by reference in Part III of this Annual Report on Form 10-K.

PART I
Item 1. Business.
General
     Bernard Chaus, Inc. (the “Company” or “Chaus”) designs, arranges for the manufacture of and markets an extensive range of women’s career and casual sportswear principally under the JOSEPHINE CHAUS®, JOSEPHINE®, JOSEPHINE STUDIO®, CHAUS®, CHAUS SPORT®, CYNTHIA STEFFE®, SEAMLINE CYNTHIA STEFFE® and CYNTHIA CYNTHIA STEFFE® trademarks and under private label brand names. The Company’s products are sold nationwide through department store chains, specialty retailers, discount stores, wholesale clubs and other retail outlets. The Company’s CHAUS product lines sold through the department store channels are in the opening price points of the “better” category. The Company’s CYNTHIA STEFFE product lines are upscale contemporary women’s apparel lines sold through department stores and specialty stores. The Company’s private label product lines are designed and sold to various customers. On November 18, 2010, the Company entered into a trademark license agreement (“Camuto License Agreement”) with Camuto Consulting, Inc. d/b/a Camuto Group (“Camuto”). This agreement grants the Company an exclusive license to design, manufacture, sell and distribute women’s sportswear and ready-to-wear apparel under the trademark “Vince Camuto” in approved department stores, specialty retailers and off-price channels in the United States, Canada and Mexico. The Company began shipping Camuto licensed products in June 2011. The initial term of the Camuto License Agreement expires on December 31, 2015. The Company has the option to renew the agreement for an additional term of three years if it meets specified sales targets and is in compliance with the terms of the agreement. In addition, Camuto has the ability to terminate the agreement under certain circumstances, as described in the agreement. The Company is required to pay Camuto certain royalties on net sales and has agreed to guaranteed minimum yearly royalty and advertising amounts. In addition, it is obligated to expend a minimum amount each quarter on marketing.
     The Company had a license agreement (the “KCP License Agreement”) with Kenneth Cole Productions, Inc. (“KCP”) to manufacture and sell women’s sportswear under various labels. On October 19, 2010, the Company entered into an agreement with KCP (the “KCP Termination Agreement”) pursuant to which the license agreement terminated on June 1, 2011. Under the KCP Termination Agreement, the Company was relieved of certain restrictions on engaging in transactions and activities in the apparel industry as well as the obligation to pay certain promotional, marketing and advertising fees required under the license agreement. KCP agreed to assume certain of the Company’s liabilities associated with the Company’s performance under the license agreement, as well as to pay the Company a termination fee upon termination of the agreement in June 2011 based on sales to certain customers through June 1, 2011, as specified in the agreement.
     Unless the context otherwise requires, the terms “Company”, “we”, “us” and “our” refer to Bernard Chaus, Inc. As used herein, fiscal 2011 refers to the fiscal year ended July 2, 2011 and fiscal 2010 refers to the fiscal year ended July 3, 2010.
     Bernard Chaus, Inc. is a New York corporation incorporated on April 11, 1975 with its principal headquarters located on Seventh Avenue in New York City, New York.
Recent Developments
     As stated above, the Company began shipment of Camuto licensed products pursuant to the Camuto License Agreement in June 2011.
     We are currently in negotiations with one of our suppliers, China Ting Group Holdings Limited (“CTG”), to convert approximately $12 million of debt owed by the Company to CTG from accounts payable into two interest-bearing term loans with initial terms of two years and five years.
     On March 29, 2010, we entered into an amended and restated financing and factoring agreement with our lender, CIT Group/Commercial Services, Inc. (“CIT”) (the “New Financing Agreement”), which amended and restated the previous factoring and financing agreement. The New Financing Agreement has an original maturity of September 30, 2011 with automatic annual extensions to September 30th (“Anniversary Date”) unless terminated by CIT with at least sixty days written notice before the Anniversary Date. No such termination notice has been received by the Company from CIT. The Company is currently in discussions with CIT about a new or amended financing agreement that would, among other things, permit the conversion of the accounts payable owed to CTG into a secured term obligation.
     On September 15, 2011, the Company received a cash merger proposal from Camuto pursuant to which shareholders other than members of the Chaus family, CTG and Camuto would receive $0.13 per share. The proposal is subject to a number of conditions including, among other things, the negotiation and execution of definitive agreements, the approval of the transaction by Chaus’ Board and shareholders, the receipt of a fairness opinion, the approval of the transaction by the Boards of Camuto and CTG, the conversion of certain amounts owed by Chaus to CTG into term loans and the entry by Chaus into a new financing agreement with CIT on terms satisfactory to all parties. The proposal from Camuto must be approved by 2/3 of the Company’s shareholders and is currently being considered by the Company’s independent directors, assisted by legal and financial advisers.
     On September 29, 2011, the Company was served with a summons and complaint in connection with a purported shareholder class action lawsuit relating to the Camuto proposal. The lawsuit was filed in the Supreme Court of the State of New York and alleges, among other things, breach of fiduciary duties by certain current and prior directors of the Company. The Company has not yet responded to the complaint.
     There can be no assurance that the negotiations discussed in this section between the Company and CTG and the Company and CIT will be successful. Also, the proposal received from Camuto on September 15, 2011 is only a proposal and has not yet been fully considered by the Board of Directors of the Company nor approved by the shareholders of the Company. There is no assurance that any transactions or agreements contemplated by the Camuto proposal or the negotiations with CTG and CIT will take place or be entered into by the Company.
Products
     We market our products as coordinated groups as well as separate items of jackets, skirts, pants, blouses, sweaters and related accessories principally under the following brand names that also include products for women and petite sizes:
Chaus and Josephine Chaus — collections of better career and casual clothing as well as separate items that include jackets, pants, skirts, knit tops, sweaters, and dresses.
Cynthia Steffe and Cynthia Cynthia Steffe — a collection of upscale contemporary clothing that includes tailored suits, dresses, jackets, skirts and pants.
Kenneth Cole —a better sportswear line focused on a contemporary customer. Under the KCP License Agreement that terminated on June 1, 2011, the Company had an exclusive license to design, manufacture, sell and distribute women’s sportswear under KCP’s trademark KENNETH COLE REACTION and KENNETH COLE NEW YORK (cream label) in the United States in the women’s better sportswear and better petite sportswear department of approved department stores and approved specialty retailers and UNLISTED and UNLISTED, A KENNETH COLE PRODUCTION brands.
Vince Camuto — a collection of women’s sportswear and ready-to-wear apparel. Under the Camuto License Agreement, the Company has an exclusive license to design, manufacture, sell and distribute women’s sportswear and ready-to-wear apparel under the trademark “Vince Camuto” in approved department stores, specialty retailers and off-price channels in the United States, Canada and Mexico The Company began shipping Camuto licensed products in June 2011.
Private Label — private label apparel manufactured according to customers’ specifications.
     During fiscal 2011, the suggested retail prices of the majority of our Chaus products sold in the department store channels ranged in price between $29.00 and $99.00. Jackets ranged in price between $79.00 and $99.00, skirts and pants ranged in price between $49.00 and $69.00, and knit tops, blouses and sweaters ranged in price between $29.00 and $79.00.
     During fiscal 2011, the suggested retail prices of the majority of our Cynthia Steffe products ranged in price between $75.00 and $595.00. Jackets ranged in price between $295.00 and $595.00, skirts and pants ranged in price between $95.00 and $195.00, blouses and sweaters ranged in price between $95.00 and $195.00 and dresses ranged in price between $225.00 and $595.00.

     During fiscal 2011, the suggested retail prices of the majority of our Kenneth Cole New York products ranged in price between $39.00 and $299.00. Jackets ranged in price between $99.00 and $299.00, skirts and pants ranged in price between $69.00 and $89.00, knit tops, blouses, and sweaters ranged in price between $39.00 and $99.00, and dresses ranged in price between $99.00 and $139.00.
     While the Vince Camuto product line was not available in retail stores during fiscal 2011, the suggested retail prices of the majority of these products will generally range between $39.00 and $195.00. Knit tops, blouses, and sweaters range in price between $39.00 and $165.00, jackets range in price between $150.00 and $195.00, skirts and pants range in price between $69.00 and $125.00, and dresses range in price between $99.00 and $165.00.
     The following table sets forth a breakdown by percentage of our net revenue by class for fiscal 2011 and 2010:

	Fiscal Year Ended
	2011	2010
Josephine Chaus and Chaus	21%	23%
Private Labels	11	14
Licensed Products	55	52
Cynthia Steffe and Cynthia Cynthia Steffe	13	11

Total	100%	100%

Business Segments
     We operate in one segment, women’s career and casual sportswear. Less than 3% of total revenue is derived from customers outside the United States. Substantially all of our long-lived assets are located in the United States. Financial information about this segment can be found in our consolidated financial statements, which are included herein, commencing on page F-1.
Customers
     Our products are sold nationwide in an estimated 4,500 points of distribution operated by approximately 400 department store chains, specialty retailers and other retail outlets. We do not have any long-term commitments or contracts with any of our customers.
     During fiscal 2011, approximately 27% of our net revenue was from two corporate entities — TJX Companies (14%) and Dillard’s Department Stores (13%). During fiscal 2010, approximately 38% of our net revenue was from three corporate entities — TJX Companies (14%), Dillard’s Department Stores (13%) and Nordstrom (11%). As a result of our dependence on our major customers, such customers may have the ability to influence our business decisions. The loss of or significant decrease in business from any of our customers could have a material adverse effect on our financial position and results of operations. In addition, our ability to achieve growth in revenues is dependent, in part, on our ability to identify new distribution channels.
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
Design
     Our products and certain of the fabrics from which they are made are designed by in-house staff based in our New York office. We believe that our design staff is well regarded for its distinctive styling capabilities and ability to contemporize fashion classics. Where appropriate, emphasis is placed on the coordination of outfits and quality of fabrics to encourage the purchase of more than one garment.
Manufacturing and Distribution
     We do not own any manufacturing or distribution facilities; all of our products are manufactured in accordance with our design specifications and production schedules through arrangements with independent manufacturers and we utilize third party distribution centers in New Jersey and California for shipping of our finished goods.
     We believe that outsourcing our manufacturing maximizes our flexibility while avoiding significant capital expenditures, work-in-process buildup and the costs of a large workforce. For the year ended July 2, 2011, approximately 96% of our product was manufactured in China and elsewhere in the Far East and approximately 4% of our product was manufactured in the United States. During fiscal 2011, we purchased approximately 98% of our finished goods from our ten largest manufacturers, including approximately 69% of our purchases from our largest manufacturer, CTG. As of July 2, 2011 except as discussed below for our exclusive supply agreement, no contractual obligations exist between us and our manufacturers except on an order-by-order basis. As of July 2, 2011 we no longer produce products domestically.
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
     We select a broad range of fabrics in the production of our clothing, consisting of synthetic fibers (including polyester and acrylic), natural fibers (including cotton and wool) and blends of natural and synthetic fibers which are purchased by our manufacturers. During fiscal 2011, most of the fabrics used in our products manufactured in the Far East were produced by a limited number of suppliers located in the Far East. To date, our manufacturers have not experienced any significant difficulty in obtaining fabrics or other raw materials and we consider our sources of supply to be adequate.
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

Exclusive Supply Agreement
     In July 2009 we entered into an exclusive supply agreement with CTG. This agreement expands the long standing relationship we have had with CTG. CTG is a vertically integrated garment manufacturer, exporter and retailer with headquarters in Hong Kong and principal garment manufacturing facilities in Hangzhou, China. CTG became the exclusive supplier of substantially all merchandise purchased by us in Asia beginning with our Spring 2010 line (product shipping in January 2010 to our customers) in addition to providing sample making and production supervision services. CTG is responsible for manufacturing product according to our specifications. As part of this agreement, CTG assumed the responsibilities previously managed by our Hong Kong office and the majority of the staff that worked at our Hong Kong office transferred to CTG and continue to manage these functions under CTG’s supervision.
Imports and Import Restrictions
     Arrangements with our manufacturers and suppliers are subject to the risks attendant to doing business abroad, including the availability of quota and other requisite customs clearances, the imposition of export duties, political and social instability, currency revaluations and restrictions on the transfer of funds. Until January 2005 our textile apparel was subject to quotas that restrict the amount of certain categories of merchandise that may be exported and imported between countries. On January 1, 2005 pursuant to the Agreement on Textile and Clothing, quotas were eliminated for World Trade Organization (“WTO”) member countries, including the United States. Although quotas were eliminated, China’s accession agreement for membership in the WTO provides that the WTO member countries, including the United States, reserve the right to impose quotas or other penalties if such country determines that imports from China have surged and caused a market disruption. No such quotas have been imposed to date.
     The United States and the countries in which our products are manufactured may, from time to time, impose new quotas, duties, tariffs or other restrictions, or adversely adjust presently prevailing quotas, duty or tariff levels, with the result that our operations and our ability to continue to import products at current or increased levels could be adversely affected. We cannot predict the likelihood or frequency of any such events occurring. We monitor duty and tariff developments, and continually seek to minimize our potential exposure to duty and tariff risks through, among other measures, geographical diversification of our manufacturing sources, allocation of production of merchandise categories where more quota is available and shifts of production among countries and manufacturers. The diversification in the past few years of our varied manufacturing sources and the variety of countries in which we have potential manufacturing arrangements, although not the result of specific import restrictions, have had the result of reducing the potential adverse effect of any increase in such restrictions. In addition, substantially all of our products are subject to United States customs duties. Due to the large portion of our products which are produced abroad, any substantial disruption of our foreign suppliers could have a material adverse effect on our operations and financial condition.
Backlog
     As of September 23, 2011 and September 21, 2010 our order book reflected unfilled customer orders for approximately $31.2 million and $34.3 million of merchandise, respectively. Order book data at any date are materially affected by the timing of the initial showing of collections to the market, as well as by the timing of recording of orders and of shipments. The order book represents customer orders prior to discounts. Accordingly, a comparison of unfilled orders from period to period is not necessarily meaningful and may not be indicative of eventual actual shipments.
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

     We have an exclusive license with Camuto to design, manufacture, sell and distribute women’s sportswear and ready-to-wear apparel under the trademark “Vince Camuto” in approved department stores, specialty retailers and off-price channels in the United States, Canada and Mexico. The Company began shipping Camuto licensed products in June 2011.
     The Company had a license agreement with KCP to manufacture and sell women’s sportswear under various labels, which terminated as of June 1, 2011.
Competition
     The women’s apparel industry is highly competitive, both within the United States and abroad. We compete with many apparel companies, some of which are larger and have better established brand names and greater resources. A greater number of competitors have been making branded products available to various channels of distribution, increasing our competition. In some cases we also compete with private label brands of our department store customers.
     We believe that our ability to effectively anticipate, gauge and respond to changing consumer demand and taste relatively far in advance, as well as our ability to operate within substantial production and delivery constraints is necessary to compete successfully in the women’s apparel industry. Consumer and customer acceptance and support, which depend primarily upon styling, pricing, quality (both in material and production) and product branding, are also important aspects of competition in this industry. We believe that our success will depend upon our ability to remain competitive in these areas.
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
Employees
     As of July 2, 2011, we employed 76 employees as compared with 90 employees as of July 3, 2010. This total includes 20 in managerial and administrative positions, approximately 39 in design, production and production administration and 17 in marketing, merchandising and sales. We are party to an agreement with Workers United covering 4 full—time employees. This agreement expired on September 1, 2011 and we are in discussions regarding renewal terms.
     We consider relations with our employees to be satisfactory and have not experienced any business interruptions as a result of labor disagreements with our employees.
Executive Officers
The executive officers of the Company are:

NAME	AGE	POSITION
Josephine Chaus	60	Chairwoman of the Board and Chief Executive Officer
William P. Runge	57	Interim Chief Financial Officer
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
     William P. Runge has been the Company’s Director of Financial Planning and Control since joining the Company in March 2009. Prior to joining the Company, from 1988 until 2008, Mr. Runge held positions of increasing responsibility with Popular Club Plan, Inc., a club-based multi-channel retailer of apparel and home store merchandise, and was its Vice President-Finance from 2004 until 2008.

Forward Looking Statements
     Certain statements contained herein are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that have been made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements are indicated by words or phrases such as “anticipate,” “estimate,” “project,” “expect,” “believe,” “may,” “could,” “would,” “plan,” “intend” and similar words or phrases. Such statements are based on current expectations and are subject to certain risks, uncertainties and assumptions, including, but not limited to, the overall level of consumer spending on apparel; the financial strength of the retail industry, generally and our customers in particular; changes in trends in the market segments in which we compete and our ability to gauge and respond to changing consumer demands and fashion trends; the level of demand for our products; our dependence on our major department store customers; the success of the Vince Camuto license agreement; the highly competitive nature of the fashion industry; our ability to satisfy our cash flow needs by meeting our business plan; our ability to operate within production and delivery constraints, including the risk of failure of manufacturers and our exclusive supplier to deliver products in a timely manner or to quality standards; our ability to meet the requirements of the Vince Camuto license agreement; our ability to operate effectively in the new quota environment, including changes in sourcing patterns resulting from the elimination of quota on apparel products; our ability to attract and retain qualified personnel; and changes in economic or political conditions in the markets where we sell or source our products, including war and terrorist activities and their effects on shopping patterns, as well as other risks and uncertainties set forth in the Company’s publicly-filed documents, including this Annual Report on Form 10-K. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
Item 1A. Risk Factors.
     We rely on a few significant customers, so the decrease in business from one or more of these significant customers could have a material adverse impact on our business. During fiscal 2011, approximately 27% of our net revenue was from two corporate entities — TJX Companies (14%) and Dillard’s Department Stores (13%). We have no long- term agreements with our customers and a decision by any of these key customers to reduce the amount of purchases from us whether motivated by strategic and operational initiatives or financial difficulties could have a material adverse impact on our business, financial condition and results of operations. Continued vertical integration by retailers and the development of their own labels could also result in a decrease in business which could have a material adverse impact on us.
     We must remain competitive by our ability to adequately anticipate market trends, respond to changing fashion trends and consumer buying patterns. Fashion trends can change rapidly, and our business is sensitive to such changes. We must effectively anticipate, gauge and respond to changing consumer demand and taste relatively far in advance of delivery to the consumer. There can be no assurance that we will accurately anticipate shifts in fashion trends to appeal to changing consumer tastes in a timely manner. Consumer and customer acceptance and support, which depend primarily upon styling, pricing and quality, are important to remain competitive. If we are unsuccessful in responding to changes in fashion trends, our business, financial condition and results of operations will be materially adversely affected.
     CTG supplies us with the majority of our products on favorable payment terms. In the event CTG terminates its agreement with us or requires a change in the payment terms, it could have a material adverse effect on our business. In July 2009, we entered into an exclusive supply agreement with CTG. In fiscal 2011, purchases from CTG accounted for 69% of our product purchases and we expect this percentage to increase in fiscal 2012 and beyond. Should CTG terminate this agreement with us or require a change in the payment terms, we may be unable to locate alternative suppliers in a timely manner or obtain similarly favorable payment terms. As a result, any termination of this agreement or change in the favorable payment terms could have a material adverse effect on our business.
     We rely on our lender CIT to borrow money in order to fund our operations. We rely on CIT, which is the sole source of our financing, to borrow money in order to fund our operations as well as to provide credit and collection services to our business. Our borrowings from CIT are based on the sufficiency of our assets and are at the discretion of CIT. If we do not maintain sufficient assets, CIT can choose to cease funding our business. While we believe we could obtain alternative financing we may not have sufficient cash flow from operations to meet our liquidity needs. Therefore, any decision by CIT to cease funding our business could have a material adverse effect on our business, liquidity and financial condition.
     We use foreign suppliers for the manufacturing of our products and in July 2009 we entered into an exclusive supply agreement with one of our major manufacturers CTG. We do not own any manufacturing facilities and CTG is our exclusive supplier of substantially all product we purchase in Asia/China. CTG is responsible for the manufacturing of our products in accordance with our design specifications and production schedules. Consistent with fiscal 2011 and 2010,we expect in the future that over 95% of our products will be manufactured in Asia, substantially all of which will be sourced through CTG. The inability of a manufacturer or the inability of CTG to ship orders in a timely manner in accordance with our specifications could have a material adverse impact on us. Our customers could refuse to accept deliveries, cancel orders, request significant reductions in purchase price or vendor allowances. We believe that CTG has the resources to manufacture our products in accordance with our specifications and delivery schedules. In the event CTG is unable to meet our requirements and/or our agreement is to terminate, we believe that we would have the ability to develop, over a reasonable period of time, adequate alternate manufacturing sources. However, there can be no assurance that we would find alternate manufacturers of finished goods on satisfactory terms to permit us to meet our commitments to our customers on a timely basis. In such event, our operations could be materially disrupted, especially over the short-term.
     There are other risks associated with using foreign manufacturers such as:
•	Political and labor instability in foreign countries

•	Terrorism, military conflict or war

•	Changes in quotas, duty rates or other politically imposed restrictions by China and other foreign countries or the United States

•	Delays in the delivery of cargo due to security considerations or other shipping disruptions

•	A decrease in availability or increase in the cost of raw materials
     The success of our Vince Camuto licensed products depends on the value of the licensed brands and our achieving sufficient sales to offset the minimum royalty payments and advertising amounts that we must pay with respect to these products. The success of our Vince Camuto licensed products depends on the value of the Vince Camuto brand name. Our sales of these products could decline if Vince Camuto’s image or reputation were to be negatively impacted. If sales of our Vince Camuto licensed products decline, our profitability and earnings could be negatively affected because we would remain obligated to pay minimum royalties and advertising amounts. Under the Camuto License Agreement we are required to pay certain minimum royalties and advertising costs and to expend a minimum amount each quarter on marketing. If we fail to make the minimum payments, Camuto will have the right to terminate the license agreement. If Camuto were to terminate the license agreement, our revenues would decrease.
     We operate in a highly competitive industry. The apparel business is highly competitive with numerous apparel designers, manufacturers and importers. Many of our competitors have greater financial and marketing resources than we do and, in some cases, are vertically integrated, owning and operating retail stores in addition to distributing on a wholesale basis. The competition within the industry may result in reduced prices and therefore reduced sales and profitability of the Company’s product lines, which could have a material adverse effect on us.
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
     Risks associated with the ownership of Common Stock. As of July 2, 2011, our Chairwoman and Chief Executive Officer owned approximately 50.2% of our outstanding stock. Accordingly, she has the ability to exert significant influence over our management and policies, such as the election of our directors, the appointment of new management and the approval of any other action requiring the approval of our stockholders, including any amendments to our certificate of incorporation, a sale of all or substantially all of our assets or a merger.

     We will be subject to cyclical variations in the apparel markets. The apparel industry historically has been subject to substantial cyclical variations. We and other apparel vendors rely on the expenditure of discretionary income for most, if not all, sales. Downturns in economic conditions or prospects, whether real or perceived, could adversely affect consumer spending habits and, therefore, have a material adverse effect on our revenue, cash flow and results of operations.
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
     Our success is dependent on consumer demand and economic conditions stabilizing. Our operations are dependent on consumer demand for our products and the stabilization of the economic climate. If the economic environment were to deteriorate consumer demand for our products may be affected, thus having an adverse impact on our operations.
Item 2. Properties.
     Our principal executive office is located at 530 Seventh Avenue in New York City, where the Company leases approximately 33,000 square feet. This lease will expire in May 2019. This facility also houses our Chaus and Vince Camuto showrooms and our sales, design, production, merchandising, administrative, finance personnel and computer operations.
     Our Cynthia Steffe subsidiary is located at 550 Seventh Avenue in New York City, where we lease approximately 12,000 square feet. This lease expires in October 2013.
     We had a sublease for approximately 14,000 square feet located at 65 Enterprise Ave. South, Secaucus, New Jersey for use by our administrative and finance personnel and our computer operations. We have closed this office as of December 2009 and terminated this lease.
     We had a lease for approximately 8,500 square feet in Hong Kong. We have closed this office as of December 2009 and have terminated this lease.
Item 3. Legal Proceedings.
     We are involved in legal proceedings from time to time arising out of the ordinary course of business. We believe that the outcome of these proceedings in the aggregate will not have a material adverse effect on our financial condition, results of operations or cash flows.
     On September 29, 2011, the Company was served with a summons and complaint in connection with a purported shareholder class action lawsuit relating to the Camuto proposal. The lawsuit was filed in the Supreme Court of the State of New York and alleges, among other things, breach of fiduciary duties by certain current and prior directors of the Company. The Company has not yet responded to the complaint.
Item 4. Removed and Reserved
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

		High	Low
Fiscal 2010	First Quarter	$0.20	$0.12
	Second Quarter	0.29	0.19
	Third Quarter	0.29	0.10
	Fourth Quarter	0.15	0.01

Fiscal 2011	First Quarter	$0.17	$0.06
	Second Quarter	0.23	0.05
	Third Quarter	0.17	0.10
	Fourth Quarter	0.16	0.10
     As of September 29, 2011, we had approximately 386 stockholders of record and our shares were trading on the OTC at a price of approximately $0.15.
     We have not declared or paid cash dividends or made other distributions on the Common Stock since prior to our 1986 initial public offering. The payment of dividends, if any, in the future is within the discretion of the Board of Directors and will depend on our earnings, capital requirements and financial condition. It is the present intention of the Board of Directors to retain all earnings, if any, for use in our business operations and, accordingly, the Board of Directors does not expect to declare or pay any dividends in the foreseeable future. In addition, our Financing Agreements prohibit the Company from declaring dividends or making other distributions on our capital stock without the consent of the lender. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition, Liquidity and Capital Resources.”
          On February 9, 2011, the Company and Camuto entered into a Subscription Agreement pursuant to which Camuto purchased from the Company three million (3,000,000) shares of Common Stock for a purchase price of three hundred thousand dollars ($300,000). These shares were sold in a private placement in reliance upon the exemption from registration provisions of the Securities Act of 1933, as amended, contained in Section 4(2) of the Securities Act. To support such exemption, the Company received representations from Camuto as to its status as an “accredited investor” within the meaning of Rule 501(a) of Regulation D of the Securities Act and its acquisition of such shares for investment purposes only and not with a view to any distribution in violation of the Securities Act or the rules or regulations thereunder. Any certificate representing these shares will contain a legend to the effect that such shares are not registered under the Securities Act and may not be transferred except pursuant to a registration which has become effective under the Securities Act or pursuant to an exemption from such registration.
          On April 29, 2011, the Company entered into a Subscription Agreement pursuant to which CTG purchased from the Company three million (3,000,000) shares of Common Stock for a purchase price of three hundred thousand dollars ($300,000). These shares were sold in a private placement in reliance upon the exemption from registration provisions of the Securities Act of 1933, as amended (the “Securities Act”), contained in Section 4(2) of the Securities Act. To support such exemption, the Company received representations from CTG as to its status as an “accredited investor” within the meaning of Rule 501(a) of Regulation D of the Securities Act and its acquisition of such shares for investment purposes only and not with a view to any distribution in violation of the Securities Act or the rules or regulations thereunder. The certificate representing the CTG Shares contains a legend to the effect that such shares are not registered under the Securities Act and may not be transferred except pursuant to a registration which has become effective under the Securities Act or pursuant to an exemption from such registration.
          As disclosed in the Form 8-K filed by the Company on September 20, 2011, on September 15, 2011, the Company received a cash merger proposal from Camuto pursuant to which shareholders other than members of the Chaus family, CTG and Camuto would receive $0.13 per share. The proposal must be approved by 2/3 of the Company’s shareholders and is currently being considered by the Company’s independent directors, assisted by legal and financial advisers.
     On September 29, 2011, the Company was served with a summons and complaint in connection with a purported shareholder class action lawsuit relating to the Camuto proposal. The lawsuit was filed in the Supreme Court of the State of New York and alleges, among other things, breach of fiduciary duties by certain current and prior directors of the Company. The Company has not yet responded to the complaint.

Item 6. Selected Financial Data.
     This item is not required to be completed by smaller reporting companies. Please refer to item 8.- “Financial Statements and Supplementary Data” regarding our consolidated financial statements.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Overview
     The Company designs, arranges for the manufacture of and markets an extensive range of women’s career and casual sportswear principally under the JOSEPHINE CHAUS®, JOSEPHINE®, JOSEPHINE STUDIO®, CHAUS®, CHAUS SPORT®, CYNTHIA STEFFE®, SEAMLINE CYNTHIA STEFFE® and CYNTHIA CYNTHIA STEFFE® trademarks and under private label brand names. Our products are sold nationwide through department store chains, specialty retailers, discount stores, wholesale clubs and other retail outlets. On November 18, 2010, the Company entered into the Camuto License Agreement which grants us an exclusive license to design, manufacture, sell and distribute women’s sportswear and ready-to-wear apparel under the trademark “Vince Camuto” in approved department stores, specialty retailers and off-price channels in the United States, Canada and Mexico. We began shipping Camuto licensed products in June 2011.
     We also had the KCP License Agreement, which allowed us to manufacture and sell women’s sportswear under various labels. The KCP License Agreement terminated on June 1, 2011. KCP agreed to pay the Company a termination fee upon termination of the agreement based on sales to certain customers through June 1, 2011, as specified in the agreement. Accordingly, we recorded a $4.4 million gain on early termination of the license agreement for the year ended July 2, 2011.
     The last fiscal year was one of substantial transition as a result of the termination of the KCP License Agreement, the arrangements relating to that termination, and the commencement of product design and development under the Camuto license in advance of material levels of shipments, which began in fiscal 2012. Our financial information should be viewed in the context of these changes and events.
Exclusive Supply Agreement
     In July 2009 we entered into an exclusive supply agreement pursuant to which CTG serves as the exclusive supplier of substantially all merchandise purchased by us in Asia in addition to providing sample making and production supervision services. See “Business — Manufacturing and Distribution — Exclusive Supply Agreement” for more information about this agreement.
Results of Operations
The following table sets forth, for the years indicated, certain items expressed as a percentage of net revenue.

	Fiscal Year Ended
	2011	2010
Net revenue	100.0%	100.0%
Gross profit	19.0%	24.4%
Selling, general and administrative expenses	32.5%	29.6%
Gain on early termination of license agreement	5.1%	—
Interest expense	0.9%	0.8%
Net loss	(9.3)%	(6.0)%
Fiscal 2011 Compared to Fiscal 2010
     Net revenues for fiscal 2011 decreased 15.3% or $15.4 million to $84.8 million as compared to $100.2 million for fiscal 2010. Units sold decreased by 15.7% and the overall price per unit increased by approximately 0.5%. Our net revenues decreased primarily due to decreases in revenues in our Chaus product lines of $5.7 million, in our licensed product lines of $5.5 million and private label product lines of $5.0 million offset by an increase in revenues in our Cynthia Steffe product lines of $0.8 million. The decrease in business in our Chaus product lines was primarily attributable to decreases in our club and discount channels of distribution as a result of our decision to reduce levels of inventory with off-price retailers. The decrease in licensed product lines was primarily due to the KCP license termination agreement. The decrease in private label revenue resulted from a reduction of business with two customers. The increase in our Cynthia Steffe product lines was due to increases in all channels of distribution.
     Gross profit for fiscal 2011 decreased $8.3 million to $16.1 million as compared to $24.4 million for fiscal 2010, primarily attributable to decreases in revenues. Specifically, the decrease in gross profit was primarily due to decreases in gross profit in our licensed product lines of $3.8 million, private label product lines of $2.2 million, Chaus product lines of $1.7 million and, Cynthia Steffe product lines of $0.6 million. As a percentage of sales, gross profit decreased to 19.0% for fiscal 2011 from 24.4% for fiscal 2010. The decrease in gross profit percentage was reflected across all channels of distributions and all product lines due to rising costs for raw materials and labor in Asia combined with lower average selling prices.
     Selling, general and administrative (“SG&A”) expenses decreased by $2.0 million to $27.6 million for fiscal 2011 as compared to $29.6 million in fiscal 2010. As a percentage of net revenue, SG&A expenses increased to 32.5% in fiscal 2011 as compared to 29.6% in fiscal 2010. The decrease in SG&A expenses was primarily due to decreases in distribution costs of $0.7 million, marketing and advertising cost of $0.6 million, payroll and payroll related costs of $0.4 million, product development costs of $0.2 million, and depreciation and amortization of $0.2 million. The decrease in distribution costs was due to reduced shipping. The decrease in marketing and advertising costs was primarily due to lower advertising royalty costs and fewer marketing promotions. The decrease in payroll and payroll- related costs was due to staff reductions during the third and fourth quarters of fiscal 2011. The decrease in product development costs was a result of cost reduction initiatives across all product lines. The increase in SG&A expense as a percentage of net revenue was due to the overall decrease in sales volume which decreased our leverage on SG&A expenses.
     Gain on early termination fee of the KCP License Agreement was $4.4 million for the year ended July 2, 2011 and was based on sales to certain customers as specified in the KCP Termination Agreement.
     Interest expense decreased by $0.1 million in fiscal 2011 compared to fiscal 2010, primarily due to reduced bank borrowing throughout the year, partially offset by increased interest rates in connection with the amendment to our CIT agreement in March 2010.
     Our income tax provision for fiscal 2011 includes provisions and prior year overaccruals for state and local taxes and a deferred provision for the temporary difference associated with the Company’s trademarks.
     We periodically review our historical and projected taxable income and consider available information and evidence to determine if it is more likely than not that a portion of the deferred tax assets will be realized. A valuation allowance is established to reduce the deferred tax assets to the amount that is more likely than not to be realized. As of July 2, 2011 and July 3, 2010, based upon its evaluation of taxable income and the current business environment, we recorded a full valuation allowance on our deferred tax assets including net operating losses (“NOLs”). In fiscal 2011, the valuation allowance was decreased by $6.5 million to $27.1 million as of July 2, 2011 from $33.6 million as of July 3, 2010, primarily due to the partial expiration of NOL carryforwards, offset by our current year’s net operating loss, and other changes in deferred tax assets. If we determine that a portion of the deferred tax assets will be realized in the future, that portion of the valuation allowance will be reduced, and we will provide for an income tax benefit in our Statement of Operations at our estimated effective tax rate. See discussion below under “Critical Accounting Policies and Estimates” regarding income taxes and our federal NOL carryforward.
Financial Condition, Liquidity and Capital Resources
General
     Net cash provided by operating activities was $9.2 million in fiscal 2011 as compared to net cash used in operating activities of $8.1 million for fiscal 2010. Net cash provided by operating activities for fiscal 2011 resulted primarily from a decrease in accounts receivable-factored ($12.9 million), a decrease in inventory ($3.8 million) and an increase in accounts payable ($1.2 million), offset by our net loss of ($7.9 million) and an increase in prepaid expenses and other assets of ($0.9 million). The decrease of accounts receivable-factored was predominately due to the decrease in sales during the fourth quarter of fiscal 2011 as compared to fiscal 2010. The decrease in inventory is primarily the result of a decrease in sales and the termination of the KCP license agreement. Net cash used in operating activities in fiscal 2010 resulted primarily from an increase in accounts receivable-factored ($8.8 million), our net loss ($6.0 million), an increase in inventory ($5.0 million) and an increase in accounts receivable ($1.6 million). These items were offset by an increase in accounts payable ($13.1 million). The net increase of accounts receivable—factored and accounts receivable ($10.4 million) was predominately due to the increase in sales during the fourth quarter of fiscal 2010 as compared to fiscal 2009. The increase in accounts payable of $13.1 million is primarily the result of an increase in purchases from CTG on more favorable terms.
     Net cash used in investing activities was $622,000 in fiscal 2011 as compared to $587,000 in fiscal 2010. The purchases of fixed assets during 2011 consisted primarily of in store shop and showroom fixtures and upgrades in management information systems and software.
     Net cash used in financing activities of $8.6 million for fiscal 2011 resulted from repayments of revolving credit borrowings. Net cash provided by financing activities of $8.6 million for fiscal 2010 resulted primarily from revolving credit borrowings of $4.6 million and proceeds from the CTG supply premium of $4.0 million.
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
     The New Financing Agreement eliminated our $30 million revolving line of credit and permits CIT to make loans and advances on a revolving basis at CIT’s sole discretion. Borrowings are based on a borrowing base formula, as defined, and include a sublimit in the amount of $2 million for the issuance of letters of credit. The New Financing Agreement also eliminates most of the financial reporting and financial covenants that had been required under the previous financing agreement, as well as eliminating the early termination fee and the fee for any unused line of credit. The New Financing Agreement calls for an increase in the applicable margin interest rate on borrowing by one point (from 2.00% to 3.00%) above the JP Morgan Chase Bank Rate; however, the applicable margin shall revert to the original 2.00% interest rate in the event that we achieve two successive quarters of profitable business. Our obligations under the New Financing Agreement continue to be secured by a first priority lien on substantially all of our assets, including our accounts receivable, inventory, intangibles, equipment and trademarks and a pledge of our interest in our subsidiaries. The New Financing Agreement has an original maturity of September 30, 2011 with automatic annual extensions to September 30th (“Anniversary Date”) unless terminated by CIT with at least sixty days written notice of the Anniversary Date. No such termination notice has been received by the Company from CIT. The Company is currently in discussions with CIT about a new or amended financing agreement that would, among other things, permit the conversion of the accounts payable owed to CTG into a secured term obligation.
     The borrowings under the New Financing Agreement accrue interest at a rate of 3% above prime. The interest rate as of July 2, 2011 was 6.25%. We have the option to terminate the New Financing Agreement with CIT. If we terminate the agreement with CIT due to non-performance by CIT of certain of its obligations for a specified period of time, we will not be liable for any termination fees. Otherwise, in the event of an early termination by us, we will be liable for minimum factoring fees.
     On July 2, 2011, we had $1.2 million outstanding letters of credit, total availability of approximately $3.0 million and revolving credit borrowings of $2.6 million under the New Financing Agreement.
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
Future Financing Requirements
     For the year ended July 2, 2011, we realized losses from operations of $7.1 million and at July 2, 2011 had a working capital deficit of $10.6 million and stockholders’ deficiency of $13.4 million. Our business plan requires the availability of sufficient cash flow and borrowing capacity to finance our product lines and to meet our cash needs. We expect to satisfy such requirements through cash on hand, cash flow from operations and borrowings from our lender. Our fiscal 2012 business plan anticipates improvement from fiscal 2011, by primarily achieving increased revenues and improved gross margin percentages. Our ability to achieve our fiscal 2012 business plan is critical to maintaining adequate liquidity. We rely on CIT, the sole source of our financing, to borrow money in order to fund our operations. Should CIT cease funding our operations, we may not have sufficient cash flow from operations to meet our liquidity needs. In addition, CTG manufactures the majority of our product on favorable payment terms. In the event CTG terminates the agreement or requires a change in the favorable payment terms, we may be unable to locate alternative suppliers in a timely manner or obtain similarly favorable payment terms. For the fiscal year ended July 2, 2011, the KCP License Agreement accounted for approximately 54% of our revenues and this agreement terminated on June 1, 2011. While we entered into the Camuto License Agreement, there can be no assurance that we will be able to derive revenue from this agreement sufficient to offset the loss in revenue resulting from the termination of the KCP License Agreement. There could be a material adverse effect on our business, liquidity and financial condition should any of the following occur: a) CIT ceases its funding of our operations, b) CTG terminates its agreement with us or requires a change in the favorable payment terms, or c) we fail to offset the revenue lost as a result of the termination of the KCP License Agreement. See the section entitled “Risk Factors” for more information.
     We are also in negotiations with CTG to convert approximately $12 million of debt owed by the Company to CTG from accounts payable to two term loans with initial terms of 2 years and five years. There can be no assurance that negotiations with CTG will be successful and result in the conversion of the Company’s debt.
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
Off –Balance Sheet Arrangements
     As of July 2, 2011, we do not have any off-balance sheet arrangements except for letters of credit under the Financing Agreements. See “Financing Agreements”.
Inflation
     We do not believe that the relatively moderate rates of inflation which recently have been experienced in the United States, where we compete, have had a significant effect on our net revenue or profitability.
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
Foreign Operations
     Our foreign sourcing operations are subject to various risks of doing business abroad and any substantial disruption of our relationships with our foreign suppliers could adversely affect our operations. Any material increase in duty levels, material decrease in quota levels or material decrease in available quota allocation could adversely affect our operations. Approximately 96% of our products sold in fiscal 2011 were manufactured by independent suppliers located primarily in China and elsewhere in the Far East. See “Risk Factors and “Business – Exclusive Supply Agreement.”
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
     Factoring Agreement and Accounts Receivable — We have a factoring agreement with CIT whereby substantially all of our receivables are factored. The factoring agreement is a non-recourse factoring agreement whereby CIT, based on credit approved orders, assumes the accounts receivable risk of our customers in the event of insolvency or nonpayment. We assume the accounts receivable risk on sales factored to CIT but not approved by CIT as non-recourse which as of July 2, 2011 and July 3, 2010 approximated $0.2 million and $0.7 million respectively. We receive payment on non-recourse factored receivables from CIT as of the earlier of: a) the date that CIT has been paid by our customers; b) the date of the customer’s longest maturity if the customer is in a bankruptcy or insolvency proceedings; or c) the last day of the third month following the customer’s longest maturity date if the receivable remains unpaid. All receivable risks for customer deductions that reduce the customer receivable balances are retained by us, including, but not limited to, allowable customer markdowns, operational chargebacks, disputes, discounts and returns. These deductions totaling approximately $2.3 million and $2.2 million as of July 2, 2011 and July 3, 2010, respectively, have been recorded as a reduction of either accounts receivable-factored or accounts receivable-net based on the classification of the respective customer balance to which they pertain. We also assume the risk on accounts receivable not factored to CIT which is shown as Accounts Receivable-net on the accompanying balance sheets.
     Inventories — Inventories are stated at the lower of cost or market, cost being determined on the first-in, first-out method. The majority of our inventory purchases are shipped FOB shipping point from our suppliers. We take title and assume the risk of loss when merchandise is received at the boat or airplane overseas. Reserves for slow moving and aged merchandise are provided to adjust inventory costs based on historical experience and current product demand. Inventory reserves were $0.4 million at July 2, 2011, and $0.5 million at July 2, 2010. Inventory reserves are based upon the level of excess and aged inventory and estimated recoveries on the sale of the inventory. While markdowns have been within expectations and the provisions established, we cannot guarantee that we will continue to experience the same level of markdowns as in the past.

     Valuation of Long-Lived Assets and Trademarks — We conduct impairment testing annually in the fourth quarter of each fiscal year, or sooner if events and changes in circumstances suggest that the carrying amount may not be recoverable from its estimated future cash flows including market participant assumptions, when available. The review of trademarks and long lived assets is based upon projections of anticipated future undiscounted cash flows. While we believe that our estimates of future cash flows are reasonable, different assumptions regarding such cash flows could materially affect evaluations. To the extent these future projections or our strategies change, the conclusion regarding impairment may differ from the current estimates. There were no impairment charges for the years ended July 2, 2011 and July 3, 2010.
     Income Taxes- Results of operations have generated a federal tax NOL carryforward of approximately $59.5 million as of July 2, 2011. Approximately 15% of the Company’s NOL carryforward expires in 2012. Generally accepted accounting principles require that we record a valuation allowance against the deferred tax asset associated with this NOL if it is “more likely than not” that we will not be able to utilize it to offset future taxable income. As of July 2, 2011, based upon its evaluation of our historical and projected results of operations, the current business environment and the magnitude of the NOL, we recorded a full valuation allowance on our deferred tax assets including NOLs. The provision for income taxes primarily relates to provisions for state and local taxes and a deferred provision for temporary differences associated with indefinite lived intangibles. It is possible, however, that we could be profitable in the future at levels which cause us to conclude that it is more likely than not we will realize all or a portion of the NOL carryforward. Upon reaching such a conclusion, we would record the estimated net realizable value of the deferred tax asset at that time and would then provide for income taxes at a rate equal to our combined federal and state effective rates. Subsequent revisions to the estimated net realizable value of the deferred tax asset could cause our provision for income taxes to vary from period to period, although its cash tax payments would remain unaffected until the benefit of the NOL is utilized.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
     Interest Rate Risk- We are subject to market risk from exposure to changes in interest rates based primarily on our financing activities. The market risk inherent in the financial instruments represents the potential loss in earnings or cash flows arising from adverse changes in interest rates. These debt obligations with interest rates tied to the prime rate are described in “Financial Condition, Liquidity and Capital Resources”, as well as Note 6 of the Notes to the Consolidated Financial Statements. We manage these exposures through regular operating and financing activities. We have not entered into any derivative financial instruments for hedging or other purposes. The following quantitative disclosures are based on the prevailing prime rate. These quantitative disclosures do not represent the maximum possible loss or any expected loss that may occur, since actual results may differ from these estimates.
     As of July 2, 2011 and July 3, 2010, the carrying amounts of our revolving credit borrowings approximated fair value. As of July 2, 2011, our revolving credit borrowings bore interest at a rate of 6.25%. As of July 2, 2011, a hypothetical immediate 10% adverse change in prime interest rates relating to our revolving credit borrowings would have less than $0.1 million unfavorable impact on our earnings and cash flows over a one-year period.
Item 8. Financial Statements and Supplementary Data.
     The Company’s consolidated financial statements are included herein commencing on page F-1.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
     None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
     The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended (the

“Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Company’s Chairwoman along with the Company’s Chief Financial Officer (“CFO”), as appropriate to allow timely decisions regarding required disclosure.
     Each fiscal quarter the Company carries out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chairwoman and Chief Executive Officer (“CEO”) and the Company’s CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based on this evaluation, our management, with the participation of the CEO and CFO, concluded that, as of July 2, 2011, our internal controls over financial reporting were effective.
Changes in Internal Control over Financial Reporting
     During the fiscal year ended July 2, 2011, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Management’s Report on Internal Control over Financial Reporting
     Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). A system of internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation and fair presentation of financial statements for external purposes in accordance with generally accepted accounting principles. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.
     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
     Under the supervision and with the participation of our management, including our Chairwoman and CFO, we conducted an assessment of the effectiveness of our internal control over financial reporting as of July 2, 2011. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this assessment, management concluded that our internal control over financial reporting was effective as of July 2, 2011.
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
Item 9B. Other Information
     None
PART III
Item 10. Directors and Executive Officers of the Registrant.
     Information with respect to the executive officers of the Company is set forth in Part I of this Annual Report on Form 10-K in the section entitled “Executive Officers.”

     Information called for by Item 10 is incorporated by reference to the information to be set forth under the heading “Election of Directors” in the Company’s definitive proxy statement relating to its 2011 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A (the “2011 Proxy Statement”).
Item 11. Executive Compensation.
     Information called for by Item 11 is incorporated by reference to the information to be set forth under the heading “Executive Compensation” in the Company’s 2011 Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders matters.
     Information called for by Item 12 is incorporated by reference to the information to be set forth under the heading “Security Ownership of Certain Beneficial Owners and Management” in the Company’s 2011 Proxy Statement.
     Information with respect to securities authorized for issuance under equity compensation plans is incorporated by reference to the information to be set forth under the heading “Compensation Program Components” in the Company’s 2011 Proxy Statement.
Item 13. Certain Relationships and Related Transactions.
     Information called for by Item 13 is incorporated by reference to the information to be set forth under the headings “Executive Compensation” and “Certain Transactions” in the Company’s 2011 Proxy Statement.
Item 14. Principal Accounting Fees and Services.
     Information called for by Item 14 is incorporated by reference to the information to be set forth under the headings “Report of the Audit Committee” and “Auditors” in the Company’s 2011 Proxy Statement.
PART IV
Item 15. Exhibits, Financial Statement Schedule
(a)	Financial Statements and Financial Statement Schedule: See List of Financial Statements and Financial Statement Schedule on page F-1.

(b)	Exhibits

3.1	Restated Certificate of Incorporation (the “Restated Certificate”) of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1, Registration No. 33-5954 (the “1986 Registration Statement”)).

3.2	Amendment dated November 18, 1987 to the Restated Certificate (incorporated by reference to Exhibit 3.11 of the Company’s Registration Statement on Form S-2, Registration No. 33-63317 (the “1995 Registration Statement”)).

3.3	Amendment dated November 15, 1995 to the Restated Certificate (incorporated by reference to Exhibit 3.12 of Amendment No. 1 to the 1995 Registration Statement).

3.4	Amendment dated December 9, 1998 to the Restated Certificate (incorporated by reference to Exhibit 3.13 of the Company’s Form 10-K for the year ended June 30, 1998 (the “1998 Form 10-K”)).

3.5	By-Laws of the Company, as amended (incorporated by reference to exhibit 3.1 of the Company’s Form 10-Q for the quarter ended December 31, 1987).

3.6	Amendment dated September 13, 1994 to the By-Laws (incorporated by reference to Exhibit 10.105 of the Company’s Form 10-Q for the quarter ended September 30, 1994).

†10.77	1998 Stock Option Plan, as amended by Amendment No.1 thereto including form of related stock option agreement (incorporated by reference to Exhibit A and Exhibit B of the Company’s Proxy Statement filed with the Commission on October 17, 2000).

10.81	Collective Bargaining Agreement between the Company and Amalgamated Workers Union, Local 88 effective as of September 24, 1999 (incorporated by reference to Exhibit 10.81 of the Company’s Form 10-K for the year ended June 30, 1999 (the “1999 Form 10-K”)).

10.82	Lease between the Company and Adler Realty Company, dated June 1, 1999 with respect to the Company’s executive offices and showroom at 530 Seventh Avenue, New York City (incorporated by reference to Exhibit 10.82 of the 1999 Form 10-K).

10.83	Lease between the Company and Kaufman Eighth Avenue Associates, dated September 11, 1999 with respect to the Company’s technical support facilities at 519 Eighth Avenue, New York City (incorporated by reference to Exhibit of the Company’s Form 10-K for the year ended June 30, 2000 (the “2000 Form 10-K”)).

10.90	Lease modification agreement between the Company and Hartz Mountain Industries, Inc., dated August 30, 1999 with respect to the Company’s distribution and office facilities in Secaucus, NJ. (incorporated by reference to Exhibit 10.90 of the Company’s Form 10-K for the year ended June 30, 2001 (the “2001 Form 10-K”)).

10.100	Financing Agreement between the Company and CIT/Commercial Services, Inc., as Agent, dated September 27, 2002. (incorporated by reference to Exhibit 10.100 of the 2002 Form 10-K).

10.101	Factoring Agreement between the Company and CIT/Commercial Services, Inc., dated September 27, 2002. (incorporated by reference to Exhibit 10.101 of the 2002 Form 10-K).

10.102	Joinder and Amendment No. 1 to Financing Agreement by and among the Company, S.L. Danielle and The CIT Group/Commercial Services, Inc., as agent, dated November 27, 2002. (incorporated by reference to Exhibit 10.102 of the Company’s Form 10-Q for the quarter ended December 31, 2002).

10.103	Amendment No. 1 to Factoring Agreement between the Company and The CIT Group/Commercial Services, Inc., dated November 27, 2002. (incorporated by reference to Exhibit 10.103 of the Company’s Form 10-Q for the quarter ended December 31, 2002).

10.104	Factoring Agreement between S.L. Danielle and The CIT Group/Commercial Services, Inc., dated November 27, 2002. (incorporated by reference to Exhibit 10.104 of the Company’s Form 10-Q for the quarter ended December 31, 2002).

10.105	Asset Purchase Agreement between S.L. Danielle and S.L. Danielle, Inc., dated November 27, 2002. (incorporated by reference to Exhibit 10.105 of the Company’s Form 10-Q for the quarter ended December 31, 2002).

10.106	Joinder and Amendment No. 2 to Financing Agreement by and among the Company, S.L. Danielle, Cynthia Steffe Acquisition, LLC and The CIT Group/Commercial Services, Inc., as agent, dated January 30, 2004. (incorporated by reference to Exhibit 10.106 of the Company’s Form 10-Q for the quarter ended December 31, 2003).

10.107	Amendment No. 2 to Factoring Agreement between the Company and The CIT Group/Commercial Services, Inc., dated January 30, 2004. (incorporated by reference to Exhibit 10.107 of the Company’s Form 10-Q for the quarter ended December 31, 2003).

10.108	Amendment No. 1 to Factoring Agreement between S.L. Danielle and The CIT Group/Commercial Services, Inc., dated January 30, 2004. (incorporated by reference to Exhibit 10.108 of the Company’s Form 10-Q for the quarter ended December 31, 2003).

10.109	Factoring Agreement between Cynthia Steffe Acquisition, LLC and The CIT Group/Commercial Services, Inc., dated January 15, 2004. (incorporated by reference to Exhibit 10.109 of the Company’s Form 10-Q for the quarter ended December 31, 2003).

10.112	Notice of Defactoring among Bernard Chaus, Inc., S.L. Danielle Acquisition, LLC and the CIT Group/Commercial Services, Inc., dated March 31, 2004. (incorporated by reference to Exhibit 10.112 of the Company’s Form 10-Q for the quarter ended March 31, 2004).

10.113	Amendment No. 1 to Factoring Agreement between Cynthia Steffe Acquisition LLC and the CIT Group/Commercial Services, Inc., dated April1, 2004. (incorporated by reference to Exhibit 10.113 of the Company’s Form 10-Q for the quarter ended March 31, 2004).

10.114	Amendment No. 3 to Financing Agreement among the Company, S.L. Danielle, Cynthia Steffe Acquisition, LLC and the CIT Group/Commercial Services, Inc. as agent, dated September 15, 2004 (incorporated by reference to Exhibit 10.114 of the 2004 Form 10-K).

10.117	Amendment No. 4 to Financing Agreement among the Company, S.L. Danielle, Cynthia Steffe Acquisition, LLC and the CIT Group/Commercial Services, Inc. as agent, dated November 11, 2004. (incorporated by reference to Exhibit 10.117 of the Company’s form 10-Q the quarter ended December 31, 2004).

10.118	Amendment No. 2 to Factoring Agreement between Cynthia Steffe Acquisition LLC and the CIT Group/Commercial Services, Inc., dated November 11, 2004. (incorporated by reference to Exhibit 10.118 of the Company’s form 10-Q the quarter ended December 31, 2004).

10.119	Amendment No.5 to Financing Agreement among the Company, S.L. Danielle, Cynthia Steffe Acquisition, LLC and the CIT Group/Commercial Services, Inc. dated May 12, 2005. (incorporated by reference to Exhibit 10.119 of the 2005 Form 10-K).

10.120	Stock Purchase Agreement between Bernard Chaus, Inc. and Kenneth Cole Productions, Inc. dated June 13, 2005 (incorporated by reference to Exhibit 10.120 of the 2005 Form 10-K).

10.121	License Agreement between Kenneth Cole Productions (LIC), Inc. and Bernard Chaus, Inc. dated June 13, 2005 (filed in redacted form since confidential treatment was requested pursuant to Rule 24b-2 for certain portions thereof). (incorporated by reference to Exhibit 10.121 of the 2005 Form 10-K).

10.122	Amendment No.6 to Financing Agreement among the Company, S.L. Danielle, Cynthia Steffe Acquisition, LLC and the CIT Group/Commercial Services, Inc. dated September 15, 2005. (incorporated by reference to Exhibit 10.122 of the 2005 Form 10-K).

10.123	Amendment No.7 to Financing Agreement among the Company, S.L. Danielle, Cynthia Steffe Acquisition, LLC and the CIT Group/Commercial Services, Inc. dated May 8, 2006. (incorporated by reference to Exhibit 10.123 of the 2006 Form 10-K).

10.124	Amendment No.8 to Financing Agreement among the Company, S.L. Danielle, Cynthia Steffe Acquisition, LLC and the CIT Group/Commercial Services, Inc. dated September 21, 2006. (incorporated by reference to Exhibit 10.124 of the 2006 Form 10-K).

10.125	Amendment No.9 to Financing Agreement among the Company, S.L. Danielle, Cynthia Steffe Acquisition, LLC and the CIT Group/Commercial Services, Inc. dated August 31, 2007. (incorporated by reference to Exhibit 10.125 of the 2007 Form 10-K).

10.126	Amendment No. 1 License Agreement between Kenneth Cole Productions (LIC), Inc. and Bernard Chaus, Inc. dated September 26, 2007 (filed in redacted form since confidential treatment was requested pursuant to Rule 24b-2 for certain portions thereof). (incorporated by reference to Exhibit 10.126 of the 2007 Form 10-K).

10.127	Amendment No.10 to Financing Agreement among the Company, S.L. Danielle, Cynthia Steffe Acquisition, LLC and the CIT Group/Commercial Services, Inc. dated January 31, 2008. (incorporated by reference to Exhibit 10.127 of the Company’s form 10-Q the quarter ended December 31, 2007).

10.128	Amendment 2 to License Agreement between Kenneth Cole Productions (LIC), Inc. and Bernard Chaus, Inc. dated December 31, 2007 (filed in redacted form since confidential treatment was requested pursuant to Rule 24b-2 for certain portions thereof). (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on January 16, 2008).

10.129	Amendment No.11 to Financing Agreement among the Company, S.L. Danielle, Cynthia Steffe Acquisition, LLC and the CIT Group/Commercial Services, Inc. dated September 02, 2008. (incorporated by reference to Exhibit 10.129 of the 2008 Form 10-K).

10.130	Financing Agreement between the Company and CIT/Commercial Services, Inc., as Agent, dated September 18, 2008. (incorporated by reference to Exhibit 10.130 of the 2008 Form 10-K).

10.131	Factoring Agreement between the Company and CIT/Commercial Services, Inc., dated September 18, 2008. (filed in redacted form since confidential treatment was requested pursuant to Rule 24b-2 for certain portions there of) (incorporated by reference to Exhibit 10.131 of the 2008 Form 10-K).

10.132	Lease modification agreement between the Company and G&S Realty 1, LLC dated October 7, 2008 with respect to the Company’s executive offices and showrooms at 530 Seventh Avenue, New York, New York. (incorporated by reference to Exhibit 10.132 of the Company’s form 10-Q the quarter ended September 30, 2008).

10.133	Amendment No. 1 to Amendment and Restated Financing Agreement and Waiver, dated February , 2009, between the Company and the CIT Group/Commercial Services, Inc. (incorporated by reference to Exhibit 10.133 of the Company’s form 10-Q the quarter ended December 31, 2008).

10.1	Amendment to the Financing Agreement by and among Bernard Chaus, Inc., Cynthia Steffe Acquisition LLC, S.L. Danielle Acquisition, LLC and The CIT Group/Commercial Services, Inc., dated May 12, 2009. (incorporated by reference to Exhibit 10.1 of the Company’s form 10-Q the quarter ended March 31, 2009).

10.2	Amendment to the Factoring Agreement by and among Bernard Chaus, Inc., Cynthia Steffe Acquisition LLC, S.L. Danielle Acquisition, LLC and The CIT Group/Commercial Services, Inc., dated May 12, 2009. (incorporated by reference to Exhibit 10.2 of the Company’s form 10-Q the quarter ended March 31, 2009).

10.3	Amended and Restated Factoring and Financing Agreement by and among Bernard Chaus, Inc., Cynthia Steffe Acquisition LLC, S.L. Danielle Acquisition, LLC and The CIT Group/Commercial Services, Inc., dated September 10, 2009. (filed in redacted form since confidential treatment was requested pursuant to Rule 24b-2 for certain portions thereof). ) (incorporated by reference to Exhibit 10.3 of the Company’s 2009 Form 10-K).

10.4	Amended and Restated Factoring and Financing Agreement by and among Bernard Chaus, Inc., Cynthia Steffe Acquisition LLC, S.L. Danielle Acquisition, LLC and The CIT Group/Commercial Services, Inc., dated March 29, 2010. (filed in redacted form since confidential treatment was requested pursuant to Rule 24b-2 for certain portions thereof). ) (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on March 30, 2010).

10.5	Agreement, dated October 19, 2010, between Kenneth Cole Productions (LIC) and Bernard Chaus, Inc., related to the termination of the Kenneth Cole licensing agreement (filed in redacted form since confidential treatment was requested pursuant to Rule 24b-2 for certain portions thereof). (incorporated by reference to Exhibit 10.5 of the Company’s 2010 Form 10-K).

10.6	Trademark License Agreement, dated November 18, 2010, between Bernard Chaus, Inc. and Camuto Consulting, Inc. d/b/a Camuto Group (filed in redacted form since confidential treatment was requested pursuant to Rule 24b-2 for certain portions thereof). (incorporated by reference to Exhibit 10.6 of the Company’s form 10-Q the quarter ended October 2, 2010).

*21	List of Subsidiaries of the Company.

*23.1	Consent of Mayer Hoffman McCann CPAs (The New York Practice of Mayer Hoffman McCann P.C.), Independent Registered Public Accounting Firm.

*31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Josephine Chaus.

*31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for William P. Runge.

*32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Josephine Chaus.

*32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for William P. Runge.

†	Management agreement or compensatory plan or arrangement required to be filed as an exhibit.

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BERNARD CHAUS, INC.
By:	/s/ Josephine Chaus
Josephine Chaus
Date:	Chairwoman of the Board and Chief Executive Officer September 30, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Josephine Chaus Josephine Chaus	Chairwoman of the Board and Chief Executive Officer	September 30, 2011

/s/ William P. Runge William P. Runge	Interim Chief Financial Officer	September 30, 2011

/s/ Philip G. Barach Philip G. Barach	Director	September 30, 2011

/s/ Robert Flug Robert Flug	Director	September 30, 2011

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
New York, New York
We have audited the accompanying consolidated balance sheets of Bernard Chaus, Inc. and subsidiaries as of July 2, 2011 and July 3, 2010 and the related consolidated statements of operations, stockholders’ equity (deficiency) and comprehensive loss and cash flows for the years then ended. Our audits also included the financial statement schedule listed in the Index at item 15 for the years ended July 2, 2011 and July 3, 2010. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Bernard Chaus, Inc. and subsidiaries at July 2, 2011 and July 3, 2010, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Mayer Hoffman McCann CPAs
(The New York Practice of Mayer Hoffman McCann P.C.)

New York, New York
September 30, 2011

BERNARD CHAUS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except number of shares and per share amounts)

	July 2,	July 3,
	2011	2010
Assets
Current Assets
Cash	$3	$4
Accounts receivable — factored	6,466	19,404
Accounts receivable — net	1,004	1,789
Inventories — net	5,077	8,846
Prepaid expenses and other current assets	1,476	536

Total current assets	14,026	30,579
Fixed assets — net	1,159	885
Other assets	—	25
Trademarks	1,000	1,000

Total assets	$16,185	$32,489

Liabilities and Stockholders’ Deficiency
Current Liabilities
Revolving credit borrowings	$2,577	$11,175
Accounts payable	20,605	19,399
Accrued expenses	1,473	2,305

Total current liabilities	24,655	32,879
Deferred income	2,834	3,234
Long term liabilities	1,927	1,735
Deferred income taxes	200	173

Total liabilities	29,616	38,021

Commitments and Contingencies (Notes 6, 8, and 10)

Stockholders’ Deficiency
Preferred stock, $.01 par value, authorized shares — 1,000,000; issued and outstanding shares — none	—	—
Common stock, $.01 par value, authorized shares — 50,000,000; issued shares — 37,543,643 at July 2, 2011 and July 3, 2010	375	375
Additional paid-in capital	133,443	133,440
Deficit	(144,684)	(136,827)
Accumulated other comprehensive loss	(1,085)	(1,040)
Less: Treasury stock at cost — 62,270 shares at July 2, 2011 and July 3, 2010	(1,480)	(1,480)

Total stockholders’ deficiency	(13,431)	(5,532)

Total liabilities and stockholders’ deficiency	$16,185	$32,489

See accompanying notes to consolidated financial statements.

BERNARD CHAUS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Fiscal Year Ended
	2011	2010
Net revenue	$84,818	$100,153
Cost of goods sold	68,730	75,730

Gross profit	16,088	24,423
Selling, general and administrative expenses	27,557	29,597
Gain on early termination of license agreement	(4,355)	—

Loss from operations	(7,114)	(5,174)
Interest expense	726	811

Loss before income tax provision	(7,840)	(5,985)
Income tax provision	17	48

Net loss	$(7,857)	$(6,033)

Basic loss per share	$(0.22)	$(0.16)

Diluted loss per share	$(0.22)	$(0.16)

Weighted average number of common shares outstanding — basic	36,484	37,481

Weighted average number of common and common equivalent shares outstanding — diluted	36,484	37,481

See accompanying notes to consolidated financial statements.

BERNARD CHAUS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
AND COMPREHENSIVE LOSS
(In thousands, except number of shares)

	Common Stock				Treasury Stock
			Additional				Accumulated Other
	Number		Paid-in		Number		Comprehensive
	of Shares	Amount	Capital	Deficit	of Shares	Amount	Loss	Total
Balance at July 1, 2009	37,543,643	$375	$133,416	$(130,794)	62,270	$(1,480)	$(929)	$588
Stock option compensation expense	—	—	24	—	—	—	—	24
Net change in pension liability	—	—	—	—	—	—	(111)	(111)
Net loss	—	—	—	(6,033)	—	—	—	(6,033)

Comprehensive loss								(6,144)

Balance at July 3, 2010	37,543,643	375	133,440	(136,827)	62,270	(1,480)	(1,040)	(5,532)
Stock option compensation expense	—	—	3	—	—	—	—	3
Purchase of treasury stock	—	—	—	—	6,000,000	600		600
Reissuance of treasury stock	—	—	—	—	(6,000,000)	(600)		(600)
Net change in pension liability	—	—	—	—	—	—	(45)	(45)
Net loss	—	—	—	(7,857)	—	—	—	(7,857)

Comprehensive loss								(7,902)

Balance at July 2, 2011	37,543,643	$375	$133,443	$(144,684)	62,270	$(1,480)	$(1,085)	$(13,431)

See accompanying notes to consolidated financial statements

BERNARD CHAUS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal Year End
	2011	2010
Operating Activities
Net loss	$(7,857)	$(6,033)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	373	618
Loss on disposal of fixed assets	—	43
Amortization of deferred income	(400)	(366)
Stock compensation expense	3	24
Deferred rent expense	96	297
Deferred income taxes	27	26
Changes in operating assets and liabilities:
Accounts receivable — factored	12,938	(8,815)
Accounts receivable	785	(1,582)
Inventories	3,769	(5,007)
Prepaid expenses and other assets	(940)	(230)
Accounts payable	1,206	13,148
Accrued expenses and long term liabilities	(781)	(227)

Net cash provided by (used in) operating activities	9,219	(8,104)

Investing Activities
Purchases of fixed assets	(622)	(587)

Cash used in investing activities	(622)	(587)

Financing Activities
Net proceeds from (repayments of) revolving credit borrowings	(8,598)	4,569
Purchase of treasury stock	(600)	—
Proceeds from reissuance of treasury stock	600	—
Proceeds from supply premium	—	4,000

Net cash provided by (used in) financing activities	(8,598)	8,569

Decrease in cash	(1)	(122)
Cash, beginning of year	4	126

Cash, end of year	$3	$4

Supplemental Disclosure of Cash Flow Information:
Cash paid for:
Taxes	$13	$14

Interest	$650	$743

See accompanying notes to consolidated financial statements.

BERNARD CHAUS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JULY 2, 2011 AND JULY 3, 2010
1. Business
     Bernard Chaus, Inc. (the “Company” or “Chaus”) designs, arranges for the manufacture of and markets an extensive range of women’s career and casual sportswear principally under the JOSEPHINE CHAUS®, JOSEPHINE®, JOSEPHINE STUDIO®, CHAUS®, CHAUS SPORT®, CYNTHIA STEFFE®, SEAMLINE CYNTHIA STEFFE® and CYNTHIA CYNTHIA STEFFE® trademarks and under private label brand names. The Company’s products are sold nationwide through department store chains, specialty retailers, discount stores, wholesale clubs and other retail outlets. The Company’s CHAUS product lines sold through the department store channels are in the opening price points of the “better” category. The Company’s CYNTHIA STEFFE product lines are upscale contemporary women’s apparel lines sold through department stores and specialty stores. The Company’s private label product lines are designed and sold to various customers. On November 18, 2010, the Company entered into a trademark license agreement (“Camuto License Agreement”) with Camuto Consulting, Inc. d/b/a Camuto Group (“Camuto”). This agreement grants the Company an exclusive license to design, manufacture, sell and distribute women’s sportswear and ready-to-wear apparel under the trademark “Vince Camuto” in approved department stores, specialty retailers and off-price channels in the United States, Canada and Mexico. The Company began shipping Camuto licensed products in June 2011. See Note 10 for further information.
     The Company had a license agreement (the “KCP License Agreement”) with Kenneth Cole Productions, Inc. (“KCP”) to manufacture and sell women’s sportswear under various labels. On October 19, 2010, the Company entered into an agreement with KCP (the “KCP Termination Agreement”) pursuant to which the license agreement terminated on June 1, 2011. Under the KCP Termination Agreement, the Company was relieved of certain restrictions on engaging in transactions and activities in the apparel industry as well as the obligation to pay certain promotional, marketing and advertising fees required under the license agreement. KCP agreed to assume certain of the Company’s liabilities associated with the Company’s performance under the license agreement, as well as to pay the Company a termination fee upon termination of the agreement in June 2011 based on sales to certain customers through June 1, 2011, as specified in the agreement. Accordingly, the Company recorded a $4.4 million gain on early termination of the license agreement which is included in the accompanying Consolidated Statement of Operations for the year ended July 2, 2011.
     For the year ended July 2, 2011, the Company realized losses from operations of $7.1 million and as of July 2, 2011 had a working capital deficit of $10.6 million and stockholders’ deficiency of $13.4 million. The Company’s business plan requires the availability of sufficient cash flow and borrowing capacity to finance its product lines and to meet its cash needs. The Company expects to satisfy such requirements through cash on hand, cash flow from operations and borrowings from its lender. The Company’s fiscal 2012 business plan anticipates improvement from fiscal 2011, by primarily achieving increased revenues and improved gross margin percentages. The Company’s ability to achieve its fiscal 2012 business plan is critical to maintaining adequate liquidity. The Company relies on The CIT Group/Commercial Services, Inc. (“CIT”), the sole source of its financing, to borrow money in order to fund its operations. Should CIT cease funding its operations, the Company may not have sufficient cash flow from operations to meet its liquidity needs. In addition, China Ting Group Holdings Limited (“CTG”) manufactures the majority of the Company’s product on favorable payment terms (see Note 7). In the event CTG terminates the agreement or requires a change in the favorable payment terms, the Company may be unable to locate alternative suppliers in a timely manner or obtain similarly favorable payment terms. For the fiscal year ended July 2, 2011, the KCP License Agreement accounted for approximately 54% of the Company’s revenues, and this agreement terminated on June 1, 2011. While the Company entered into the Camuto License Agreement, there can be no assurance that it will be able to derive revenue from this agreement sufficient to offset the loss in revenue resulting from the termination of the KCP License Agreement. There could be a material adverse effect on the Company’s business, liquidity and financial condition should any of the following occur: a) CIT ceases its funding of the Company’s operations, b) CTG terminates its agreement with the Company or requires a change in the favorable payment terms, or c) the Company fails to offset the revenue lost as a result of the termination of the KCP License Agreement.

2. Summary of Significant Accounting Policies
Fiscal Year:
     On June 18, 2010, the Board of Directors of the Company approved a change to the Company’s fiscal year end from June 30th to the Saturday closest to June 30th and effective immediately the Company reported on a fifty-two/fifty-three week fiscal year-end. The years ended July 2, 2011 and July 3, 2010 each contained fifty-two weeks however due to the change, the year ended July 3, 2010 also contained an extra three days. Net sales for these three days was approximately $4.9 million.
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
Shipping and Handling:
     Shipping and handling costs are included as a component of selling, general and administrative expenses in the consolidated statements of operations. In fiscal year 2011 and 2010 shipping and handling costs approximated $2.5 million and $3.2 million, respectively.
Cooperative Advertising:
     Cooperative advertising allowances are recorded in selling, general and administrative expenses in the period in which the costs are incurred. In fiscal 2011 and 2010 cooperative advertising expenses approximated $0.5 million and $0.4 million, respectively.
Factoring Agreement and Accounts Receivable:
     On March 29, 2010, the Company entered into an amended and restated factoring and financing agreement (“New Financing Agreement”) with CIT. The New Financing Agreement provides for a non-recourse factoring arrangement which provides notification factoring on substantially all of the Company’s sales on terms substantially similar to those in effect under the previous factoring and financing agreement whereby CIT, based on credit approved orders, assumes the accounts receivable risk of the Company’s customers in the event of insolvency or non-payment. The Company assumes the accounts receivable risk on sales factored to CIT but not approved by CIT as non-recourse which approximated $.2 million and $.7 million at July 2, 2011 and July 3, 2010, respectively. The Company receives payment on non-recourse factored receivables from CIT as of the earlier of: a) the date that CIT has been paid by the Company’s customers; b) the date of the customer’s longest maturity if the customer is in a bankruptcy or insolvency proceedings; or c) the last day of the third month following the customer’s longest maturity date if the receivable remains unpaid. All other receivable risks for customer deductions that reduce the customer receivable balances are retained by the Company, including, but not limited to, allowable customer markdowns, operational chargebacks, disputes, discounts and returns. These deductions totaling $2.3 million and $2.2 million as of July 2, 2011 and July 3, 2010, respectively, have been recorded as a reduction of either accounts receivable — factored or accounts receivable — net based upon the classification of the respective customer balance to which they pertain. The Company also assumes the risk on accounts receivable not factored to CIT which is shown as accounts receivable-net on the accompanying balance sheets.
     During fiscal 2011 approximately 27% of the Company’s net revenue was from two corporate entities — TJX Companies (14%) and Dillard’s Department Stores (13%). During fiscal 2010 approximately 38% of the Company’s net revenue was from three corporate entities — TJX Companies (14%), Dillard’s Department Stores (13%) and Nordstrom (11%). As a result of the Company’s dependence on its major customers, such customers may have the ability to influence the Company’s business decisions. The loss of or significant decrease in business from any of its major customers could have a material adverse effect on the Company’s financial position and results of operations.
Inventories:
     Inventories are stated at the lower of cost or market, cost being determined on the first-in, first-out method. The majority of the Company’s inventory purchases are shipped FOB shipping point from the Company’s suppliers. The Company takes title, assumes the risk of loss and records inventory when the merchandise is received at the boat or airplane overseas. Reserves for slow moving and aged merchandise are provided to write-down inventory costs to net realizable value based on historical experience and current product demand. Inventory reserves were $0.4 million at July 2, 2011 and $0.5 million at July 3, 2010. Inventory reserves are based upon the level of excess and aged inventory and the Company’s estimated recoveries on the sale of the inventory. While markdowns have been within expectations and the provisions established, the Company cannot guarantee that it will continue to experience the same level of markdowns as in the past.
Cost of goods sold:
     Cost of goods sold includes the costs incurred to acquire and produce inventory for sale, including product costs, freight-in, duty costs, commission cost and provisions for inventory losses. During fiscal 2011, the Company purchased approximately 69% of its finished goods from CTG. In July 2009 the Company entered into an exclusive supply agreement with CTG (see Note 7). The Company believes that CTG has the resources to manufacture its products in accordance with the Company’s specification and delivery schedules. In the event CTG is unable to meet the Company’s requirements and/or the agreement was to terminate, the Company believes that it would have the ability to develop, over a reasonable period of time, adequate alternate manufacturing sources. However, there can be no assurance that the Company would find alternate manufacturers of finished goods on satisfactory terms to permit it to meet its commitments to its customers on a timely basis. In such event, the Company’s operations could be materially disrupted, especially over the short-term.
Cash and Cash Equivalents:
     All highly liquid investments with an original maturity of three months or less at the date of purchase are classified as cash equivalents.

Long-Lived Assets and Trademarks:
     At July 2, 2011 and July 3, 2010, trademarks related to the Cynthia Steffe division were determined to have an indefinite life. The Company does not amortize assets with indefinite lives and conducts impairment testing annually in the fourth quarter of each fiscal year, or sooner if events and changes in circumstances suggest that the carrying amount may not be recoverable from its estimated future cash flows including market participant assumptions, when available. The review of trademarks and long lived assets is based upon projections of anticipated future undiscounted cash flows. While the Company believes that its estimates of future cash flows are reasonable, different assumptions regarding such cash flows could materially affect evaluations. To the extent these future projections or the Company’s strategies change, the conclusion regarding impairment may differ from the current estimates. There was no impairment recorded for fiscal 2011 or 2010.
Income Taxes:
     The Company accounts for income taxes under the asset and liability method in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 740. Deferred income taxes reflect the future tax consequences of differences between the tax bases of assets and liabilities and their financial reporting amounts at year-end. The Company periodically reviews its historical and projected taxable income and considers available information and evidence to determine if it is more likely than not that a portion of the deferred tax assets will be realized. A valuation allowance is established to reduce the deferred tax assets to the amount that is more likely than not to be realized. As of July 2, 2011 and July 3, 2010, based upon its evaluation of the Company’s historical and projected results of operations, the current business environment and the magnitude of the net operating loss, the Company recorded a full valuation allowance on its deferred tax assets. If the Company determines that it is more likely than not that a portion of the deferred tax assets will be realized in the future, that portion of the valuation allowance will be reduced and the Company will provide for an income tax benefit in its Statement of Operations at its estimated effective tax rate.
Stock-based Compensation:
     The Company has a Stock Option Plan and accounts for the plan under FASB ASC 718, “Compensation-Stock Compensation” which requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. No option grants were issued in fiscal 2011 and 2010.
Earnings (Loss) Per Share:
     Basic earnings (loss) per share has been calculated by dividing the applicable net income (loss) by the weighted average number of common shares outstanding. Diluted earnings per share has been calculated by dividing the applicable net income by the weighted-average number of common shares outstanding and common share equivalents. Options to purchase approximately 689,000 and 814,000 common shares were excluded from the computation of diluted earnings per share for the years ended July 2, 2011 and July 3, 2010, respectively, because their exercise price was greater than the average market price.

	For the Year Ended
	July 2,	July 3,
	2011	2010
Denominator for earnings (loss) per share (in millions):
Denominator for basic earnings (loss) per share weighted-average shares outstanding	36.5	37.5
Assumed exercise of potential common shares	—	—

Denominator for diluted earnings (loss) per share	36.5	37.5

Advertising Expense:
     Advertising costs are expensed when incurred. Advertising expenses (including co-op advertising) of $1.3 million, and $1.5 million, were included in selling, general and administrative expenses for the fiscal years ended 2011 and 2010 respectively.
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
Foreign Currency Transactions:
     The Company negotiates substantially all of its purchase orders with foreign manufacturers in United States dollars. The Company considers the United States dollar to be the functional currency of its overseas subsidiaries. All foreign currency transaction gains and losses are recorded in the Consolidated Statement of Operations.
Fair Value Measurements:
     The Company measures fair value in accordance with FASB ASC 820 “Fair Value Measurements and Disclosures”, which provides a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy under ASC 820 are Level 1 inputs which utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access, Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly and may also include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals, and Level 3 inputs are unobservable inputs for the asset or liability, which is typically based on an entity’s own assumptions, as there is little, if any, related market activity. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and consideration factors specific to the asset or liability.
Fair Value of Financial Instruments:
     The carrying amounts of financial instruments, including accounts receivable, accounts payable and revolving credit borrowings approximated fair value due to their short-term maturity or variable interest rates.
Deferred Rent Obligations:
     The Company accounts for rent expense under non-cancellable operating leases with scheduled rent increases on a straight-line basis over the lease term. The excess of straight-line rent expense over scheduled payment amounts is recorded as a deferred liability included in long-term liabilities. Deferred rent obligations amounted to $1.1 million at July 2, 2011 and $1.0 million at July 3, 2010.

Other Comprehensive Loss:
     Other comprehensive loss is reflected in the consolidated statements of stockholders’ equity (deficiency) and comprehensive loss. Other comprehensive loss reflects adjustments for pension liabilities.
Segment Reporting:
     The Company has determined that it operates in one segment, women’s career and casual sportswear. In addition, less than 3% of total revenue is derived from customers outside the United States. Substantially all of the Company’s long-lived assets are located in the United States.
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
     In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, which allows an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be classified to net income. ASU 2011-05 should be applied retrospectively and is effective for fiscal years, and interim periods within those years, beginning after December 31, 2011. The Company does not expect the adoption of ASU 2011-05 to have a material impact on the Company’s consolidated financial statements.

3. Inventories — net
At July 2, 2011 and July 3, 2010, inventories consisted of the following:

	July 2,	July 3,
	2011	2010
	(In thousands)
Raw materials	$184	$457
Work-in-process	7	63
Finished goods	4,886	8,326

Total	$5,077	$8,846

Inventories are stated at the lower of cost, using the first-in first-out (FIFO) method, or market. Included in finished goods inventories is merchandise in transit of approximately $2.8 million at July 2, 2011 and $4.3 million at July 3, 2010.
4. Fixed Assets
At July 2, 2011 and July 3, 2010, fixed assets consisted of the following:

	July 2,	July 3,
	2011	2010
	(In thousands)
Computer hardware and software	$4,947	$4,733
Furniture and equipment	1,969	1,567
Leasehold improvements	3,405	3,402

	10,321	9,702
Less: accumulated depreciation and amortization	9,162	8,817

	$1,159	$885

5. Income Taxes
The following are the major components of the provision for income taxes for the fiscal years ended 2011 and 2010:

	Fiscal Year Ended
	2011	2010
	(In thousands)
Current:
Federal	$—	$—
State	(10)	21

	(10)	21

Deferred:
Federal	23	23
State	4	4

	27	27

Total	$17	$48

The significant components of the Company’s net deferred tax assets and deferred tax liabilities at July 2, 2011 and July 3, 2010 are as follows:

	July 2,	July 3,
	2011	2010
	(In thousands)
Deferred tax assets:
Net federal, state and local operating loss carryforwards	$23,800	$29,300
Costs capitalized to inventory for tax purposes	400	900
Inventory valuation	100	200
Excess of book over tax depreciation	1,300	1,500
Sales allowances not currently deductible	1,000	1,100
Reserves and other items not currently deductible	600	600

	27,200	33,600
Less: valuation allowance for deferred tax assets	(27,200)	(33,600)

Net deferred tax asset	$—	$—

	July 2,	July 3,
	2011	2010
	(In thousands)
Deferred tax liability:
Deferred tax liability related to indefinite lived intangibles	$(200)	$(173)

     As of July 2, 2011 and July 3, 2010, based upon its evaluation of historical and projected results of operation and the current business environment, the Company recorded a full valuation allowance on its deferred tax assets. In fiscal 2011, the valuation allowance was decreased by $6.4 million to $27.2 million at July 2, 2011 from $33.6 million at July 3, 2010 primarily due to the partial expiration of net operating loss carryforwards, offset by the Company’s current year net operating loss and other changes in deferred tax assets. If the Company determines that it is more likely than not that a portion of the deferred tax assets will be realized in the future, that portion of the valuation allowance will be reduced and the Company will provide for an income tax benefit in its Statement of Operations at its effective tax rate.
     The Company’s trademarks are not amortized for book purposes. As the Company continues to amortize trademarks for tax purposes, it will provide a deferred tax liability on the temporary difference. The temporary difference will not reverse until such time as the assets are impaired or sold therefore the likelihood of being offset by the Company’s net operating loss carryforward is uncertain. There were no sales or impairments during the years ended July 2, 2011 and July 3, 2010.
     At July 2, 2011, the Company has a federal net operating loss carryforward for income tax purposes of approximately $59.5 million, which will expire between fiscal 2012 and 2031. During each of the years ended July 2, 2011 and July 3, 2010, the Company had approximately $24.1 million and $26.3 million, respectively, of federal net operating loss carryforwards that expired. Approximately 15% of the Company’s net operating loss carryforward expires in fiscal 2012. Approximately $0.8 million of the operating loss carryforwards relate to the exercise of nonqualified stock options.
The Company’s reconciliation (in $’s) for the benefit at the effective rate for fiscal years 2011 and 2010 are as follows:

	Fiscal Year Ended
	2011	2010
	(In thousands)
Benefit for federal income taxes at the statutory rate	$(2,660)	$(2,035)
State and local taxes, net of federal benefit	(6)	14
Other	68	73
Changes in valuation allowance	2,615	1,996

Provision for income taxes	$17	$48

     The Company classifies any interest and penalty payments or accruals within operating expenses on the financial statements. There have been no accruals of interest or penalty payments, nor are there any unrecognized tax benefits as of July 2, 2011. The Internal Revenue Service has reviewed the Company’s income tax returns through the period ended June 30, 2003 and proposed no changes to the tax returns filed by the Company.

6. Financing Agreements
     On March 29, 2010, the Company entered into the New Financing Agreement with CIT which amended and restated the previous factoring and financing agreement. In connection with entering into the New Financing Agreement, CIT waived the events of default under the previous factoring and financing agreement resulting from the Company’s failure to comply with the financial covenants as of December 31, 2009 set forth in that agreement.
     The New Financing Agreement eliminates the Company’s $30 million revolving line of credit and permits CIT to make loans and advances on a revolving basis at CIT’s “Sole Discretion,” which is defined as “the sole and absolute discretion exercised in good faith in accordance with customary business practices for similarly situated asset-based lenders in comparable asset-based lending transactions.” Borrowings are based on a borrowing base formula, as defined, and include a sublimit in the amount of $2 million for the issuance of letters of credit. The New Financing Agreement also eliminates most of the financial reporting and financial covenants that had been required under the previous financing agreement, as well as eliminating the early termination fee and the fee for any unused line of credit. The New Financing Agreement calls for an increase in the applicable margin interest rate on borrowing by one point (from 2.00% to 3.00%) above the JP Morgan Chase Bank Rate; however, the applicable margin shall revert to the original 2.00% interest rate in the event that the Company achieves two successive quarters of profitable business. The Company’s obligations under the New Financing Agreement continue to be secured by a first priority lien on substantially all of the Company’s assets, including the Company’s accounts receivable, inventory, intangibles, equipment, and trademarks, and a pledge of the Company’s interest in its subsidiaries. The New Financing Agreement has an original maturity of September 30, 2011 with automatic annual extensions to September 30th (“Anniversary Date”) unless terminated by CIT with at least sixty days written notice of the Anniversary Date. No such termination notice has been received by the Company from CIT.
     The borrowings under the New Financing Agreement accrue interest at a rate of 3% above prime. The interest rate as of July 2, 2011 was 6.25%. The Company has the option to terminate the New Financing Agreement with CIT. If the Company terminates the agreement with CIT due to non-performance by CIT of certain of its obligations for a specified period of time, the Company will not be liable for any termination fees. Otherwise in the event of an early termination by the Company will be liable for minimum factoring fees.
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
     On July 2, 2011, the Company had $1.2 million of outstanding letters of credit, total availability of approximately $3.0 million and revolving credit borrowings of $2.6 million under the New Financing Agreement. On July 3, 2010, the Company had $2.0 million of outstanding letters of credit, total availability of approximately $3.2 million and revolving credit borrowings of $11.2 million under the New Financing Agreement.
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
7. Deferred Income
     In July 2009, the Company entered into an exclusive supply agreement with CTG. Under this agreement, CTG will act as the exclusive supplier of substantially all merchandise purchased by the Company in addition to providing sample making and production supervision services. In consideration for the Company appointing CTG as the sole supplier of its merchandise in Asia/China for a term of 10 years, CTG paid the Company an exclusive supply premium of $4.0 million. The Company recorded this premium as deferred income and as of July 2, 2011, $0.4 million of the premium is included in accrued expenses and approximately $2.8 million is considered long term. The Company will recognize the premium as income on a straight line basis over the 10 year term of the agreement. For the years ended July 2, 2011 and July 3, 2010, the Company recognized approximately $0.4 million in each year which was recorded as a reduction to cost of goods sold. For the year ended July 3, 2010 the Company also recorded a charge of $0.2 million reflecting net severance costs related to the closure of the Company’s Hong Kong office and the transfer of the majority of the staff to CTG. At July 2, 2011 and July 3, 2010, amounts owed to CTG for merchandise approximated $17.4 million and $12.2 million, respectively, and are included in accounts payable on the accompanying consolidated balance sheet. In May 2011, CTG became a stockholder of the Company (see Note 9).
8. Employee Benefit Plans
Pension Plan:
     Pursuant to a collective bargaining agreement, the Company’s union employees are eligible to participate in the Company’s defined benefit pension plan after completion of one year of eligible service. Pension benefits are based on the number of years of service multiplied by a predetermined factor. Pension expense amounted to approximately $52,000 and $49,000 in fiscal 2011 and 2010 respectively.
Obligations and Funded Status
The reconciliation of the benefit obligation and funded status of the pension plan as of July 2, 2011 and July 3, 2010 is as follows:

	2011	2010
	(in thousands)
Change in benefit obligation — projected and accumulated
Benefit obligation at beginning of year	$2,106	$1,945
Service cost	6	8
Interest cost	113	114
Actuarial loss	31	11
Change in assumption	131	116
Benefits paid	(93)	(88)

Benefit obligation at end of year	$2,294	$2,106

Change in plan assets
Fair value of plan assets at beginning of year	$1,400	$1,399
Actual return on plan assets	184	89
Employer contributions	—	—
Benefits paid	(93)	(88)

Fair value of plan assets at end of year	$1,491	$1,400

Funded status	$(803)	$(706)
Unrecognized net actuarial loss	1,085	1,040

Net amount recognized	$282	$334

	2011	2010
	(in thousands)
Amounts recognized in the statement of financial position consist of:
Accrued benefit cost	$(803)	$(706)
Accumulated other comprehensive loss	1,085	1,040

Net amount recognized	$282	$334

     The total accrued benefit cost of $803,000 and $706,000 is included in long-term liabilities on the consolidated balance sheet as of July 2, 2011 and July 3, 2010, respectively. As of July 2, 2011, the amount in accumulated other comprehensive loss that has not yet been recognized as a component of net periodic benefit cost is comprised entirely of net actuarial losses. The changes in assumptions included in the benefit obligation calculations during fiscal year 2011 reflects a change in the mortality table used and during fiscal year 2010 reflects a change in the methodology for amortizing gains and losses based on the life expectancies of inactive participants. The amount of the net actuarial losses expected to be recognized as a component of net periodic benefit cost over the next fiscal year is approximately $38,000.

	Fiscal Year
	2011	2010
	(In thousands)
Components of Net Periodic Benefit Cost:
Service cost	$7	$8
Interest cost	113	114
Expected return on plan assets	(105)	(105)
Amortization of accumulated unrecognized net loss	37	32

Net periodic benefit cost	$52	$49

Additional Information
     The adjustment to the funded status included in other comprehensive loss was $45,000 and $111,000, for the years ended July 2, 2011 and July 3, 2010, respectively.

Assumptions
Weighted average assumptions used to determine:
Net periodic benefit cost for the fiscal years ended:	2011	2010
Discount Rate	5.50%	6.00%
Expected Long Term Rate of Return on plan assets	7.75%	7.75%

Benefit Obligation at end of year:	2011	2010
Discount Rate	5.50%	5.50%
Expected Long Term Rate of Return on plan assets	7.75%	7.75%
          The expected long-term rate of return on plan assets was determined based on long-term return analysis for equity, debt and other securities as well as historical returns. Long-term trends are evaluated relative to market factors such as inflation and interest rates.

Plan Assets
The Company’s pension plan weighted-average asset allocations at July 2, 2011 and July 3, 2010, by asset category are as follows:

	Plan Assets	Plan Assets
	at July 2,	at July 3,
Asset Category	2011	2010
Equity securities	50%	40%
Debt securities	36%	37%
Cash equivalents	14%	23%

Total	100%	100%

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
The guidelines to be maintained by the portfolio manager are as follows:

Percentage of	Asset
Total Portfolio	Category
25-35%	Cash and short term investments
25-35%	Long-term fixed income / debt securities
25-40%	Common stock / equity securities
The following sets forth by level, within the fair value hierarchy, pension plan investments at fair value as of July 2, 2011 and July 3, 2010:

	Investments at Fair Value as of July 2, 2011
	Level 1	Level 2	Level 3	Total
Pooled separate accounts
Large US Equity		$535		$535
Small US Equity		74		74
International Equity		130		130
Money Market		221		221
Fixed Income		531		531

Total investments at Fair Value	—	$1,491	—	$1,491

	Investments at Fair Value as of July 3, 2010
	Level 1	Level 2	Level 3	Total
Pooled separate accounts
Large US Equity		$414		$414
Small US Equity		54		54
International Equity		97		97
Money Market		318		318
Fixed Income		517		517

Total investments at Fair Value	—	$1,400	—	$1,400

The plan’s assets are held in pooled separate accounts which are valued at the net fair value of the underlying assets as determined generally by using quotation services.

Contributions
The Company will be required to contribute approximately $62,000 to the pension plan in fiscal 2012.
Estimated Future Benefit Payments
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in thousands):

Fiscal	Pension
Year	Benefits
2012	$111
2013	122
2014	129
2015	138
2016	147
2017-2021	818
Savings Plan:
     The Company has a savings plan (the “Savings Plan”) under which eligible employees may contribute a percentage of their compensation. The Company (subject to certain limitations) had contributed 10% of the employee’s contribution until July 2009 when the Company suspended its contribution. The Company contributions are invested in investment funds selected by the participants and were subject to vesting provisions of the Savings Plan. There were no contributions to the Savings Plan in fiscal 2011 and in fiscal 2010 the contributions were funded by the plan’s forfeiture account.
9. Stockholders’ Equity:
Treasury Stock:
     In connection with the KCP Termination Agreement, in January 2011, the Company repurchased 6 million shares of common stock owned by KCP for $0.6 million utilizing a short term extension of credit by CIT. In February 2011, the Company sold 3 million of the repurchased shares to Camuto for $0.3 million and in May 2011, the Company sold the remaining 3 million repurchased shares to CTG for $0.3 million. The proceeds of these sales were used to repay the short term extension of credit by CIT.
Stock Based Compensation:
Stock Option Plan
     The Company has a shareholder-approved Stock Option Plan (the “Option Plan”). Pursuant to the Option Plan, the Company may grant to eligible individuals incentive stock options, as defined in the Internal Revenue Code of 1986, and non-incentive stock options. Generally, vesting periods range from two to five years with a maximum term of ten years. Under the Option Plan, 7,750,000 shares of Common Stock are reserved for issuance. The maximum number of Shares that any one Eligible Individual may be granted in respect of options may not exceed 4,000,000 shares of Common Stock. No stock options may be granted subsequent to October 29, 2007. The exercise price may not be less than 100% of the fair market value on the date of grant for incentive stock options.

Information regarding the Company’s stock options is summarized below:

	Stock Options
			Weighted
			Average
		Weighted	Remaining
	Number	Average	Contractual
	of Shares	Exercise Price	Life (Years)
Outstanding at July 4, 2010	813,604	$.59

Options forfeited/expired	(125,000)	$.75

Outstanding at July 2, 2011	688,604	$.56	0.49

Vested and exercisable at July 2, 2011	688,604	$.56	0.56

There were no options exercised during fiscal 2011 and 2010. The total fair value of shares vested during the fiscal years ended 2011 and 2010 was $4,000 and $9,000, respectively. There was no aggregate intrinsic value of options outstanding or options currently exercisable at July 2, 2011 and July 3, 2010.
     A summary of the status of the Company’s nonvested shares as of July 2, 2011, and changes during the year ended July 2, 2011, is presented below:

		Weighted-Average
		Grant Date Fair
Nonvested Shares:	Shares	Value

Nonvested, July 4, 2010	5,000	$0.81
Vested	(5,000)	0.81

Nonvested, July 2, 2011	—

     All stock options are granted at fair market value of the Common Stock at grant date. The outstanding stock options have a weighted average contractual life of 0.49 years and 1.72 years in 2011 and 2010, respectively. The number of stock options exercisable at July 2, 2011 and July 3, 2010 were 688,604 and 808,604 respectively. As of July 2, 2011, all of the compensation cost has been recognized related to share-based compensation arrangements granted under the Option Plan.
Restricted Stock Inducement Plan
     The Company also has the Bernard Chaus, Inc. 2007 Restricted Stock Inducement Plan (the “Plan”). The maximum number of shares of the Company’s common stock that may be granted under the Plan is 100,000, which may consist of authorized and unissued shares or treasury shares. The number and kind of shares available under the Plan are subject to adjustment upon changes in capitalization of the Company affecting the shares. Whenever any outstanding award is forfeited, cancelled or terminated, the underlying shares will be available for future issuance, to the extent of the forfeiture, cancellation or termination. The Plan will remain in effect until the earlier of ten years from the date of its adoption by the Board or the date it is terminated by the Board. The Board has discretion to amend and/or terminate the Plan without the consent of participants, provided that no amendment may impair any rights previously granted to a participant under the Plan without such participant’s consent. In January 2008, the Company granted to its then Chief Operating Officer, 100,000 shares of restricted stock which vested in two annual installments of 50,000 shares. The Restricted stock was issued at the fair market value at date of grant. The fair market value of approximately $59,000 was recognized over the two year vesting period with approximately $15,000 during the fiscal year ended 2010.

10. Commitments, Contingencies and Other Matters
Lease Obligations:
     The Company leases showroom, distribution and office facilities, and equipment under various non-cancellable operating lease agreements which expire through fiscal 2019. Rental expense for the fiscal years ended 2011 and 2010 was approximately $2.0 million and $2.1 million, respectively.
     The minimum aggregate rental commitments at July 2, 2011 are as follows (in thousands):
          Fiscal year ending:

2012	$1,954
2013	1,964
2014	1,776
2015	1,804
2016	1,858
Thereafter	5,574

$14,930

Letters of Credit:
     The Company was contingently liable for standby letters of credit issued by banks of approximately $1.2 million as of July 2, 2011.
Inventory purchase commitments:
     The Company was contingently liable for contractual commitments for merchandise purchases of approximately $15.1 million at July 2, 2011
Camuto License Agreement:
     On November 18, 2010, the Company entered into the Camuto License Agreement, which grants the Company an exclusive license to design, manufacture, sell and distribute women’s sportswear and ready-to-wear apparel under the trademark “Vince Camuto” in approved department stores, specialty retailers and off-price channels in the United States, Canada and Mexico and in February 2011, Camuto became a stockholder in the Company (see Note 9). The Company began shipping Camuto licensed products in June 2011. The initial term of the Camuto License Agreement expires on December 31, 2015. The Company has the option to renew the agreement for an additional term of three years if it meets specified sales targets and is in compliance with the terms of the agreement. In addition, Camuto has the ability to terminate the agreement under certain circumstances, as described in the agreement. The Company is required to pay Camuto certain royalties on net sales and has agreed to guaranteed minimum yearly royalty and advertising amounts. In addition, it is obligated to expend a minimum amount each quarter on marketing. Royalty and advertising expense recorded in fiscal 2011 was approximately $0.1 million and is included in accrued expenses at July 2, 2011 on the accompanying consolidated balance sheet.

Future minimum commitments are as follows:

Fiscal year ending:	Amount
(in thousands)
2012	$2,140
2013	1,350
2014	1,635
2015	1,860
2016	975

Total	$7,960

Litigation:
     The Company is involved in legal proceedings from time to time arising out of the ordinary conduct of its business. The Company believes that the outcome of these proceedings will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.
11. Subsequent Events
     On September 15, 2011, the Company received a cash merger proposal from Camuto pursuant to which shareholders other than members of the Chaus family, CTG and Camuto would receive $0.13 per share. The proposal is subject to a number of conditions including, among other things, the negotiation and execution of definitive agreements, the approval of the transaction by Chaus’ Board and shareholders, the receipt of a fairness opinion, the approval of the transaction by the Boards of Camuto and CTG, the conversion of certain amounts owed by Chaus to CTG into term loans and the entry by Chaus into a new financing agreement with CIT on terms satisfactory to all parties. The proposal from Camuto must be approved by 2/3 of the Company’s shareholders and is currently being considered by the Company’s independent directors, assisted by legal and financial advisers.
     On September 29, 2011, the Company was served with a summons and complaint in connection with a purported shareholder class action lawsuit relating to the Camuto proposal. The lawsuit was filed in the Supreme Court of the State of New York and alleges, among other things, breach of fiduciary duties by certain current and prior directors of the Company. The Company has not yet responded to the complaint.
     In addition, the Company is currently in negotiations with CTG to convert approximately $12 million of debt owed by the Company to CTG from accounts payable into two interest-bearing term loans with initial terms of two years and five years. Additionally, the Company is currently in discussions with CIT about a new or amended financing agreement that would, among other things, permit the conversion of the CTG accounts payable into a secured term obligation.

SCHEDULE II
BERNARD CHAUS, INC. & SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

		Additions
	Balance at	Charged to
	Beginning of	Costs and			Balance at
Description	Year	Expenses	Deductions		End of Year
Year ended July 2, 2011

Reserve for customer allowances and deductions	$2,244	$10,318	$10,298	[2]	$2,264

Year ended July 3, 2010
Allowance for doubtful accounts	$11	$0	$11	[1]	$0

Reserve for customer allowances and deductions	$3,404	$10,940	$12,100	[2]	$2,244

[1]	Uncollectible accounts written off

[2]	Allowances charged to reserve and granted to customers

S-1