Form 10-K/A
period 2011-07-02
CHAUS BERNARD INC
filed 2011-11-01
CIK 793983

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-K/A
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

None.

EXPLANATORY NOTE
     We are filing this Amendment No. 1 on Form 10-K/A (“Form 10-K/A”) to amend our Annual Report on Form 10-K for the fiscal year ended July 2, 2011, as filed with the Securities and Exchange Commission (“SEC”) on September 30, 2011 (“Original Form 10-K”). This amendment is being filed to amend Part III by setting forth the information required to be disclosed therein and to amend the cover page of the Original Form 10-K accordingly to remove the reference to documents incorporated by reference.
     This amendment includes new certifications by our Chairwoman of the Board and Chief Executive Officer and Interim Chief Financial Officer pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, filed as Exhibits 31.1, 31.2, 32.1 and 32.2 hereto. Each certification as corrected was true and correct as of the date of the filing of the Original Form 10-K.
     Except as described above, we have not modified or updated other disclosures contained in the Original Form 10-K. Accordingly, this Form 10-K/A does not reflect events occurring after the date of filing of the Original Form 10-K or modify or update those disclosures affected by subsequent events. Consequently, all other information not affected by the corrections described above is unchanged and reflects the disclosures made at the date of the filing of the Original Form 10-K and should be read in conjunction with our filings with the SEC subsequent to the filing of the Original Form 10-K, including amendments to those filings, if any.

PART III
Item 10. Directors and Executive Officers of the Registrant.
Executive Officers
          Information with respect to the executive officers of the Company is set forth in Part I of the Original Form 10-K in the section entitled “Executive Officers.”
Board of Directors
          The Board of Directors of the Company currently is composed of the following members:

NAME OF DIRECTOR	AGE	DIRECTOR SINCE
Josephine Chaus	60	1977
Philip G. Barach	81	1993
Robert Flug	64	2009
          Josephine Chaus is a co-founder of the Company and has held various positions with the Company since its inception. She has been a director of the Company since 1977, Chief Executive Officer from July 1991 until September 1994 and from December 1998 until present, and Chairwoman of the Board from July 1, 1991 until present. In addition, she served as President from 1980 to February 1993 and served as a member of the Office of the Chairman from September 1994 until it was eliminated in December 1998.
          Philip G. Barach was appointed a director of the Company on November 26, 1993. He was, from July 1968 to March 1990, the Chief Executive Officer of U.S. Shoe Corp., a shoe manufacturer, retail apparel company and retail eyewear company. In addition, Mr. Barach served as Chairman of the Board of Directors of U.S. Shoe Corp. from March 1990 to March 1993.
          Robert Flug was appointed a director of the Company on April 13, 2009. Mr. Flug has worked in the fashion industry for over 30 years. From 2002 until the end of fiscal year 2009, Mr. Flug provided consulting services to the Company related to the Company’s private label and mass channel businesses via a consulting arrangement between the Company and an entity of which Mr. Flug is the principal shareholder. Prior to 2002, Mr. Flug was the owner and Chief Executive Officer of S.L. Danielle, which was acquired by the Company in 2002. Mr. Flug served as a director of Take-Two Interactive Software, Inc. from 1998 until 2007 and served as its interim non-executive chairman from 2006 until 2007.
          David Stiffman resigned from the Board of Directors effective February 4, 2011. Mr. Stiffman was appointed a director of the Company on April 13, 2009. He also served as chief operating officer of the Company from December 2007 and chief financial officer from December 2009 until the termination of his employment agreement in February 2011.
Shareholder nominations
          During fiscal 2011, there were no changes to the process by which shareholders may recommend director candidates for consideration by the Nominating and Corporate Governance Committee. Shareholders may do so by writing to the Company’s Interim Chief Financial Officer at the Company’s offices at 530 Seventh Avenue, Eighteenth Floor, New York, New York 10018, giving the candidate’s name, contact information, biographical data and qualifications. A written statement from the candidate should accompany any such recommendation consenting to be named as a candidate and, if nominated and elected, agreeing to serve as director.

Audit Committee
          During fiscal 2011, the Audit Committee was composed of one director, Philip G. Barach, who was independent (as independence is defined in the New York Stock Exchange listing standards). The Board of Directors determined that Mr. Barach was the “financial expert” for the Audit Committee during fiscal 2011.
Code of Ethics
          The Company’s Code of Ethics and Standards of Conduct (the “Code of Ethics”) was amended and restated effective May 4, 2004. The Code of Ethics applies to all officers, directors and employees of the Company, including the chief executive officer and chief financial officer. The Company will file Form 8-Ks to the extent required by the rules and regulations of the Securities and Exchange Commission for waivers of, or amendments to, the Code of Ethics. A copy of the Company’s Code of Ethics is available free of charge upon written request to the Interim Chief Financial Officer, Mr. William Runge, at the Company’s offices at 530 Seventh Avenue, Eighteenth Floor, New York, New York 10018.
Item 11. Executive Compensation.
Elements of Compensation
Base Salary.
          The Company pays base salaries to named executive officers at their current levels based on the Compensation Committee’s belief that salaries are essential to recruiting and retaining qualified executives. Base salaries are initially set by the Compensation Committee and may be incorporated into employment contracts with our named executive officers; however, none of the Company’s named executive officers currently has an employment agreement. Typically, base salary levels are set based on the applicable named executive officer’s experience and performance with previous employers, pay levels for similar positions at other companies in the apparel industry and negotiations with individual named executive officers. Thereafter, the Compensation Committee determines whether to increase base salaries for a named executive officer, from year to year, based on its subjective assessment of the Company’s overall performance over the preceding year, as well as named executive officer performance and experience, length of service, changes in responsibilities and the level of pay compared to other companies in the apparel industry.
          For fiscal 2011, the Compensation Committee determined that no increase in base salary for any named executive officer was appropriate based on the Company’s relative market position and the Company’s market value. In addition, the annual base salary of Josephine Chaus, the Chief Executive Officer of the Company, was reduced from $600,000 to $475,000 effective September 1, 2010.
Annual Cash Incentive Compensation.
          The Company has in effect an Annual and Long-Term Incentive Compensation Plan (the “Long-Term Incentive Plan”) in which certain key employees, including the named executive officers, are eligible to participate. Under the Long-Term Incentive Plan, the Compensation Committee may establish on an annual basis corporate-wide objectives based upon net income each year, the attainment of which may serve as the basis for computing annual bonuses for certain employees, including the named executive officers. Notwithstanding the foregoing, the Compensation Committee concluded that for fiscal 2011, each named executive officer was sufficiently compensated and incentivized by such individual’s current base salary and/or previous equity grants. Thus, the Compensation Committee did not establish performance targets that would lead to the payment of guaranteed incentive bonuses to the named executive officers upon the attainment of such targets.
          Under the terms of Mr. Stiffman’s employment agreement, which terminated upon his resignation in February 2011, Mr. Stiffman was eligible to earn annual bonus compensation in an amount equal to 10% of the Company’s annual profits. Mr. Stiffman received no bonus for fiscal 2011 or 2010. Under the terms of the Long-Term Incentive Plan, the Compensation Committee retains the discretion to provide discretionary bonuses to any named executive officer based upon the performance of the Company. The Compensation Committee awarded no discretionary bonuses in fiscal 2011.
Equity Compensation.
          The Compensation Committee believes that the use of stock options and, in some cases, restricted stock, as the principal basis for creating long-term incentives satisfies the objective of aligning the interests of named executive officers with those of the Company’s shareholders, thereby ensuring that such officers have a continuing stake in our long-term success. No stock options were granted to named executive officers in fiscal 2011. In addition to options, the Compensation Committee has at times granted restricted stock to its named executive officers. Accordingly, the Compensation Committee established the Restricted Stock Inducement Plan under which a grant was made to Mr. Stiffman in 2008. As of January 2010, Mr. Stiffman’s restricted stock is fully vested. The Compensation Committee did not grant restricted stock to any executive officer during fiscal 2011.
Perquisites.
          The Company believes that the principal purpose of perquisites and personal benefits should be to provide certain conveniences to named executive officers in order for them to effectively discharge their responsibilities to the Company. For fiscal 2011, the Company provided approximately $1,878 per month in automobile lease reimbursements to Ms. Chaus and additionally reimbursed her approximately $769 per month for parking expenses. The incremental costs to the Company of providing Ms. Chaus’ automobile allowance and parking reimbursement are included in the Summary Compensation Table below and described in the accompanying footnotes.
General Benefits.
          The following are standard benefits offered to all eligible Company employees, including named executive officers.
Retirement Benefits — The Company maintains a tax-qualified 401(k) savings plan for all of our eligible employees, including the named executive officers, known as the Bernard Chaus, Inc. Employee Savings Plan (the “Savings Plan”). The Savings Plan is a voluntary contributory plan under which employees may elect to defer compensation for federal income tax purposes under Section 401(k) of the Code. Employees who have attained age 21 and completed 30 days of service with the Company are eligible to participate in the Savings Plan (as of the first day of the month following satisfaction of both conditions) by contributing through payroll deductions up to a maximum 14% of their base salary on a pre-tax basis up to the annual aggregate contribution limits imposed by law or regulation. The participating employee is not taxed on these contributions until they are distributed.
          In the past, we have made matching contributions to the Savings Plan on behalf of all eligible participants in a given plan year. Participants are always 100% vested in their own pre-tax contributions and will begin vesting in any matching contributions made by the Company on their behalf beginning with their second year of service with the Company and thereafter at a rate of 20% per year. Effective on August 1, 2009, the Company stopped its general policy of matching contributions. During fiscal 2010, the Company matched contributions of Mr. Heminover, previously chief financial officer and assistant secretary of the Company for July 2009. No matching contributions were made by the Company during fiscal 2011. Our matching contributions allocated to the named executive officers under the Savings Plan are shown in the “All Other Compensation” column of the Summary Compensation Table below. The Company does not maintain any other tax-qualified or nonqualified plans that provide for retirement benefits or any supplemental executive retirement plans.
Medical, Dental, Life Insurance and Disability Coverage — Active employee benefits such as medical, dental, life insurance and disability coverage are available to all eligible employees. The value of these benefits is not required to be included in the Summary Compensation Table since these benefits are available on a Company-wide basis to all eligible employees. During fiscal 2011, the Company also provided coverage to Ms. Chaus under a supplemental executive medical plan (the “Exec-U-Care Plan”). Under the Exec-U-Care Plan, participants are reimbursed for any deductibles, coinsurance payments and other out-of-pocket expenses that the participants would otherwise be required to pay under the

Company’s medical and health plans. During fiscal 2011, Ms. Chaus received reimbursements under the Exec-U-Care Plan of $1,660.
Other Paid Time-Off Benefits — We also provide vacation and other paid holidays to all employees, including the named executive officers, which are comparable to those provided at other companies in the apparel industry.
Summary Executive Officer Compensation Table

Name and				Stock	All Other
Principal		Salary		Awards	Compensation
Position	Year	($)		($)(1)	($)		Total ($)
Josephine Chaus	2011	497,889		—	33,431	(2)	531,320
Chairwoman of the Board and Chief Executive Officer	2010	600,000			32,088	(2)	632,088

William P. Runge Interim Chief Financial Officer	2011	54,385	(5)	—	—		54,385

David Stiffman	2011	307,692	(3)	—	191,026	(3)	498,718
Chief Operating/Chief Financial Officer	2010	500,000	(3)	14,750	—		514,750

Barton Heminover Chief Financial Officer and Assistant Secretary	2010	128,057	(4)	—	50,023	(4)	178,080

(1)	Represents the compensation costs recognized for financial statement reporting purposes for the fair value of restricted stock awarded in fiscal 2008 in accordance with Financial Accounting Standards Board’s Accounting Standards Codification (“ASC”) Topic 718 “Compensation-Stock Compensation,” rather than an amount paid to or realized by Mr. Stiffman.

(2)	As described in the “Elements of Compensation” section above, the Company provides personal benefits to Ms. Chaus in the form of automobile lease reimbursements, parking reimbursements and enhanced executive health coverage. For fiscal 2011, Ms. Chaus received $22,538 in automobile lease reimbursements, $9,233 in reimbursement for parking expenses and $1,660 in reimbursements under the Exec-u-Care Plan. For fiscal year 2010, Ms. Chaus received $22,536 in automobile lease reimbursements, $9,240 in reimbursement for parking expenses and $312 in reimbursements under the Exec-u-Care Plan.

(3)	Mr. Stiffman’s employment with the Company terminated in February 2011. This represents salary received for fiscal 2011 prior to termination of employment. In addition, in fiscal 2011, Mr. Stiffman received severance payments totaling $191,026 pursuant to the terms of his employment agreement. These severance amounts are reflected in the “All Other Compensation” column in the above table.

(4)	Mr. Heminover’s employment with the Company terminated in January 2010. This represents salary received for fiscal 2010 prior to termination of employment. For fiscal 2010, Mr. Heminover received $4,928 in an automobile allowance, and the Company made a contribution of $152 to Mr. Heminover’s account in the Company’s Savings Plan. In addition, in fiscal 2010, $44,943 of severance was paid to Mr. Heminover. Mr. Heminover’s severance payment, automobile reimbursement and the Company’s Savings Plan contribution are reflected in the “All Other Compensation” column in the above table.

(5)	Represents Mr. Runge’s compensation beginning in February 2011 when he was appointed Interim Chief Financial Officer.
Potential Payments upon Termination or Change in Control
          All employees of the Company, including the named executive officers, are eligible to receive severance in the event of an involuntary termination of employment. With respect to the current named executive officers, such severance is purely discretionary and, if awarded by the Company, is typically calculated as one week of base salary for each six months of such executive’s employment with the Company prior to the date of termination.
          Other than the severance to which Mr. Stiffman was entitled under the terms of his employment agreement with the Company, which terminated upon his resignation in February 2011, the Company has no contractual commitments to named executive officers to pay severance benefits.
Director Compensation
          During fiscal 2011, directors who were not employees or consultants of the Company received an annual fee of $40,000 for serving on the Board of Directors, plus a cash fee of $1,500 per in-person meeting day (and substantial telephonic meeting). Prior to fiscal year 2008, pursuant to the 1998 Stock Option Plan, an automatic annual grant of 10,000 options was made to each of our non-employee directors of the Company on July 1st of each year. The exercise price of any such option was equal to the market price of the Common Stock on the date of grant and the option becomes exercisable as to 25% of the total grant on each of the first four anniversaries after the grant.
Summary Director Compensation Table

	Fees
	Earned
	or
	Paid in
	Cash	Option Awards
Name	($)	($)(1)	Total ($)
Philip G. Barach	46,000	1,966	47,966
Robert Flug	46,000	—	46,000

(1)	Amounts in the Option Awards column represent the compensation cost recognized by the Company in fiscal year 2011 related to outstanding option awards in accordance with ASC 718. The valuation of such options was determined using a Black-Scholes valuation model. See Note 9, under the heading “Stock-Based Compensation,” to the Company’s audited financial statements as filed in the Company’s Original Form 10-K, which sets forth the material assumptions used in determining the compensation cost to the Company with respect to such awards under the 1998 Stock Option Plan. As of July 2, 2011, each director held options to purchase the number of shares of common stock of the Company set forth in the supplemental table below:

Director	Number of shares subject to outstanding options
Philip G. Barach	50,000
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders matters.
Summary Equity Compensation Plans Table

			Number of securities
	Number of securities		remaining available for
	to be issued upon	Weighted-average	future issuance under equity
	exercise of	exercise price of	compensation plans
	outstanding options,	outstanding options,	(excluding securities
Plan Category	warrants and rights	warrants and rights	reflected in column (a))
Equity compensation plans approved by security holders (1)	640,420	$0.56	0

Equity compensation	0	N/A	0
plans not approved by security holders

Total	640,420	$0.56	0

(1)	Prior to fiscal year 2008, pursuant to the 1998 Stock Option Plan, an automatic annual grant of 10,000 options was made to each of our non-employee directors of the Company on July 1st of each year. The exercise price of any such option was equal to the market price of the Common Stock on the date of grant and the option becomes exercisable as to 25% of the total grant on each of the first four anniversaries after the grant.
Security Ownership of Certain Beneficial Owners and Management
     The following table represents information with respect to the persons who are known to the Company to be the beneficial owners of more than five percent of the Common Stock as of September 30, 2011.

Name and address of beneficial owner	Amount beneficially owned		Percent of class
Josephine Chaus 530 Seventh Avenue New York, New York 10018	16,837,308	(1)	44.9%

Barry J. Berkowitz 3497 Sweetgrass Avenue Simi Valley, CA 93065	4,688,591	(2)	12.5%

Camuto Consulting Inc. 411 West Putnam Avenue Greenwich, CT 06830	3,000,000		8.0%

Oceanroc Investments Limited P.O. Box 957 Offshore Incorporations Center Road Toan Tortola, British Virgin Islands	3,000,000		8.0%

(1)	All shares listed are owned of record and beneficially, with sole investment and voting power, except that, with respect to 61,136 shares of Common Stock included in such amount, Josephine Chaus shares the power to dispose of such shares with Daniel Rosenbloom which are held by them as co-trustees for her children (but does not have the power to vote such shares). With respect to 683 shares of Common Stock included in such amount, such shares are owned by Ms. Chaus’ child, and Ms. Chaus is the custodian and, in such capacity, has the power to vote and dispose of them.

The shares beneficially owned by Ms. Chaus do not include an aggregate of 2,000,000 shares of Common Stock owned by certain trusts for the benefit of Ms. Chaus’ children or 683 shares of Common Stock owned by one of her children. She does not have any power to vote, direct the vote or dispose of these shares of Common Stock and disclaims beneficial ownership of these shares of Common Stock.

Because of her stock ownership and positions with the Company, Josephine Chaus may be deemed a control person of the Company.

(2)	Information based solely on a Schedule 13G filed with the Securities and Exchange Commission by Barry Berkowitz on October 13, 2010. Mr. Berkowitz indicated in such Schedule 13G that he shares voting and dispositive power with respect to 187,014 of the shares.
     The following table presents information as of September 30, 2011, with respect to the number of shares of Common Stock beneficially owned by each of the directors of the Company and each named executive officer, other than Josephine Chaus whose ownership is shown in the table above, and all of the directors and executive officers of the Company as a group (including Josephine Chaus). The information below, stating amounts beneficially owned and percent of class owned, includes options exercisable within 60 days of September 30, 2011. Unless otherwise noted, the address of each person listed below is c/o Bernard Chaus, Inc., 530 Seventh Avenue, New York, New York 10018.

		Percent of Shares
		of Common
	Number of Shares	Stock
Name	Beneficially Owned(1)	Outstanding
Directors:
Philip G. Barach(2)	50,000	*
Robert Flug(3)	143,579	*
David Stiffman(4)	100,000	*

All directors and executive officers as a group (5 persons)(5)	17,130,887	45.6%

*	Less than one percent.

(1)	Except as otherwise indicated below, the persons listed have advised the Company that they have sole voting and investment power with respect to the securities listed as owned by them.

(2)	Includes options to purchase 50,000 shares of Common Stock granted under the 1998 Stock Option Plan, as amended (the “1998 Stock Option Plan”).

(3)	Includes 100,000 shares of Common Stock held in the name of an entity of which Mr. Flug is the principal shareholder; 33,579 shares of Common Stock held by R.F. Co. Pension Plan, for which Mr. Flug has sole voting and investment power; and 10,000 shares of Common Stock held by the Robert Flug Living Trust.

(4)	Represents 100,000 fully vested shares of restricted Common Stock granted under the 2007 Restricted Stock Inducement Plan.

(5)	Includes beneficial ownership of Josephine Chaus (see table above) and options to purchase an aggregate of 50,000 shares of Common Stock granted under the 1998 Stock Option Plan. Also includes beneficial ownership of David Stiffman, who resigned as a director and executive officer of the Company in February 2011.
Changes in Control
     As reported in the Original Form 10-K and the Form 8-K filed by the Company on September 20, 2011, on September 15, 2011, the Company received a cash merger proposal from Camuto Consulting Inc. (“Camuto”) pursuant to which shareholders other than members of the Chaus family, China Ting Group Holdings Limited (“CTG,” the parent company of Oceanroc Investments Limited) and Camuto would receive $0.13 per share. The proposal is subject to a number of conditions including, among other things, the negotiation and execution of definitive agreements, the approval of the transaction by Chaus’ Board and shareholders, the receipt of a fairness opinion, the approval of the transaction by the Boards of Camuto and CTG, the conversion of certain amounts owed by Chaus to CTG into term loans and the entry by Chaus into a new financing agreement with CIT Group/Commercial Services, Inc. on terms satisfactory to all parties. The proposal from Camuto must be approved by 2/3 of the Company’s shareholders and is currently being considered by the Company’s independent directors, assisted by legal and financial advisers.
Item 13. Certain Relationships and Related Transactions.
     As described above in the section entitled “Changes in Control” in item 12, on September 15, 2011, the Company received a cash merger proposal from Camuto, the beneficial owner of 3,000,000 shares of Common Stock of the Company. The proposal received from Camuto is only a proposal and has not yet been fully considered by the Board of Directors of the Company nor approved by the shareholders of the Company. There is no assurance that any transactions or agreements contemplated by the Camuto proposal will take place or be entered into by the Company.
     On November 18, 2010, the Company entered into a trademark license agreement (the “Camuto License Agreement”) with Camuto, the beneficial owner of 3,000,000 shares of Common Stock of the Company. Pursuant to the Camuto License Agreement, the Company is required to pay certain royalties on net sales and has agreed to guaranteed minimum yearly royalty and advertising amounts. In addition, it is obligated to expend a minimum amount each quarter on marketing. These minimum royalty, advertising and marketing expenses total $7,960,000 over the course of the initial term of the Camuto License Agreement, which term expires on December 31, 2015. As shipments of Camuto licensed products began in June 2011, the Company incurred royalty and marketing fees owed to Camuto for fiscal 2011, which fees total less than $120,000.
     We are currently in negotiations with CTG (the parent company of Oceanroc Investments Limited, which owns 3,000,000 shares of Common Stock of the Company) to convert approximately $12 million of debt owed by the Company to CTG for goods and services from accounts payable into two interest-bearing term loans with initial terms of two years and five years.
     Mr. Barach is an independent director of the company, as independence is defined in the New York Stock Exchange listing standards.
Item 14. Principal Accounting Fees and Services.
     Mayer Hoffman McCann CPAs (the New York practice of Mayer Hoffman McCann P.C.) (“MHM”) serves as the principal accounting firm designated to audit the Company’s consolidated financial statements.

     The aggregate fees billed by MHM to the Company for fiscal 2011 and fiscal 2010 were as follows:

	Fiscal 2011	Fiscal 2010
Audit Fees(a)	$165,000	$190,000
Audit-Related Fees(c)(d)	$25,000	$25,000

Total Audit and Audit-Related Fees	$190,000	$215,000
Tax Fees(b)(d)	$25,000	$35,362
All Other Fees	$0	$0

Total Fees	$215,000	$250,362

(a)	Represents fees billed in connection with the audit of the Company’s consolidated financial statements for fiscal 2011 and fiscal 2010 included in its annual reports on Form 10-K and reviews of the Company’s interim consolidated financial statements included in its quarterly reports on Form 10-Q for fiscal 2011 and fiscal 2010.

(b)	Represents fees billed in connection with tax services for fiscal 2011 and fiscal 2010. Tax services include professional services provided for tax compliance and tax planning.

(c)	Represents fees billed in connection with the audits of the Company’s employee benefit plans for fiscal 2011 and fiscal 2010.

(d)	The Audit Committee believes that MHM’s provision of these services is compatible with maintaining MHM’s independence.
     The charter of the Audit Committee provides that the Audit Committee approves the fees and other significant compensation to be paid to the independent auditors. The Audit Committee and the Board of Directors have further agreed that all services to be provided by MHM should be approved in advance by the Audit Committee (or its designee). Prior to any such approval, it is expected that the Audit Committee (or its designee) would review a budget for any such services, which budget would likely include a description of, and a budgeted amount for, particular categories of non-audit services that are anticipated at the time the budget is submitted, and that the Audit Committee (or its designee) would periodically monitor the services rendered by and actual fees paid to the independent auditors to ensure that such services are within the parameters approved by the Audit Committee (or its designee). For fiscal 2011, one hundred percent (100%) of the fees set forth in the table above for MHM were approved by the Audit Committee in accordance with applicable regulations.
PART IV
Item 15. Exhibits, Financial Statement Schedule

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

Date: October 31, 2011
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE
/s/ Josephine Chaus Josephine Chaus	Chairwoman of the Board and Chief Executive Officer	October 31, 2011

/s/ William P. Runge William P. Runge	Interim Chief Financial Officer	October 31, 2011

/s/ Philip G. Barach Philip G. Barach	Director	October 31, 2011

/s/ Robert Flug Robert Flug	Director	October 31, 2011