Form 10-Q
period 2011-10-01
CHAUS BERNARD INC
filed 2011-11-15
CIK 793983

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended October 1, 2011.
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

☐ Large accelerated filer	☐ Accelerated filer	☐ Non-accelerated filer	☑ Smaller reporting company
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Date	Class	Shares Outstanding

November 15, 2011	Common Stock, $0.01 par value	37,481,373

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
     BERNARD CHAUS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except number of shares and per share amounts)

	October 1,	July 2,	October 2,
	2011	2011	2010
	(Unaudited)	( * )	(Unaudited)
Assets
Current Assets
Cash	$2	$3	$3
Accounts receivable — factored	13,729	6,466	18,793
Accounts receivable — net	1,466	1,004	2,568
Inventories — net	6,470	5,077	8,785
Prepaid expenses and other current assets	429	1,476	498

Total current assets	22,096	14,026	30,647
Fixed assets — net	1,407	1,159	920
Other assets	—	—	7
Trademarks	1,000	1,000	1,000

Total assets	$24,503	$16,185	$32,574

Liabilities and Stockholders’ Deficiency
Current Liabilities
Revolving credit borrowings	$5,640	$2,577	$9,990
Accounts payable	25,449	20,605	20,732
Accrued expenses	2,444	1,473	1,353

Total current liabilities	33,533	24,655	32,075
Deferred income	2,734	2,834	3,135
Long term liabilities	1,957	1,927	1,773
Deferred income taxes	207	200	180

Total liabilities	38,431	29,616	37,163
Commitments and Contingencies
Stockholders’ Deficiency
Preferred stock, $.01 par value, authorized shares — 1,000,000; issued and outstanding shares — none	—	—	—
Common stock, $.01 par value, authorized shares — 50,000,000; issued shares — 37,543,643 at October 1, 2011, July 2, 2011 and October 2, 2010	375	375	375
Additional paid-in capital	133,443	133,443	133,441
Deficit	(145,181)	(144,684)	(135,885)
Accumulated other comprehensive loss	(1,085)	(1,085)	(1,040)
Less: Treasury stock at cost — 62,270 shares at October 1, 2011, at July 2, 2011 and October 2, 2010	(1,480)	(1,480)	(1,480)

Total stockholders’ deficiency	(13,928)	(13,431)	(4,589)

Total liabilities and stockholders’ deficiency	$24,503	$16,185	$32,574

*	Derived from audited financial statements at July 2, 2011.
See accompanying notes to consolidated financial statements.

BERNARD CHAUS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	For the Three Months Ended
	October 1, 2011	October 2, 2010
	(Unaudited)
Net revenue	$22,347	$27,716
Cost of goods sold	16,259	21,123

Gross profit	6,088	6,593
Selling, general and administrative expenses	6,462	7,295
Accrued gain on early termination of license agreement	—	(1,857)

Income (loss) from operations	(374)	1,155

Interest expense	114	201

Income (loss) before income tax provision	(488)	954
Income tax provision	9	12

Net income (loss)	$(497)	$942

Basic earnings (loss) per share	$(0.01)	$0.03

Diluted earnings (loss) per share	$(0.01)	$0.03

Weighted average number of shares outstanding- basic	37,481	37,481

Weighted average number of common and common equivalent shares outstanding- diluted	37,481	37,481

     See accompanying notes to consolidated financial statements.

BERNARD CHAUS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Three Months Ended
	October 1,	October 2,
	2011	2010
	(Unaudited)
Operating Activities
Net income (loss)	$(497)	$942
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	79	89
Amortization of deferred income	(100)	(99)
Stock compensation expense	—	1
Deferred rent expense	15	26
Deferred income taxes	7	7
Changes in operating assets and liabilities:
Accounts receivable — factored	(7,263)	611
Accounts receivable	(462)	(779)
Inventories	(1,393)	61
Prepaid expenses and other assets	1,047	38
Accounts payable	4,844	1,333
Accrued expenses and long term liabilities	986	(940)

Net cash provided by (used in) operating activities	(2,737)	1,290

Investing Activities
Purchases of fixed assets	(327)	(106)

Cash used in investing activities	(327)	(106)

Financing Activities
Net proceeds from (repayments of) revolving credit borrowings	3,063	(1,185)

Net cash provided by (used in) financing activities	3,063	(1,185)

Decrease in cash	(1)	(1)
Cash, beginning of year	3	4

Cash, end of period	$2	$3

Supplemental Disclosure of Cash Flow Information:
Cash paid for:
Taxes	$2	$14

Interest	$84	$182

See accompanying notes to consolidated financial statements.

BERNARD CHAUS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Three Months Ended October 1, 2011 and October 2, 2010
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
     The Company had a license agreement (the “KCP License Agreement”) with Kenneth Cole Productions, Inc. (“KCP”) to manufacture and sell women’s sportswear under various labels. On October 19, 2010, the Company entered into an agreement with KCP (the “KCP Termination Agreement”) pursuant to which the KCP License Agreement terminated on June 1, 2011. Under the KCP Termination Agreement, the Company was relieved of certain restrictions on engaging in transactions and activities in the apparel industry as well as the obligation to pay certain promotional, marketing and advertising fees required under the license agreement. KCP agreed to assume certain of the Company’s liabilities associated with the Company’s performance under the license agreement, as well as to pay the Company a termination fee upon termination of the agreement in June 2011 based on sales to certain customers through June 1, 2011, as specified in the agreement.
Recent Developments:
     As stated above, the Company began shipment of Camuto licensed products pursuant to the Camuto License Agreement in June 2011.
     We are currently in negotiations with one of our suppliers, China Ting Group Holdings Limited (“CTG”), to convert approximately $12 million of debt owed by the Company to CTG from accounts payable into two interest-bearing term loans with initial terms of two years and five years. The Company is currently in discussions with The CIT Group/Commercial Services, Inc. (“CIT”) about a new or amended financing agreement that would, among other things, permit the conversion of the accounts payable owed to CTG into a secured term obligation.
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

BERNARD CHAUS, INC. AND SUBSIDIARIES
     On September 29, 2011, the Company was served with a summons and complaint in connection with a purported shareholder class action lawsuit relating to the Camuto proposal. The lawsuit was filed in the Supreme Court of the State of New York and alleges, among other things, breach of fiduciary duties by certain current and prior directors of the Company. The Company filed for an extension of time to submit its response, and the plaintiff agreed to an extension.
     There can be no assurance that the negotiations discussed in this section between the Company and CTG or CIT will be successful. Also, the proposal received from Camuto on September 15, 2011 is only a proposal and has not yet been fully considered by the Board of Directors of the Company nor approved by the shareholders of the Company. There is no assurance that any transactions or agreements contemplated by the Camuto proposal or the negotiations with CTG and CIT will take place or be entered into by the Company.
Liquidity:
     For the three months ended October 1, 2011, the Company realized losses from operations and as of October 1, 2011 had a working capital deficit of $11.4 million and stockholders’ deficiency of $13.9 million. The Company’s business plan requires the availability of sufficient cash flow and borrowing capacity to finance its product lines and to meet its cash needs. The Company expects to satisfy such requirements through cash on hand, cash flow from operations and borrowings from its lender. The Company’s fiscal 2012 business plan anticipates improvement from fiscal 2011, primarily by achieving increased revenues and improved gross margin percentages. The Company’s ability to achieve its fiscal 2012 business plan is critical to maintaining adequate liquidity. The Company relies on CIT, the sole source of its external financing, to borrow money in order to fund its operations. Should CIT cease funding its operations, the Company may not have sufficient cash flow from operations to meet its liquidity needs. In addition, CTG manufactures the majority of the Company’s product on favorable payment terms (see Note 4). In the event CTG terminates the agreement with the Company or requires a change in the favorable payment terms, the Company may be unable to locate alternative suppliers in a timely manner or obtain similarly favorable payment terms. For the fiscal year ended July 2, 2011, the KCP License Agreement accounted for approximately 54% of the Company’s revenues, and this agreement terminated on June 1, 2011. While the Company entered into the Camuto License Agreement, there can be no assurance that it will be able to derive revenue from this agreement sufficient to offset the loss in revenue resulting from the termination of the KCP License Agreement. There could be a material adverse effect on the Company’s business, liquidity and financial condition should any of the following occur: a) CIT ceases its funding of the Company’s operations, b) CTG terminates its agreement with the Company or requires a change in the favorable payment terms, or c) the Company fails to offset the revenue lost as a result of the termination of the KCP License Agreement.
Basis of Presentation:
     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended October 1, 2011 are not necessarily indicative of the results that may be expected for the year ending June 30, 2012 or any other period. The balance sheet as of July 2, 2011 is based on the audited financial statements as of that date. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended July 2, 2011.
Fiscal Year:
     The Company reports on a fifty-two/fifty-three week fiscal year-end. The three months ended October 1, 2011 and October 2, 2010 each contained 13 weeks.
Principles of Consolidation:
     The consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany accounts and transactions have been eliminated.

BERNARD CHAUS, INC. AND SUBSIDIARIES
Use of Estimates:
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
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
Factoring Agreement and Accounts Receivable:
     The Company has a financing agreement with CIT that includes a non-recourse factoring arrangement that provides notification factoring on substantially all of the Company’s sales. CIT, based on credit approved orders, assumes the accounts receivable risk of the Company’s customers in the event of insolvency or non-payment. The Company assumes the accounts receivable risk on sales factored to CIT but not approved by CIT as non-recourse factored receivables, which approximated $66,000 as of October 1, 2011, $0.2 million as of July 2, 2011, and $0.7 million as of October 2, 2010. The Company receives payment on non-recourse factored receivables from CIT as of the earliest of: a) the date that CIT has been paid by the Company’s customers; b) the date of the customer’s longest maturity if the customer is in bankruptcy or insolvency proceedings; or c) the last day of the third month following the customer’s longest maturity date if the receivable remains unpaid. All other receivable risks for customer deductions that reduce the customer receivable balances are retained by the Company, including, but not limited to, allowable customer markdowns, operational chargebacks, disputes, discounts, and returns. These deductions, totaling $2.2 million as of October 1, 2011, $2.3 million as of July 2, 2011 and $1.4 million as of October 2, 2010, have been recorded as a reduction of either accounts receivable — factored or accounts receivable — net based upon the classification of the respective customer balance to which they pertain. The Company also assumes the risk on accounts receivable not factored to CIT, which is shown as accounts receivable-net on the accompanying balance sheets.
Inventories:
     Inventories are stated at the lower of cost or market, cost being determined on the first-in, first-out method. The majority of the Company’s inventory purchases are shipped FOB shipping point from the Company’s suppliers. The Company takes title, assumes the risk of loss and records inventory when the merchandise is received at the boat or airplane overseas. Reserves for slow moving and aged merchandise are provided to write down inventory costs to net realizable value based on historical experience and current product demand. Inventory reserves were approximately $0.6 million as of October 1, 2011, $0.4 million as of July 2, 2011 and $0.7 million as of October 2, 2010. Inventory reserves are based upon the level of excess and aged inventory and the Company’s estimated recoveries on the sale of the inventory. While markdowns have been within expectations and the provisions established, the Company cannot guarantee that it will continue to experience the same level of markdowns as in the past.

BERNARD CHAUS, INC. AND SUBSIDIARIES
Long-Lived Assets and Trademarks:
     Trademarks relate to the Cynthia Steffe trademarks and were determined to have an indefinite life. The Company does not amortize assets with indefinite lives and conducts impairment testing annually in the fourth quarter of each fiscal year, or sooner if events and changes in circumstances suggest that the carrying amount may not be recoverable from its estimated future cash flows including market participant assumptions, when available. The review of trademarks and long lived assets is based upon projections of anticipated future undiscounted cash flows. While the Company believes that its estimates of future cash flows are reasonable, different assumptions regarding such cash flows could materially affect evaluations. To the extent these future projections or the Company’s strategies change, the conclusion regarding impairment may differ from the current estimates. There were no impairment charges for the three months ended October 1, 2011 and October 2, 2010.
Income Taxes:
     The Company accounts for income taxes under the asset and liability method in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 740. Deferred income taxes reflect the future tax consequences of differences between the tax bases of assets and liabilities and their financial reporting amounts at year-end. The Company periodically reviews its historical and projected taxable income and considers available information and evidence to determine if it is more likely than not that a portion of the deferred tax assets will be realized. A valuation allowance is established to reduce the deferred tax assets to the amount that is more likely than not to be realized. As of October 1, 2011, July 2, 2011 and October 2, 2010, based upon its evaluation of the Company’s historical and projected results of operations, the current business environment and the magnitude of the net operating loss, the Company recorded a full valuation allowance on its deferred tax assets. If the Company determines that it is more likely than not that a portion of the deferred tax assets will be realized in the future, that portion of the valuation allowance will be reduced and the Company will provide for an income tax benefit in its Statement of Operations at its estimated effective tax rate.
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
Earnings (Loss) Per Share:
     Basic earnings (loss) per share have been computed by dividing the applicable net income (loss) by the weighted average number of common shares outstanding. Diluted earnings per share have been computed by dividing the applicable net income by the weighted average number of common shares outstanding and common share equivalents. Options to purchase approximately 640,000 and 754,000 shares of common stock were excluded from the computation of diluted earnings per share for the three months ended October 1, 2011 and October 2, 2010, respectively, because their exercise prices were greater than the average market price.

	For the Three Months Ended
	October 1,	October 2,
	2011	2010
Denominator for earnings (loss) per share (in millions):
Denominator for basic earnings (loss) per share weighted-average shares outstanding	37.5	37.5
Assumed exercise of potential common shares	—	—

Denominator for diluted earnings (loss) per share	37.5	37.5

BERNARD CHAUS, INC. AND SUBSIDIARIES
Fair Value of Financial Instruments:
     The carrying amounts of financial instruments, including accounts receivable, accounts payable and revolving credit borrowings, approximated fair value due to their short-term maturity or variable interest rates.
New Accounting Pronouncements:
     In June 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, which allows an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be classified to net income. ASU 2011-05 should be applied retrospectively and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company does not expect the adoption of ASU 2011-05 to have a material impact on the Company’s consolidated financial statements.
2. Inventories — net

	October 1,	July 2,	October 2,
	2011	2011	2010
		(in thousands)
	(unaudited)	(*)	(unaudited)
Raw materials	$32	$184	$399
Work-in-process	—	7	46
Finished goods	6,438	4,886	8,340

Total	$6,470	$5,077	$8,785

*	Derived from the audited financial statements as of July 2, 2011.
     Included in finished goods inventories is merchandise in transit of approximately $3.3 million as of October 1, 2011, $2.8 million as of July 2, 2011 and $3.5 million as of October 2, 2010.
3. Financing Agreements
     The Company has a financing agreement with CIT that permits CIT to make loans and advances on a revolving basis at CIT’s “Sole Discretion,” which is defined as “the sole and absolute discretion exercised in good faith in accordance with customary business practices for similarly situated asset-based lenders in comparable asset-based lending transactions.” Borrowings are based on a borrowing base formula, as defined, and include a sublimit in the amount of $2 million for the issuance of letters of credit. The Company’s obligations under the agreement are secured by a first priority lien on substantially all of the Company’s assets, including the Company’s accounts receivable, inventory, intangibles, equipment, and trademarks, and a pledge of the Company’s interest in its subsidiaries. The agreement had an original maturity of September 30, 2011 with automatic annual extensions to September 30th (“Anniversary Date”) unless terminated by CIT with written notice at least sixty days in advance of the Anniversary Date. No such termination notice has been received by the Company from CIT.
     The borrowings under the agreement accrue interest at a rate of 3.00% above prime; however, the applicable margin shall revert to the original 2.00% interest rate in the event that the Company achieves two successive quarters of profitable business. The interest rate as of October 1, 2011 was 6.25%. The Company has the option to terminate the agreement with CIT. If the Company terminates the agreement with CIT due to non-performance by CIT of certain of its obligations for a specified period of time, the Company will not be liable for any termination fees. Otherwise, in the event of an early termination by the Company, the Company will be liable for minimum factoring fees.

BERNARD CHAUS, INC. AND SUBSIDIARIES
     On October 1, 2011, the Company had $1.2 million of outstanding letters of credit, total availability of approximately $5.9 million and revolving credit borrowings of $5.6 million under the agreement. On October 2, 2010, the Company had $1.3 million of outstanding letters of credit, total availability of approximately $3.8 million and revolving credit borrowings of $10.0 million under the agreement.
Factoring Agreement
     The agreement with CIT also provides for a non-recourse factoring arrangement which provides notification factoring on substantially all of the Company’s sales. The proceeds of this agreement are assigned to CIT as collateral for all indebtedness, liabilities and obligations due to CIT. A factoring commission based on various rates is charged on the gross face amount of all accounts with minimum fees as defined in the agreement.
4. Deferred Income
     The Company has an exclusive supply agreement with CTG. Under this agreement, CTG will act as the exclusive supplier of substantially all merchandise purchased by the Company, in addition to providing sample making and production supervision services. In consideration for the Company appointing CTG as the sole supplier of its merchandise in Asia/China for a term of 10 years, CTG paid the Company an exclusive supply premium of $4.0 million. The Company recorded this premium as deferred income and as of October 1, 2011, $0.4 million of the premium is included in accrued expenses and approximately $2.7 million is considered long-term. The Company will recognize the premium as income on a straight line basis over the 10-year term of the agreement. For the three months ended October 1, 2011 and October 2, 2010, the Company recognized approximately $0.1 million in each quarter, which was recorded as a reduction to cost of goods sold. As of October 1, 2011, July 2, 2011 and October 2, 2010, amounts owed to CTG for merchandise approximated $21.7 million, $17.4 million and $12.8 million, respectively, and are included in accounts payable on the accompanying consolidated balance sheet. In April 2011, CTG became a stockholder of the Company.
5. Pension Plan
     Components of Net Periodic Benefit Cost

	For the Three Months Ended
	October 1,	October 2,
	2011	2010
	(Unaudited)
	(In Thousands)
Service cost	$3	$2
Interest cost	31	28
Expected return on plan assets	(28)	(26)
Amortization of net loss	10	9

Net periodic benefit cost	$16	$13

     Employer Contributions
     The Company will be required to contribute approximately $62,000 to the pension plan in fiscal 2012.

BERNARD CHAUS, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-looking Statements
     Certain statements contained herein are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that have been made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements are indicated by words or phrases such as “anticipate,” “estimate,” “project,” “expect,” “believe,” “may,” “could,” “would,” “plan,” “intend” and similar words or phrases. Such statements are based on current expectations and are subject to certain risks, uncertainties and assumptions, including, but not limited to, the overall level of consumer spending on apparel; the financial strength of the retail industry generally and our customers in particular; changes in trends in the market segments in which we compete and our ability to gauge and respond to changing consumer demands and fashion trends; the level of demand for our products; our dependence on our major department store customers; the success of the new Camuto License Agreement ; the highly competitive nature of the fashion industry; our ability to satisfy our cash flow needs, including the cash requirements under the Camuto License Agreement; our ability to achieve our business plan and have adequate access to capital; our ability to operate within production and delivery constraints, including the risk of failure of manufacturers and our exclusive supplier to deliver products in a timely manner or to quality standards; the ability and willingness of our exclusive supplier to continue to supply product to us on favorable payment terms; our ability to meet the requirements of the Camuto License Agreement; our ability to source product in an environment of high volatility and inflationary pressures on prices of labor and raw materials; our ability to attract and retain qualified personnel; and changes in economic or political conditions in the markets where we sell or source our products, including war and terrorist activities and their effects on shopping patterns, as well as other risks and uncertainties set forth in the Company’s publicly-filed documents, including this Quarterly Report on Form 10-Q. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected.
     There are important factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. For a detailed discussion of some of the foregoing risks and uncertainties, see “Item 1A. Risk Factors” in Part I of our Annual Report on Form 10-K for the year ended July 2, 2011, as well as the other reports filed by us with the Securities and Exchange Commission.
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
Overview
     The Company designs, arranges for the manufacture of and markets an extensive range of women’s career and casual sportswear principally under the JOSEPHINE CHAUS®, JOSEPHINE®, JOSEPHINE STUDIO®, CHAUS®, CHAUS SPORT®, CYNTHIA STEFFE®, SEAMLINE CYNTHIA STEFFE® and CYNTHIA CYNTHIA STEFFE® trademarks and under private label brand names. Our products are sold nationwide through department store chains, specialty retailers, discount stores, wholesale clubs and other retail outlets. On November 18, 2010, the Company entered into the Camuto License Agreement, which grants us an exclusive license to design, manufacture, sell and distribute women’s sportswear and ready-to-wear apparel under the trademark “Vince Camuto” in approved department stores, specialty retailers and off-price channels in the United States, Canada and Mexico. We began shipping Camuto licensed products in June 2011.
     Under the terms of the KCP License Agreement, we manufactured and sold women’s sportswear under various labels. The KCP License Agreement terminated on June 1, 2011. KCP agreed to pay the Company a termination fee upon termination of the agreement based on sales to certain customers through June 1, 2011, as specified in the agreement.

BERNARD CHAUS, INC. AND SUBSIDIARIES
Accordingly, we recorded a $4.4 million gain on early termination of the license agreement for the year ended July 2, 2011.
     Fiscal year 2011 was one of substantial transition as a result of the termination of the KCP License Agreement, the arrangements relating to that termination, and the commencement of product design and development under the Camuto license in advance of material levels of shipments, which began in the last month of fiscal 2011. Our financial information should be viewed in the context of these changes and events.
Results of Operations
The following table sets forth, for the periods indicated, certain items expressed as a percentage of net revenue.

	For the Three Months Ended
	October 1,	October 2,
	2011	2010
Net Revenue	100.0%	100.0%
Gross Profit	27.2%	23.8%
Selling, general and administrative expenses	28.9%	26.3%
Accrued gain on early termination of license agreement	—%	(6.7)%
Interest expense	0.5%	0.7%
Net income (loss)	(2.2)%	3.4%
     Net revenues for the three months ended October 1, 2011 decreased by 19.4%, or $5.4 million, to $22.3 million from $27.7 million for the three months ended October 2, 2010. Units sold decreased by approximately 37.0% and the overall price per unit increased by approximately 27.9%. Our net revenues decreased in our licensed product line by $4.6 million and in our private label product lines by $2.9 million, which were partially offset by increases in our Chaus product lines of $1.8 million and in our Cynthia Steffe product lines of $0.3 million. The decrease in licensed product revenues reflects the net impact of the launch of the Vince Camuto licensed product line this quarter versus the terminated Kenneth Cole licensed product line. In addition, there were lower licensed product shipments in the quarter to the discount channel, which may be viewed as timing differences. The private label revenue decrease was largely a result of the loss of business with two customers during fiscal 2011. The increase in the Chaus product line was largely a result of increases in our Chaus Sport product line and to discount channels. The increase in the Cynthia Steffe product line was largely a result of increases in the department store channel of distribution. The overall increase in the average price per unit was primarily a result of product mix, particularly associated with a higher proportion of overall revenues to the department store channel and to a much lesser extent selective increases in wholesale prices.
     Gross profit for the three months ended October 1, 2011 decreased by $0.5 million to $6.1 million as compared to $6.6 million for the three months ended October 2, 2010 as a result of a decrease in revenues, offset partially by an increase in gross profit percentage. The decrease in gross profit dollars was due to decreases in gross profit in our private label product lines of $0.8 million, licensed product lines of $0.3 million, and in our Cynthia Steffe product lines of $0.3, which were partially offset by an increase in our Chaus product lines of $0.9 million. As a percentage of sales, gross profit increased to 27.2% for the three months ended October 1, 2011 from 23.8% for the three months ended October 1, 2010. The increase in gross profit percentage reflected a strategic focus on key volume programs to achieve negotiated lower material and production costs, higher wholesale prices, and product mix particularly associated with a higher proportion of overall revenues to the department store channel. This overall improvement was partially offset by costs incurred as a result of shifting domestic production operations to Asia for the Cynthia Steffe product line.
     Selling, general and administrative (“SG&A”) expenses decreased by $0.8 million to $6.5 million for the three months ended October 1, 2011 from $7.3 million for the three months ended October 2, 2010. As a percentage of net revenue, SG&A expenses increased to 28.9% for the three months ended October 1, 2011 compared to 26.3% for the three months ended October 2, 2010. The decrease in SG&A expenses for the three months ended October 1, 2011, was the result of decreases in payroll and payroll related expenses of $0.3 million, design sample expenses of $0.2 million,

BERNARD CHAUS, INC. AND SUBSIDIARIES
distribution expenses of $0.2 million and professional fee expenses of $0.1 million. The decreases in payroll and payroll related expenses were due to staff reductions during the third and fourth quarters of fiscal 2011. The decrease in distribution expenses was primarily due to lower volume, while the expense decreases for design samples and professional fees were largely due to tighter management control. The increase in SG&A as a percentage of net revenue was due to the overall decrease in sales volume, which decreased our leverage on SG&A expenses.
     Accrued gain on early termination of the KCP License Agreement was $1.9 million for the three months ended October 2, 2010. This gain was based on sales to certain customers as defined in the KCP Termination Agreement.
     Interest expense decreased for the three months ended October 1, 2011 to $0.1 million as compared to $0.2 million for the three months ended October 2, 2010, primarily due to lower bank borrowings.
     Our income tax provision for the three months ended October 1, 2011 and October 2, 2010 includes provisions for state and local taxes and a deferred provision for the temporary difference associated with the Company’s trademarks.
     We periodically review our historical and projected taxable income and consider available information and evidence to determine if it is more likely than not that a portion of the deferred tax assets will be realized. A valuation allowance is established to reduce the deferred tax assets to the amount that is more likely than not to be realized. As of October 1, 2011 and October 2, 2010, based upon its evaluation of taxable income and the current business environment, we recorded a full valuation allowance on our deferred tax assets including net operating losses (“NOL”). If we determine that a portion of the deferred tax assets will be realized in the future, that portion of the valuation allowance will be reduced and we will provide for an income tax benefit in our Statement of Operations at our estimated effective tax rate. See “Critical Accounting Policies and Estimates” below for more information regarding income taxes and our federal NOL carry-forward.
Financial Position, Liquidity and Capital Resources
General
     Net cash used in operating activities was $2.7 million for the three months ended October 1, 2011, as compared to net cash provided by operating activities of $1.3 million for the three months ended October 2, 2010. Net cash used in operating activities for the three months ended October 1, 2011 resulted primarily from increases in accounts receivable- factored of $7.3 million and inventories of $1.4 million, which was partially offset by a decrease in prepaid expenses and other assets of $1.0 million and an increase in accounts payable of $4.8 million. The increase in accounts receivable-factored of $7.3 million was due to the increase of sales for the three months ended October 1, 2011 as compared to the three months ended July 2, 2011. Net cash provided by operating activities for the three months ended October 2, 2010 resulted primarily from an increase in accounts payable of $1.3 million and net income of $0.9 million, which was partially offset by a decrease in accrued expenses and long-term liabilities of $0.9 million. The increase in accounts payable of $1.3 million was due to extended terms provided by CTG.
     Cash used in investing activities for the three months ended October 1, 2011 was $327,000 compared to $106,000 in the previous year. The purchases of fixed assets for the three months ended October 1, 2011 consisted primarily of store fixtures for the new Camuto licensed products.
     Net cash provided by financing activities of $3.1 million for the three months ended October 1, 2011 resulted from revolving credit borrowings. Net cash used in financing activities of $1.2 million for the three months ended October 2, 2010 resulted from repayments of revolving credit borrowings.
Financing Agreement
     We have a financing agreement with CIT that permits CIT to make loans and advances on a revolving basis at CIT’s “Sole Discretion,” which is defined as “the sole and absolute discretion exercised in good faith in accordance with customary business practices for similarly situated asset-based lenders in comparable asset-based lending transactions.” Borrowings are based on a borrowing base formula, as defined, and include a sublimit in the amount of $2 million for the issuance of letters of credit. Our obligations under the agreement are secured by a first priority lien on substantially all of

BERNARD CHAUS, INC. AND SUBSIDIARIES
our assets, including our accounts receivable, inventory, intangibles, equipment, and trademarks, and a pledge of our interest in our subsidiaries. The agreement had an original maturity of September 30, 2011 with automatic annual extensions to September 30th (“Anniversary Date”) unless terminated by CIT by written notice at least sixty days before the Anniversary Date. No such termination notice has been received by the Company from CIT.
     The borrowings under the agreement accrue interest at a rate of 3.00% above prime; however, the applicable rate shall revert to the original 2.00% interest rate in the event that we achieve two successive quarters of profitable business. The interest rate as of October 1, 2011 was 6.25%. We have the option to terminate the agreement with CIT. If we terminate the agreement with CIT due to non-performance by CIT of certain of its obligations for a specified period of time, we will not be liable for any termination fees. Otherwise, in the event of an early termination by us, we will be liable for minimum factoring fees.
     On October 1, 2011, we had $1.2 million of outstanding letters of credit, total availability of approximately $5.9 million and revolving credit borrowings of $5.6 million under the agreement. On October 2, 2010, we had $1.3 million of outstanding letters of credit, total availability of approximately $3.8 million and revolving credit borrowings of $10.0 million under the agreement.
Factoring Agreement
     The agreement with CIT also provides for a non-recourse factoring arrangement which provides notification factoring on substantially all of our sales. The proceeds of this agreement are assigned to CIT as collateral for all indebtedness, liabilities and obligations due to CIT. A factoring commission based on various rates is charged on the gross face amount of all accounts with minimum fees as defined in the agreement.
Off-balance Sheet Arrangements
     As of October 1, 2011, we do not have any off-balance sheet arrangements except for letters of credit under the agreement with CIT. The borrowings under the letters of credit finance the Company’s operating expenses and are a significant source of liquidity for the Company. For more information about borrowing terms, see “Financing Agreement” discussion above.
Future Financing Requirements
     For the three months ended October 1, 2011, we realized losses from operations, and as of October 1, 2011 we had a working capital deficit of $11.4 million and stockholders’ deficiency of $13.9 million. Our business plan requires the availability of sufficient cash flow and borrowing capacity to finance our product lines and to meet our cash needs. We expect to satisfy such requirements through cash on hand, cash flow from operations and borrowings from our lender. Our fiscal 2012 business plan anticipates improvement from fiscal 2011, primarily by achieving increased revenues and improved gross margin percentages. Our ability to achieve our fiscal 2012 business plan is critical to maintaining adequate liquidity. We rely on CIT, the sole source of our external financing, to borrow money in order to fund our operations. Should CIT cease funding our operations, we may not have sufficient cash flow from operations to meet our liquidity needs. In addition, CTG manufactures the majority of our product on favorable payment terms. In the event CTG terminates the agreement or requires a change in the favorable payment terms, we may be unable to locate alternative suppliers in a timely manner or obtain similarly favorable payment terms. For the fiscal year ended July 2, 2011, the KCP License Agreement accounted for approximately 54% of our revenues, and this agreement terminated on June 1, 2011. While we entered into the Camuto License Agreement, there can be no assurance that we will be able to derive revenue from this agreement sufficient to offset the loss in revenue resulting from the termination of the KCP License Agreement. There could be a material adverse effect on our business, liquidity and financial condition should any of the following occur: a) CIT ceases its funding of our operations, b) CTG terminates its agreement with us or requires a change in the favorable payment terms, or c) we fail to offset the revenue lost as a result of the termination of the KCP License Agreement.
     We are also in negotiations with CTG to convert approximately $12 million of debt owed by the Company to CTG from accounts payable to two term loans with initial terms of two years and five years. There can be no assurance that negotiations with CTG will be successful and result in the conversion of the Company’s debt.

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
     Factoring Agreement and Accounts Receivable — We have a factoring agreement with CIT whereby substantially all of our receivables are factored. The factoring agreement is a non-recourse factoring agreement whereby CIT, based on credit approved orders, assumes the accounts receivable risk of our customers in the event of insolvency or nonpayment. We assume the accounts receivable risk on sales factored to CIT but not approved by CIT as non-recourse which approximated $66,000 of October 1, 2011, $0.2 million as of July 2, 2011 and $0.7 million as of October 2, 2010. We receive payment on non-recourse factored receivables from CIT as of the earlier of: a) the date that CIT has been paid by our customers; b) the date of the customer’s longest maturity if the customer is in a bankruptcy or insolvency proceedings; or c) the last day of the third month following the customer’s longest maturity date if the receivable remains unpaid. All receivable risks for customer deductions that reduce the customer receivable balances are retained by us, including, but not limited to, allowable customer markdowns, operational chargebacks, disputes, discounts and returns. These deductions totaling approximately $2.2 million as of October, 1, 2011, $2.3 million as of July 2, 2011 and $1.4 million as of October 2, 2010, have been recorded as a reduction of either accounts receivable-factored or accounts receivable-net based on the classification of the respective customer balance to which they pertain. We also assume the risk on accounts receivable not factored to CIT, which are shown as Accounts Receivable-net on the accompanying balance sheets.
     Inventories — Inventories are stated at the lower of cost or market, cost being determined on the first-in, first-out method. The majority of our inventory purchases are shipped FOB shipping point from our suppliers. We take title and assume the risk of loss when merchandise is received at the boat or airplane overseas. Reserves for slow moving and aged merchandise are provided to adjust inventory costs based on historical experience and current product demand. Inventory reserves were $0.6 million as of October 1, 2011, $0.4 million as of July 2, 2011 and $0.7 million as of October 2, 2010. Inventory reserves are based upon the level of excess and aged inventory and estimated recoveries on the sale of the inventory. While markdowns have been within expectations and the provisions established, we cannot guarantee that we will continue to experience the same level of markdowns as in the past.
     Valuation of Long-Lived Assets and Trademarks — Trademarks relate to the Cynthia Steffe trademarks and were determined to have an indefinite life. We conduct impairment testing annually in the fourth quarter of each fiscal year, or sooner if events and changes in circumstances suggest that the carrying amount may not be recoverable from its estimated future cash flows including market participant assumptions, when available. The review of trademarks and long lived assets is based upon projections of anticipated future undiscounted cash flows. While we believe that our estimates of future cash flows are reasonable, different assumptions regarding such cash flows could materially affect evaluations. To

BERNARD CHAUS, INC. AND SUBSIDIARIES
the extent these future projections or our strategies change, the conclusion regarding impairment may differ from the current estimates. There were no impairment charges for the three months ended October 1, 2011 and October 2, 2010.
     Income Taxes — Results of operations have generated a federal tax NOL carryforward of approximately $59.5 million as of July 2, 2011. Approximately 15% of the Company’s NOL carryforward expires in 2012. Generally accepted accounting principles require that we record a valuation allowance against the deferred tax asset associated with this NOL if it is “more likely than not” that we will not be able to utilize it to offset future taxable income. As of October 1, 2011, based upon its evaluation of our historical and projected results of operations, the current business environment and the magnitude of the NOL, we recorded a full valuation allowance on our deferred tax assets including NOLs. The provision for income taxes primarily relates to provisions for state and local taxes and a deferred provision for temporary differences associated with indefinite lived intangibles. It is possible, however, that we could be profitable in the future at levels which cause us to conclude that it is more likely than not we will realize all or a portion of the NOL carryforward. Upon reaching such a conclusion, we would record the estimated net realizable value of the deferred tax asset at that time and would then provide for income taxes at a rate equal to our combined federal and state effective rates. Subsequent revisions to the estimated net realizable value of the deferred tax asset could cause our provision for income taxes to vary from period to period, although our cash tax payments would remain unaffected until the benefit of the NOL is utilized.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The Company’s controls and procedures are designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Company’s Chairwoman and the Company’s Interim Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure.
     Each fiscal quarter the Company carries out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chairwoman and Chief Executive Officer (“CEO”) and the Company’s CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based on this evaluation, our management, with the participation of the CEO and CFO, concluded that, as of October 1, 2011, our internal controls over financial reporting were effective.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
We are involved in legal proceedings from time to time arising out of the ordinary course of business. We believe that the outcome of these proceedings in the aggregate will not have a material adverse effect on our financial condition, results of operations or cash flows.
On September 29, 2011, the Company was served with a summons and complaint in connection with a purported shareholder class action lawsuit relating to the Camuto proposal discussed in Note 1 to the consolidated financial statements included herein. The named plaintiff is Kenneth Braun and the purported class is shareholders of the Company’s Common Stock and their successors in interest, other than the named defendants, who include current and former officers and directors of the Company, Camuto and the Company itself. The lawsuit was filed in the Supreme Court of the State of New York and alleges, among other things, breach of fiduciary duties by certain current and prior directors of the Company. The Company filed for an extension of time to submit its response, and the plaintiff agreed to an extension.

BERNARD CHAUS, INC. AND SUBSIDIARIES
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

BERNARD CHAUS, INC.
Date: November 15, 2011	By:	/s/ Josephine Chaus
Josephine Chaus
Chairwoman of the Board, and Chief Executive Officer

Date: November 15, 2011	By:	/s/ William P. Runge
William P. Runge
Interim Chief Financial Officer