Form 10-Q/A
period 2011-10-01
CHAUS BERNARD INC
filed 2011-12-15
CIK 793983

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-Q/A

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended October 1, 2011.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                                  to                                 .

Commission file number   1-9169

BERNARD CHAUS, INC.

(Exact Name of Registrant as Specified in its Charter)

New York	13-2807386
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

530 Seventh Avenue, New York, New York	10018
(Address of Principal Executive Offices)	(Zip Code)

(212) 354-1280

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes ☒ No☐.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for shorter period that the registrant was required to submit and post such files). Yes ☒ No☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

☐ Large accelerated filer	☐ Accelerated filer

☐ Non-accelerated filer (Do not check if a smaller reporting company)	☒ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Date	Class	Shares Outstanding

November 15, 2011	Common Stock, $0.01 par value	37,481,373

Explanatory Note

We are filing this Amendment No. 1 on Form 10-Q/A (“Form 10-Q/A”) to our Quarterly Report on Form 10-Q for the quarterly period ended October 1, 2011, filed with the Securities and Exchange Commission on November 15, 2011 (the “Form 10-Q”), solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

This amendment includes new certifications by our Chairwoman of the Board and Chief Executive Officer and our Interim Chief Financial Officer pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, filed as Exhibits 31.1, 31.2, 32.1 and 32.2 hereto. Each certification as corrected was true and correct as of the date of filing of the Form 10-Q.

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q does not reflect events that may have occurred subsequent to the date of filing of the Form 10-Q or modify or update in any way disclosures affected by subsequent events. Consequently, all other information not affected by the corrections described above is unchanged and reflects the disclosures made at the date of the filing of the Form 10-Q and should be read in conjunction with our filings with the SEC subsequent to the filing of the Form 10-Q, if any.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

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

101

The following materials from the quarterly report on this Form 10-Q/A for the quarter ended October 1, 2011 formatted in Extensible Business Reporting Language (XBRL) include: (i) Unaudited Consolidated Balance Sheet, (ii) Unaudited Consolidated Statement of Operations, (iii) Unaudited Consolidated Statement of Cash Flows and (iv) Notes to the Unaudited Consolidated Financial Statements tagged as blocks of text.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BERNARD CHAUS, INC.

Date: December 15, 2011	By: /s/ Josephine Chaus

Josephine Chaus
Chairwoman of the Board, and
Chief Executive Officer

Date: December 15, 2011	By: /s/ William P. Runge

William P. Runge
Interim Chief Financial Officer