Form 10-Q
period 2011-12-31
CHAUS BERNARD INC
filed 2012-02-14
CIK 793983

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF

1934.

For the quarterly period ended December 31, 2011.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes ☒ No ☐.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any , every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

☐	Large accelerated filer	☐	Accelerated filer

☐	Non-accelerated filer (Do not check if a smaller reporting company)	☒	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Date	Class	Shares Outstanding

February 14, 2012	Common Stock, $0.01 par value	37,481,373

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

BERNARD CHAUS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except number of shares and per share amounts)

	December 31, 2011	July 2, 2011	January 1, 2011
	(Unaudited)	( * )	(Unaudited)
Assets
Current Assets
Cash	$2	$3	$3
Accounts receivable – factored	7,665	6,466	10,063
Accounts receivable – net	1,426	1,004	2,073
Inventories – net	7,698	5,077	6,819
Prepaid expenses and other current assets	936	1,476	974

Total current assets	17,727	14,026	19,932
Fixed assets – net	1,541	1,159	889
Other assets	-	-	3
Trademarks	1,000	1,000	1,000

Total assets	$20,268	$16,185	$21,824

Liabilities and Stockholders’ Deficiency
Current Liabilities
Revolving credit borrowings	$4,483	$2,577	$7,172
Accounts payable	12,893	20,605	17,160
Accrued expenses	2,983	1,473	1,162

Total current liabilities	20,359	24,655	25,494
Notes payable – related party	12,000	-	-
Deferred income	2,634	2,834	3,034
Other long term liabilities	1,973	1,927	1,812
Deferred income taxes	213	200	186

Total liabilities	37,179	29,616	30,526
Commitments and Contingencies
Stockholders’ Deficiency
Preferred stock, $.01 par value, authorized shares – 1,000,000; issued and outstanding shares – none	—	—	—
Common stock, $.01 par value, authorized shares – 50,000,000; issued shares – 37,543,643 at December 31, 2011, July 2, 2011 and January 1, 2011	375	375	375
Additional paid-in capital	133,443	133,443	133,441
Deficit	(148,164)	(144,684)	(139,998)
Accumulated other comprehensive loss	(1,085)	(1,085)	(1,040)
Less: Treasury stock at cost – 62,270 shares at December 31, 2011, July 2, 2011 and January 1, 2011	(1,480)	(1,480)	(1,480)

Total stockholders’ deficiency	(16,911)	(13,431)	(8,702)

Total liabilities and stockholders’ deficiency	$20,268	$16,185	$21,824

(*)	Derived from audited financial statements at July 2, 2011.

See accompanying notes to consolidated financial statements.

BERNARD CHAUS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	For the Three Months Ended		For the Six Months Ended
	December 31, 2011	January 1, 2011	December 31, 2011	January 1, 2011
	(Unaudited)
Net revenue	$15,726	$16,909	$38,073	$44,625
Cost of goods sold	12,130	14,855	28,389	35,978

Gross profit	3,596	2,054	9,684	8,647
Selling, general and administrative expenses	6,489	7,011	12,951	14,306
Accrued gain on early termination of license agreement	-	(1,033)	–	(2,890)

Loss from operations	(2,893)	(3,924)	(3,267)	(2,769)
Interest expense	81	177	195	378

Loss before income tax provision	(2,974)	(4,101)	(3,462)	(3,147)
Income tax provision	9	12	18	24

Net loss	$(2,983)	$(4,113)	$(3,480)	$(3,171)

Basic loss per share	$(0.08)	$(0.11)	$(0.09)	$(0.08)

Diluted loss per share	$(0.08)	$(0.11)	$(0.09)	$(0.08)

Weighted average number of shares outstanding- basic	37,481,000	37,481,000	37,481,000	37,481,000

Weighted average number of common and common equivalent shares outstanding- diluted	37,481,000	37,481,000	37,481,000	37,481,000

See accompanying notes to consolidated financial statements.

BERNARD CHAUS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Six Months Ended
	December 31, 2011	January 1, 2011
	(Unaudited)
Operating Activities
Net loss	$(3,480)	$(3,171)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	157	175
Amortization of deferred income	(200)	(200)
Stock compensation expense	-	1
Deferred rent expense	29	52
Deferred income taxes	13	13
Changes in operating assets and liabilities:
Accounts receivable - factored	(1,199)	9,341
Accounts receivable	(422)	(284)
Inventories	(2,621)	2,027
Prepaid expenses and other assets	540	(438)
Accounts payable	4,288	(2,239)
Accrued expenses and other long term liabilities	1,527	(1,118)
Net cash provided by (used in) operating activities	(1,368)	4,159
Investing Activities
Purchases of fixed assets	(539)	(157)
Cash used in investing activities	(539)	(157)
Financing Activities
Net proceeds from (repayments of) revolving credit borrowings	1,906	(4,003)
Net cash provided by (used in) financing activities	1,906	(4,003)
Decrease in cash	(1)	(1)
Cash, beginning of year	3	4
Cash, end of period	$2	$3
Supplemental Disclosure of Cash Flow Information:
Cash paid for:
Taxes	$4	$13
Interest	$165	$349

Supplemental Disclosure of Non-Cash Investing and Financing Activities:

In January 2012, the Company converted $12 million of accounts payable into two notes payable (see Note 4) which has been reflected as of December 31, 2011.

See accompanying notes to consolidated financial statements.

BERNARD CHAUS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Six Months Ended December 31, 2011 and January 1, 2011

1.	Business and Summary of Significant Accounting Policies

Business:

Bernard Chaus, Inc. (the “Company” or “Chaus”) designs, arranges for the manufacture of and markets an extensive range of women’s career and casual sportswear principally under the VINCE CAMUTO®, JOSEPHINE CHAUS®, JOSEPHINE®, JOSEPHINE STUDIO®, CHAUS®, CHAUS SPORT®, CYNTHIA STEFFE®, SEAMLINE CYNTHIA STEFFE® and CYNTHIA CYNTHIA STEFFE® trademarks and under private label brand names. The Company’s products are sold nationwide through department store chains, specialty retailers, discount stores, wholesale clubs and other retail outlets. The Company’s CHAUS product lines sold through the department store channels are in the opening price points of the “better” category. The Company’s CYNTHIA STEFFE product lines are upscale contemporary women’s apparel lines sold through department stores and specialty stores. The Company’s private label product lines are designed and sold to various customers. On November 18, 2010, the Company entered into a trademark license agreement (“Camuto License Agreement”) with Camuto Consulting, Inc. d/b/a Camuto Group (“Camuto”). This agreement grants the Company an exclusive license to design, manufacture, sell and distribute women’s sportswear and ready-to-wear apparel under the trademark VINCE CAMUTO®, in approved department stores, specialty retailers and off-price channels in the United States, Canada and Mexico. The Company began shipping Camuto licensed products in June 2011.

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

In January 2012, the Company negotiated and signed a Debt Restructuring Agreement with an affiliate of China Ting Group Holdings Limited (“CTG”), a supplier and stockholder of the Company, to convert approximately $12 million of debt owed by the Company to CTG from accounts payable into a new interest-bearing debt obligation memorialized by two notes payable (see Note 4).

On September 15, 2011, the Company received a cash merger proposal from Camuto pursuant to which shareholders other than members of the Chaus family, CTG and Camuto would receive $0.13 per share. The proposal is subject to a number of conditions including, among other things, the negotiation and execution of definitive agreements, the approval of the transaction by Chaus’ Board and shareholders, the receipt of a fairness opinion, the approval of the transaction by the Boards of Camuto and CTG, the conversion of the debt owed to CTG from accounts payable into a term debt obligation and the entry by Chaus into a new financing agreement with CIT on terms satisfactory to all parties. The proposal from Camuto must be approved by 2/3 of the Company’s shareholders and is currently being considered by the Company’s independent directors, assisted by legal and financial advisers.

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

Liquidity:

For the six months ended December 31, 2011, the Company realized losses from operations of $3.5 million and as of December 31, 2011 had a working capital deficit of $2.6 million and stockholders’ deficiency of $16.9 million. The Company’s business plan requires the availability of sufficient cash flow and borrowing capacity to finance its product lines and to meet its cash needs. The Company expects to satisfy such requirements through cash on hand, cash flow from operations and borrowings from its lender. The Company’s fiscal 2012 business plan anticipates improvement from fiscal 2011, primarily by achieving increased revenues and improved gross margin percentages. The Company’s ability to achieve its fiscal 2012 business plan is critical to maintaining adequate liquidity. The Company relies on CIT, the sole source of its external financing, to borrow money in order to fund its operations. Should CIT cease funding its operations, the Company may not have sufficient cash flow from operations to meet its liquidity needs. In addition, CTG manufactures the majority of the Company’s product on favorable payment terms (see Note 5). In the event CTG terminates the supply agreement with the Company or requires a change in the favorable payment terms, the Company may be unable to locate alternative suppliers in a timely manner or obtain similarly favorable payment terms. For the fiscal year ended July 2, 2011, the KCP License Agreement accounted for approximately 54% of the Company’s revenues, and this agreement terminated on June 1, 2011. While the Company entered into the Camuto License Agreement, there can be no assurance that it will be able to derive revenue from this agreement sufficient to offset the loss in revenue resulting from the termination of the KCP License Agreement. There could be a material adverse effect on the Company’s business, liquidity and financial condition should any of the following occur: a) CIT ceases its funding of the Company’s operations, b) CTG terminates its supply agreement with the Company or requires a change in the favorable payment terms, or c) the Company fails to offset the revenue lost as a result of the termination of the KCP License Agreement.

Basis of Presentation:

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended December 31, 2011 are not necessarily indicative of the results that may be expected for the year ending June 30, 2012 or any other period. The balance sheet as of July 2, 2011 is based on the audited financial statements as of that date. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended July 2, 2011.

Fiscal Year:

The Company reports on a fifty-two/fifty-three week fiscal year-end. The three and six months ended December 31, 2011 and January 1, 2011 each contained 13 and 26 weeks respectively.

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

Factoring Agreement and Accounts Receivable:

The Company has a financing agreement with CIT that includes a non-recourse factoring arrangement that provides notification factoring on substantially all of the Company’s sales. CIT, based on credit approved orders, assumes the accounts receivable risk of the Company’s customers in the event of insolvency or non-payment. The Company assumes the accounts receivable risk on sales factored to CIT but not approved by CIT as non-recourse factored receivables, which approximated $34,000 as of December 31, 2011, $0.2 million as of July 2, 2011, and $0.5 million as of January 1, 2011. The Company receives payment on non-recourse factored receivables from CIT as of the earliest of: a) the date that CIT has been paid by the Company’s customers; b) the date of the customer’s longest maturity if the customer is in bankruptcy or insolvency proceedings; or c) the last day of the third month following the customer’s longest maturity date if the receivable remains unpaid. All other receivable risks for customer deductions that reduce the customer receivable balances are retained by the Company, including, but not limited to, allowable customer markdowns, operational chargebacks, disputes, discounts, and returns. These deductions, totaling $4.1 million as of December 31, 2011, $2.3 million as of July 2, 2011 and $2.5 million as of January 1, 2011, have been recorded as a reduction of either accounts receivable – factored or accounts receivable – net based upon the classification of the respective customer balance to which they pertain. The Company also assumes the risk on accounts receivable not factored to CIT, which is shown as accounts receivable-net on the accompanying balance sheets.

Inventories:

Inventories are stated at the lower of cost or market, cost being determined on the first-in, first-out method. The majority of the Company’s inventory purchases are shipped FOB shipping point from the Company’s suppliers. The Company takes title, assumes the risk of loss and records inventory when the merchandise is received at the boat or airplane overseas. Reserves for slow moving and aged merchandise are provided to write down inventory costs to net realizable value based on historical experience and current product demand. Inventory reserves were approximately $0.6 million as of December 31, 2011, $0.4 million as of July 2, 2011 and $0.4 million as of January 1, 2011. Inventory reserves are based upon the level of excess and aged inventory and the Company’s estimated recoveries on the sale of the inventory. While markdowns have been within expectations and the provisions established, the Company cannot guarantee that it will continue to experience the same level of markdowns as in the past.

Long-Lived Assets and Trademarks:

Trademarks relate to the Cynthia Steffe trademarks and were determined to have an indefinite life. The Company does not amortize assets with indefinite lives and conducts impairment testing annually in the fourth quarter of each fiscal year, or sooner if events and changes in circumstances suggest that the carrying amount may not be recoverable from its estimated future cash flows including market participant assumptions, when available. The review of trademarks and long lived assets is based upon projections of anticipated future undiscounted cash flows. While the Company believes

BERNARD CHAUS, INC. AND SUBSIDIARIES

that its estimates of future cash flows are reasonable, different assumptions regarding such cash flows could materially affect evaluations. To the extent these future projections or the Company’s strategies change, the conclusion regarding impairment may differ from the current estimates. There were no impairment charges for the six months ended December 31, 2011 and January 1, 2011.

Income Taxes:

The Company accounts for income taxes under the asset and liability method in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 740. Deferred income taxes reflect the future tax consequences of differences between the tax bases of assets and liabilities and their financial reporting amounts at year-end. The Company periodically reviews its historical and projected taxable income and considers available information and evidence to determine if it is more likely than not that a portion of the deferred tax assets will be realized. A valuation allowance is established to reduce the deferred tax assets to the amount that is more likely than not to be realized. As of December 31, 2011, July 2, 2011 and January 1, 2011, based upon its evaluation of the Company’s historical and projected results of operations, the current business environment and the magnitude of the net operating loss, the Company recorded a full valuation allowance on its deferred tax assets. If the Company determines that it is more likely than not that a portion of the deferred tax assets will be realized in the future, that portion of the valuation allowance will be reduced and the Company will provide for an income tax benefit in its Statement of Operations at its estimated effective tax rate.

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

Earnings (Loss) Per Share:

Basic earnings (loss) per share have been computed by dividing the applicable net income (loss) by the weighted average number of common shares outstanding. Diluted earnings per share have been computed by dividing the applicable net income by the weighted average number of common shares outstanding and common share equivalents. Options to purchase approximately 125,000 and 754,000 shares of common stock were excluded from the computation of diluted earnings per share for the three and six months ended December 31, 2011 and January 1, 2011, respectively, because their exercise prices were greater than the average market price.

	For the Three Months Ended		For the Six Months Ended
	December 31,	January 1,	December 31,	January 1,
Denominator for loss per share (in millions):	2011	2011	2011	2011

Denominator for basic loss per share weighted-average shares outstanding	37.5	37.5	37.5	37.5
Assumed exercise of potential common shares	-	-	-	-

Denominator for diluted loss per share	37.5	37.5	37.5	37.5

Fair Value of Financial Instruments:

The carrying amounts of financial instruments, including accounts receivable, accounts payable and revolving credit borrowings, approximated fair value due to their short-term maturity or variable interest rates. The notes payable – related party were entered into in January 2012. Going forward it will not be practicable to estimate the fair value of these notes, as they are owed to a stockholder and are of a related-party nature.

BERNARD CHAUS, INC. AND SUBSIDIARIES

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

In December 2011, the FASB issued ASU 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassification of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05, which defers only those changes in ASU 2011-05 related to the presentation of reclassification adjustments in order to allow the FASB time to redeliberate whether to present on the face of the financial statements the effects of the reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. ASU 2011-12 is effective at the same time as ASU 2011-05 and until determined, entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before ASU 2011-05. The Company does not expect the adoption of ASU 2011-12 to have a material impact on the Company’s consolidated financial statements.

2.	Inventories - net

	December 31, 2011	July 2, 2011		January 1, 2011
		(in thousands	)
	(unaudited)	(*)		(unaudited)
Raw materials	$109	$184		$379
Work-in-process	-	7		57
Finished goods	7,589	4,886		6,383

Total	$7,698	$5,077		$6,819

*	Derived from the audited financial statements as of July 2, 2011.

Included in finished goods inventories is merchandise in transit of approximately $3.7 million as of December 31, 2011, $2.8 million as of July 2, 2011 and $3.5 million as of January 1, 2011.

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

BERNARD CHAUS, INC. AND SUBSIDIARIES

The borrowings under the agreement accrue interest at a rate of 3.00% above prime; however, the applicable margin shall revert to the original 2.00% interest rate in the event that the Company achieves two successive quarters of profitable business. The interest rate as of December 31, 2011 was 6.25%. The Company has the option to terminate the agreement with CIT. If the Company terminates the agreement with CIT due to non-performance by CIT of certain of its obligations for a specified period of time, the Company will not be liable for any termination fees. Otherwise, in the event of an early termination by the Company, the Company will be liable for minimum factoring fees.

On December 31, 2011, the Company had $1.2 million of outstanding letters of credit, total availability of approximately $3.2 million and revolving credit borrowings of $4.5 million under the agreement. On January 1, 2011, the Company had $1.1 million of outstanding letters of credit, total availability of approximately $1.1 million and revolving credit borrowings of $7.2 million under the agreement.

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

4.	Notes Payable – Related Party

On January 20, 2012, the Company entered into a Debt Restructuring Agreement with an affiliate of CTG to convert $12 million of accounts payable into two interest-bearing senior unsecured notes payable. One note is in the principal amount of $2 million, matures on September 1, 2013 and is payable in two installments of $250,000 on April 1, 2013 and July 1, 2013 with the remaining balance of $1.5 million due at maturity. The other note is in the principal amount of $10 million (“$10 million Note”), matures on September 1, 2016 and is payable in four quarterly installments of $250,000 beginning July 1, 2014, five quarterly installments of $800,000 beginning July 1, 2015 with the remaining balance of $5 million due at maturity. If no event of default exists under the notes and the principal balance on the $10 million Note is $5,000,000 or less as of September 1, 2016, the $10 million Note can be extended by CTG for an additional two years. Since the notes are considered long-term, they have been reclassified on the accompanying consolidated balance sheet as of December 31, 2011. Both notes accrue interest at 5.25% per annum compounded quarterly beginning January 31, 2012. The notes contain customary representations and warranties, affirmative and negative covenants and events of default.

5.	Deferred Income

The Company has an exclusive supply agreement with CTG. Under this agreement, CTG will act as the exclusive supplier of substantially all merchandise purchased by the Company, in addition to providing sample making and production supervision services. In consideration for the Company appointing CTG as the sole supplier of its merchandise in Asia/China for a term of 10 years, CTG paid the Company an exclusive supply premium of $4.0 million. The Company recorded this premium as deferred income and as of December 31, 2011, $0.4 million of the premium is included in accrued expenses and approximately $2.6 million is considered long-term. The Company will recognize the premium as income on a straight line basis over the 10-year term of the agreement. For each of the three and six months ended December 31, 2011 and January 1, 2011, the Company recognized approximately $0.1 million and $0.2 million respectively of income reduction to cost of goods sold. As of December 31, 2011, July 2, 2011 and January 1, 2011, amounts owed to CTG for merchandise approximated $9.0 million, $17.4 million and $10.3 million, respectively, and are included in accounts payable on the accompanying consolidated balance sheet.

BERNARD CHAUS, INC. AND SUBSIDIARIES

6.	Pension Plan

Components of Net Periodic Benefit Cost

	For the Three Months Ended		For the Six Months Ended
	December 31, 2011	January 1, 2011	December 31, 2011	January 1, 2011
	(Unaudited)
	(In Thousands)
Service cost	$3	$2	$6	$4
Interest cost	31	28	62	56
Expected return on plan assets	(28)	(26)	(56)	(52)
Amortization of net loss	10	9	20	18

Net periodic benefit cost	$16	$13	$32	$26

Employer Contributions

The Company has contributed approximately $14,000 to the plan during the six months ended December 31, 2011 and will be required to contribute an additional 48,000 during the remainder of fiscal 2012.

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

Overview

The Company designs, arranges for the manufacture of and markets an extensive range of women’s career and casual sportswear principally under the VINCE CAMUTO®, JOSEPHINE CHAUS®, JOSEPHINE®, JOSEPHINE STUDIO®, CHAUS®, CHAUS SPORT®, CYNTHIA STEFFE®, SEAMLINE CYNTHIA STEFFE® and CYNTHIA CYNTHIA STEFFE® trademarks and under private label brand names. Our products are sold nationwide through department store chains, specialty retailers, discount stores, wholesale clubs and other retail outlets. On November 18, 2010, the Company entered into the Camuto License Agreement, which grants us an exclusive license to design, manufacture, sell and distribute women’s sportswear and ready-to-wear apparel under the trademark “VINCE CAMUTO®” in approved department stores, specialty retailers and off-price channels in the United States, Canada and Mexico. We began shipping Camuto licensed products in June 2011.

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

BERNARD CHAUS, INC. AND SUBSIDIARIES

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

Results of Operations

The following table sets forth, for the periods indicated, certain items expressed as a percentage of net revenue.

	For the Three Months Ended		For the Six Months Ended
	December 31, 2011	January 1, 2011	December 31, 2011	January 1, 2011
Net Revenue	100.0%	100.0%	100.0%	100.0%
Gross Profit	22.9%	12.2%	25.4%	19.4%
Selling, general and administrative expenses	41.3%	41.5%	34.0%	32.1%
Accrued gain on early termination of license agreement	-%	(6.1)%	-%	(6.5)%
Interest expense	0.5%	1.1%	0.5%	0.8%
Net loss	(19.0)%	(24.3)%	(9.1)%	(7.1)%

Net revenues for the three months ended December 31, 2011 decreased by 7.1%, or $1.2 million, to $15.7 million from $16.9 million for the three months ended January 1, 2011. Units sold decreased by approximately 23.5% and the overall price per unit increased by approximately 20.8%. Our net revenues decreased in our licensed product line by $1.6 million, in our private label product lines by $0.8 million, and in our Cynthia Steffe product lines by $0.8 million, which were partially offset by increases in our Chaus product lines of $2.0 million. The decrease in licensed product revenues reflects the net impact of Vince Camuto licensed product line sales in this year’s quarter versus the terminated Kenneth Cole licensed product sales in last year’s quarter. The decrease in overall licensed product sales in the quarter, year on year, results from eliminated shipments to Kenneth Cole retail and outlets as well as lower shipments to the discount channel, which were partially offset by higher department store sales. The private label revenue decrease was largely a result of the loss of business with two customers during fiscal 2011. The decrease in the Cynthia Steffe product line was largely due to lower shipments to specialty stores and the discount channel. The increase in the Chaus product line revenue was largely reflected in the Chaus Sport product line, which was launched in the second half of last year, and the club channel. The overall increase in the average price per unit was primarily a result of product mix, particularly associated with a higher proportion of overall revenues to the department store channel and to a much lesser extent selective increases in wholesale prices.

Net revenues for the six months ended December 31, 2011 decreased by 14.6%, or $6.5 million, to $38.1 million from $44.6 million for the six months ended January 1, 2011. Units sold decreased by approximately 31.7% and the overall price per unit increased by approximately 24.2%. Our net revenues decreased in our licensed product line by $6.1 million, in our private label product lines by $3.7 million, and in our Cynthia Steffe product lines by $0.4 million, which were partially offset by increases in our Chaus product lines of $3.7 million. The decrease in licensed product revenues reflects the net impact of the launch of the Vince Camuto licensed product line versus the terminated Kenneth Cole licensed product line. The decrease in overall licensed product sales for the six months, year on year, results from eliminated shipments to Kenneth Cole retail and outlets as well as lower shipments to the discount channel, which were partially offset by higher department store sales. The private label revenue decrease was largely a result of the loss of business with two customers during fiscal 2011. The decrease in the Cynthia Steffe product line was reflected in the discount channel. The increase in the Chaus product line revenue was largely reflected in the Chaus Sport product line, which was launched in the second half of last year, and the club channel. The overall increase in the average price per unit was primarily a result of product mix, particularly associated with a higher proportion of overall revenues to the department store channel and to a much lesser extent selective increases in wholesale prices.

BERNARD CHAUS, INC. AND SUBSIDIARIES

Gross profit for the three months ended December 31, 2011 increased by $1.5 million to $3.6 million as compared to $2.1 million for the three months ended January 1, 2011 as a result of an increase in gross profit percentage offset by a decrease in revenues. The increase in gross profit dollars was due to increases in gross profit in our Chaus product lines of $1.0 million, licensed product lines of $0.6 million and in our private label product lines of $0.1 million, which were partially offset by a decrease in our Cynthia Steffe product lines of $0.2 million. As a percentage of sales, gross profit increased to 22.9% for the three months ended December 31, 2011 from 12.2% for the three months ended January 1, 2011. The increase in gross profit percentage reflected a strategic focus on key volume programs to achieve negotiated lower material and production costs, higher wholesale prices, and product mix particularly associated with a higher proportion of overall revenues to the department store channel. This overall improvement was partially offset by costs incurred as a result of shifting domestic production operations to Asia for the Cynthia Steffe product line.

Gross profit for the six months ended December 31, 2011 increased by $1.1 million to $9.7 million as compared to $8.6 million for the six months ended January 1, 2011 as a result of an increase in gross profit percentage offset partially by a decrease in revenues. The increase in gross profit dollars was due to increases in gross profit in our Chaus product lines of $1.9 million and licensed product lines of $0.4 million, which were partially offset by decreases in our private label product lines of $0.7 million and our Cynthia Steffe product lines of $0.5 million. As a percentage of sales, gross profit increased to 25.4% for the six months ended December 31, 2011 from 19.4% for the six months ended January 1, 2011. The increase in gross profit percentage reflected a strategic focus on key volume programs to achieve negotiated lower material and production costs, higher wholesale prices, and product mix particularly associated with a higher proportion of overall revenues to the department store channel. This overall improvement was partially offset by costs incurred as a result of shifting domestic production operations to Asia for the Cynthia Steffe product line.

Selling, general and administrative (“SG&A”) expenses decreased by $0.5 million to $6.5 million for the three months ended December 31, 2011 from $7.0 million for the three months ended January 1, 2011. As a percentage of net revenue, SG&A expenses decreased to 41.3% for the three months ended December 31, 2011 compared to 41.5% for the three months ended January 1, 2011. The decrease in SG&A expenses for the three months ended December 31, 2011 was the result of decreases in marketing and advertising costs of $0.4 million, distribution expenses of $0.2 million and other expenses of $0.2 million, which were offset partially by legal and professional fees pertaining to the proposed Camuto merger. The decrease in marketing, advertising and distribution expenses were due to lower sales volume.

SG&A expenses decreased by $1.3 million to $13.0 million for the six months ended December 31, 2011 from $14.3 million for the six months ended January 1, 2011. As a percentage of net revenue, SG&A expenses increased to 34.0% for the six months ended December 31, 2011 compared to 32.1% for the six months ended January 1, 2011. The decrease in SG&A expenses for the six months ended December 31, 2011 was the result of decreases in payroll and payroll related expenses of $0.4 million, distribution expenses of $0.3 million, marketing and advertising costs of $0.3 million, design related supplies of $0.2 million, and other costs of $0.4 million, which were offset partially by legal fees and professional fees pertaining to the proposed Camuto merger. The decreases in payroll and payroll related expenses were due to staff reductions. The decrease in marketing, advertising and distribution expenses were due to lower sales volume. The decrease in design related supplies was due to tighter management spending controls.

Accrued gain on early termination of the KCP License Agreement, last year, was $1.0 million and $2.9 million for the three and six months ended January 1, 2011 respectively. This gain was based on sales to certain customers as defined in the KCP Termination Agreement.

Interest expense decreased for the three months ended December 31, 2011 to $0.1 million as compared to $0.2 million for the three months ended January 1, 2011. Interest expense decreased for the six months ended December 31, 2011 to $0.2 million as compared to $0.4 million for the six months ended January 1, 2011. The decreases were primarily due to lower bank borrowings.

Our income tax provision for the three and six months ended December 31, 2011 and January 1, 2011 includes provisions for state and local taxes and a deferred provision for the temporary difference associated with the Company’s trademarks.

We periodically review our historical and projected taxable income and consider available information and evidence to determine if it is more likely than not that a portion of the deferred tax assets will be realized. A valuation allowance is established to reduce the deferred tax assets to the amount that is more likely than not to be realized. As of

BERNARD CHAUS, INC. AND SUBSIDIARIES

December 31, 2011 and January 1, 2011, based upon its evaluation of taxable income and the current business environment, we recorded a full valuation allowance on our deferred tax assets including net operating losses (“NOL”). If we determine that a portion of the deferred tax assets will be realized in the future, that portion of the valuation allowance will be reduced and we will provide for an income tax benefit in our Statement of Operations at our estimated effective tax rate. See “Critical Accounting Policies and Estimates” below for more information regarding income taxes and our federal NOL carry-forward.

Financial Position, Liquidity and Capital Resources

General

Net cash used in operating activities was $1.4 million for the six months ended December 31, 2011, as compared to net cash provided by operating activities of $4.2 million for the six months ended January 1, 2011. Net cash used in operating activities for the six months ended December 31, 2011 resulted primarily from a net loss of $3.5 million, an increase in inventories of $2.6 million, and an increase in accounts receivable – factored of $1.2 million, which was partially offset by an increase in accounts payable of $4.3 million and an increase in accrued expenses and other long term liabilities of $1.5 million. Net cash provided by operating activities for the six months ended January 1, 2011 resulted primarily from a decrease in accounts receivable- factored of $9.3 million, which was partially offset by a net loss of $3.2 million and a decrease in accounts payable of $2.2 million. The decrease in accounts receivable-factored of $9.3 million was due to the reduction of sales as well as the timing of shipments for the three months ended January 1, 2011.

Cash used in investing activities for the six months ended December 31, 2011 was $0.5 million compared to $0.2 million in the previous year. The purchases of fixed assets for the six months ended December 31, 2011 consisted primarily of store fixtures for the new Camuto licensed products.

Net cash provided by financing activities of $1.9 million for the six months ended December 31, 2011 resulted from revolving credit borrowings. Net cash used in financing activities of $4.0 million for the six months ended January 1, 2011 resulted from repayments of revolving credit borrowings.

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

The borrowings under the agreement accrue interest at a rate of 3.00% above prime; however, the applicable rate shall revert to the original 2.00% interest rate in the event that we achieve two successive quarters of profitable business. The interest rate as of December 31, 2011 was 6.25%. We have the option to terminate the agreement with CIT. If we terminate the agreement with CIT due to non-performance by CIT of certain of its obligations for a specified period of time, we will not be liable for any termination fees. Otherwise, in the event of an early termination by us, we will be liable for minimum factoring fees.

On December 31, 2011, we had $1.2 million of outstanding letters of credit, total availability of approximately $3.2 million and revolving credit borrowings of $4.5 million under the agreement. On January 1, 2011, we had $1.1 million of outstanding letters of credit, total availability of approximately $1.1 million and revolving credit borrowings of $7.2 million under the agreement.

BERNARD CHAUS, INC. AND SUBSIDIARIES

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

Notes Payable – Related Party

On January 20, 2012, we entered into a Debt Restructuring Agreement with an affiliate of CTG to convert $12 million of accounts payable into two interest-bearing senior unsecured notes payable. One note is in the principal amount of $2 million and matures on September 1, 2013. The other note is in the principal amount of $10 million (“$10 million Note”) and matures on September 1, 2016. If no event of default exists under the notes and the principal balance on the $10 million Note is $5,000,000 or less as of September 1, 2016, the $10 million Note can be extended by CTG for an additional two years. Since the notes are considered long-term, they have been reclassified on the accompanying consolidated balance sheet as of December 31, 2011. Both notes accrue interest at 5.25% per annum compounded quarterly beginning January 31, 2012. Please see Note 4 to the Consolidated Financial Statements included elsewhere in this report for more information regarding the Debt Restructuring Agreement and related notes.

Off-balance Sheet Arrangements

As of December 31, 2011, we do not have any off-balance sheet arrangements except for letters of credit under the agreement with CIT. The borrowings under the letters of credit finance the Company’s operating expenses and are a significant source of liquidity for the Company. For more information about borrowing terms, see “Financing Agreement” discussion above.

Future Financing Requirements

For the six months ended December 31, 2011, we realized losses from operations of $3.5 million, and as of December 31, 2011 we had a working capital deficit of $2.6 million and stockholders’ deficiency of $16.9 million. Our business plan requires the availability of sufficient cash flow and borrowing capacity to finance our product lines and to meet our cash needs. We expect to satisfy such requirements through cash on hand, cash flow from operations and borrowings from our lender. Our fiscal 2012 business plan anticipates improvement from fiscal 2011, primarily by achieving increased revenues and improved gross margin percentages. Our ability to achieve our fiscal 2012 business plan is critical to maintaining adequate liquidity. We rely on CIT, the sole source of our external financing, to borrow money in order to fund our operations. Should CIT cease funding our operations, we may not have sufficient cash flow from operations to meet our liquidity needs. In addition, CTG manufactures the majority of our product on favorable payment terms. In the event CTG terminates the supply agreement or requires a change in the favorable payment terms, we may be unable to locate alternative suppliers in a timely manner or obtain similarly favorable payment terms. For the fiscal year ended July 2, 2011, the KCP License Agreement accounted for approximately 54% of our revenues, and this agreement terminated on June 1, 2011. While we entered into the Camuto License Agreement, there can be no assurance that we will be able to derive revenue from this agreement sufficient to offset the loss in revenue resulting from the termination of the KCP License Agreement. There could be a material adverse effect on our business, liquidity and financial condition should any of the following occur: a) CIT ceases its funding of our operations, b) CTG terminates its supply agreement with us or requires a change in the favorable payment terms, or c) we fail to offset the revenue lost as a result of the termination of the KCP License Agreement.

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

Factoring Agreement and Accounts Receivable — We have a factoring agreement with CIT whereby substantially all of our receivables are factored. The factoring agreement is a non-recourse factoring agreement whereby CIT, based on credit approved orders, assumes the accounts receivable risk of our customers in the event of insolvency or nonpayment. We assume the accounts receivable risk on sales factored to CIT but not approved by CIT as non-recourse which approximated $34,000 as of December 31, 2011, $0.2 million as of July 2, 2011 and $0.5 million as of January 1, 2011. We receive payment on non-recourse factored receivables from CIT as of the earlier of: a) the date that CIT has been paid by our customers; b) the date of the customer’s longest maturity if the customer is in a bankruptcy or insolvency proceedings; or c) the last day of the third month following the customer’s longest maturity date if the receivable remains unpaid. All receivable risks for customer deductions that reduce the customer receivable balances are retained by us, including, but not limited to, allowable customer markdowns, operational chargebacks, disputes, discounts and returns. These deductions totaling approximately $4.1 million as of December 31, 2011, $2.3 million as of July 2, 2011 and $2.5 million as of January 1, 2011, have been recorded as a reduction of either accounts receivable-factored or accounts receivable-net based on the classification of the respective customer balance to which they pertain. We also assume the risk on accounts receivable not factored to CIT, which are shown as Accounts Receivable-net on the accompanying balance sheets.

Inventories — Inventories are stated at the lower of cost or market, cost being determined on the first-in, first-out method. The majority of our inventory purchases are shipped FOB shipping point from our suppliers. We take title and assume the risk of loss when merchandise is received at the boat or airplane overseas. Reserves for slow moving and aged merchandise are provided to adjust inventory costs based on historical experience and current product demand. Inventory reserves were $0.6 million as of December 31, 2011, $0.4 million as of July 2, 2011 and $0.4 million as of January 1, 2011. Inventory reserves are based upon the level of excess and aged inventory and estimated recoveries on the sale of the inventory. While markdowns have been within expectations and the provisions established, we cannot guarantee that we will continue to experience the same level of markdowns as in the past.

Valuation of Long-Lived Assets and Trademarks — Trademarks relate to the Cynthia Steffe trademarks and were determined to have an indefinite life. We conduct impairment testing annually in the fourth quarter of each fiscal year, or sooner if events and changes in circumstances suggest that the carrying amount may not be recoverable from its estimated future cash flows including market participant assumptions, when available. The review of trademarks and long lived assets is based upon projections of anticipated future undiscounted cash flows. While we believe that our estimates of future cash flows are reasonable, different assumptions regarding such cash flows could materially affect evaluations. To the extent these future projections or our strategies change, the conclusion regarding impairment may differ from the current estimates. There were no impairment charges for the six months ended December 31, 2011 and January 1, 2011.

Income Taxes — Results of operations have generated a federal tax NOL carryforward of approximately $59.5 million as of July 2, 2011. Approximately 15% of the Company’s NOL carryforward expires in 2012. Generally accepted accounting principles require that we record a valuation allowance against the deferred tax asset associated with this NOL if it is “more likely than not” that we will not be able to utilize it to offset future taxable income. As of December 31, 2011, based upon its evaluation of our historical and projected results of operations, the current business

BERNARD CHAUS, INC. AND SUBSIDIARIES

environment and the magnitude of the NOL, we recorded a full valuation allowance on our deferred tax assets including NOLs. The provision for income taxes primarily relates to provisions for state and local taxes and a deferred provision for temporary differences associated with indefinite lived intangibles. It is possible, however, that we could be profitable in the future at levels which cause us to conclude that it is more likely than not we will realize all or a portion of the NOL carryforward. Upon reaching such a conclusion, we would record the estimated net realizable value of the deferred tax asset at that time and would then provide for income taxes at a rate equal to our combined federal and state effective rates. Subsequent revisions to the estimated net realizable value of the deferred tax asset could cause our provision for income taxes to vary from period to period, although our cash tax payments would remain unaffected until the benefit of the NOL is utilized.

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

Each fiscal quarter the Company carries out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chairwoman and Chief Executive Officer (“CEO”) and the Company’s CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based on this evaluation, our management, with the participation of the CEO and CFO, concluded that, as of December 31, 2011, our internal controls over financial reporting were effective.

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

BERNARD CHAUS, INC. AND SUBSIDIARIES

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

101

The following materials from the quarterly report on this Form 10-Q for the quarter ended December 31, 2011 formatted in Extensible Business Reporting Language (XBRL) include: (i) Unaudited Consolidated Balance Sheet, (ii) Unaudited Consolidated Statement of Operations, (iii) Unaudited Consolidated Statement of Cash Flows and (iv) Notes to the Unaudited Consolidated Financial Statements tagged as blocks of text.

BERNARD CHAUS, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BERNARD CHAUS, INC.

Date:	February 14, 2012	By:	/s/ Josephine Chaus
Josephine Chaus
Chairwoman of the Board, and Chief Executive Officer

Date:	February 14, 2012	By:	/s/ William P.Runge
William P. Runge
Interim Chief Financial Officer