Form 10-Q
period 2012-03-31
CHAUS BERNARD INC
filed 2012-05-15
CIK 793983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2012.

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

☐	Large accelerated filer	☐	Accelerated filer

☐	Non-accelerated filer (Do not check if a smaller reporting company)	☒	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Date	Class	Shares Outstanding

May 15, 2012	Common Stock, $0.01 par value	37,481,373

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

BERNARD CHAUS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except number of shares and per share amounts)

	xxxxxxxxxxxxx	xxxxxxxxxxxxx	xxxxxxxxxxxxx
	March 31, 2012	July 2, 2011	April 2, 2011
	(Unaudited)	( * )	(Unaudited)
Assets
Current Assets
Cash	$3	$3	$3
Accounts receivable – factored	17,923	6,466	14,467
Accounts receivable – net	1,375	1,004	1,648
Inventories – net	7,100	5,077	5,235
Prepaid expenses and other current assets	243	1,476	1,356

Total current assets	26,644	14,026	22,709
Fixed assets – net	1,714	1,159	936
Other assets	-	-	3
Trademarks	1,000	1,000	1,000

Total assets	$29,358	$16,185	$24,648

Liabilities and Stockholders’ Deficiency
Current Liabilities
Revolving credit borrowings	$7,517	$2,577	$9,966
Accounts payable	20,191	20,605	19,067
Accrued expenses	3,694	1,473	1,158

Total current liabilities	31,402	24,655	30,191
Notes payable – related party	12,000	-	-
Deferred income	2,534	2,834	2,934
Other long term liabilities	1,986	1,927	1,851
Deferred income taxes	220	200	193

Total liabilities	48,142	29,616	35,169
Commitments and Contingencies
Stockholders’ Deficiency
Preferred stock, $.01 par value, authorized shares – 1,000,000; issued and outstanding shares – none	—	—	—
Common stock, $.01 par value, authorized shares – 50,000,000; issued shares – 37,543,643 at March 31, 2012, July 2, 2011 and April 2, 2011	375	375	375
Additional paid-in capital	133,443	133,443	133,440
Deficit	(150,037)	(144,684)	(141,516)
Accumulated other comprehensive loss	(1,085)	(1,085)	(1,040)
Less: Treasury stock at cost – 62,270 shares at March 31, 2012 and July 2, 2011 and 3,062,270 at April 2, 2011	(1,480)	(1,480)	(1,780)

Total stockholders’ deficiency	(18,784)	(13,431)	(10,521)

Total liabilities and stockholders’ deficiency	$29,358	$16,185	$24,648

(*) Derived from audited financial statements at July 2, 2011.

See accompanying notes to consolidated financial statements.

BERNARD CHAUS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	For the Three Months Ended		For the Nine Months Ended
	March 31, 2012	April 2, 2011	March 31, 2012	April 2, 2011
	(Unaudited)
Net revenue	$27,467	$23,260	$65,540	$67,885
Cost of goods sold	20,528	18,812	48,917	54,790

Gross profit	6,939	4,448	16,623	13,095
Selling, general and administrative expenses	8,166	6,956	20,750	21,262
Merger related costs	415	-	782	-
Accrued gain on early termination of license agreement	-	(1,165)	-	(4,055)

Loss from operations	(1,642)	(1,343)	(4,909)	(4,112)

Interest expense	223	163	418	541

Loss before income tax provision	(1,865)	(1,506)	(5,327)	(4,653)
Income tax provision	8	12	26	36

Net loss	$(1,873)	$(1,518)	$(5,353)	$(4,689)

Basic loss per share	$(0.05)	$(0.04)	$(0.14)	$(0.13)

Diluted loss per share	$(0.05)	$(0.04)	$(0.14)	$(0.13)

Weighted average number of shares outstanding- basic	37,481,000	34,514,000	37,481,000	36,492,000

Weighted average number of common and common equivalent shares outstanding- diluted	37,481,000	34,514,000	37,481,000	36,492,000

See accompanying notes to consolidated financial statements.

BERNARD CHAUS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	xxxxxxxxxxxx	xxxxxxxxxxxx
	For the Nine Months Ended
	March 31, 2012	April 2, 2011
	(Unaudited)

Operating Activities
Net loss	$(5,353)	$(4,689)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	299	275
Loss on disposal of fixed assets	37	-
Amortization of deferred income	(300)	(300)
Deferred rent expense	44	78
Deferred income taxes	20	20
Changes in operating assets and liabilities:
Accounts receivable–factored	(11,457)	4,937
Accounts receivable	(371)	141
Inventories	(2,023)	3,611
Prepaid expenses and other assets	1,233	(820)
Accounts payable	11,586	(332)
Accrued expenses and other long term liabilities	2,236	(1,109)

Net cash provided by (used in) operating activities	(4,049)	1,812

Investing Activities
Purchases of fixed assets	(891)	(304)

Cash used in investing activities	(891)	(304)

Financing Activities
Net proceeds from (repayments of) revolving credit borrowings	4,940	(1,209)
Purchase of treasury stock	—	(600)
Proceeds from reissuance of treasury stock	—	300

Net cash provided by (used in) financing activities	4,940	(1,509)

Decrease in cash	—	(1)
Cash, beginning of year	3	4

Cash, end of period	$3	$3

Supplemental Disclosure of Cash Flow Information:
Cash paid for:
Taxes	$4	$13

Interest	$335	$499

Supplemental Disclosure of Non-Cash Investing and Financing Activities:

In January 2012, the Company converted $12 million of accounts payable into two notes payable (see Note 4).

See accompanying notes to consolidated financial statements.

BERNARD CHAUS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Nine Months Ended March 31, 2012 and April 2, 2011

1. Business and Summary of Significant Accounting Policies

Business:

Bernard Chaus, Inc. (the “Company” or “Chaus”) designs, arranges for the manufacture of and markets an extensive range of women’s career and casual sportswear principally under the VINCE CAMUTO®, JOSEPHINE CHAUS®, JOSEPHINE®, JOSEPHINE STUDIO®, CHAUS®, CHAUS SPORT®, CYNTHIA STEFFE®, SEAMLINE CYNTHIA STEFFE® and CYNTHIA CYNTHIA STEFFE® trademarks and under private label brand names. The Company’s products are sold nationwide through department store chains, specialty retailers, discount stores, wholesale clubs and other retail outlets. The Company’s CHAUS product lines sold through the department store channels are in the opening price points of the “better” category. The Company’s CYNTHIA STEFFE product lines are upscale contemporary women’s apparel lines sold through department stores and specialty stores. The Company’s private label product lines are designed and sold to various customers. On November 18, 2010, the Company entered into a trademark license agreement (“Camuto License Agreement”) with Camuto Consulting, Inc. d/b/a Camuto Group (“Camuto”). This agreement grants the Company an exclusive license to design, manufacture, sell and distribute women’s sportswear and ready-to-wear apparel under the trademark VINCE CAMUTO® in approved department stores, specialty retailers and off-price channels in the United States, Canada and Mexico. The Company began shipping Camuto licensed products in June 2011.

The Company had a license agreement (the “KCP License Agreement”) with Kenneth Cole Productions, Inc. (“KCP”) to manufacture and sell women’s sportswear under various labels. On October 19, 2010, the Company entered into an agreement with KCP (the “KCP Termination Agreement”) pursuant to which the KCP License Agreement terminated on June 1, 2011.

Recent Developments:

On April 3, 2012, the Company entered into an Agreement and Plan of Merger (“Merger Agreement”) with Camuto, Camuto Merger Sub, Inc., a New York corporation and a wholly owned subsidiary of Camuto (“Investor Newco”), Josephine Chaus, the Company’s chief executive officer and chairwoman, and certain family members and entities associated with Mrs. Chaus (collectively, the “Family Shareholders”), and BC Family Merger Corp., a New York corporation beneficially owned by the Family Shareholders (“Family Newco”), providing for the merger (the “Merger”) of Investor Newco and Family Newco with and into the Company, with the Company surviving the Merger. The Merger Agreement was approved by the Company’s Board of Directors (the “Board”), acting upon the unanimous recommendation of the special committee composed of independent directors of the Board.

Prior to the Merger, the Family Shareholders will contribute all of their shares of Company common stock to Family Newco in exchange for shares of Family Newco, and Camuto will contribute all of its shares of Company common stock to Investor Newco in exchange for shares of Investor Newco. At the effective time of the Merger, each share of Company common stock issued and outstanding immediately prior to the effective time (other than shares owned by (i) Family Newco and Investor Newco or (ii) shareholders who have properly exercised and perfected appraisal rights under New York law) will be converted automatically into the right to receive $0.21 in cash (the “Per Share Merger Consideration”), without interest. Each share of Family Newco and Investor Newco will be converted into one share of Company common stock. As a result of the Merger, all of the shares of the common stock of the Company will be owned by the Family Shareholders and Camuto, and the other shareholders of the Company immediately prior to the Merger will be entitled to receive the Per Share Merger Consideration. More information can be found in the Form 8-K filed by the Company on April 5, 2012.

BERNARD CHAUS, INC. AND SUBSIDIARIES

The Merger must be approved by 2/3 of the Company’s shareholders. The Company plans to call a special meeting of the shareholders to vote on the proposed Merger, and has filed the preliminary proxy statement on April 13, 2012.

On September 29, 2011, the Company was served with a summons and complaint in connection with a purported shareholder class action lawsuit relating to Camuto’s merger proposal. The lawsuit was filed in the Supreme Court of the State of New York and alleges, among other things, breach of fiduciary duties by certain current and prior directors of the Company. On April 3, 2012, the Company entered into a memorandum of understanding with Kenneth Braun, the Plaintiff in the putative class action, and with Dr. Barry Berkowitz, the owner of 4,688,591 shares of Company common stock, providing for the litigation to be settled with prejudice and for Dr. Berkowitz to support the Merger, so long as it has the approval of the Board. The memorandum of understanding is, among other things, subject to court approval and is attached as an exhibit to the Form 8-K filed by the Company on April 5, 2012.

In January 2012, the Company negotiated and signed a Debt Restructuring Agreement with an affiliate of China Ting Group Holdings Limited (“CTG”), a supplier and stockholder of the Company, to convert approximately $12 million of debt owed by the Company to CTG from accounts payable into a new interest-bearing debt obligation memorialized by two notes payable (see Note 4).

The Merger has not yet been approved by the shareholders of the Company. There is no assurance that any transactions or agreements contemplated by the Merger Agreement will take place or be entered into by the Company. In addition, the memorandum of understanding with Kenneth Braun and Barry Berkowitz has not yet been approved by the court, and therefore the Company cannot ensure settlement of the pending litigation or the terms of any such settlement.

Liquidity:

For the nine months ended March 31, 2012, the Company realized losses from operations of $5.4 million and as of March 31, 2012 had a working capital deficit of $4.8 million and stockholders’ deficiency of $18.8 million. The Company’s business plan requires the availability of sufficient cash flow and borrowing capacity to finance its product lines and to meet its cash needs. The Company expects to satisfy such requirements through cash on hand, cash flow from operations and borrowings from its lender. The Company’s fiscal 2012 business plan anticipates improvement from fiscal 2011, primarily by achieving increased revenues and improved gross margin percentages. The Company’s ability to achieve its fiscal 2012 business plan is critical to maintaining adequate liquidity. The Company relies on CIT, the sole source of its external financing, to borrow money in order to fund its operations. Should CIT cease funding its operations, the Company may not have sufficient cash flow from operations to meet its liquidity needs. In addition, CTG manufactures the majority of the Company’s product on favorable payment terms. In the event CTG terminates the supply agreement with the Company or requires a change in the favorable payment terms, the Company may be unable to locate alternative suppliers in a timely manner or obtain similarly favorable payment terms. For the fiscal year ended July 2, 2011, the KCP License Agreement accounted for approximately 54% of the Company’s revenues, and this agreement terminated on June 1, 2011. While the Company entered into the Camuto License Agreement, there can be no assurance that it will be able to derive revenue from this agreement sufficient to offset the loss in revenue resulting from the termination of the KCP License Agreement. There could be a material adverse effect on the Company’s business, liquidity and financial condition should any of the following occur: a) CIT ceases its funding of the Company’s operations, b) CTG terminates its supply agreement with the Company or requires a change in the favorable payment terms, or c) the Company fails to offset the revenue lost as a result of the termination of the KCP License Agreement.

Basis of Presentation:

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended March 31, 2012 are not necessarily indicative of the results that

BERNARD CHAUS, INC. AND SUBSIDIARIES

may be expected for the year ending June 30, 2012 or any other period. The balance sheet as of July 2, 2011 is based on the audited financial statements as of that date. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended July 2, 2011.

Fiscal Year:

The Company reports on a fifty-two/fifty-three week fiscal year-end. The three and nine months ended March 31, 2012 and April 2, 2011 each contained 13 and 39 weeks respectively.

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

Factoring Agreement and Accounts Receivable:

The Company has a financing agreement with CIT that includes a non-recourse factoring arrangement that provides notification factoring on substantially all of the Company’s sales. CIT, based on credit approved orders, assumes the accounts receivable risk of the Company’s customers in the event of insolvency or non-payment. The Company assumes the accounts receivable risk on sales factored to CIT but not approved by CIT as non-recourse factored receivables, which approximated $0.2 million as of March 31, 2012, $0.2 million as of July 2, 2011, and $0.4 million as of April 2, 2011. The Company receives payment on non-recourse factored receivables from CIT as of the earliest of: a) the date that CIT has been paid by the Company’s customers; b) the date of the customer’s longest maturity if the customer is in bankruptcy or insolvency proceedings; or c) the last day of the third month following the customer’s longest maturity date if the receivable remains unpaid. All other receivable risks for customer deductions that reduce the customer receivable balances are retained by the Company, including, but not limited to, allowable customer markdowns, operational chargebacks, disputes, discounts, and returns. These deductions, totaling $3.3 million as of March 31, 2012, $2.3 million as of July 2, 2011 and $2.0 million as of April 2, 2011, have been recorded as a reduction of either accounts receivable – factored or accounts receivable – net based upon the classification of the respective customer balance to which they pertain. The Company also assumes the risk on accounts receivable not factored to CIT, which is shown as accounts receivable-net on the accompanying balance sheets.

BERNARD CHAUS, INC. AND SUBSIDIARIES

Inventories:

Inventories are stated at the lower of cost or market, cost being determined on the first-in, first-out method. The majority of the Company’s inventory purchases are shipped FOB shipping point from the Company’s suppliers. The Company takes title, assumes the risk of loss and records inventory when the merchandise is received at the boat or airplane overseas. Reserves for slow moving and aged merchandise are provided to write down inventory costs to net realizable value based on historical experience and current product demand. Inventory reserves were approximately $0.5 million as of March 31, 2012, $0.4 million as of July 2, 2011 and $0.4 million as of April 2, 2011. Inventory reserves are based upon the level of excess and aged inventory and the Company’s estimated recoveries on the sale of the inventory. While markdowns have been within expectations and the provisions established, the Company cannot guarantee that it will continue to experience the same level of markdowns as in the past.

Long-Lived Assets and Trademarks:

Trademarks relate to the Cynthia Steffe trademarks and were determined to have an indefinite life. The Company does not amortize assets with indefinite lives and conducts impairment testing annually in the fourth quarter of each fiscal year, or sooner if events and changes in circumstances suggest that the carrying amount may not be recoverable from its estimated future cash flows including market participant assumptions, when available. The review of trademarks and long lived assets is based upon projections of anticipated future undiscounted cash flows. While the Company believes that its estimates of future cash flows are reasonable, different assumptions regarding such cash flows could materially affect evaluations. To the extent these future projections or the Company’s strategies change, the conclusion regarding impairment may differ from the current estimates. There were no impairment charges for the nine months ended March 31, 2012 and April 2, 2011.

Income Taxes:

The Company accounts for income taxes under the asset and liability method in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 740. Deferred income taxes reflect the future tax consequences of differences between the tax bases of assets and liabilities and their financial reporting amounts at year-end. The Company periodically reviews its historical and projected taxable income and considers available information and evidence to determine if it is more likely than not that a portion of the deferred tax assets will be realized. A valuation allowance is established to reduce the deferred tax assets to the amount that is more likely than not to be realized. As of March 31, 2012, July 2, 2011 and April 2, 2011, based upon its evaluation of the Company’s historical and projected results of operations, the current business environment and the magnitude of the net operating loss, the Company recorded a full valuation allowance on its deferred tax assets. If the Company determines that it is more likely than not that a portion of the deferred tax assets will be realized in the future, that portion of the valuation allowance will be reduced and the Company will provide for an income tax benefit in its Statement of Operations at its estimated effective tax rate.

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

Earnings (Loss) Per Share:

Basic earnings (loss) per share have been computed by dividing the applicable net income (loss) by the weighted average number of common shares outstanding. Diluted earnings per share have been computed by dividing the applicable net income by the weighted average number of common shares outstanding and common share equivalents. Options to purchase approximately 125,000 and 689,000 shares of common stock were excluded from the computation of diluted earnings per share for the three and nine months ended March 31, 2012 and April 2, 2011, respectively, because their exercise prices were greater than the average market price.

BERNARD CHAUS, INC. AND SUBSIDIARIES

	For the Three Months Ended		For the Nine Months Ended
	March 31,	April 2,	March 31,	April 2,
Denominator for loss per share (in millions):	2012	2011	2012	2011
Denominator for basic loss per share weighted-average shares outstanding	37.5	34.5	37.5	36.5
Assumed exercise of potential common shares	-	-	-	-

Denominator for diluted loss per share	37.5	34.5	37.5	36.5

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

BERNARD CHAUS, INC. AND SUBSIDIARIES

2. Inventories - net

	March 31, 2012	July 2, 2011	April 2, 2012
		(in thousands)
	(unaudited)	(*)	(unaudited)
Raw materials	$89	$184	$288
Work-in-process	-	7	104
Finished goods	7,011	4,886	4,843

Total	$7,100	$5,077	$5,235

*	Derived from the audited financial statements as of July 2, 2011.

Included in finished goods inventories is merchandise in transit of approximately $3.5 million as of March 31, 2012, $2.8 million as of July 2, 2011 and $1.7 million as of April 2, 2011.

3. Financing Agreements

The Company has a financing agreement with CIT (the “CIT Financing Agreement”) that permits CIT to make loans and advances on a revolving basis at CIT’s “Sole Discretion,” which is defined as “the sole and absolute discretion exercised in good faith in accordance with customary business practices for similarly situated asset-based lenders in comparable asset-based lending transactions.” Borrowings are based on a borrowing base formula, as defined, and include a sublimit in the amount of $2 million for the issuance of letters of credit. The Company’s obligations under the agreement are secured by a first priority lien on substantially all of the Company’s assets, including the Company’s accounts receivable, inventory, intangibles, equipment, and trademarks, and a pledge of the Company’s interest in its subsidiaries. The agreement had an original maturity of September 30, 2011 with automatic annual extensions to September 30th (“Anniversary Date”) unless terminated by CIT with written notice at least sixty days in advance of the Anniversary Date. No such termination notice has been received by the Company from CIT.

The borrowings under the agreement accrue interest at a rate of 3.00% above prime; however, the applicable margin shall revert to the original 2.00% interest rate in the event that the Company achieves two successive quarters of profitable business. The interest rate as of March 31, 2012 was 6.25%. The Company has the option to terminate the agreement with CIT. If the Company terminates the agreement with CIT due to non-performance by CIT of certain of its obligations for a specified period of time, the Company will not be liable for any termination fees. Otherwise, in the event of an early termination by the Company, the Company will be liable for minimum factoring fees.

On March 31, 2012, the Company had $1.2 million of outstanding letters of credit, total availability of approximately $8.4 million and revolving credit borrowings of $7.5 million under the agreement. On April 2, 2011, the Company had $1.1 million of outstanding letters of credit, total availability of approximately $1.1 million, and $10.0 million of revolving credit borrowings, including a short-term extension of $0.3 million.

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

BERNARD CHAUS, INC. AND SUBSIDIARIES

4. Notes Payable – Related Party

On January 20, 2012, the Company entered into a Debt Restructuring Agreement with an affiliate of CTG to convert $12 million of accounts payable into two interest-bearing senior unsecured notes payable. One note is in the principal amount of $2 million, matures on September 1, 2013 and is payable in two installments of $250,000 on April 1, 2013 and July 1, 2013 with the remaining balance of $1.5 million due at maturity. The other note is in the principal amount of $10 million (“$10 million Note”), matures on September 1, 2016 and is payable in four quarterly installments of $250,000 beginning July 1, 2014, five quarterly installments of $800,000 beginning July 1, 2015 with the remaining balance of $5 million due at maturity. If no event of default exists under the notes and the principal balance on the $10 million Note is $5,000,000 or less as of September 1, 2016, the $10 million Note can be extended by CTG for an additional two years. Both notes accrue interest at 5.25% per annum compounded quarterly beginning January 31, 2012. At March 31, 2012, there was approximately $53,000 of accrued interest related to the notes included in accrued expenses on the accompanying consolidated balance sheet. The notes contain customary representations and warranties, affirmative and negative covenants and events of default.

5. Deferred Income

The Company has an exclusive supply agreement with CTG. Under this agreement, CTG will act as the exclusive supplier of substantially all merchandise purchased by the Company, in addition to providing sample making and production supervision services. In consideration for the Company appointing CTG as the sole supplier of its merchandise in Asia/China for a term of 10 years, CTG paid the Company an exclusive supply premium of $4.0 million. The Company recorded this premium as deferred income and as of March 31, 2012, $0.4 million of the premium is included in accrued expenses and approximately $2.5 million is considered long-term. The Company will recognize the premium as income on a straight line basis over the 10-year term of the agreement. For each of the three and nine months ended March 31, 2012 and April 2, 2011, the Company recognized approximately $0.1 million and $0.3 million respectively of income as a reduction to cost of goods sold. As of March 31, 2012, July 2, 2011 and April 2, 2011, amounts owed to CTG for merchandise approximated $15.5 million, $17.4 million and $13.2 million, respectively, and are included in accounts payable on the accompanying consolidated balance sheet.

6. Pension Plan

Components of Net Periodic Benefit Cost

	For the Three Months Ended		For the Nine Months Ended
	March 31, 2012	April 2, 2011	March 31, 2012	April 2, 2011
		(Unaudited)
		(In Thousands)
Service cost	$3	$2	$9	$6
Interest cost	31	28	93	84
Expected return on plan assets	(28)	(26)	(84)	(78)
Amortization of net loss	10	9	30	27

Net periodic benefit cost	$16	$13	$48	$39

Employer Contributions

The Company has contributed approximately $32,000 to the plan during the nine months ended March 31, 2012 and will be required to contribute an additional $30,000 during the remainder of fiscal 2012.

BERNARD CHAUS, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

Certain statements contained herein are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that have been made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements are indicated by words or phrases such as “anticipate,” “estimate,” “project,” “expect,” “believe,” “may,” “could,” “would,” “plan,” “intend” and similar words or phrases. Such statements are based on current expectations and are subject to certain risks, uncertainties and assumptions, including, but not limited to, the overall level of consumer spending on apparel; the financial strength of the retail industry generally and our customers in particular; changes in trends in the market segments in which we compete and our ability to gauge and respond to changing consumer demands and fashion trends; the level of demand for our products; our dependence on our major department store customers; the success of the Camuto License Agreement; the highly competitive nature of the fashion industry; our ability to satisfy our cash flow needs, including the cash requirements under the Camuto License Agreement; our ability to achieve our business plan and have adequate access to capital; our ability to operate within production and delivery constraints, including the risk of failure of manufacturers and our exclusive supplier to deliver products in a timely manner or to quality standards; the ability and willingness of our exclusive supplier to continue to supply product to us on favorable payment terms; our ability to meet the requirements of the Camuto License Agreement; our ability to source product in an environment of high volatility and inflationary pressures on prices of labor and raw materials; our ability to attract and retain qualified personnel; and changes in economic or political conditions in the markets where we sell or source our products, including war and terrorist activities and their effects on shopping patterns, as well as other risks and uncertainties set forth in the Company’s publicly-filed documents, including this Quarterly Report on Form 10-Q. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected.

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

On April 3, 2012, the Company entered into an Agreement and Plan of Merger (“Merger Agreement”) with Camuto, Camuto Merger Sub, Inc., a New York corporation and a wholly owned subsidiary of Camuto (“Investor Newco”), Josephine Chaus, the Company’s chief executive officer and chairwoman, and certain family members and

BERNARD CHAUS, INC. AND SUBSIDIARIES

entities associated with Mrs. Chaus (collectively, the “Family Shareholders”), and BC Family Merger Corp., a New York corporation beneficially owned by the Family Shareholders (“Family Newco”), providing for the merger (the “Merger”) of Investor Newco and Family Newco with and into the Company, with the Company surviving the Merger. The Merger Agreement was approved by the Company’s Board of Directors (the “Board”), acting upon the unanimous recommendation of the special committee composed of independent directors of the Board. The Merger must be approved by 2/3 of the Company’s shareholders. The Company plans to call a special meeting of the shareholders to vote on the proposed Merger, and has filed the preliminary proxy statement on April 13, 2012. Please see Note 1 to the Consolidated Financial Statements included elsewhere in this report for more information.

In January 2012, the Company negotiated and signed a Debt Restructuring Agreement with an affiliate of China Ting Group Holdings Limited (“CTG”), a supplier and stockholder of the Company, to convert approximately $12 million of debt owed by the Company to CTG from accounts payable into a new interest-bearing debt obligation memorialized by two notes payable. Please see Note 4 to the Consolidated Financial Statements included elsewhere in this report for more information.

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

Results of Operations

The following table sets forth, for the periods indicated, certain items expressed as a percentage of net revenue.

	For the Three Months Ended		For the Nine Months Ended
	March 31,	April 2,	March 31,	April 2,
	2012	2011	2012	2011
Net Revenue	100.0%	100.0%	100.0%	100.0%
Gross Profit	25.3%	19.1%	25.4%	19.3%
Selling, general and administrative expenses	29.7%	29.9%	31.7%	31.3%
Merger related costs	1.5%	-%	-%	-%
Accrued gain on early termination of license agreement	-%	(5.0) %	-%	(6.0) %
Interest expense	0.8%	0.7%	0.6%	0.8%
Net loss	(6.8)%	(6.5)%	(8.2)%	(6.9)%

Net revenues for the three months ended March 31, 2012 increased by 18.1%, or $4.2 million, to $27.5 million from $23.3 million for the three months ended April 2, 2011. Units sold decreased by approximately 9.2% and the overall price per unit increased by approximately 28.2%. Our net revenues increased in our Chaus product lines by $4.6 million and in our Cynthia Steffe product lines by $2.2 million, partially offset by decreases in our licensed product line by $1.9 million, and in our private label product lines by $0.7 million. The increase in the Chaus product line revenue was largely reflected in the special make and club channels. The increase in the Cynthia Steffe product line was primarily reflected in the special make and discount channel. The decrease in licensed product revenues reflects the net impact of Vince Camuto licensed product line sales in this year’s quarter versus the terminated Kenneth Cole licensed product sales in last year’s quarter. The decrease in overall licensed product sales in the quarter, year on year, results from eliminated shipments to Kenneth Cole retail and outlets as well as to the club channel, which were partially offset by higher department store sales. The private label revenue decrease was largely a result of the loss of business with two customers during the latter part of fiscal 2011. The overall increase in the average price per unit was primarily a result of product mix, particularly associated with a higher proportion of overall revenues to the department store channel and to a lesser extent selective increases in wholesale prices.

BERNARD CHAUS, INC. AND SUBSIDIARIES

Net revenues for the nine months ended March 31, 2012 decreased by 3.5%, or $2.3 million, to $65.5 million from $67.9 million for the nine months ended April 2, 2011. Units sold decreased by approximately 23.3% and the overall price per unit increased by approximately 24.5%. Our net revenues decreased in our licensed product line by $8.0 million and in our private label product lines by $4.0 million, which were partially offset by increases in our Chaus product lines of $8.3 million, and in our Cynthia Steffe product lines by $1.4 million. The decrease in licensed product revenues reflects the net impact of the launch of the Vince Camuto licensed product line versus the terminated Kenneth Cole licensed product line. The decrease in overall licensed product sales for the nine months, year on year, results from eliminated shipments to Kenneth Cole retail and outlets as well as to the club channel, which were partially offset by higher department store sales. The private label revenue decrease was largely a result of the loss of business with two customers during the latter part of fiscal 2011. The increase in the Chaus product line revenue was reflected across all channels. The increase in the Cynthia Steffe product line was primarily reflected in the special make channel. The overall increase in the average price per unit was primarily a result of product mix, particularly associated with a higher proportion of overall revenues to the department store channel and to a lesser extent selective increases in wholesale prices.

Gross profit for the three months ended March 31, 2012 increased by $2.5 million to $6.9 million as compared to $4.4 million for the three months ended April 2, 2011 as a result of an increase in gross profit percentage and an increase in revenues. The increase in gross profit dollars was primarily reflected in our Chaus product lines of $1.9 million and licensed product lines of $0.6 million. As a percentage of sales, gross profit increased to 25.3% for the three months ended March 31, 2012 from 19.1% for the three months ended April 2, 2011. The increase in gross profit percentage reflected a strategic focus on key volume programs to achieve negotiated lower material and production costs, higher wholesale prices, product mix particularly associated with a higher proportion of overall revenues to the department store channel, and selective increases in wholesale prices.

Gross profit for the nine months ended March 31, 2012 increased by $3.5 million to $16.6 million as compared to $13.1 million for the nine months ended April 2, 2011 as a result of an increase in gross profit percentage offset partially by a decrease in revenues. The increase in gross profit dollars was primarily reflected in our Chaus product lines of $3.7 million and licensed product lines of $0.9 million, which were partially offset by decreases in our private label product lines of $0.6 million and our Cynthia Steffe product lines of $0.5 million. As a percentage of sales, gross profit increased to 25.4% for the nine months ended March 31, 2012 from 19.3% for the nine months ended April 2, 2011. The increase in gross profit percentage reflected a strategic focus on key volume programs to achieve negotiated lower material and production costs, product mix particularly associated with a higher proportion of overall revenues to the department store channel, and selective increases in wholesale prices.

Selling, general and administrative (“SG&A”) expenses increased by $1.2 million to $8.2 million for the three months ended March 31, 2012 from $7.0 million for the three months ended April 2, 2011. As a percentage of net revenue, SG&A expenses decreased to 29.7% for the three months ended March 31, 2012 compared to 29.9% for the three months ended April 2, 2011. The increase in SG&A expenses for the three months ended March 31, 2012 was the result of increases in marketing and advertising costs of $0.7 million and restructuring costs due to the closing of a location related to the Cynthia Steffe line of $0.5 million. Increases in marketing and advertising costs reflect the combined effects of increased spending this year for the Vince Camuto licensed brand and decreased spending last year related to the terminated Kenneth Cole licensed brand.

SG&A expenses decreased by $0.5 million to $20.8 million for the nine months ended March 31, 2012 from $21.3 million for the nine months ended April 2, 2011. As a percentage of net revenue, SG&A expenses increased to 31.7% for the nine months ended March 31, 2012 compared to 31.3% for the nine months ended April 2, 2011. The decrease in SG&A expenses for the nine months ended March 31, 2012 was largely the result of payroll and payroll related expenses of $1.2 million, partially offset by restructuring costs due to the closing of a location related to the Cynthia Steffe line of $0.5 million and increases in marketing and advertising costs of $0.4 million. The decreases in payroll and payroll related expenses were due to staff reductions. Increases in marketing and advertising costs reflect the combined effects of increased spending this year to launch the Vince Camuto licensed brand and decreased spending last year related to the terminated Kenneth Cole licensed brand.

BERNARD CHAUS, INC. AND SUBSIDIARIES

Merger related costs of $0.4 million and $0.8 million for the three and nine months ended March 31, 2012, respectively, were due to the Camuto merger proposal and primarily related to legal and professional fees.

Accrued gain on early termination of the KCP License Agreement last year was $1.2 million and $4.1 million for the three and nine months ended March 31, 2012, respectively. This gain was based on sales to certain customers as defined in the KCP Termination Agreement.

Interest expense for both the three months ended March 31, 2012 and April 2, 2011 was $0.2 million. Interest expense decreased for the nine months ended March 31, 2012 to $0.4 million as compared to $0.5 million for the nine months ended April 2, 2011. The decrease was primarily due to lower bank borrowings partially offset by interest due to CTG under the new notes.

Our income tax provision for the three and nine months ended March 31, 2012 and April 2, 2011 includes provisions for state and local taxes and a deferred provision for the temporary difference associated with the Company’s trademarks.

We periodically review our historical and projected taxable income and consider available information and evidence to determine if it is more likely than not that a portion of the deferred tax assets will be realized. A valuation allowance is established to reduce the deferred tax assets to the amount that is more likely than not to be realized. As of March 31, 2012 and April 2, 2011, based upon its evaluation of taxable income and the current business environment, we recorded a full valuation allowance on our deferred tax assets including net operating losses (“NOL”). If we determine that a portion of the deferred tax assets will be realized in the future, that portion of the valuation allowance will be reduced and we will provide for an income tax benefit in our Statement of Operations at our estimated effective tax rate. See “Critical Accounting Policies and Estimates” below for more information regarding income taxes and our federal NOL carry-forward.

Financial Position, Liquidity and Capital Resources

General

Net cash used in operating activities was $4.0 million for the nine months ended March 31, 2012, as compared to net cash provided by operating activities of $1.8 million for the nine months ended April 2, 2011. Net cash used in operating activities for the nine months ended March 31, 2012 resulted primarily from an increase in accounts receivable- factored of $11.5 million and a net loss of $5.4 million, which was partially offset by an decrease in accounts payable of $11.6 million. The increase in accounts receivable-factored of $11.5 million was due to the increase of sales for the three months ended March 31, 2012 as compared to the three months ended July 2, 2011. Net cash provided by operating activities was $1.8 million for the nine months ended April 2, 2011which resulted primarily from a decrease in accounts receivable-factored of $4.9 million and inventories of $3.6 million, which was partially offset by a net loss of $4.7 million, a decrease in accrued expenses and long term liabilities of $1.1 million, and an increase in prepaid expenses and other assets of $0.8 million. The decrease in accounts receivable-factored of $4.9 million was due to the reduction of sales for the three months ended April 2, 2011 as compared to the three months ended July 3, 2010.

Cash used in investing activities for the nine months ended March 31, 2012 was $0.9 million compared to $0.3 million in the previous year. The purchases of fixed assets for the nine months ended March 31, 2012 consisted primarily of store fixtures for the new Camuto licensed products.

Net cash provided by financing activities of $4.9 million for the nine months ended March 31, 2012 resulted from revolving credit borrowings. Net cash used in financing activities of $1.5 million for the nine months ended April 2, 2011 resulted primarily from repayments of revolving credit borrowings.

BERNARD CHAUS, INC. AND SUBSIDIARIES

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

The borrowings under the agreement accrue interest at a rate of 3.00% above prime; however, the applicable rate shall revert to the original 2.00% interest rate in the event that we achieve two successive quarters of profitable business. The interest rate as of March 31, 2012 was 6.25%. We have the option to terminate the agreement with CIT. If we terminate the agreement with CIT due to non-performance by CIT of certain of its obligations for a specified period of time, we will not be liable for any termination fees. Otherwise, in the event of an early termination by us, we will be liable for minimum factoring fees.

On March 31, 2012, the Company had $1.2 million of outstanding letters of credit, total availability of approximately $8.4 million and revolving credit borrowings of $7.5 million under the agreement. On April 2, 2011, the Company had $1.1 million of outstanding letters of credit, total availability of approximately $1.1 million, and $10.0 million of revolving credit borrowings, including a short-term extension of $0.3 million.

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

Off-balance Sheet Arrangements

As of March 31, 2012, we do not have any off-balance sheet arrangements except for letters of credit under the agreement with CIT. The borrowings under the letters of credit finance the Company’s operating expenses and are a significant source of liquidity for the Company. For more information about borrowing terms, see “Financing Agreement” discussion above.

BERNARD CHAUS, INC. AND SUBSIDIARIES

Future Financing Requirements

For the nine months ended March 31, 2012, we realized losses from operations of $5.4 million, and as of March 31, 2012 we had a working capital deficit of $4.8 million and stockholders’ deficiency of $18.8 million. Our business plan requires the availability of sufficient cash flow and borrowing capacity to finance our product lines and to meet our cash needs. We expect to satisfy such requirements through cash on hand, cash flow from operations and borrowings from our lender. Our fiscal 2012 business plan anticipates improvement from fiscal 2011, primarily by achieving increased revenues and improved gross margin percentages. Our ability to achieve our fiscal 2012 business plan is critical to maintaining adequate liquidity. We rely on CIT, the sole source of our external financing, to borrow money in order to fund our operations. Should CIT cease funding our operations, we may not have sufficient cash flow from operations to meet our liquidity needs. In addition, CTG manufactures the majority of our product on favorable payment terms. In the event CTG terminates the supply agreement or requires a change in the favorable payment terms, we may be unable to locate alternative suppliers in a timely manner or obtain similarly favorable payment terms. For the fiscal year ended July 2, 2011, the KCP License Agreement accounted for approximately 54% of our revenues, and this agreement terminated on June 1, 2011. While we entered into the Camuto License Agreement, there can be no assurance that we will be able to derive revenue from this agreement sufficient to offset the loss in revenue resulting from the termination of the KCP License Agreement. There could be a material adverse effect on our business, liquidity and financial condition should any of the following occur: a) CIT ceases its funding of our operations, b) CTG terminates its supply agreement with us or requires a change in the favorable payment terms, or c) we fail to offset the revenue lost as a result of the termination of the KCP License Agreement.

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

Factoring Agreement and Accounts Receivable — We have a factoring agreement with CIT whereby substantially all of our receivables are factored. The factoring agreement is a non-recourse factoring agreement whereby CIT, based on credit approved orders, assumes the accounts receivable risk of our customers in the event of insolvency or nonpayment. We assume the accounts receivable risk on sales factored to CIT but not approved by CIT as non-recourse, which approximated $0.2 million as of March 31, 2012, $0.2 million as of July 2, 2011 and $0.4 million as of April 2, 2011. We receive payment on non-recourse factored receivables from CIT as of the earlier of: a) the date that CIT has been paid by our customers; b) the date of the customer’s longest maturity if the customer is in bankruptcy or insolvency proceedings; or c) the last day of the third month following the customer’s longest maturity date if the receivable remains unpaid. All receivable risks for customer deductions that reduce the customer receivable balances are retained by us, including, but not limited to, allowable customer markdowns, operational chargebacks, disputes, discounts and returns. These deductions totaling approximately $3.3 million as of March 31, 2012, $2.3

BERNARD CHAUS, INC. AND SUBSIDIARIES

million as of July 2, 2011 and $2.0 million as of April 2, 2011, have been recorded as a reduction of either accounts receivable-factored or accounts receivable-net based on the classification of the respective customer balance to which they pertain. We also assume the risk on accounts receivable not factored to CIT, which are shown as Accounts Receivable-net on the accompanying balance sheets.

Inventories — Inventories are stated at the lower of cost or market, cost being determined on the first-in, first-out method. The majority of our inventory purchases are shipped FOB shipping point from our suppliers. We take title and assume the risk of loss when merchandise is received at the boat or airplane overseas. Reserves for slow moving and aged merchandise are provided to adjust inventory costs based on historical experience and current product demand. Inventory reserves were $0.5 million as of March 31, 2012, $0.4 million as of July 2, 2011 and $0.4 million as of April 2, 2011. Inventory reserves are based upon the level of excess and aged inventory and estimated recoveries on the sale of the inventory. While markdowns have been within expectations and the provisions established, we cannot guarantee that we will continue to experience the same level of markdowns as in the past.

Valuation of Long-Lived Assets and Trademarks — Trademarks relate to the Cynthia Steffe trademarks and were determined to have an indefinite life. We conduct impairment testing annually in the fourth quarter of each fiscal year, or sooner if events and changes in circumstances suggest that the carrying amount may not be recoverable from its estimated future cash flows including market participant assumptions, when available. The review of trademarks and long lived assets is based upon projections of anticipated future undiscounted cash flows. While we believe that our estimates of future cash flows are reasonable, different assumptions regarding such cash flows could materially affect evaluations. To the extent these future projections or our strategies change, the conclusion regarding impairment may differ from the current estimates. There were no impairment charges for the nine months ended March 31, 2012 and April 2, 2011.

Income Taxes — Results of operations have generated a federal tax NOL carryforward of approximately $59.5 million as of July 2, 2011. Approximately 15% of the Company’s NOL carryforward expires in 2012. Generally accepted accounting principles require that we record a valuation allowance against the deferred tax asset associated with this NOL if it is “more likely than not” that we will not be able to utilize it to offset future taxable income. As of March 31, 2012, based upon its evaluation of our historical and projected results of operations, the current business environment and the magnitude of the NOL, we recorded a full valuation allowance on our deferred tax assets including NOLs. The provision for income taxes primarily relates to provisions for state and local taxes and a deferred provision for temporary differences associated with indefinite lived intangibles. It is possible, however, that we could be profitable in the future at levels which cause us to conclude that it is more likely than not we will realize all or a portion of the NOL carryforward. Upon reaching such a conclusion, we would record the estimated net realizable value of the deferred tax asset at that time and would then provide for income taxes at a rate equal to our combined federal and state effective rates. Subsequent revisions to the estimated net realizable value of the deferred tax asset could cause our provision for income taxes to vary from period to period, although our cash tax payments would remain unaffected until the benefit of the NOL is utilized.

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

Each fiscal quarter the Company carries out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chairwoman and Chief Executive Officer (“CEO”) and the

BERNARD CHAUS, INC. AND SUBSIDIARIES

Company’s CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based on this evaluation, our management, with the participation of the CEO and CFO, concluded that, as of March 31, 2012, our internal controls over financial reporting were effective.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

We are involved in legal proceedings from time to time arising out of the ordinary course of business. We believe that the outcome of these proceedings in the aggregate will not have a material adverse effect on our financial condition, results of operations or cash flows.

On September 29, 2011, the Company was served with a summons and complaint in connection with a purported shareholder class action lawsuit relating to Camuto’s merger proposal. The lawsuit was filed in the Supreme Court of the State of New York and alleges, among other things, breach of fiduciary duties by certain current and prior directors of the Company. On April 3, 2012, the Company entered into a memorandum of understanding with Kenneth Braun, the Plaintiff in the putative class action, and with Dr. Barry Berkowitz, the owner of 4,688,591 shares of Company common stock, providing for the litigation to be settled with prejudice and for Dr. Berkowitz to support the Merger, so long as it has the approval of the Board. The memorandum of understanding is, among other things, subject to court approval and is attached as an exhibit to the Form 8-K filed by the Company on April 5, 2012. The memorandum of understanding has not yet been approved by the court, and therefore the Company cannot ensure settlement of the pending litigation or the terms of any such settlement.

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

101

The following materials from the quarterly report on this Form 10-Q for the quarter ended March 31, 2012 formatted in Extensible Business Reporting Language (XBRL) include: (i) Unaudited Consolidated Balance Sheet, (ii) Unaudited Consolidated Statement of Operations, (iii) Unaudited Consolidated Statement of Cash Flows and (iv) Notes to the Unaudited Consolidated Financial Statements tagged as blocks of text.

BERNARD CHAUS, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BERNARD CHAUS, INC.

Date: May 15, 2012	By:	/s/ Josephine Chaus
Josephine Chaus
Chairwoman of the Board, and
Chief Executive Officer

Date: May 15, 2012	By:	/s/ William P. Runge
William P. Runge
Interim Chief Financial Officer